Form 10-Q
period 1995-03-31
NANOMETRICS INC
filed 1995-05-12
CIK 704532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


  X       Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995 or
                               --------------
____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission file number              0-13470
                      ---------------------------------

                            NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                             94-2276314
- ---------------------------------            -------------------
 (State of other jurisdiction of             (I. R. S. Employer
    incorporation or organization)           Identification No.)


   310 DEGUIGNE DRIVE, SUNNYVALE, CA                94086
- ----------------------------------------     -------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code      (408) 746-1600
                                                       ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X                 NO
                     ---                    ---

At April 7, 1995 there were 7,408,495 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.   Financial Information                                             Page
                                                                            ----
  Item 1. Financial Statements

       Consolidated Balance Sheets -
       March 31, 1995 (unaudited) and December 31, 1994 . . . . . . . . . . . 3

       Consolidated Statements of Operations -
       Three months ended March 31, 1995
       and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . 5

       Consolidated Statements of Cash Flows -
       Three months ended March 31, 1995
       and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . 6

       Notes to Consolidated Financial
       Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . . . . . . .8

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .9


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS




                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                     ASSETS

                                                  March 31,   December 31,
                                                    1995         1994
                                                 (Unaudited)
                                                  ----------   ----------
Current assets:
 Cash and equivalents                            $   2,006     $ 2,135
 Short-term investments                              1,374         493
 Accounts receivable, less allowance for
   doubtful accounts of $275 and $270                5,602       4,881
 Other receivables                                      28         115
 Inventories                                         4,394       4,752
 Prepaid and deferred income taxes                      98           -
 Other prepaid expenses                                407         112
                                                  --------      ------
 Total current assets                               13,909      12,488

Property, plant and equipment, net                   3,524       3,179
Other assets                                           127         119
                                                  --------      ------
                                                  $ 17,560    $ 15,786
                                                  --------      ------
                                                  --------      ------


                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                   (Amounts in thousands except share amounts)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           March 31,   December 31,
                                             1995           1994
                                          (Unaudited)
                                          -----------   -----------
Current liabilities:
 Accounts payable                            $   1,019       $    696
 Accrued payroll and related expenses              337            236
 Other current liabilities                       1,189          1,117
 Income taxes payable                              164              7
 Current portion of long-term debt                 199            227
                                               -------         ------

 Total current liabilities                       2,908          2,283

Long-term debt                                     401            421

Deferred income taxes                               90             87

Shareholders' equity:
 Common stock, no par value;
   25,000,000 shares authorized;
   7,394,678 and 7,370,978 outstanding           10,033         10,018
 Retained earnings                                2,421          2,117
 Cumulative translation adjustment                1,707            860
                                                -------         ------
 Total shareholders' equity                      14,161         12,995
                                                -------         ------

Total liabilities and shareholders' equity    $  17,560       $ 15,786
                                                -------         ------
                                                -------         ------






                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                             March 31,
                                                          1995      1994
                                                        ------   -------
Revenues:
 Net sales                                              $ 3,609   $ 1,681
 Service                                                    933       958
                                                         ------    -------

    Total revenues                                        4,542     2,639

Costs and expenses:
 Cost of sales                                            1,750       943
 Cost of service                                            744       672
 Research and development                                   505       631
 Selling                                                    752       636
 General and administrative                                 497       468
                                                         ------    -------
    Total costs and expenses                              4,248     3,350
                                                         ------    -------

Operating income (loss)                                     294      (711)

Other income, net                                           172        74
                                                         ------    -------

Income (loss) before provision for income taxes             466      (637)

Provision for income taxes                                  160         7
                                                         ------    -------
Net income (loss)                                       $   306   $  (644)
                                                         ------    -------
                                                         ------    -------
Per share amounts:
 Net income (loss) per common share                     $  0.04   $  (0.09)
                                                         ------    -------
                                                         ------    -------

Weighted average common shares outstanding                7,709      7,154
                                                         ------    -------
                                                         ------    -------




                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                                1995      1994
                                                              ------    -------
Operating activities:
  Net income (loss)                                            $  306   $  (644)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                   77        85
  Changes in assets and liabilities:
   Accounts receivable                                           (210)      518
   Other receivables                                               90       (25)
   Inventories                                                    507      (511)
   Prepaid expenses                                              (296)      (30)
   Other assets                                                   (98)       11
   Accounts payable and other liabilities                         370      (395)
   Deferred revenue                                                50         5
   Income taxes payable                                           144      (136)
                                                               -------   -------
Net cash provided by (used in) operating activities               940    (1,122)

Investing activities:
  Short term investments, net                                    (790)    1,007
  Capital expenditures                                              -         -
                                                               -------   -------

Net cash provided by (used in) investing activities              (790)    1,007
                                                               -------   -------

Financing activities:
  Repayments of long-term debt                                   (137)     (158)
  Issuance of common stock                                         15        60
                                                               -------   -------

Net cash used in financing activities                            (122)      (98)
                                                               -------   -------

Effect of exchange rate changes on cash                           (66)      (19)
                                                               -------   -------

Net change in cash and equivalents                                (38)     (232)
Cash and equivalents at beginning of period                     2,135     1,210
                                                               -------   -------

Cash and equivalents at end of period                         $ 2,097    $  978
                                                               -------   -------
                                                               -------   -------

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                       $    9    $   14
                                                               -------   -------
                                                               -------   -------

  Cash paid for income taxes                                   $    1    $  110
                                                               -------   -------
                                                               -------   -------

                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1. Consolidated Financial Statements

    The consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

    While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1994 Form 10-K.



Note 2. Inventories

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out actual cost) or market.

 Inventories consist of the following:

                                    March 31,  December 31,
                                      1995        1994
                                    --------   ---------
                                   (Amounts in thousands)
 Raw materials and subassemblies    $  1,826   $  1,225
 Work in process                         894        735
 Finished goods                        1,674      2,792
                                    --------   ---------
                                    $  4,394   $  4,752
                                    --------   ---------
                                    --------   ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Total revenues for the first quarter of 1995 were $4,542,000, an increase of $1,903,000 or 72% from the same quarter in 1994. Net sales revenue of $3,609,000 increased $1,928,000 or 115% for the first quarter of 1995 compared to the same period in 1994 resulting from increased demand for the Company's products in the U. S. and Japan, especially its higher priced, automated systems. Service revenue decreased $25,000 or 3% for the first quarter of 1995 compared to the same period in 1994.

    Cost of sales as a percentage of net sales decreased from 56% in the first quarter of 1994 to 48% in the first quarter of 1995 primarily because of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue increased from 70% in the first quarter of 1994 to 80% in the first quarter of 1995. This increase was primarily attributable to additional personnel for improved customer response and to higher costs in Japan.

    Research and development expenses for the first quarter of 1995 decreased by $126,000 or 20% compared to the same period in 1994. This decrease was mainly due to lower materials expenses as the Company directs more of its efforts on software development.

    Selling expenses for the first quarter of 1995 increased by $116,000 or 18% compared to the same period in 1994 primarily because of higher commission expenses resulting from higher sales.

    General and administrative expenses for the first quarter of 1995 increased $29,000 or 6% compared to the same period in 1994 as a result of higher overhead expenses.

    Other income increased $98,000 during the first quarter of 1995 compared to the same period in 1994 due to more favorable exchange rate results.

    The Company reported an operating income of $294,000 and net income of $306,000 for the first quarter of 1995 compared to an operating loss of $711,000 and a net loss of $644,000 for the same period in 1994.

    The Company is optimistic about its prospects for the second quarter with new products ready to ship and increased demand for established products.


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1995, the Company had working capital of $11,001,000 compared to $10,205,000 at December 31, 1994. The current ratio at March 31, 1995 was
4.8 to 1. The Company believes working capital including cash and short-term investments of $3,380,000 will be sufficient to meet its needs at least through the next twelve months. The Company can seek bank or other financing to provide additional capital if needed. Operating activities for the first quarter of 1995 provided cash of $940,000 primarily from lower inventory levels and net income while the purchase of short-term investments used $790,000, debt repayment used $137,000 and issuance of common stock provided $15,000.

                            NANOMETRICS INCORPORATED

                                     PART II

                                OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits
    None

B.     Reports on Form 8-K
       None.

                            NANOMETRICS INCORPORATED

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



 /s/ Vincent J. Coates
- -------------------------------
Vincent J. Coates
Chairman and Chief Executive Officer




 /s/ Paul B. Nolan
- ------------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  May 11, 1995