Form 10-Q
period 1995-06-30
NANOMETRICS INC
filed 1995-08-10
CIK 704532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934

For the quarterly period ended JUNE  30,  1995
                               ----  ---  ----

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


                              NANOMETRICS INCORPORATED
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                       94-2276314
---------------------------------                      --------------------
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                         Identification No.)


  310 DEGUIGNE DRIVE, SUNNYVALE, CA                         94086
-----------------------------------                    ---------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
                                                     --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X        NO
                   -------         ------

At July 12, 1995 there were 7,604,129 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.   Financial Information                                            PAGE
                                                                           ----

     Item 1.   Financial Statements


               Consolidated Balance Sheets -
               June 30, 1995 and December 31, 1994 . . . . . . . . . . . . .3

               Consolidated Statements of Operations -
               Three months and six months  ended
               June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . .5

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 1995
               and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . 6

               Notes to Consolidated Financial
               Statement . . . . . . . . . . . . . . . . . . . . . . . . . . 7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of  . . . . . . . . . . . . .8


Part II.  Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . 10

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                            NANOMETRICS INCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                     ASSETS

                                                    June 30,     December 31,
                                                      1995          1994
                                                   ----------    ------------
Current assets:
   Cash and equivalents                             $  2,303       $  2,135
   Short-term investments                              5,631            493
   Accounts receivable, less allowance for
     doubtful accounts of $293 and $270                6,591          4,881
   Other receivables                                      43            115
   Inventories                                         4,457          4,752
   Deferred income taxes and prepaid expenses            471            112
                                                      ------         ------
Total current assets                                  19,496         12,488

Property, plant and equipment, net                     3,535          3,179
Other assets                                             192            119
                                                      ------         ------

                                                    $ 23,223       $ 15,786
                                                     -------        -------
                                                     -------        -------

                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    June 30,     December 31,
                                                      1995          1994

                                                   ----------    ------------
Current liabilities:
   Accounts payable                                 $ 1,077        $   696
   Accrued payroll and related expenses                 658            236
   Other current liabilities                            982          1,117
   Income taxes payable                                 343              7
   Current portion of long-term debt                    679            227
                                                    -------        -------
Total current liabilities                             3,739          2,283

Long-term debt                                        4,668            421

Deferred income taxes                                    91             87

Shareholders' equity:
   Common stock, no par value;
     25,000,000 shares authorized;
     7,576,379 and 7,370,978 outstanding             10,159         10,018
    Retained earnings                                 3,001          2,117
   Cumulative translation adjustment                  1,565            860
                                                    -------        -------
Total shareholders' equity                           14,725         12,995
                                                    -------        -------

                                                    $23,223        $15,786
                                                    -------        -------
                                                    -------        -------

                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Month Ended                       Six Months Ended
                                                        June 30,                               June 30,
                                                    1995         1994                      1995        1994
                                                 ----------   ----------                ---------   ---------
Revenues:
  Net sales                                       $  3,947    $  2,446                  $  7,556    $  4,127
  Service                                            1,257         968                     2,190       1,926
                                                  ---------   ---------                 ---------   ---------
    Total revenues                                   5,204       3,414                     9,746       6,053

Costs and expenses:
  Cost of sales                                      1,831       1,235                     3,581       2,178
  Cost of service                                      810         679                     1,554       1,351
  Research and development                             684         609                     1,189       1,240
  Selling                                              872         681                     1,624       1,317
  General and administrative                           529         475                     1,026         943
                                                  ---------   ---------                 ---------    --------
      Total costs and expenses                       4,726       3,679                     8,974       7,029
                                                  ---------   ---------                 ---------    --------

Operating income (loss)                                478        (265)                      772        (976)

Other income, net                                      296          18                       468          92
                                                  ---------   ---------                 ---------    --------

Income (loss) before provision
 for income taxes                                      774        (247)                    1,240        (884)

Provision for income taxes                             194           6                       354          13
                                                  ---------   ---------                 ---------    --------

Net income (loss)                                 $    580    $   (253)                 $    886     $  (897)
                                                  ---------   ---------                 ---------    --------
                                                  ---------   ---------                 ---------    --------

Per share amounts:

Net income (loss) per share                       $    .07    $   (.03)                 $    .11     $  (.12)
                                                  ---------   ---------                 ---------    --------
                                                  ---------   ---------                 ---------    --------



Weighted average shares
  outstanding                                        8,349       7,326                     8,029       7,240
                                                  ---------   ---------                 ---------    --------
                                                  ---------   ---------                 ---------    --------



                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       1995             1994
                                                   ----------       ----------
Operating activities:
  Net income (loss)                                $    886         $   (897)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in)  operating
  activities:
    Depreciation and amortization                       157              169
    Deferred income taxes                              (214)              -
    Changes in assets and liabilities:
      Accounts receivable                            (1,065)             (65)
      Other receivables                                  75              (10)
      Inventories                                       489             (430)
      Prepaid expense                                  (144)             (57)
      Other assets                                      (59)              10
      Accounts payable and other liabilities            571             (340)
      Income taxes payable                              320             (136)
                                                   ----------       ----------
Net cash provided by (used in) operating
activities                                            1,016           (1,756)
                                                   ----------       ----------

Investing activities:
  Short term investments, net                        (5,138)           1,981
  Capital expenditures                                   (6)             (19)
                                                   ----------       ----------
Net cash provided by (used in) investing
activities                                           (5,144)           1,962
                                                   ----------       ----------

Financing activities:
  Proceeds from long-term borrowings                  4,700               -
  Repayments of long-term debt                         (160)            (265)
  Issuance of common stock                              141              155
                                                   ----------       ----------
Net cash provided by (used in) financing
activities                                            4,681             (110)
                                                   ----------       ----------

Effect of exchange rate changes on cash                (385)             (19)
                                                   ----------       ----------

Net change in cash and equivalents                      168               77
Cash and equivalents at beginning of period           2,135            1,210
                                                   ----------       ----------
Cash and equivalents at end of period              $  2,303         $  1,287
                                                   ----------       ----------
                                                   ----------       ----------

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                           $     35         $     29
                                                   ----------       ----------
                                                   ----------       ----------

  Cash paid for income taxes                       $     23         $    136
                                                   ----------       ----------
                                                   ----------       ----------

                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Consolidated Financial Statements

     The consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.   Per Share Information

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive.

Note 3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                  June 30,      December 31,
                                                    1995           1994
                                                  ---------     ------------
                                                    (Amounts in thousands)

     Raw materials and subassemblies              $   1,917     $   1,225
     Work in process                                  1,418           735
     Finished goods                                   1,122         2,792
                                                  ---------     ------------
                                                  $   4,457     $   4,752
                                                  ---------     ------------
                                                  ---------     ------------

Note 4.   Borrowing Arrangements

     The Company, in June 1995, borrowed $4.7 million (400,000,000 Yen) from the Mitsubishi Bank, Ltd in Chiba, Japan to provide supplemental working capital for the Company's operations. The loan was secured using the Company's factory and adjacent land in Japan as collateral. This obligation bears interest at the bank's prime rate (2.375% at June 30, 1995) plus 1.3% and is due in quarterly installments of principal and interest through 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended June 30, 1995 were $5,204,000, an increase of $1,790,000 or 52% from the comparable period in 1994. For the six months ended June 30, 1995, total revenues of $9,746,000 increased by $3,693,000 or 61% from the comparable period in 1994. Net sales of $3,947,000 and $7,556,000 for the three months and six months ended June 30, 1995, respectively, increased $1,501,000 or 61% and $3,429,000 or 83%, respectively, as compared with the same periods during 1994. The increases in net sales resulted from stronger demand for all of the Company's products especially from semiconductor manufacturers in the U.S., Europe and Japan. Service revenue of $1,257,000 and $2,190,000 for the three months and six months ended June 30, 1995, respectively, increased $289,000 or 30% and $264,000 or 14%, respectively, as compared to the same periods in 1994. These increases in service revenue are primarily attributable to increased sales of accessories and upgrades in the U.S. and Japan in 1995. The Company believes that its revenue growth for the three and six month periods ended June 30, 1995 is not necessarily indicative of future results.

     Cost of sales as a percentage of net sales decreased from 50% in the second quarter of 1994 to 46% in the second quarter of 1995 primarily because of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue decreased from 70% in the second quarter of 1994 to 64% in the second quarter of 1995. This decrease was primarily attributable to to strong margins on the additional sales of accessories and upgrades in 1995. Cost of sales as a percentage of net sales for the six months ended June 30, 1995 decreased to 47% from 53% a year ago as a result of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue for the six months ended June 30, 1995 increased slightly to 71% from 70% a year ago.

     Research and development expenses for the three months ended June 30, 1995 increased $75,000 or 12% compared to the same period in 1994 resulting from higher development costs at the Japanese subsidiary. Research and development expenses for the six months ended June 30, 1995 decreased $51,000 or 4% compared to the same period in 1994 primarily due to lower materials expenses, especially in the first quarter of 1995, as the Company directs more of its efforts on software development.

     Selling expenses for the three month and six month periods ended June 30, 1995 increased by $191,000 or 28% and $307,000 or 23%, respectively, compared to the same periods in 1994 primarily because of higher commission expenses resulting from higher sales and the cost of opening a sales office in Austin, Texas.

     General and administrative expenses for the three month and six month periods ended June 30, 1995 increased by $54,000 or 11% and $83,000 or 9%, respectively, compared to the same periods in 1994 as a result of higher overhead expenses mainly at the Japanese subsidiary.

     Other income for the three month and six month periods ended June 30, 1995 increased $278,000 and $376,000, respectively, from the comparable periods in 1994 due to more favorable exchange rate results.

     For the quarter and the six months ended June 30, 1995, the effective income tax rates were 25% and 29%, respectively. The income tax provision for interim periods reflects the Company's estimated annual income tax rate. The difference between income taxes computed at the federal statutory rate and the effective tax rate in the second quarter and the first six months of 1995 is due to the effect of foreign income taxed at a lower overall effective rate due to the utilization of previously reserved net operating loss carryforwards and foreign tax credits.

     The Company reported an operating income of $478,000 and net income of $580,000 for the second quarter of 1995 compared to an operating loss of $265,000 and a net loss of $253,000 for the same period in 1994. For the first six months of 1995, the Company reported an operating income of $772,000 and net income of $886,000 which compared to an operating loss of $976,000 and a net loss of $897,000 for the same period in 1994.

     With sufficient capital, the introduction of new products and increased demand for established products, the Company is optimistic about its prospects for the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company had working capital of $15,757,000 compared to $10,205,000 at December 31, 1994. The current ratio at June 30, 1995 was 5.2 to 1. The Company believes working capital including cash and short-term investments of $7,934,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first six months of 1995 provided cash of $1,016,000 primarily from net income, increased liabilities and reduced inventory while the purchase of short-term investments used $5,138,000, capital expenditures used $6,000, a long-term loan from a Japanese bank provided $4,700,000, debt repayment used $160,000 and issuance of common stock provided $141,000.

                             NANOMETRICS INCORPORATE
                                     PART II

                                OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.   The annual meeting of shareholders was held on May 23, 1995.

B.   The following directors were elected to the board of directors:

       Vincent J. Coates
       Nathaniel Brenner
       Norman V. Coastes
       Roger  G. Novesky

C.   The following matters were voted upon at the annual meeting:

                                               For        Against    Abstain
                                           ----------   ---------- ----------
1.   To elect the following directors
     to serve for the ensuing year:

     Vincent J. Coates, Chairman            5,425,755       0       2,029,540

     Nathaniel Brenner, Director            5,426,388       0       2,028,907

     Norman V. Coates, Director             5,426,388       0       2,028,907

     Roger G. Novesky, Director             5,426,388       0       2,028,907

2.   To ratify the appointment of
     Deloitte & Touche LLP as
     independent auditors for the fiscal
     year ending December 31, 1995.         5,425,766      100      2,029,429


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

A.   Exhibits

     None

B.   Reports on Form 8-K.

     None.

                            NANOMETRICS INCORPORATED

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



 /s/ Vincent J. Coates
---------------------------
Vincent J. Coates
Chairman and Chief Executive Officer




 /s/ Paul B. Nolan
---------------------------
Paul B. Nolan
Chief Financial Officer


Dated: August 9, 1995