Form 10-Q
period 1995-09-30
NANOMETRICS INC
filed 1995-11-13
CIK 704532

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C. 20549

                                 FORM 10-Q


 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934


For the quarterly period ended September  30,  1995
                               ---------  ---  ----

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ----------------------------------------------------


                           NANOMETRICS INCORPORATED
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            California                                      94-2276314
----------------------------------------------        ----------------------
    (State or other jurisdiction of                     (I. R. S. Employer
    incorporation or organization)                      Identification No.)

    310 DeGuigne Drive, Sunnyvale, CA                         94086
----------------------------------------------        ----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (408) 746-1600
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

At October 6, 1995 there were 7,847,578 shares of common stock, no par value, issued and outstanding.

                           NANOMETRICS INCORPORATED

                                     INDEX

                                                                       Page
                                                                       ----
Part I.  Financial Information

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
       September 30, 1995 and December 31, 1994....................     3

       Consolidated Statements of Operations -
       Three months and nine months ended
       September 30, 1995 and 1994.................................     5

       Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1995
       and 1994....................................................     6

       Notes to Consolidated Financial
       Statement...................................................     7

  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations...............     8


Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K.........................    10

Signatures.........................................................    11

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                           NANOMETRICS INCORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)
                                  (Unaudited)

                                                    September 30,  December 31,
                                                       1995           1994
                                                    ------------   ------------
 ASSETS
Current assets:
 Cash and equivalents                                   $1,238        $ 2,135
 Short-term investments                                  5,635            493
 Accounts receivable, less allowance for
  doubtful accounts of $305 and $270                     7,268          4,881
 Other receivables                                         116            115
 Inventories                                             4,103          4,752
 Deferred income taxes and prepaid expenses                610            112
                                                       -------        -------
Total current assets                                    18,970         12,488

Property, plant and equipment, net                       3,045          3,179
Other assets                                               167            119
                                                       -------        -------
                                                       $22,182        $15,786
                                                       =======        =======

                See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                   (Amounts in thousands except share amounts)
                                  (Unaudited)



                                                   September 30,   December 31,
                                                       1995            1994
                                                   -------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $ 1,055       $   696
 Accrued payroll and related expenses                       502           236
 Other current liabilities                                  833         1,117
 Income taxes payable                                       532             7
 Current portion of long-term debt                          574           227
                                                        -------       -------
Total current liabilities                                 3,496         2,283

Long-term debt                                            3,771           421
Deferred income taxes                                        87            87

Shareholders' equity:
 Common stock, no par value;
   25,000,000 shares authorized;
   7,804,891 and 7,370,978 shares outstanding            10,308        10,018
 Retained earnings                                        3,843         2,117
 Cumulative translation adjustment                          677           860
                                                        -------       -------
Total shareholders' equity                               14,828        12,995
                                                        -------       -------
                                                        $22,182       $15,786
                                                        =======       =======

                See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     Three Month Ended           Nine Months Ended
                                       September 30,              September 30,
                                      1995       1994             1995       1994
                                    --------   ---------       ---------   --------
Revenues:
  Net sales                           $4,945     $2,288          $12,501   $ 6,415
  Service                              1,161      1,075            3,351     3,001
                                     -------    -------          -------   -------
      Total revenues                   6,106      3,363           15,852     9,416

Costs and expenses:
  Cost of sales                        2,124      1,241            5,705     3,419
  Cost of service                        928        788            2,482     2,139
  Research and development               654        611            1,843     1,851
  Selling                                978        743            2,602     2,060
  General and administrative             557      1,004            1,583     1,947
                                     -------    -------          -------   -------

      Total costs and expenses         5,241      4,387           14,215    11,416
                                     -------    -------          -------   -------

Operating income (loss)                  865     (1,024)           1,637    (2,000)

Other income, net                        222         50              690       142
                                     -------    -------          -------   -------

Income (loss) before provision
 for income taxes                      1,087       (974)           2,327    (1,858)
Provision for income taxes               245          4              599        17
                                     -------    -------          -------   -------
Net income (loss)                    $   842    $  (978)         $ 1,728   $(1,875)
                                     =======    =======          =======   =======
Per share amounts:

Net income (loss) per share          $   .10    $  (.13)        $    .21   $  (.26)
                                     =======    =======          =======   =======

Weighted average shares
 outstanding                           8,444      7,363            8,167     7,281
                                     =======    =======          =======   =======

                See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1995        1994
                                                                     --------    --------
Operating activities:
 Net income (loss)                                                   $ 1,728    $ (1,875)
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in)  operating activities:
  Depreciation and amortization                                          241         251
  Deferred income taxes                                                 (218)        155
  Changes in assets and liabilities:
   Accounts receivable                                                (2,543)      1,074
   Other receivables                                                       2         (11)
   Inventories                                                           634      (1,079)
   Prepaid expense                                                      (284)        (19)
   Other assets                                                          (58)         10
   Accounts payable and other liabilities                                363        (561)
   Income taxes payable                                                  579        (291)
                                                                     -------    --------
Net cash provided by  (used in) operating activities                     444      (2,346)
                                                                     -------    --------

Investing activities:
 Short term investments, net                                          (5,142)      2,956
 Capital expenditures                                                    (93)        (30)
                                                                    --------    --------
Net cash provided by (used in) investing activities                   (5,235)      2,926
                                                                    --------    --------

Financing activities:
 Proceeds from long-term borrowings                                    4,700           -
 Repayments of long-term debt                                           (588)       (433)
 Issuance of common stock                                                290         155
                                                                    --------    --------
Net cash provided by (used in) financing activities                    4,402        (278)
                                                                    --------    --------

Effect of exchange rate changes on cash                                 (508)        (49)
                                                                    --------    --------

Net change in cash and equivalents                                      (897)        253
Cash and equivalents at beginning of period                            2,135       1,210
                                                                    --------    --------
Cash and equivalents at end of period                               $  1,238    $  1,463
                                                                    ========    ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                             $     76    $     41
                                                                    ========    ========

 Cash paid for income taxes                                         $     23    $    136
                                                                    ========    ========

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

  While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results to be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1994 Form 10-K.

Note 2. Per Share Information

  Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive.


Note 3. Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       September 30,   December 31,
                                           1995            1994
                                       -------------   ------------
                                         (Amounts in thousands)

  Raw materials and subassemblies            $1,604      $1,225
  Work in process                             1,474         735
  Finished goods                              1,025       2,792
                                             ------      ------
                                             $4,103      $4,752
                                             ======      ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
------- -- ----------

  Total revenues for the three months ended September 30, 1995 were $6,106,000, an increase of $2,743,000 or 82% from the comparable period in 1994. For the nine months ended September 30, 1995, total revenues of $15,852,000 increased by $6,436,000 or 68% from the comparable period in 1994. Net sales of $4,945,000 and $12,501,000 for the three months and nine months ended September 30, 1995, respectively, increased $2,657,000 or 116% and $6,086,000 or 95%, respectively, as compared with the same periods during 1994. The increases in net sales resulted from stronger worldwide demand for all of the Company's products especially from semiconductor manufacturers in the U.S., Europe, Korea and Japan. Service revenue of $1,161,000 and $3,351,000 for the three months and nine months ended September 30, 1995, respectively, increased $86,000 or 8% and $350,000 or 12%, respectively, as compared to the same periods in 1994. These increases in service revenue are primarily attributable to increased sales of accessories and upgrades in the U.S. and Japan in 1995. The Company believes that its revenue growth for the three and nine month periods ended September 30, 1995 is not necessarily indicative of future results.

  Cost of sales as a percentage of net sales decreased to 43% in the third quarter of 1995 from 54% in the third quarter of 1994. In addition, cost of sales as a percentage of net sales for the nine months ended September 30, 1995 decreased to 46% from 53% a year ago. These improved cost of sales ratios resulted primarily from higher sales volumes resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue increased to 80% in the third quarter of 1995 from 73% in the third quarter of 1994, while cost of service as a percentage of service revenue for the nine months ended September 30, 1995 increased to 74% from 71% a year ago. These cost of service ratios increased primarily from the addition of service personnel in Korea and the U.S.

  Research and development expenses for the three months ended September 30, 1995 increased $44,000 or 7% compared to the same period in 1995 resulting from higher development costs at the Japanese subsidiary. Research and development expenses for the nine months ended September 30, 1995 decreased $8,000 compared to the same period in 1994.

  Selling expenses for the three month and nine month periods ended September 30, 1995 increased by $235,000 or 32% and $542,000 or 26%, respectively, compared to the same periods in 1994 primarily because of higher commission expenses resulting from higher sales and the cost of opening sales offices in Korea and in Austin, Texas.

  General and administrative expenses for the three month and nine month periods ended September 30, 1995 decreased by $447,000 or 45% and $364,000 or 19%, respectively, compared to the same periods in 1994. The higher general and administrative expenses in 1994 included a $517,000 writeoff of a doubtful receivable.

  Other income for the three month and nine month periods ended September 30, 1995 increased $173,000 and $548,000, respectively, from the comparable periods in 1994 due primarily to more favorable exchange rate results.

  For the quarter and the nine months ended September 30, 1995, the effective income tax rates were 23% and 26%, respectively. The income tax provision for interim periods reflects the Company's estimated annual income tax rate. The difference between income taxes computed at the federal statutory rate and the effective tax rate in the third quarter and the first nine months of 1995 is due to the effect of foreign income taxed at a lower overall effective rate due to the utilization of previously reserved net operating loss carryforwards and the utilization of previously reserved federal net operating losses and foreign tax credits.

  The Company reported an operating income of $864,000 and net income of $842,000 for the third quarter of 1995 compared to an operating loss of $1,024,000 and a net loss of $978,000 for the same period in 1994. For the first nine months of 1995, the Company reported an operating income of $1,637,000 and net income of $1,728,000 which compared to an operating loss of $2,000,000 and a net loss of $1,875,000 for the same period in 1994.

  With sufficient capital and increased demand for new products and established products, the Company is optimistic about its prospects for the fourth quarter.


Liquidity and Capital Resources
--------- --- ------- ---------

  At September 30, 1995, the Company had working capital of $15,474,000 compared to $10,205,000 at December 31, 1994. The current ratio at September 30, 1995 was 5.4 to 1. The Company believes working capital, including cash and short-term investments of $6,873,000, will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first nine months of 1995 provided cash of $444,000 primarily from net income, while the purchase of short-term investments used $5,142,000, capital expenditures used $93,000, a long-term loan from a Japanese bank provided $4,700,000, debt repayment used $588,000 and issuance of common stock provided $290,000.

                            NANOMETRICS INCORPORATE
                                    PART II

                               OTHER INFORMATION


ITEM 6.     EXHIBIT AND REPORTS ON FORM 8-K

A.   Exhibits

     None

B.   Reports on Form 8-K.

     None.

                           NANOMETRICS INCORPORATED


                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



 /s/ Vincent J. Coates
------------------------------------
Vincent J. Coates
Chairman and Chief Executive Officer



 /s/ Paul B. Nolan
------------------------------------
Paul B. Nolan
Chief Financial Officer


Dated: November 13, 1995

                           NANOMETRICS INCORPORATED

                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



------------------------------------
Vincent J. Coates
Chairman and Chief Executive Officer


------------------------------------
Paul B. Nolan
Chief Financial Officer

Dated: November 13, 1995