Form 10-K405
period 1995-12-31
NANOMETRICS INC
filed 1996-03-29
CIK 704532

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K


(Mark One)

   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the fiscal year ended December 31, 1995 or

   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)


                            NANOMETRICS INCORPORATED
             (Exact name of registrant as specified in its charter)

      California                                            94-2276314
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                310 DeGuigne Drive, Sunnyvale, California 94086
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (408) 746-1600

                           _________________________

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

   Title of Each Class               Name of Each Exchange On Which Registered
   -------------------               -----------------------------------------
Common Stock, no par value                             NASDAQ

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes   x    No
      ---      ---

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 1996: $18,066,076 based upon the last sales price reported for such date. For purposes of this disclosure, shares of common stock held by officers, directors or persons who hold more than 5% of the outstanding shares of common stock of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K [x].

          The number of shares outstanding of the Registrant's common stock as of March 11, 1996 was 7,982,642.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 22, 1996 which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1995.

                            NANOMETRICS INCORPORATED
                          ANNUAL REPORT -- FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Part I

  Item 1.    Business.................................................  I-1
  Item 2.    Properties...............................................  I-8
  Item 3.    Legal Proceedings........................................  I-8
  Item 4.    Submission of Matters to a Vote of Security Holders......  I-8

 Part II

  Item 5.    Market for Registrant's Common Equity and Related
               Shareholder Matters....................................  II-1
  Item 6.    Selected Consolidated Financial Data.....................  II-2
  Item 7.    Management's Discussion and Analysis of  Financial
               Condition and Results of Operations....................  II-3
  Item 8.    Financial Statements and Supplementary Data..............  II-9
  Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................  II-24

Part III

  Item 10.   Directors and Executive Officers of the Registrant.......  III-1
  Item 11.   Executive Compensation...................................  III-1
  Item 12.   Security Ownership of Certain Beneficial Owners
               and Management.........................................  III-1
  Item 13.   Certain Relationships and Related Transactions...........  III-1

Part IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K............................................  IV-1

Signatures............................................................  V-1

                                      (ii)

                                    PART I

     THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACTION OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE FACTORS SET FORTH UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISK FACTORS," AND ELSEWHERE IN THIS REPORT.


ITEM 1.  BUSINESS
         --------

Introduction
------------

     Nanometrics Incorporated ("Nanometrics" or the "Company"), incorporated in California in 1975, designs, manufactures, markets and services optical microscope-based measurement and inspection stations. The primary market served by the Company is the semiconductor industry, which utilizes these instruments to monitor processes employed in the fabrication of integrated circuits on wafers, flat panel displays (FPDs) and magnetic recording heads (MRHs). Nanometrics pioneered many developments in measurement and inspection and today is a leading producer of automated instruments used to measure physical dimensions of circuit elements. All of the Company's products contain proprietary computer software and patented features.

     Since 1977, the majority of the Company's revenues have been from the sale of semiconductor measurement systems utilizing optical instrumentation. Newer versions of Nanometrics' optical measurement systems utilize wide-range, high sensitivity optics that also allow the measurement of most films used in integrated circuit, FPD and MRH manufacturing today. In addition to its role in supplying equipment to semiconductor manufacturers, the Company also manufactures optical microspectrophotometer systems which are used largely in forensic research laboratories.

     Nanometrics' business has been guided mainly by the semiconductor industry's rapid transition to smaller and more complex integrated circuits. As devices have become more dense and as the number of process steps have increased, the Company has responded with more efficient and sophisticated test and measurement systems. In October 1994, a new Fully Automated Film Thickness Measurement System, the NanoSpec 8000 was introduced to the market and began shipping to customers in the second quarter of 1995. In December 1994, as a result of R&D performed at its wholly owned subsidiary in Japan, the Company introduced another major Automated Film Thickness Measurement System, the NanoSpec 5500, aimed at large flat panel display manufacturing. These systems are designed to meet the performance requirements of today's highly automated and high throughput fabrication facilities.

     Products
     --------

     Nanometrics offers a range of products to address the varying needs of its customers for film thickness measurement and inspection. Current products are as follows:

     NanoSpec/AFT Film Thickness Systems. These optical microscope-based systems
     ------------ ---- --------- -------
measure the dielectric film thickness and chemical composition of film materials on integrated circuits, selectively and non-destructively. They measure the spectrum of the optical interference pattern on the die to determine the thickness and optical constants of different transparent films. A wide range of "thick" and "thin" films can be measured, including silicon dioxide, silicon nitride, polysilicon and photoresist on silicon, gallium arsenide, glass and other substrates. Since its introduction in 1977, the NanoSpec/AFT has gone through several model changes which have enhanced and improved performance based on customer needs. With an installation base of over 4000 units, the NanoSpec/AFT continues to be a leading product line of the Company.

Table-Top Systems
-----------------

     In 1992, Nanometrics introduced and began shipping two additions to the NanoSpec/AFT family of Automatic Film Thickness Measurement Systems, the table-top Models 4000 and 4100. These systems utilize the advanced IBM OS/2 (TM) software platform and a revolutionary high-sensitivity ultraviolet-visible light optical system that was the industry's first such measurement system. This system first provided semiconductor manufacturers with the ability to measure certain films and film properties important for fabrication of the latest fast, very large scale integrated (VLSI) circuits. The Model 4150, an enhanced version of the Model 4100 introduced in the middle of 1994, provides automated stage and focusing systems for hands-off uniformity maps. The Model 4000 is a lower cost system that provides manual stage and focusing controls. In 1995, the Company's Japanese subsidiary introduced two table-top systems, the Models 5000 and 5100 specifically engineered to meet the needs of the Japanese market. These systems are modified versions of the Models 4000 and 4150, respectively. The Company believes that it has a significant share of the semi-automatic film thickness measurement market for table-top systems such as the Models 4000, 4150, 5000 and 5100.

     The Company offers unique capability because of its design of programmable algorithms to the software platforms of the Models 4000 and 4150. This provides the semiconductor process engineer with the freedom and flexibility to create custom measurement programs to characterize the unique films and multi-layer film stacks which have become common design elements in modern VLSI circuits. The programmable measurement algorithms of the Models 4000 and 4150 also broaden the instruments' markets by allowing the measurement of specialized films used in the thin magnetic head and flat panel display equipment manufacturing industries.

Fast, Automated Measurement and Analysis Systems
------------------------------------------------

     In October 1994, Nanometrics introduced a new Fully Automated Film Thickness Measurement System, the NanoSpec 8000, designed to meet the speed, measurement, performance and reliability requirements which are essential to high level factory automation and control of today's semiconductor mega-fabs. The Company believes that this system offers the lowest cost of ownership of any system available today due to its high throughput (greater than 100 wafers per hour), small footprint in costly clean room space, robust construction and competitive price. It features fully automated operation and high efficiency optics, which allow fast measurement and mapping of most films used in the manufacture of integrated circuits. Advanced wafer handling robot and stage systems are incorporated in the NanoSpec 8000. These mechanisms use well-accepted principles which typically show more than 10,000 hours mean time between failure , based on actual experience in field operation. The first shipments of the NanoSpec 8000 were made in the second quarter of 1995. Ramp-up to capacity was achieved in December 1995 when six NanoSpec 8000s were shipped to customers.

     For some time, semiconductor fabricators have wanted to monitor the chemical composition of films which determine important electronic performance of finished micro-chip circuits. In early 1995, Nanometrics and J.A. Woollam Company made an agreement to incorporate Woollam's spectroscopic ellipsometer into the Model 8000. The Woollam ellipsometer adds unique and powerful capabilities to the Model 8000, allowing both the measurement and analysis of the composition of films on advanced semiconductor wafers. The integration of this important capability is expected to be completed in the second quarter of 1996 and introduced to key customers as soon as possible thereafter.

     Also, in early 1995, SEMATECH, a consortium of large U.S. semiconductor manufacturers, selected Nanometrics to build and design a tool which could handle and measure film thickness of 300mm wafers. The previous standard sizes ranged from 100mm to 200mm diameters handled by the Model 8000. This selection of Nanometrics is part of a project SEMATECH is launching to develop tools for the eventual industry shift to the manufacture of ICs on 300mm semiconductor wafers. These larger diameter wafers are designed to allow increased efficiency and lower production cost since many more chips per wafer can be simultaneously manufactured. In response to their selection, Nanometrics unveiled the NanoSpec 8300 at the SEMICON/West trade show that same month. The Model 8300 is the semiconductor industry's first 300mm film thickness measuring system. The system is capable of handling a full range of wafer sizes, ranging in diameter from 100mm to 300mm (four to twelve inches). In addition, the NanoSpec 8300 incorporates both a spectroscopic ellipsometer and spectrophotometer, enabling the system to accurately measure and analyze virtually any dielectric film used in semiconductor manufacture today. The production version of the NanoSpec 8300 is expected to be completed in mid-1996. The foregoing statements regarding the completion of the integration of the Woollam spectroscopic ellipsometer into the Model 8000 and the completion of the production version of the NanoSpec 8300 are subject to risks and uncertainties, and actual completion dates may vary significantly.

     At the Semicon Japan trade show held in Tokyo in December 1994, the Company introduced a new film thickness metrology system for flat panel displays, the Model 5500. The flat panel display industry, including displays for lap-top computers, is projected to grow rapidly. Flat panel displays utilize transparent films which must be accurately measured. The Model 5500 was developed by the Company's Japanese subsidiary, which has been working closely with a number of Japanese flat panel display manufacturers over the last several years. The Model 5500 is fully automated and accommodates substrates up to 650 x 550 mm. Virtually all optically transparent films used in the manufacture of flat panel displays can be measured. The first shipments of the Model 5500 took place in the first quarter of 1995.

     NanoLine Linewidth Measuring Systems. The Model 50-2C is a competitive
     -------- --------- --------- -------
table-top instrument in the semi-automated measurement of both linewidths and pattern overlay alignment on semiconductor wafers. This system is composed of a scanning microdensitometer microscope subsystem, a CRT display and a computer. The technology is well proven and is effective in measuring linewidths to .8 microns and below on both wafers and photomasks.

     Analytical Microscope Spectrometer Products. Nanometrics manufactures and
     ---------- ---------- ------------ --------
sells computerized microspectrophotometer systems used for substance and materials analyses. These products have evolved from the above metrology products already introduced which presently constitute the principal business of the Company. In 1993, the Company introduced the Model 100DUV building block microscope spectrophotometer. It has the unique capability of measuring spectra over the wavelength range 195 to 900 nm from the deep ultraviolet region through the visible light range to the near infrared. The Company has found important applications for this product in crime laboratories, general industrial research, biological studies of tissue and the identification and characterization of the color or other properties of fibers, particles, and variations in composition of films at the microscope level.

Backlog
-------

     As of December 31, 1995, the Company's backlog was approximately $6,211,000, compared with approximately $1,700,000 at December 31, 1994. The majority of this backlog is expected to be shipped in 1996. Historically, order cancellations and order rescheduling have not been significant. However, there can be no assurance that orders presently in backlog will not be cancelled or rescheduled.

Marketing and Customers
--------- --- ---------

     Nanometrics sells its semiconductor equipment products worldwide to many of the major integrated circuit manufacturers, including those which manufacture circuits for use in their own products. Limited sales are also made to manufacturers of semiconductor equipment and photomasks. Sales to one customer represented approximately 10% of total revenue in 1995 and 11% of total revenue in 1994. Sales to another customer represented approximately 15% of total revenue in 1993.

     The Company sells its products by means of direct sales and through independent sales representatives whose territories cover the United States and Canada. The majority of the Company's domestic sales representatives have sold the Company's products for at least five years.

     Export sales, which exclude sales by the Company's foreign subsidiary in Japan, constituted approximately 25%, 30% and 30% of total revenues for 1995, 1994 and 1993, respectively. The Company's products are sold and distributed in Japan by its wholly-owned subsidiary, Nanometrics Japan, Ltd. The Company's products are sold in Europe to Intertrade Scientific ("ITS") an independent dealer organization, which has offices in the United Kingdom, France, Germany and Italy, which functions as a distributor and buys the Company's products for resale to its customers. Direct exports of the Company's semiconductor equipment to foreign customers and shipments to its subsidiary require general export licenses. See Note 10 of Notes to Consolidated Financial Statements for information regarding total revenues, operating income (loss) and identifiable assets of the Company's foreign operations.

     The Company believes that the market for its products is well-defined, and most sales are made to established customers. Marketing activities include participation in numerous domestic and foreign trade shows, advertising in trade magazines and periodic direct mailings.

Service
-------

     Nanometrics provides warranty and post-warranty service from its corporate office in California. The Company also has service operations based in Arizona, Massachusetts, Texas and Pennsylvania. In Europe, local service and spare parts are provided by ITS. In the Far East, service is provided by Nanometrics Japan, Ltd., and the Company's distributors and representatives provide service in other countries. Starting in January 1996, the Company will open sales and service offices in Korea and Taiwan to provide stronger support to a growing customer base in those countries.

     Nanometrics provides a one year warranty on parts and labor for products sold domestically and in foreign markets. Revenues from post-warranty services (Service Revenue), including sales of replacement parts, represented approximately 20%, 29% and 21% of 1995, 1994 and 1993 total consolidated revenues, respectively.

Competition
-----------

     Competition in the markets for the Company's film thickness measurement and inspection systems continues to intensify as domestic and foreign manufacturers continue to introduce competitive products, including automated film thickness measurement and inspection systems. The Company is a leading supplier of spectrophotometric film thickness measurement systems to the semiconductor industry; however, its measurement and inspection systems face intense competitive pressure from numerous manufacturers. Most of the Company's competitors have strong financial resources, broad product lines, good customer service and a large established customer base.

     Nanometrics believes that the principal competitive factors in its markets are the technical capabilities and characteristics of systems offered (including automation and software capability), proven product reliability, quality of service, name recognition, and price. The Company believes that it competes favorably with respect to these factors, but continues to develop and design new and improved products in order to remain competitive. During 1995, the Company invested $2.6 million in research and development or approximately 12% of total revenues.

     The Company conducts some manufacturing of its products in Japan, where modifications are required to better serve the needs of the local Japanese markets and to address intense competition for sales.

Manufacturing
-------------

     The Company's manufacturing activities consist of assembling and testing components and subassemblies obtained from outside suppliers. Accordingly, the Company's manufacturing operations are not capital equipment intensive, but reflect the Company's reliance on systems engineering and software development.

     Some components and subassemblies of the Company's principal products are technically advanced and available from only one or two suppliers, which in some cases are not U.S. companies. As a partial safeguard against interruption or termination of supplies, the Company attempts to maintain its inventory of such items in quantities estimated to be sufficient to permit time for product redesign, if necessary. However, the Company could be adversely affected if a sole source of supply was terminated and product redesign could not be completed in the time estimated or involved other unanticipated problems.

     The Company has manufacturing operations in Japan through its Japanese subsidiary. The Company currently ships product kits to its Japanese subsidiary, which are then assembled, tested and shipped to customers.

Research and Development
-------- --- -----------

     The Company's current research and development efforts are directed toward enhancing existing products and developing and introducing new products to achieve technological leadership and to address a wider range of customer needs. The Company is working to develop potential applications of new and emerging technologies, including improved methods of measurement. These efforts are conducted primarily at its facilities in California and, to a lesser extent, at its Japanese subsidiary. Expenditures for research and development during 1995, 1994 and 1993 were $2.6 million, $2.4 million and $2.2 million and represented 12%, 18% and 13% of total consolidated revenues respectively.

Patents and Trademarks
------- --- ----------

     Nanometrics actively pursues a program of filing patent applications to seek protection of technologically sensitive features of its products. The Company holds numerous United States patents and additional patents in Japan and Europe. Additionally, the Company has several patent applications pending in the United States and abroad which cover various features of its optical systems. The United States patents, issued during the period 1979 to 1995, will expire from 1996 to 2012.

     The validity of the Company's patents has not been adjudicated by any court. Competitors may bring legal challenges to the validity of one or more of these patents, or attempt to circumvent the patents. While the Company does not anticipate any challenges to the validity of its patents, there can be no assurance that either of such activities by competitors will not be successful. The Company has licensed some of its technology to other manufacturers in the past. Although the Company believes that its patents are valuable, the Company also depends on its trade secrets and the innovative skills of its technical personnel to maintain its competitive position.

Executive Officers of the Registrant
--------- -------- -- --- ----------

     The executive officers of the Company are as follows:


Name                         Age            Position with the Company
----                         ---            -------- ---- --- -------
Vincent J. Coates            71   Chairman of the Board, Chief Executive
                                   Officer, Secretary

John Heaton                  36   Director, Vice President and General Manager

Paul B. Nolan                41   Vice President and Chief Financial Officer

     Mr. Vincent Coates is the father of Mr. Norman Coates, a director of the Company. There are no other family relationships among any of the executive officers and directors of the Company. All directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

     Mr. Vincent Coates has been Chairman of the Board since the Company was founded. He served as President from the founding through July 1988 except for the period January 1986 through February 1987 when he served exclusively as Chief Executive Officer. He is currently the Chief Executive Officer of the Company and was elected secretary in February 1989.

     Mr. Heaton joined the Company in September 1990 and in March 1994 he was elected Vice President. In July 1995 he was appointed to the Board of Directors. Mr. Heaton served as Equipment Engineer at National Semiconductor prior to joining the Company.

     Mr. Nolan joined the Company in March 1989 and in March 1994 he was elected Vice President and Chief Financial Officer. Mr. Nolan served as Senior Financial Analyst at Harris Corporation prior to joining the Company.

Employees
---------

     At December 31, 1995, the Company employed 122 persons worldwide on a full-time basis, including 32 in research and development, 30 in manufacturing and manufacturing support, 47 in marketing, sales and field service and 13 in general administration and finance. None of these employees is represented by a union and the Company has never experienced a work stoppage as a result of union actions. Many of the Company's employees have specialized skills of value to the Company. Nanometrics' future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand in the industry. Nanometrics considers its employee relations to be good.

ITEM 2.  PROPERTIES
         ----------

     The Company's principal manufacturing and administrative facility is located in Sunnyvale, California in a leased building with approximately 35,000 square feet. The lease on this building began in May 1992 and expires in April 1997. See Note 7 of Notes to Consolidated Financial Statements. During 1995, the Company's Japanese subsidiary also leased some sales and service facilities. Rent expenses for the Company's facilities was approximately $420,000 in 1995.

     The Company owns a 15,000 square foot facility near Narita International Airport in Japan. This facility is utilized by the Company's Japanese subsidiary for sales, service, engineering and manufacturing processes which are specific to the Japanese market.

ITEM 3.  LEGAL PROCEEDINGS
         ----- -----------

     Some customers using certain products of the Company have received notices of infringement from Technivision Corporation/Jerome Lemelson alleging that equipment used in the manufacture of semiconductor products infringes his patents. Certain of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers are engaged in litigation with Mr. Lemelson involving a number of his patents, and are challenging the validity of these patents and whether these patents are infringed. At this time, the litigation is still in the pre-trial stage. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse affect on the Company's financial position or results of operations although there can be no assurance of such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------- -- ------- -- - ---- -- -------- -------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         ------ --- --- ------------ ------ ------ --- -------
          SHAREHOLDER MATTERS
          ----------- -------

     The Company's Common Stock had been traded on The Nasdaq National Stock Market under the symbol "NANO" since the Company's initial public offering in 1984, until February 24, 1995 when the Nasdaq Stock Market Inc. began listing the Company's Common Stock on the Nasdaq SmallCap Market using the symbol "NANOC" under a temporary exception which required that the Company maintain a minimum market value of $1 million on its public float. On August 9, 1995 the Company's common stock began trading again on the Nasdaq National Stock Market under the symbol "NANO". The following table sets forth, for the periods indicated, the range of high and low sale prices as reported on the Nasdaq National Market System. December 31 was the last trading day of the 1995 and 1994 fiscal years.

Year ended December 31,           1995              1994
-----------------------          ------            ------
                             High     Low      High     Low

First Quarter               $ 2.19    $0.44    $1.38    $0.94
Second Quarter                6.50     1.44     1.31     0.53
Third Quarter                10.50     5.00     0.88     0.50
Fourth Quarter                9.25     4.25     0.88     0.44

     As of March 11, 1996, there were approximately 135 shareholders of record and approximately 450 beneficial shareholders. The last sale price reported on the NASDAQ National Market System on March 11, 1996 was $7.00 per share.

     The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         -------- ------------ --------- ----

     The following table summarizes certain selected consolidated financial data. See Consolidated Financial Statements included herein.

                                                             Years Ended December 31,
                                        ------------------------------------------------------------
                                         1995           1994            1993       1992       1991
                                        -------        ------          ------     -------    -------
                                                      ( In thousands, except per share data)
Statement of
--------- --
Operations Data
---------- ----

Total revenues                          $22,759        $13,579         $16,570    $15,213    $18,047
                                        =======        =======         =======    =======    =======
Operating income(loss)                  $ 2,641        $(2,231)        $   216    $  (838)   $  (902)
                                        =======        =======         =======    =======    =======
Income (loss) before
 cumulative effect of
 accounting change                      $ 4,277        $(2,074)        $   555    $  (416)   $  (434)
Cumulative effect of
 accounting change (1)                        -              -            (200)         -          -
                                        -------        -------         -------    -------    -------
Net Income (loss)                       $ 4,277        $(2,074)        $   355    $  (416)   $  (434)
                                        =======        =======         =======    =======    =======
Income (loss) per
 common and
 equivalent share:
Income (loss) before
 cumulative effect of
 accounting change                      $   .52        $  (.28)        $   .08    $  (.06)   $  (.06)
Cumulative effect of
 accounting change                            -              -            (.03)         -          -
                                        -------        -------         -------    -------    -------
Net income (loss)                       $   .52        $  (.28)        $   .05    $  (.06)   $  (.06)
                                        =======        =======         =======    =======    =======
Weighted average
 common and
 equivalent shares
 outstanding                              8,280          7,304           7,016      6,949      6,926
                                        =======        =======         =======    =======    =======
Balance Sheet Data:
-------------------------
Working Capital                         $18,338        $10,205         $11,809    $11,308    $11,632
Total Assets                             25,167         15,786          18,414     17,404     19,573
Long-term Debt                            3,528            421             578        961      1,392
Shareholders' Equity                     17,574         12,995          14,427     13,533     14,032

(1) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and recognized the cumulative effect of adoption of the change in accounting for income taxes of $200,000 ($0.03 per share). See Notes 1 and 5 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------ ---------- --- -------- -- --------- ---------
         AND RESULTS OF OPERATIONS
         --- ------- -- ----------

RESULTS OF OPERATIONS

     Total revenues for 1995 were $22.8 million, a 68% increase from 1994. The increase in total revenues resulted primarily from increased market acceptance and sales of the Company's flagship NanoSpec 8000 product family, continued strength in sales of tabletop metrology systems and sales from markets outside the U.S. including Korea and Japan. Total revenues for 1994 were $13.6 million, an 18% decrease from 1993 total revenues of $16.6 million which resulted from increased competition that reduced the unit sales of higher priced, automated systems.

     Cost of sales as a percentage of net sales decreased to 45% in 1995 from 53% in 1994 primarily because of a shift in product mix and a decline in fixed operating costs as a percent of higher sales volume. Cost of sales as a percentage of net sales increased to 53% in 1994 from 48% in 1993 as a result of lower sales volume resulting in higher per unit manufacturing costs. The Company may experience fluctuations in gross margins as a result of competitive pressures, changes in product mix, product introductions and transitions, varying production levels, and fluctuations in material and labor costs among other factors.

     Service revenues increased to $4.6 million in 1995 from $3.9 million in 1994 and $3.4 million in 1993. The increase in 1995 resulted from higher levels of repairs and accessory sales in the U.S. and Japan. Cost of service as a percentage of service revenue was 73% in 1995, unchanged from 73% in 1994 and slightly higher than 71% in 1993.

     Research and development expenses for 1995 were higher than 1994 levels by $226,000 or 9%. Research and development expenses for 1994 were higher than 1993 levels by $228,000 or 10%. These increases were primarily due to additional personnel hired to develop new products and features. The Company continues to be committed to the development of new and enhanced products and believes that new product introductions will play an important and necessary role in obtaining future revenues. The Company expects that spending for research and development in 1996 will be comparable to 1995 levels.

     Selling expenses increased $766,000 in 1995 or 26% when compared to 1994 as a result of both higher sales commission expenses from increased sales and startup costs in establishing new sales offices in Korea, Taiwan, Texas and Oregon in 1995. Selling expenses during 1994 decreased $519,000 or 15% when compared to 1993 as a result of lower sales commission expenses due to lower revenue levels. During 1995 selling expenses represented 16% of total consolidated revenues, compared to 22% and 21% in 1994 and 1993, respectively. This decrease was due primarily to fixed selling expenses growing at a slower rate than revenues in 1995.

     General and administrative expenses in 1995 decreased by $289,000 or 12% compared to 1994. General and administrative expenses during 1994 increased by $559,000 or 29% when compared to 1993. The general and administrative expenses in 1994 were higher than in 1995 and 1993 primarily because of a $517,000 writeoff of a doubtful receivable in 1994. During 1995 general and administrative expenses represented 10% of total consolidated revenues, compared to 18% and 12% in 1994 and 1993, respectively.

     Other income increased $639,000 or 345% in 1995 compared to 1994 as a result of higher interest income and more favorable exchange rate results. Other income decreased $183,000 or 50% in 1994 compared to 1993 levels. The larger amount of other income received in 1993 resulted primarily from an insurance settlement for some damaged property and from more favorable exchange rate results.

     The Company's effective income tax rate differed from the U.S. statutory rate in 1995 because the results for 1995 included a $1.3 million favorable income tax adjustment to reverse the valuation allowance for certain deferred tax assets in accordance with SFAS 109. The effective income tax rate differed from the U.S. statutory rate during 1994 as a result of non-deductible expenses and an increase in the valuation allowance for deferred tax assets. The effective income tax rate for 1993 differed from the U.S. statutory rate primarily as a result of losses without current benefit and other nondeductible expenses partially offset by a reduction in the valuation allowance for deferred tax assets. See Note 5 of Notes to Consolidated Financial Statements.

     The Company adopted Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of adopting SFAS 109 on the Company's consolidated statement of operations was to decrease net income by $200,000 ($.03 per share) for the year ended December 31, 1993.

     The Company reported an operating profit of $2,641,000 and net income of $4,277,000 or $.52 per share in 1995 compared to an operating loss of $2,231,000 and a net loss of $2,074,000 or $.28 in 1994 and an operating profit of $216,000 and net income of $355,000 or $.05 per share in 1993. The impact of inflation on the Company's results of operations has not been significant.

     During each quarter, the Company sells a relatively small number of systems, and therefore a slight change in the timing of shipments can have a significant impact on quarterly results of operations. The Company's backlog at the beginning of each quarter generally does not include all systems sales needed to achieve expected revenues for that quarter. Consequently, the Company will often be dependent on obtaining orders for shipments in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. Because a relatively small group of customers may account for a significant percentage of the Company's sales in any given period, the loss of any single customer could have a short-term adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     During 1995, operating activities provided cash of $2.2 million primarily from higher net income partially offset by higher working capital requirements. Financing activities provided cash of $4.2 million primarily from a loan of $4.7 million from a bank in Japan using the Company's building and adjacent land in Japan as collateral. Investing activities used cash of $4.1 million, primarily from the proceeds of the bank financing, for short-term investments in the U.S. During 1994, operating activities used cash of $2.0 million and financing activities used cash of $385,000. The Company reduced its short-term investments by $3.4 million in 1994 to meet these cash flow requirements. During 1993, the Company's operating activities provided cash of $1.4 million primarily from reductions in working capital requirements and net income. Investing activities used cash of $1.0 million in 1993, primarily for the purchase of short-term investments. Financing activities used cash of $406,000 in 1993, primarily for long-term debt repayments.

     The Company believes that its working capital, including cash and short-term investments of approximately $8.1 million, will be sufficient to meet its needs at least through the end of 1996. At December 31, 1995, the Company had $18.3 million in working capital and its current ratio was 5.9 to 1.

     Total cash and short-term investments increased by approximately $5.4 million in 1995, primarily as a result of amounts provided by operating activities including net income and from the $4.7 million bank financing taken in Japan.

     Outstanding borrowings at December 31, 1995 totalled approximately $4.1 million of which $553,000 is due within one year. See Note 6 of Notes to Consolidated Financial Statements.

     The Company has evaluated in the past and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to the Company's business. These activities may result in product and business investments.

RISK FACTORS

     The Company makes no projections as to its future operating results or financial condition. The following risk factors should be considered by shareholders of and by potential investors in the Company in evaluating the Company, its business, financial condition and business prospects.

     Significant Fluctuations in Operating Results. The Company's operating results have fluctuated significantly in the past and may fluctuate significantly in the future. The Company anticipates that factors affecting its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors and representatives, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the timing of new product announcements and releases of products by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise and lengthy sales cycles. Gross margins may vary materially based on a variety factors including the mix and average selling prices of product sales and the cost associated with new product introductions.

     Limited Systems Sales; Backlog. The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $40,000 to $350,000. As a result, the timing of recognition of revenue for a single transaction could have a material adverse affect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objective for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period.

     Highly Competitive Industry. The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Tencor Instruments and Therma-Wave, some of which have substantially stronger financial resources than the Company. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features.

New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. Increased competitive pressure could lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

     Rapid Technological Change; Importance of Timely Product Introduction. The semiconductor manufacturing industry is subject to rapid technological change and new production introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and margins, which would materially adversely affect the Company's business, financial conditions and results of operations. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selections, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

     Intellectual Property Rights. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's product, or, if patents are issued to the Company, design around the patents issued to the Company. Although there are currently no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to have merit, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claim. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations. In addition, some customers of the Company have received notices of infringement from Technivision Corporation/Jerome Lemelson alleging that equipment used in the manufacture of semiconductor products infringes his patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers have engaged in litigation with Mr. Lemelson involving a number of his patents. Some of these cases have settled. Although the ultimate outcome of these matters is not presently determinable, the Company believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

     Sole or Limited Sources of Supply; Reliance on Subcontractors; Complexity in Manufacturing Processes. Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or limited group of suppliers. The Company does not maintain any long-term supply agreements with any of its suppliers. The Company is relying increasingly on outside vendors to manufacture many components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control of pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would restrict the Company's ability to ship its products, could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business and results of operations.

     Cyclicality of Semiconductor Industry. The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at various times in the last decade, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. Recently, the semiconductor industry in general and its suppliers, including the Company, have experienced a period of increased demand and production capacity constraints. There is no assurance how long this period will last or when a downturn in the semiconductor industry will occur, which could adversely affect the Company. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------- ---------- --- ------------- ----

     The financial statements filed herewith are listed in the index in Item 14.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Nanometrics Incorporated:

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nanometrics Incorporated and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards
No. 109.



DELOITTE & TOUCHE LLP

San Jose, California
February 12, 1996

NANOMETRICS  INCORPORATED

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
---------------------------------------------------------------------------

ASSETS                                                 1995        1994
CURRENT  ASSETS:

  Cash and equivalents                                $ 3,625     $ 2,135
  Short-term investments                                4,458         493
  Accounts receivable, less allowance
   for doubtful accounts of $380 and $270
    in 1995 and 1994, respectively                      7,567       4,881
  Inventories                                           3,955       4,752
  Deferred income taxes                                 2,069           -
  Prepaid expenses and other                              428         227
                                                      -------     -------

          Total current assets                         22,102      12,488

PROPERTY, PLANT AND EQUIPMENT, Net                      2,900       3,179

OTHER ASSETS                                              165         119
                                                      -------     -------

TOTAL                                                 $25,167     $15,786
                                                      =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 1,111     $   696
  Accrued payroll and related expenses                    486         236
  Other current liabilities                             1,216       1,117
  Income taxes payable                                    398           7
  Current portion of long-term debt                       553         227
                                                      -------     -------

           Total current liabilities                    3,764       2,283

LONG-TERM DEBT                                          3,528         421

DEFERRED INCOME TAXES                                     301          87
                                                      -------     -------

           Total liabilities                            7,593       2,791
                                                      -------     -------

COMMITMENTS AND CONTINGENCIES (Note  7)

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 25,000,000
    shares authorized; 7,883,910 and
    7,370,978 outstanding                              10,983      10,018
  Retained earnings                                     6,394       2,117
  Accumulated translation adjustment                      197         860
                                                      -------     -------

           Total shareholders' equity                  17,574      12,995
                                                      -------     -------

TOTAL                                                 $25,167     $15,786
                                                      =======     =======

See notes to consolidated financial statements.

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND
 1993
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------

                                               1995        1994        1993
REVENUES:
  Net sales                                 $18,117     $ 9,655     $13,126
  Service                                     4,642       3,924       3,444
                                            -------     -------     -------

          Total revenues                     22,759      13,579      16,570
                                            -------     -------     -------

COSTS AND EXPENSES:
  Cost of sales                               8,189       5,128       6,365
  Cost of service                             3,406       2,862       2,437
  Research and development                    2,631       2,405       2,177
  Selling                                     3,712       2,946       3,465
  General and administrative                  2,180       2,469       1,910
                                            -------     -------     -------

         Total costs and expenses            20,118      15,810      16,354
                                            -------     -------     -------

OPERATING INCOME (LOSS)                       2,641      (2,231)        216
                                            -------     -------     -------

OTHER INCOME (EXPENSE):
  Interest income                               302          93         129
  Interest expense                             (152)        (49)        (76)
  Other, net                                    674         141         315
                                            -------     -------     -------

          Total other income, net               824         185         368
                                            -------     -------     -------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                        3,465      (2,046)        584

PROVISION (BENEFIT) FOR INCOME TAXES           (812)         28          29
                                            -------     -------     -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE           4,277      (2,074)        555

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                     -           -        (200)
                                            -------     -------     -------

NET INCOME (LOSS)                           $ 4,277     $(2,074)    $   355
                                            =======     =======     =======

COMMON AND EQUIVALENT PER SHARE DATA:
  Income (loss) before cumulative
   effect of change in
    accounting principle                      $0.52      $(0.28)      $0.08
                                            =======     =======     =======

  Net income (loss)                           $0.52      $(0.28)      $0.05
                                            =======     =======     =======

COMMON AND EQUIVALENT SHARES USED IN
  PER SHARE COMPUTATIONS                      8,280       7,304       7,016
                                            =======     =======     =======


See notes to consolidated financial statements.

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (IN THOUSANDS)
-----------------------------------------------------------------------------


                                              COMMON STOCK                ACCUMULATED       TOTAL
                                        ---------------------   RETAINED  TRANSLATION    SHAREHOLDERS'
                                           SHARES     AMOUNT    EARNINGS   ADJUSTMENT      EQUITY
BALANCES,  January 1, 1993                   6,966    $ 9,768    $ 3,836       $ (71)         $13,533

  Issuance of common stock under
    employee stock purchase plan                 5          4          -           -                4
  Issuance of common stock under
    stock option plan                          148         87          -           -               87
  Accumulated translation adjustment             -          -          -         448              448
  Net income                                     -          -        355           -              355
                                             -----    -------   --------    --------          -------

BALANCES,  December 31, 1993                 7,119      9,859      4,191         377           14,427

  Issuance of common stock under
    employee stock purchase plan                12          8          -           -                8
  Issuance of common stock under
    stock option plan                          240        151          -           -              151
  Accumulated translation adjustment             -          -          -         483              483
  Net loss                                       -          -     (2,074)          -           (2,074)
                                             -----    -------   --------    --------          -------

BALANCES,  December 31, 1994                 7,371     10,018      2,117         860           12,995

  Issuance of common stock under
    employee stock purchase plan                27         29          -           -               29
  Issuance of common stock under
    stock option plan                          486        322          -           -              322
  Tax benefit of stock option
    transactions                                 -        614          -           -              614
  Accumulated translation adjustment             -          -          -        (663)            (663)
  Net income                                     -          -      4,277           -            4,277
                                             -----    -------   --------    --------          -------

BALANCES,  December 31, 1995                 7,884    $10,983    $ 6,394       $ 197          $17,574
                                             =====    =======   ========    ========          =======

See notes to consolidated financial statements.

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (IN THOUSANDS)
-------------------------------------------------------------------------

                                             1995       1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $ 4,277     $(2,074)   $   355
  Reconciliation of net income (loss)
   to net cash provided
    by (used in) operating activities:
    Depreciation and amortization              318         332        379
    Deferred income taxes                   (1,826)        306        (89)
    Changes in assets and liabilities:
      Accounts receivable                   (2,886)        811       (938)
      Inventories                              766        (494)     1,167
      Prepaid expenses and other              (202)       (125)       141
      Other assets                             (60)         11         14
      Accounts payable, accruals and
       other current liabilities               782        (526)       162
      Income taxes payable                   1,050        (285)       172
                                           -------     -------    -------

           Net cash provided by (used
            in) operating activities         2,219      (2,044)     1,363
                                           -------     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments        (8,786)     (3,250)    (8,362)
  Sales/maturities of short-term             4,821       6,688      7,385
   investments
  Purchases of property and equipment         (117)        (31)       (40)
                                           -------     -------    -------

           Net cash provided by (used
            in) investing activities        (4,082)      3,407     (1,017)
                                           -------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings         4,700           -          -
  Repayments of long-term borrowings          (822)       (544)      (497)
  Sale of shares under employee stock
   option and purchase plans                   351         159         91
                                           -------     -------    -------

           Net cash provided by (used
            in) financing activities         4,229        (385)      (406)
                                           -------     -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH       (876)        (53)       (44)
                                           -------     -------    -------

NET CHANGE IN CASH AND EQUIVALENTS           1,490         925       (104)

CASH AND EQUIVALENTS AT BEGINNING
 OF YEAR                                     2,135       1,210      1,314
                                           -------     -------    -------

CASH AND EQUIVALENTS AT END OF YEAR        $ 3,625     $ 2,135    $ 1,210
                                           =======     =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                   $   135     $    50    $    76
                                           =======     =======    =======

  Cash paid for income taxes               $   157     $   161    $     -
                                           =======     =======    =======

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

1.   SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION OF BUSINESS - Nanometrics Incorporated (the "Company") designs, manufactures, markets and services optical microscope-based measurement and inspection systems used primarily for manufacturing process control during the fabrication of wafers used to make integrated circuits and flat panel displays. In addition, the Company produces analytical instruments for general use in biological and industrial research. The Company's products are primarily sold to semiconductor and flat panel display manufacturers in the United States, Asia and Europe, and its business is dependent on the demand for semiconductors and electronic products using flat panel displays (such as portable computers).

     BASIS OF PRESENTATION - The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Although for presentation purposes the Company has indicated its year end as December 31, its fiscal year actually ends on the Saturday nearest to December 31. The Company's fiscal years for 1995, 1994 and 1993 ended on December 30, 1995, December 31, 1994, and January 2, 1993. Fiscal 1995, 1994 and 1993 each contained 52 weeks.

     FINANCIAL STATEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND EQUIVALENTS - Cash and equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

     SHORT-TERM INVESTMENTS - The Company's short-term investments consist of United States Treasury bills with maturities at the date of acquisition of more than three months.

     While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Available-for-sale securities at December 31, 1995 are stated at cost which approximates fair market value.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash and equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. The Company invests its cash and short-term investments generally in United States Treasury bills that are primarily held by one broker.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed using straight line and accelerated methods over the estimated useful lives of the assets ranging from three to 45 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term.

     REVENUE RECOGNITION - Revenues from product sales are recognized at the time of shipment. Revenue from service contracts is recognized ratably over the period of the contract. The Company sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments include cash equivalents, short-term investments, and long-term obligations. Cash equivalents are stated at fair market value based on quoted market prices. The short-term investments are stated at cost which approximates fair market value. The recorded carrying amount of the Company's long-term obligations approximates fair market value.

     FOREIGN CURRENCY - The functional currency of the Company's Japanese subsidiary is the yen. Accordingly, translation adjustments for the Japanese subsidiary have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currency of the Company or its Japanese subsidiary are included in other income and consist of gains of $623,000, $65,000 and $103,000 for 1995, 1994 and 1993, respectively.

     INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and net operating loss and tax credit carryforwards.

     COMMON AND EQUIVALENT PER SHARE DATA - Common and equivalent per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include dilutive common stock options (using the treasury stock method) and are excluded in loss periods as they are antidilutive.

     RECLASSIFICATIONS - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation.

2.   INVENTORIES

     Inventories at December 31 consist of the following:

                                      1995      1994
                                      (IN THOUSANDS)

Raw materials and subassemblies       $1,727    $1,225
Work in process                          830       735
Finished goods                         1,398     2,792
                                      ------    ------

                                      $3,955    $4,752
                                      ======    ======

3.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment at December 31 consist of the following:

                                                   1995       1994
                                                   (IN THOUSANDS)

Land                                             $ 1,014    $ 1,048
Building                                           3,000      3,095
Machinery and equipment                            1,667      1,733
Furniture and fixtures                               251        247
Leasehold improvements                               392        392
                                                 -------    -------

                                                   6,324      6,515
Accumulated depreciation and amortization         (3,424)    (3,336)
                                                 -------    -------

                                                 $ 2,900    $ 3,179
                                                 =======    =======

4.   OTHER CURRENT LIABILITIES

     Other current liabilities at December 31 consist of the following:

                                            1995      1994
                                            (IN THOUSANDS)
Commissions payable                         $  317    $  584
Accrued warranty                               198       132
Trade-in allowances                            293         -
Other accrued liabilities                      408       401
                                            ------    ------

                                            $1,216    $1,117
                                            ======    ======

5.   INCOME TAXES

     Income (loss) before income taxes and cumulative effect of the change in accounting principle for the years ended December 31 consists of the following:

                                       1995       1994        1993
                                              (IN THOUSANDS)

Domestic                               $1,964    $(2,331)    $1,243
Foreign                                 1,501        285       (659)
                                       ------    -------     ------

Total                                  $3,465    $(2,046)    $  584
                                       ======    =======     ======

     The provision (benefit) for income taxes consists of the following:

                                            1995      1994      1993
                                                (IN THOUSANDS)
Current:
  Federal                                 $     -     $(304)   $ 313
  State                                         -         5        -
  Foreign                                     461        21        5
                                          -------     -----    -----

                                              461      (278)     318
                                          -------     -----    -----

Deferred income taxes (benefit):
  Federal                                    (825)      304     (218)
  State                                      (420)        -      (72)
  Foreign                                     (28)        2        1
                                          -------     -----    -----

                                           (1,273)      306     (289)
                                          -------     -----    -----

Provision (benefit) for income taxes      $  (812)    $  28    $  29
                                          =======     =====    =====


     The Company adopted SFAS 109 effective January 1, 1993. The principal impact to the Company was a change in the recognition criteria for deferred tax assets. The cumulative effect of adopting SFAS 109 was to decrease net income for the year ended December 31, 1993 by $200,000 ($0.03 per share). Significant components of the Company's net deferred tax asset (liability) at December 31 are as follows:

                                             1995       1994
                                             (IN THOUSANDS)
Deferred tax assets:
  Reserves and accruals not currently       $1,234    $ 1,504
   deductible
  Capitalized inventory costs                  244        233
  Net operating loss carryforwards             230        540
  Tax credit carryforwards                     561        262
                                            ------    -------

           Total deferred tax assets         2,269      2,539

  Valuation allowance                         (200)    (2,539)
                                            ------    -------

                                             2,069          -
                                            ------    -------
Deferred tax liabilities:
  Depreciation                                 (50)       (54)
  Other                                       (251)       (33)
                                            ------    -------

           Total deferred tax                 (301)       (87)
            liabilities                     ------    -------

Net deferred tax asset (liability)          $1,768    $   (87)
                                            ======    =======

     The valuation allowance for deferred tax assets as of December 31, 1994 was $2.5 million. The net change in the valuation allowance for the year ended December 31, 1995 was a decrease of $2.3 million. Of this amount, $1.0 million resulted from the realization of temporary differences and loss carryforwards during the year. The remaining $1.3 million decrease resulted from the Company's reevaluation during the fourth quarter of 1995 that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and related loss and credit carryforwards prior to their expiration. A valuation allowance of $200,000 remains at December 31, 1995, and is attributable to foreign tax credit carryforwards.

     Following is a summary of differences between income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision for income taxes:

                                             1995      1994      1993
                                                 (IN THOUSANDS)
Income taxes (benefit) computed at 35%
 U.S. statutory rate                       $ 1,213     $(716)   $ 204
Nondeductible expenses                          84        82       80
Losses without current benefit                   -         -      231
Change in valuation allowance               (2,339)      662     (505)
Foreign taxes higher than U.S. taxes           225         -        -
Other, net                                       5         -       19
                                           -------     -----    -----

Provision (benefit) for income taxes       $  (812)    $  28    $  29
                                           =======     =====    =====

     The Company has $129,000 of available tax credits and $337,000 of net operating loss carryforwards for California income tax purposes which are available through 1999. The Company also has $432,000 of available tax credits and $584,000 of net operating loss carryforwards for federal income tax purposes which are available through 2009.

6.   LONG-TERM  DEBT

     Long-term debt at December 31 consists of the following:

BANK LOAN DESCRIPTION                        1995         1994
                                             (IN THOUSANDS)

Real estate bank loan                       $  232        $ 293
Building construction bank loan                174          300
Working capital bank loan                    3,675           55
                                            ------         ----

Total                                        4,081          648
Current portion                               (553)        (227)
                                            ------         ----

Long-term debt                              $3,528         $421
                                            ======         ====

     . The real estate bank loan is collateralized by the related land held by the Company's Japanese subsidiary and used for its assembly plant. The loan is denominated in Japanese yen ((Yen)18,800,000 at December 31, 1995) and bears interest at the rate of 6.2% per annum. The loan is guaranteed by the United States parent, Nanometrics Incorporated and is payable in quarterly installments with unpaid principal and interest due June 2000.

     . The building construction bank loan was obtained in connection with the construction of an assembly plant by the Company's Japanese subsidiary. The loan is secured by the related land and building and is guaranteed by the United States parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Yen)6,000,000 at December 31, 1995) and bears interest at the rate of 5.2% per annum. The loan is payable in semiannual installments through March 1997.

     . In 1995, a new working capital bank loan was obtained for the Company's Japanese subsidiary. A portion of the borrowing proceeds were used to repay the remaining balance of the prior working capital bank loan. The loan is secured by land and building and is guaranteed by the United States parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Yen)340,000,000 at December 31, 1995) and bears interest at the rate of 3.3% per annum. The loan is payable in quarterly installments with unpaid principal and interest due May 2005.

     At December 31, 1995, future annual maturities of long-term debt are as follows (in thousands):

1996             $  553
1997                495
1998                437
1999                437
2000                418
Thereafter        1,741
                 ------

                 $4,081
                 ======

7.   COMMITMENTS AND CONTINGENCIES

     The Company leases manufacturing and administrative facilities and certain equipment under noncancellable operating leases. The Company's current primary facility lease expires in April 1997 and includes a renewal option for a five year extension. Rent expense for 1995, 1994 and 1993, was approximately $420,000, $500,000 and $429,000, respectively. Future minimum lease payments for each of the years ending December 31 are as follows (in thousands):

1996       $412
1997        147
1998         13
1999         13
2000          4
           ----

           $589
           ====

     The Company is party to various claims, legal actions and complaints in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

8.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     The authorized capital stock of the Company consists of 25,000,000 common shares, of which 22,500,000 shares have been designated "Common Stock" and 2,500,000 shares have been allocated to all other series of common shares, collectively designated "Junior Common."

     STOCK OPTION PLANS

     The Company is authorized to grant options to purchase shares of common stock under the Directors' Stock Option Plan and the 1991 Incentive Stock Option Plan (the Plans). These plans provide for the granting of either incentive stock options or nonqualified stock options. Nonqualified stock options are granted at a price not less than 50% of fair market value on the date of grant. Incentive stock options are granted at a price not less than fair market value on the date of grant. Options vest over a period of one to three years and are exercisable for five years as set forth in the stock option agreements.

     Option activity for the Plans is summarized as follows:

                                                            OUTSTANDING OPTIONS
                                                        -----------------------------
                                             SHARES     NUMBER OF         PRICE
                                           AVAILABLE      SHARES        PER SHARE
Balances, January 1, 1993                  1,240,000    1,751,300     $.375 - $2.25

Exercised                                          -     (148,300)    $.375 - $.625
Granted                                      (82,000)      82,000        $.875
Cancelled                                     40,000     (249,300)    $.375 - $2.25
                                           ---------    ---------

Balances, December 31, 1993                1,198,000    1,435,700     $.375 - $2.25

Exercised                                          -     (239,700)    $.625 - $.75
Granted                                     (468,500)     468,500    $.5625 - $.9375
Cancelled                                    212,000     (380,800)    $.5625 - $2.25
                                           ---------    ---------

Balances, December 31, 1994                  941,500    1,283,700     $.375 - $1.625

Exercised                                          -     (486,428)    $.375 - $.9375
Granted                                     (636,700)     636,700    $.5625 - $10.00
Cancelled                                    122,500     (204,400)    $.5625 - $2.06
                                           ---------    ---------

Balances, December 31, 1995                  427,300    1,229,572    $.5625 - $10.00
                                           =========    =========


     Options to purchase 372,312 common shares were exercisable at December 31, 1995.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1986 Employee Stock Purchase Plan (the Plan) allows employees to contribute up to 10% of their base compensation toward the purchase of the Company's common stock at a price equal to 85% of the lower of the fair market value on the day on which the participant enters the Plan, or the fair market value on the day the stock is purchased. Purchases occur every six months. The Board of Directors has reserved 250,000 shares of the Company's common stock for issuance under the Plan. Under this Plan 127,054 shares of the Company's common stock has been issued through December 31, 1995.

     RECENTLY ISSUED ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996, and requires measurement of awards made beginning in 1995.

     The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

9.   PROFIT-SHARING AND RETIREMENT AND BONUS PLANS

     No contributions were made by the Company in 1995, 1994 and 1993 to the Company's discretionary profit-sharing and retirement plan. The Company paid $188,000 and $53,000 in 1995 and 1993, respectively, under formal discretionary cash bonus plans which cover all eligible employees. No such cash bonuses were paid in 1994.

10.  MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

     Sales to one customer represented approximately 10% of total revenues in 1995 and 11% of total revenues in 1994. Sales to another customer represented approximately 15% of total revenues in 1993. At December 31, 1995, one customer's accounts receivable balance accounted for 11% of accounts receivable. At December 31, 1994 and 1993, no single customer's accounts receivable balance accounted for 10% or more of accounts receivable.

     Export sales constituted approximately 25%, 30% and 30% of total revenues for 1995, 1994 and 1993, respectively. The majority of these export sales have been to Asia and Europe. Transfers between geographic areas are recorded at amounts generally above cost. Identifiable assets of geographic areas represent those assets used in the Company's operations in each area. The following table summarizes selected geographic financial information of the Company at December 31.

                                             1995       1994        1993
                                                    (IN THOUSANDS)
Total revenues:
  United States                             $13,876    $ 7,770     $12,286
  Japan                                       8,883      5,809       4,284
                                            -------    -------     -------

                                            $22,759    $13,579     $16,570
                                            =======    =======     =======

Export sales:
  Asia                                      $ 3,020    $ 1,847     $ 3,950
  Europe                                      2,326      1,493         913
  Other                                         370        708          55
                                            -------    -------     -------

                                            $ 5,716    $ 4,048     $ 4,918
                                            =======    =======     =======

Transfers between United States and
 Japan eliminated in consolidation          $ 2,564    $ 1,529     $ 1,408
                                            =======    =======     =======

Operating income (loss):
  United States                             $   741    $(3,013)    $   749
  Japan                                       1,900        782        (533)
                                            -------    -------     -------

                                            $ 2,641    $(2,231)    $   216
                                            =======    =======     =======
Identifiable assets:
  United States                             $15,799    $ 8,391     $12,551
  Japan                                       9,368      7,395       5,863
                                            -------    -------     -------

                                            $25,167    $15,786     $18,414
                                            =======    =======     =======

                                   * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ------- -- --- ------------- ---- ----------- -- ---------- ---
         FINANCIAL DISCLOSURE
         --------- ----------

          None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------- --- --------- -------- -- --- ----------

     The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 22, 1996 sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION
          --------- ------------

     The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 22, 1996, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          -------- --------- -- ------- ---------- ------ --- ----------

     The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 22, 1996, sets forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ------- ------------- --- ------- ------------

     The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 22, 1996, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                     III-1

                                                                     SCHEDULE II


                            NANOMETRICS INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for Doubtful Accounts


                          Balance at    Charged To   Deductions-     Balance
                          beginning     costs and     writeoffs      at end
Year Ended                of period     expenses     of accounts*   of period
                          ----------   -----------   ------------   ---------

   December 31, 1995...     $270,000      $110,000       $      0    $380,000
                          ==========   ===========   ============   =========

   December 31, 1994...     $260,000      $527,000       $517,000    $270,000
                          ==========   ===========   ============   =========

   December 31, 1993...     $195,000      $ 82,000       $ 17,000    $260,000
                          ==========   ===========   ============   =========


* Includes recoveries of past due accounts previously written off.

                                    PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          -------- --------- --------- --------- --- ------- -- ---- ---

(a) The following documents are filed as part of this Report:

    1.   Financial Statements. The following Consolidated Financial Statements
         --------- ----------
         of Nanometrics Incorporated and Independent Auditors' Report are filed as part of this Annual Report.

    Independent Auditors' Report

    Consolidated Balance Sheets, at December 31, 1995 and 1994

    For the years ended December 31, 1995, 1994 and 1993:

       Consolidated Statements of Operations

       Consolidated Statements of Shareholders' Equity

       Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements


    2.  Financial Statements Schedules.  The following consolidated
        --------- ---------- ---------
        financial statement schedules of Nanometrics Incorporated are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Nanometrics Incorporated.

    Financial Statement Schedules for the years ended December 31, 1995, 1994 and 1993.

    Schedule                                                             Page
    --------                                                             ----

    II  -  Valuation and Qualifying Accounts ..........................  S-1

           Schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes hereto.

(b)  Reports on Form 8-K:

     None

    3.  Exhibits.
        --------

        3.1.(1) Restated and Amended Articles of Incorporation of Registrant filed July 7, 1982.

        3.2.(1) Certificate of Amendment of Articles of Incorporation filed January 31, 1983.

        3.3.(1) Certificate of Amendment of Articles of Incorporation filed July 28, 1983.

        3.4.(1) Certificate of Amendment of Certificate of Determination of Preferences of Series B Common Stock filed September 13, 1983.

        3.5.(1) Certificate of Amendment of Articles of Incorporation filed September 13, 1983.

        10.1(1) 1981 Incentive Stock Option Plan, with form of Stock Option Agreement.

        10.2(1)      Employee's Profit Sharing Plan, as amended.

        10.3(1) Purchase Agreement dated November 9, 1982 between Registrant and Warner-Lambert Technologies, Inc. and letter Agreement dated November 9, 1982 between Registrant, Warner-Lambert Technologies, Inc., Vincent J. Coates and Leonard Welter.

        10.4(2) Amendment to and Restatement of Redemption Agreement dated March 4, 1993 between Vincent J. Coates and Registrant.

        10.6(3)      1991 Stock Option Plan.

        10.7(4)      1991 Director Option Plan.

        21           Subsidiaries of Registrant.

        23           Independent Auditors' Consent.

        24           Power of Attorney (see page V-1).

        27           Financial Data Schedule

1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.

2) Incorporated by reference to exhibit 10.10 filed with Registrant's Form 10-K dated March 29, 1993.

3) Incorporated by reference to exhibit 4.1 filed with Registrant's Registration Statement on Form S-8 (file number 33-43913) filed on November 14, 1991.

4) Incorporated by reference to exhibit 4.2 filed with Registrant's Registration Statement on Form S-8 (file number 33-43913) filed on November 14, 1991.