Form 10-Q
period 1996-03-31
NANOMETRICS INC
filed 1996-05-03
CIK 704532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                                -------------    -------------

Commission file number             0-13470
                        ------------------------------


                           NANOMETRICS INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                   94-2276314
- -------------------------------                     -------------------
(State or other jurisdiction of                     (I. R. S. Employer
 incorporation or organization)                     Identification No.)


310 DeGuigne Drive, Sunnyvale, CA                         94086
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (408) 746-1600
                                                    -------------------

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

At April 26, 1996 there were 8,035,674 shares of common stock, no par value, issued and outstanding.

                           NANOMETRICS INCORPORATED

                                     INDEX


Part I.  Financial Information                                            Page
                                                                          ----
  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           March 31, 1996 (unaudited) and December 31, 1995. . . . . . . .  3

           Consolidated Statements of Operations -
           Three months ended  March 31, 1996
           and 1995 (unaudited)............. . . . . . . . . . . . . . . .  5

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1996
           and 1995 (unaudited). . . . . . . . . . . . . . . . . . . . . .  6

           Notes to Consolidated Financial
           Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . .  8



Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  9


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                           NANOMETRICS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     ASSETS


                                               March 31,    December 31,
                                                 1996           1995
                                              (unaudited)
                                              -----------   ------------
Current assets:
  Cash and equivalents                            $ 2,943        $ 3,625
  Short-term investments                            4,753          4,458
  Accounts receivable, less allowance for
   doubtful accounts of $380 and $380               7,877          7,567
  Inventories                                       4,308          3,955
  Prepaid and deferred income taxes                 1,605          2,069
  Prepaid expenses and other                          695            428
                                                  -------        -------

Total current assets                               22,181         22,102

Property, plant and equipment, net                  2,756          2,900
Other assets                                          160            165
                                                  -------        -------

                                                  $25,097        $25,167
                                                  =======        =======

                See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                  (Amounts in thousands except share amounts)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31,               December 31,
                                                 1996                     1995
                                              (unaudited)
                                              -----------             -------------
Current liabilities:
 Acounts payable                                  $ 1,332                 $  1,111
 Accrued payroll and related expenses                 524                      486
 Other current liabilities                          1,045                    1,216
 Income taxes payable                                 158                      398
 Current portion of long-term debt                    373                      553
                                                  -------                 --------

    Total current liabilities                       3,432                    3,764

Long-term debt                                      3,076                    3,528

Deferred income taxes                                 241                      301
                                                  -------                 --------

    Total liabilities                               6,749                    7,593
                                                  -------                 --------

Shareholders' equity:
 Common stock, no par value;
  25,000,000 shares authorized;
  7,988,309 and 7,883,910 outstanding              11,053                   10,983
 Retained earnings                                  7,226                    6,394
 Accumulated translation adjustment                    69                      197
                                                  -------                  -------

    Total shareholders' equity                     18,348                   17,574
                                                  -------                  -------

                                                  $25,097                  $25,167
                                                  =======                  =======




                See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                  Three Months Ended
                                                       March 31,
                                                  1996           1995
                                                  ----           ----
Revenues:
  Net sales                                       $5,554       $3,609
  Service                                          1,514          933
                                                  ------       ------

     Total revenues                               $7,068       $4,542

Costs and expenses:
  Cost of sales                                    2,369        1,750
  Cost of service                                  1,003          744
  Research and development                           670          505
  Selling                                          1,011          752
  General and administrative                         570          497
                                                  ------       ------

     Total costs and expenses                      5,623        4,248
                                                  ------       ------

Operating income                                   1,445          294

Other income, net                                     72          172
                                                  ------       ------

Income before provision for income taxes           1,517          466

Provision for income taxes                           683          160
                                                  ------       ------

Net income                                        $  834       $  306
                                                  ======       ======

Net income per common and equivalent share        $ 0.10       $ 0.04
                                                  ======       ======

Weighted average common and equivalent
  shares outstanding                               8,551        7,709
                                                  ======       ======

                See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31
                                                         1996          1995
                                                         ----          ----
Operating activities:
  Net income                                             $  835      $  306
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                           72          77
     Deferred taxes                                         495         (98)
  Changes in assets and liabilities:
     Accounts receivable                                   (468)       (210)
     Other receivables                                      (64)         90
     Inventories                                           (387)        507
     Prepaid expenses and other                            (245)       (246)
     Accounts payable and other liabilities                 119         370
     Income taxes payable                                  (279)        144
                                                         ------      ------

Net cash provided by operating activities                    78         940

Investing activities:
  Purchase of short-term investments                     (1,185)     (1,083)
  Sales/maturities of short-term investments                890         293
  Capital expenditures                                      (18)          -
                                                         ------      ------

Net cash used in investing activities                      (313)       (790)
                                                         ======      ======

Financing activities:
  Repayments of long-term debt                             (492)       (137)
  Issuance of common stock                                   70          15
                                                         ------      ------

Net cash used in financing activities                      (422)       (122)
                                                         ------      ------

Effect of exchange rate changes on cash                     (25)        (66)
                                                         ------      ------

Net change in cash and equivalents                         (682)        (38)
Cash and equivalents at beginning of period               3,625       2,135
                                                         ------      ------

Cash and equivalents at end of period                    $2,943      $2,097
                                                         ======      ======

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                 $   31      $    9
                                                         ======      ======

  Cash paid for income taxes                             $   392     $    1
                                                         =======     ======

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

   While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1995 Form 10-K.

Note 2.    Net Income Per Share

   Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method).

Note 3.    Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                         March 31,     December 31,
                                           1996            1995
                                         ---------     ------------
                                           (Amounts in thousands)

  Raw materials and subassemblies           $1,579           $1,727
  Work in process                            1,597              830
  Finished goods                             1,132            1,398
                                            ------           ------
                                            $4,308           $3,955
                                            ======           ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

   Total revenues for the first quarter of 1996 were $7,068,000, an increase of $2,526,000 or 56% from the same quarter in 1995. Net sales of $5,554,000 increased $1,945,000 or 54% for the first quarter of 1996 compared to the same period in 1995 resulting from increased demand for the Company's products especially from customers in the U.S., Korea and Japan. Service revenue of $1,514,000 increased $581,000 or 62% for the first quarter of 1996 compared to the same period in 1995. This increase in service revenue are primarily attributable to increased sales of accessories in the U.S. and Japan in 1996. The Company believes that its revenue growth for the three months ended March 31, 1996 is not necessarily indicative of future results.

   Cost of sales as a percentage of net sales decreased to 43% in the first quarter of 1996 from 48% in the first quarter of 1995. This improved cost of sales ratio resulted primarily from higher sales volumes resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue decreased to 66% in the first quarter of 1996 from 80% in the first quarter of 1995. This decrease was primarily attributable to relatively higher margins on the additional sales of accessories.

   Research and development expenses for the first quarter 1996 increased $165,000 or 33% compared to the same period in 1995. This increase was mainly due to higher material costs associated with new product development at the Japanese subsidiary and the addition of software engineers in the U.S.

   Selling expenses for the first quarter of 1996 increased by $259,000 or 34% compared to the same period in 1995 primarily because of the addition of sales offices and sales staff in the second half of 1995.

   General and administrative expenses for the first quarter of 1996 increased by $73,000 or 15% primarily as a result of spending associated with increased operating activity.

   Other income decreased $100,000 during the first quarter of 1996 compared to the same period in 1995 due primarily to lower exchange rate gains in 1996.

   The Company reported an operating income of $1,445,000 and net income of $834,000 for the first quarter of 1996 compared to an operating income of $294,000 and net income of $306,000 for the same period in 1995.


Liquidity and Capital Resources
- -------------------------------

   At March 31, 1996, the Company had working capital of $18,749,000 compared to $18,338,000 at December 31, 1995. The current ratio at March 31, 1996 was 6.5 to
1. The Company believes working capital including cash and short-term investments of $7,696,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first three months of 1996 provided cash of $78,000 primarily from net income offset to some extent by higher accounts receivable and higher inventories, while the purchase of short-term investments net of sales/maturities used $295,000, capital expenditures used $18,000, debt repayment used $492,000 and issuance of common stock provided $70,000.

                           NANOMETRICS INCORPORATED
                                    PART II

                               OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     See page 11.

B.   Reports on Form 8-K.

     None.

                           NANOMETRICS INCORPORATED

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



 /s/ Vincent J. Coates
- ------------------------------------
Vincent J. Coates
Chairman and Chief Executive Officer



 /s/ Paul B. Nolan
- -----------------------
Paul B. Nolan
Chief Financial Officer


Dated: May 2, 1996

                               Index To Exhibits




Exhibit Number                  Description
- --------------                  -----------
27                              Financial Data Schedule