Form 10-Q
period 1996-06-30
NANOMETRICS INC
filed 1996-08-06
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


     X Quarterly report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934


For the quarterly period ended June  30,  1996
                               ---------------

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                   0-13470
                       ------------------------------------------


                           NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                         94-2276314
   -------------------------------                           ------------------
   (State or other jurisdiction of                           (I. R. S. Employer
    incorporation or organization)                           Identification No.)


   310 DeGuigne Drive, Sunnyvale, CA                                94086
- ---------------------------------------                           ---------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
                                                   ------------------------

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

At July 12, 1996 there were 8,068,672 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----
     Item 1. Financial Statements

             Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . 3

             Consolidated Statements  of Income -
             Three months and six months ended
             June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . 5

             Consolidated Statements of Cash Flows -
             Six months ended June 30, 1996
             and  1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

             Notes to Consolidated Financial
             Statements  .  .  .  . . . . . . . . . . . . . . . . . . . . . . .7

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



Part II. Other Information

     Item 4. Submission  of  Matters to a Vote of  Security  Holders  . . . . 10


     Item 6. Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . 10



Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS




                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                     ASSETS

                                                        June 30,    December 31,
                                                          1996          1995
                                                       ---------    ------------
Current assets:
   Cash and equivalents ............................    $ 1,680       $ 3,625
   Short-term investments ..........................      6,072         4,458
   Accounts receivable, less allowance for
     doubtful accounts of $378 and $380 ............     10,598         7,567
   Inventories .....................................      4,976         3,955
   Prepaid and deferred income taxes ...............      1,600         2,069
    Prepaid expenses and other .....................        550           428
                                                        -------       -------

Total current assets ...............................     25,476        22,102

Property, plant and equipment, net .................      2,645         2,900
Other assets .......................................        187           165
                                                        -------       -------

                                                        $28,308       $25,167
                                                        =======       =======


                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         June 30,   December 31,
                                                           1996         1995
                                                         -------    ------------
Current liabilities:
  Accounts payable .................................     $ 1,487          $1,111
  Accrued payroll and related expenses .............         711             486
  Other current liabilities ........................       1,871           1,216
  Income taxes payable .............................         677             398
  Current portion of long-term debt ................         365             553
                                                         -------         -------

     Total current liablities ......................       5,111           3,764

Long-term debt .....................................       3,646           3,528

Deferred income taxes ..............................         196             301
                                                         -------         -------

     Total liabilities .............................       8,953           7,593
                                                         -------         -------

Shareholders' equity:
  Common stock, no par value;
    25,000,000 shares authorized
    8,065,339 and 7,883,910 outstanding ............      11,156          10,983
  Retained earnings ................................       8,189           6,394
  Accumulated translation adjustment ...............          10             197
                                                         -------         -------

     Total shareholders' equity ....................      19,355          17,574
                                                         -------         -------

                                                         $28,308         $25,167
                                                         =======         =======


                 See Notes to Consolidated Financial Statements


                            NANOMETRICS INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended                      Six Months Ended
                                                                              June 30,                               June 30,
                                                                     1996                1995               1996              1995
                                                                   --------            -------            -------            -------
Revenues:
    Net sales ..........................................            $ 5,991            $ 3,947            $11,545            $ 7,556
    Service ............................................              1,566              1,257              3,080              2,190
                                                                    -------            -------            -------            -------
         Total revenues ................................              7,557              5,204             14,625              9,746

Costs and expenses:
    Cost of sales ......................................              2,533              1,831              4,902              3,581
    Cost of service ....................................              1,045                810              2,048              1,554
    Research and development ...........................                665                684              1,335              1,189
    Selling ............................................              1,255                872              2,266              1,624
    General and administrative .........................                582                529              1,152              1,026
                                                                    -------            -------            -------            -------
      Total costs and expenses .........................              6,080              4,726             11,703              8,974
                                                                    -------            -------            -------            -------

Operating income .......................................              1,477                478              2,922                772

Other income,  net .....................................                117                296                189                468
                                                                    -------            -------            -------            -------

Income  before provision
 for  income taxes .....................................              1,594                774              3,111              1,240

Provision for income taxes .............................                633                194              1,316                354
                                                                    -------            -------            -------            -------

Net income .............................................            $   961            $   580            $ 1,795            $   886
                                                                    =======            =======            =======            =======


Net income per common
 and equivalent share ..................................            $   .11            $   .07            $   .21            $   .11
                                                                    =======            =======            =======            =======

Weighted average common and
  equivalent shares outstanding ........................              8,583              8,349              8,567              8,029
                                                                    =======            =======            =======            =======



                 See Notes to Consolidated Financial Statements


                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                   June 30,
                                                              1996        1995
                                                            -------     --------
Operating activities:
    Net income .........................................    $ 1,795    $    886
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization ..................        143         157
        Deferred income taxes ..........................        500        (214)
        Changes in assets and liabilities:
           Accounts receivable .........................     (3,164)       (990)
           Inventories .................................     (1,077)        489
           Prepaid expenses and other ..................       (333)       (203)
           Accounts payable and other liabilities ......      1,291         571
           Income taxes payable ........................       (409)        320
                                                            -------     -------
Net cash provided by (used in) operating activities ....     (1,254)      1,016
                                                            -------     -------

Investing activities:
    Purchase of short-term investments .................     (7,603)     (6,714)
    Sales/maturities of short-term investments .........      5,989       1,576
    Capital expenditures ...............................        (32)         (6)
                                                            -------     -------
Net cash used in investing activities ..................     (1,646)     (5,144)
                                                            -------     -------

Financing activities:
    Proceeds from long-term borrowings .................        762       4,700
    Repayments of long-term debt .......................       (594)       (160)
    Issuance of common stock ...........................        786         141
                                                            -------     -------
Net cash provided by financing activities ..............        954       4,681
                                                            -------     -------

Effect of exchange rate changes on cash ................          1        (385)
                                                            -------     -------

Net change in cash and equivalents .....................     (1,945)        168
Cash and equivalents at beginning of period ............      3,625       2,135
                                                            -------     -------
Cash and equivalents at end of period ..................    $ 1,680     $ 2,303
                                                            =======     =======

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest .............................    $    61     $    35
                                                            =======     =======

    Cash paid for income taxes .........................    $    87     $    23
                                                            =======     =======


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

    While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1995 Form 10-K filed with the Securities and Exchange Commission.

Note 2.        Per Share Information

    Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method).

Note 3.        Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     June 30,       December 31,
                                                       1996             1995
                                                     --------       ------------
                                                       (Amounts in thousands)

Raw materials and subassemblies ..................   $1,817            $1,727
Work in process ..................................    2,093               830
Finished goods ...................................    1,066             1,398
                                                     ------            ------
                                                     $4,976            $3,955
                                                     ======            ======

Note 4.        Borrowing Arrangements

    In April 1996, the Company borrowed approximately $762,000 (80,000,000 Yen) from the Japan Development Bank in Tokyo, Japan to provide supplemental working capital for the Company's operations. The loan was secured using the Company's factory and adjacent land in Japan as collateral. This obligation bears interest at the rate of 3.4% and is due in quarterly installments of principal and interest through 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Total revenues for the three months ended June 30, 1996 were $7,557,000, an increase of $2,353,000 or 45% from the comparable period in 1995. For the six months ended June 30, 1996, total revenues of $14,625,000 increased by $4,879,000 or 50% from the comparable period in 1995. Net sales of $5,991,000 and $11,545,000 for the three months and six months ended June 30, 1996, respectively, increased $2,044,000 or 52% and $3,989,000 or 53%, respectively, as compared with the same periods during 1995. The increases in net sales resulted from stronger demand for, and increased shipments of, the Company's products, especially its automated products, from customers in the U.S., Korea and Japan. Service revenue of $1,566,000 and $3,080,000 for the three months and six months ended June 30, 1996, respectively, increased $309,000 or 25% and $890,000 or 41%, respectively, as compared to the same periods in 1995. These increases in service revenue are primarily attributable to increased sales of accessories and upgrades in the U.S. and Japan in 1996. The Company believes that its revenue growth for the three and six month periods ended June 30, 1996 is not necessarily indicative of future results.

    Cost of sales as a percentage of net sales decreased from 46% in the second quarter of 1995 to 42% in the second quarter of 1996 primarily because of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue increased from 64% in the second quarter of 1995 to 67% in the second quarter of 1996. This increase was primarily attributable to the addition of service personnel needed to support the Company's growing sales and installed base of systems at customer locations. Cost of sales as a percentage of net sales for the six months ended June 30, 1996 decreased to 42% from 47% a year ago as a result of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue for the six months ended June 30, 1996 decreased to 66% from 71% a year ago. This decrease was primarily attributable to relatively higher margins on the additional sales of accessories in the first quarter of 1996.

    Research and development expenses for the three months ended June 30, 1996 decreased $19,000 or 3% compared to the same period in 1995 resulting from lower material costs associated with continuing product development at the Japanese subsidiary. Research and development expenses for the six months ended June 30, 1996 increased $146,000 or 12% compared to the same period in 1995 primarily due to the addition of software engineers in the U.S.

    Selling expenses for the three month and six month periods ended June 30, 1996 increased by $383,000 or 44% and $642,000 or 40%, respectively, compared to the same periods in 1995 primarily because of higher commission expenses resulting from higher sales and the addition of sales offices and sales staff during the past 12 months.

    General and administrative expenses for the three month and six month periods ended June 30, 1996 increased by $53,000 or 10% and $126,000 or 12%, respectively, compared to the same periods in 1995 as a result of spending associated with increased operating activity.

    Other income for the three month and six month periods ended June 30, 1996 decreased $179,000 and $279,000, respectively, from the comparable periods in 1995 due to lower exchange rate gains in 1996.

    The Company reported an operating income of $1,477,000 and net income of $961,000 for the second quarter of 1996 compared to an operating income of $478,000 and net income of $580,000 for the same period in 1995. For the first six months of 1996, the Company reported an operating income of $2,922,000 and net income of $1,795,000 which compared to an operating income of $772,000 and net income of $886,000 for the same period in 1995.


Liquidity and Capital Resources

    At June 30, 1996, the Company had working capital of $20,365,000 compared to $18,338,000 at December 31, 1995. The current ratio at June 30, 1996 was 5.0 to
1. The Company believes working capital including cash and short-term investments of $7,752,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first six months of 1996 used cash of $1,254,000 primarily from increased accounts receivable and inventory, which were offset to some extent by increased accounts payable, while the net purchases of short-term investments used $1,614,000, capital expenditures used $32,000, a long-term loan from a Japanese bank provided $762,000, debt repayment used $594,000 and issuance of common stock provided $786,000.


    The foregoing Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties as set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1995 Annual Report. The Company's actual results could differ materially from the results anticipated in such forward-looking statements.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.  The annual meeting of shareholders was held on May 22, 1996.

B.  The following directors were elected to the board of directors:

             Vincent J. Coates
             Nathaniel Brenner
             Norman V. Coates
             John D. Heaton
             Clifford F. Smedley
             Kanegi Nagai

C.  The following matters were voted upon at the annual meeting:

                                                    For       Again    Abstain
                                                ---------     -----    -------
1.  To elect the following directors
    to serve for the ensuing year:

    Vincent J. Coates, Chairman                 5,872,118        0      2,450
    Nathaniel Brenner, Director                 5,872,118        0      2,450
    Norman V. Coates, Director                  5,872,118        0      2,450
    John D. Heaton, Director                    5,872,118        0      2,450
    Clifford F. Smedley, Director               5,872,118        0      2,450
    Kanegi Nagai, Director                      5,872,118        0      2,450

2.  To ratify the appointment of
    Deloitte & Touche LLP as independ-
    ent auditors for the fiscal
    year ending December 31, 1996.              5,871,518     2,750       300



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

NANOMETRICS INCORPORATED
(Registrant)



 /s/ Vincent J. Coates
- ----------------------
Vincent J. Coates
Chairman and Chief Executive Officer




 /s/ Paul B. Nolan
- ------------------
Paul B. Nolan
Chief Financial Officer


Dated:   August 6, 1996