Form 10-Q
period 1996-09-30
NANOMETRICS INC
filed 1996-11-05
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended September  30,  1996

            Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number              0-13470
                       --------------------------------


                            NANOMETRICS INCORPORATED
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     94-2276314
-------------------------------------                    ----------------------
   (State or other jurisdiction of                         (I. R. S. Employer
    incorporation or organization)                         Identification No.)


   310 DeGuigne Drive, Sunnyvale, CA                            94086
-------------------------------------                    ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
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

                           YES    X        NO
                                -----          -----


At October 11, 1996 there were 8,090,670 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----
     Item 1. Financial Statements

             Consolidated Balance Sheets -
             September  30, 1996 and  December 31, 1995 . . . . . . . . . . .  3

             Consolidated Statements of Operations -
             Three months and nine months  ended
             September  30,  1996  and  1995  . . . . . . . . . . . . . . . .  5

             Consolidated Statements of Cash Flows -
             Nine months ended September  30, 1996
             and  1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

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


Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS




                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                     ASSETS

                                                     September 30,  December 31,
                                                         1996          1995
                                                     -------------  ------------

Current assets:
   Cash and equivalents .........................       $   957       $ 3,625
   Short-term investments .......................         8,127         4,458
   Accounts receivable, less allowance for
     doubtful accounts of $404 and $380 .........         9,485         7,567
   Inventories ..................................         4,998         3,955
   Prepaid and deferred income taxes ............         1,673         2,069
   Prepaid expenses and other ...................           658           428
                                                        -------       -------
Total current assets ............................        25,898        22,102

Property, plant and equipment, net ..............         2,756         2,900
Other assets ....................................           282           165
                                                        -------       -------

                                                        $28,936       $25,167
                                                        =======       =======



                 See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30,   December 31,
                                                        1996          1995
                                                    -------------   ------------
Current liabilities:
   Accounts payable ............................      $ 1,281        $ 1,111
   Accrued payroll and related expenses ........          565            486
   Other current liabilities ...................        1,501          1,216
   Income taxes payable ........................        1,164            398
   Current portion of long-term debt ...........          361            553
       Total current liabilities ...............        4,872          3,764

Long-term debt .................................        3,519          3,528

Deferred income taxes ..........................          185            301
                                                      -------        -------

      Total liabilities ........................        8,576          7,593

Shareholders' equity:
   Common stock, no par value;
     25,000,000 shares authorized;
     8,085,337 and 7,883,910 outstanding .......       11,168         10,983
    Retained earnings ..........................        9,215          6,394
   Cumulative translation adjustment ...........          (23)           197
                                                      -------        -------
Total shareholders' equity .....................       20,360         17,574
                                                      -------        -------

                                                      $28,936        $25,167
                                                      =======        =======




                 See Notes to Consolidated Financial Statements



                                                      NANOMETRICS INCORPORATED
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)


                                                  Three Month Ended           Nine Months Ended
                                                   September 30,                September 30,
                                              ---------------------         ---------------------
                                                1996          1995           1996           1995
                                              -------       -------         -------       -------
Revenues:
   Net sales .............................    $ 6,481       $ 4,945         $18,026       $12,501
   Service ...............................      1,258         1,161           4,338         3,351
                                              -------       -------         -------       -------
       Total revenues ....................      7,739         6,106          22,364        15,852

Costs and expenses:
   Cost of sales .........................      2,589         2,124           7,491         5,705
   Cost of service .......................        998           928           3,046         2,482
   Research and development ..............        713           654           2,048         1,843
   Selling ...............................      1,158           978           3,424         2,602
   General and administrative ............        639           557           1,791         1,583
                                              -------       -------         -------       -------

      Total costs and expenses ...........      6,097         5,241          17,800        14,215
                                              -------       -------         -------       -------

Operating income .........................      1,642           865           4,564         1,637

Other income,  net .......................        113           222             302           690
                                              -------       -------         -------       -------

Income before provision
 for income taxes ........................      1,755         1,087           4,866         2,327

Provision for income taxes ...............        728           245           2,044           599
                                              -------       -------         -------       -------

Net income ...............................    $ 1,027       $   842         $ 2,822       $ 1,728
                                              =======       =======         =======       =======

Per share amounts:

Net income per share .....................    $   .12       $   .10         $   .33       $   .21
                                              =======       =======         =======       =======

Weighted average shares
  outstanding ............................      8,514         8,444           8,549         8,167
                                              =======       =======         =======       =======



                           See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------

Operating activities:
   Net income .......................................   $  2,822       $  1,728
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization ..................        227            241
     Deferred income taxes ..........................        425           (218)
     Changes in assets and liabilities:
       Accounts receivable ..........................     (2,039)        (2,541)
       Inventories ..................................     (1,106)           634
       Prepaid expenses and other ...................       (572)          (342)
       Accounts payable and other liabilities .......        575            363
       Income taxes payable .........................        683            579
                                                        --------       --------
Net cash provided by operating activities ...........      1,015            444
                                                        --------       --------

Investing activities:
   Purchase of short-term investments ...............    (10,546)        (7,601)
   Sales/maturities of short-term investments .......      6,877          2,459
   Capital expenditures .............................       (254)           (93)
                                                        --------       --------
Net cash used in investing activities ...............     (3,923)        (5,235)
                                                        --------       --------

Financing activities:
   Proceeds from long-term borrowings ...............        762          4,700
   Repayments of long-term debt .....................       (688)          (588)
   Issuance of common stock .........................        185            290
                                                        --------       --------
Net cash provided by financing activities ...........        259          4,402
                                                        --------       --------

Effect of exchange rate changes on cash .............        (19)          (508)
                                                        --------       --------

Net change in cash and equivalents ..................     (2,668)          (897)
Cash and equivalents at beginning of period .........      3,625          2,135
                                                        --------       --------
Cash and equivalents at end of period ...............   $    957       $  1,238
                                                        ========       ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest ...........................   $     91       $     76
                                                        ========       ========

   Cash paid for income taxes .......................   $    767       $     23
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

     While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.        Per Share Information

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

Note 3. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                  September 30,  December 31,
                                                      1996           1995
                                                  -------------  ------------
                                                    (Amounts in thousands)

          Raw materials and subassemblies ......     $1,640         $1,727
          Work in process ......................      2,162            830
          Finished goods .......................      1,196          1,398
                                                     ------         ------
                                                     $4,998         $3,955
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended September 30, 1996 were $7,739,000, an increase of $1,633,000 or 27% from the comparable period in 1995. For the nine months ended September 30, 1996, total revenues of $22,364,000 increased by $6,512,000 or 41% from the comparable period in 1995. Net sales of $6,481,000 and $18,026,000 for the three months and nine months ended September 30, 1996, respectively, increased $1,536,000 or 31% and $5,525,000 or 44%, respectively, as compared with the same periods during 1995. The increases in net sales resulted from stronger demand for, and increased shipments of, the Company's products, especially its automated products, to its customers in the U.S. and the Far East. Service revenue of $1,258,000 and $4,338,000 for the three months and nine months ended September 30, 1996, respectively, increased $97,000 or 8% and $987,000 or 29%, respectively, as compared to the same periods in 1995. These increases in service revenue are primarily attributable to increased sales of accessories and upgrades in the U.S. and Japan in 1996. The Company believes that its revenue growth for the three and nine month periods ended September 30, 1996 is not necessarily indicative of future results.

     Cost of sales as a percentage of net sales decreased from 43% in the third quarter of 1995 to 40% in the third quarter of 1996 primarily because of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue decreased slightly from 80% in the third quarter of 1995 to 79% in the third quarter of 1996. Cost of sales as a percentage of net sales for the nine months ended September 30, 1996 decreased to 42% from 46% a year ago as a result of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue for the nine months ended September 30, 1996 decreased slightly to 70% from 74% a year ago. This decrease was primarily attributable to relatively higher margins on the increased sales of accessories in 1996.

     Research and development expenses for the three month and nine month periods ended September 30, 1996 increased $59,000 or 9% and $205,000 or 11%, respectively, compared to the same periods in 1995 due primarily to the addition of software engineers in the U.S.

     Selling expenses for the three month and nine month periods ended September 30, 1996 increased by $180,000 or 18% and $822,000 or 32%, respectively, compared to the same periods in 1995 primarily because of higher commission expenses resulting from higher sales and the cost of opening additional sales offices during the past 12 months.

     General and administrative expenses for the three month and nine month periods ended September 30, 1996 increased by $82,000 or 15% and 208,000 or 13%, respectively, compared to the same periods in 1995 primarily as a result of spending associated with increased operating activity.

     Other income for the three month and nine month periods ended September 30, 1996 decreased $109,000 and $388,000, respectively, from the comparable periods in 1995 due primarily to lower exchange rate gains in 1996.

     The Company's effective tax rate for the three month and nine month periods ended September 30, 1996 was 41% and 42%, respectively, compared to 23% and 26% for the comparable prior year periods.

The Company's effective tax rate was lower in 1995 due primarily to the utilization of net operating loss carryforwards.


     The Company reported an operating income of $1,642,000 and net income of $1,026,000 for the third quarter of 1996 compared to an operating income of $865,000 and net income of $842,000 for the same period in 1995. For the first nine months of 1996, the Company reported an operating income of $4,574,000 and net income of $2,821,000 which compared to an operating income of $1,637,000 and net income of $1,728,000 for the same period in 1995.


Liquidity and Capital Resources

     At September 30, 1996, the Company had working capital of $21,026,000 compared to $18,338,000 at December 31, 1995. The current ratio at September 30, 1996 was 5.3 to 1. The Company believes working capital including cash and short-term investments of $9,084,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first nine months of 1996 provided cash of $1,015,000 primarily from net income which was offset to some extent by increased accounts receivable and inventory, while the purchase of short-term investments used $3,669,000, capital expenditures used $254,000, a long-term loan from a Japanese bank provided $762,000, debt repayment used $688,000 and issuance of common stock provided $185,000.

     The foregoing Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties as set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1995 Annual Report on Form 10-K. The Company's actual results could differ materially from the results anticipated in such forward-looking statements.

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

NANOMETRICS INCORPORATED
(Registrant)



 /s/ Vincent J. Coates
-------------------------------------
Vincent J. Coates
Chairman and Chief Executive Officer




 /s/ Paul B. Nolan
-------------------------------------
Paul B. Nolan
Chief Financial Officer


Dated:   November 5, 1996