Form 10-K
period 1996-12-31
NANOMETRICS INC
filed 1997-03-27
CIK 704532

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

            For the fiscal year ended December 31, 1996 or

[_]         Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 (No Fee   Required)


                            NANOMETRICS INCORPORATED
             (Exact name of registrant as specified in its charter)

          California                                     94-2276314
 (State or other jurisdiction of                     (I.R.S.Employer
  incorporation or organization)                      Identification No.)

                310 DeGuigne Drive, Sunnyvale, California 94086
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (408) 746-1600
                           _________________________
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                           --------------------------
                                Title of  Class

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes    x    No
       ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1997: $14,795,550 based upon the last sales price reported for such date. For purposes of this disclosure, shares of common stock held by officers, directors or persons who hold more than 5% of the outstanding shares of common stock of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            The number of shares outstanding of the Registrant's common stock as of March 11, 1996 was 8,262,192.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 15, 1997 which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1996.

                            NANOMETRICS INCORPORATED
                          ANNUAL REPORT - - FORM 10-K

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
Part I

  Item 1.       Business............................................   I-1
  Item 2.       Properties..........................................   I-8
  Item 3.       Legal Proceedings...................................   I-8
  Item 4.       Submission of Matters to a Vote of Security Holders.   I-8

Part II

  Item 5.       Market for Registrant's Common Equity and Related
                 Shareholder Matters................................   II-1
  Item 6.       Selected Consolidated Financial Data................   II-2
  Item 7.       Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations................   II-3
  Item 8.       Financial Statements and Supplementary Data.........   II-9
  Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................   II-24

Part III

  Item 10.      Directors and Executive Officers of the Registrant..   III-1
  Item 11.      Executive Compensation..............................   III-1
  Item 12.      Security Ownership of Certain Beneficial Owners
                 and Management.....................................   III-1
  Item 13.      Certain Relationships and Related Transactions......   III-1

Part IV

  Item 14.      Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K........................................   IV-1

Signatures..........................................................    V-1


                                     (ii)

                                    PART I


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

        Since 1977, the majority of the Company's revenues have been from the sale of semiconductor measurement systems utilizing optical instrumentation. Newer versions of Nanometrics' optical measurement systems utilize wide-range, high sensitivity optics that allow the totally automated measurement of most films used in integrated circuits, FPDs and MRHs manufacturing today.

        Nanometrics' business has experienced growth because more intensive inspection is required as a result of the semiconductor industry's rapid transition to smaller and more complex integrated circuits on larger substrates. As devices have become more dense and as the number of process steps have increased, the Company has responded with more efficient and automatic operator-free measurement systems. In October 1994, a new Fully Automated Film Thickness Measurement System, the NanoSpec 8000 was introduced to the market and began shipping to customers in the second quarter of 1995. In December 1994, as a result of R&D performed at its wholly-owned subsidiary in Japan, the Company introduced another major Automated Film Thickness Measurement System, the NanoSpec 5500, aimed at large flat panel display manufacturing. These systems have undergone continuous development since their introduction, to meet current and future requirements of modern highly automated and high-throughput fabrication facilities.

PRODUCTS
--------

        Nanometrics offers a range of products to address the varying needs of its customers for film thickness measurement and inspection. Current products are as follows:

NANOSPEC/AFT  FILM  THICKNESS  SYSTEMS.
--------------------------------------


        These optical microscope-based systems measure the dielectric film thickness and chemical composition of film materials on integrated circuits, selectively and non-destructively. They measure the spectrum of the optical interference pattern in small areas of the die to determine the thickness and optical constants of different transparent films at chosen sites. A wide range of "thick" and "thin" films can be measured, including silicon dioxide, silicon nitride, polysilicon and photoresist on silicon, gallium arsenide, glass, metal and other substrates. Since its introduction in 1977, the NanoSpec/AFT has gone through several model changes which have enhanced and improved performance based on customer needs. With an installed base of over 4200 units, the NanoSpec/AFT continues to be a leading product line of the Company.

        Fast, Automated Measurement and Analysis Systems
        ------------------------------------------------
        In October 1994, Nanometrics introduced a new Fully Automated Film Thickness Measurement System, the NanoSpec 8000, which can be programmed to run operator-free and is designed to meet the speed, measurement, performance and reliability requirements which are essential to high level factory control of today's semiconductor mega-fabs and magnetic head production. The Company believes that this system offers the lowest cost of ownership of any system available today due to its high throughput (greater than 100 wafers per hour), small footprint in costly clean room space, robust construction and competitive price. It features fully automated operation and high efficiency optics, which allow fast measurement in small spots and mapping of most films used in the manufacture of integrated circuits. Reliable wafer handling robotics and stage systems are also incorporated in the NanoSpec 8000. These mechanisms use well-accepted principles which typically show more than 10,000 hours mean time between failure based on actual experience in field operation. The first shipments of the NanoSpec 8000 were made in the second quarter of 1995, with more than 30 units having been shipped through the end of 1996.


        For some time, semiconductor fabricators have wanted to monitor the chemical composition of films which can determine the electronic performance of finished micro-chip circuits. To achieve this capability, in early 1995 Nanometrics and J.A. Woollam Company made an agreement to incorporate Woollam's spectroscopic ellipsometer into the Model 8000. The Woollam ellipsometer adds unique and powerful capabilities to the Model 8000, allowing both the measurement and analysis of the chemical composition of films on advanced semiconductor wafers. The integration of this important capability was completed in the second quarter of 1996. The tool, designated the NanoSpec 8000XSE, was shown for the first time in July 1996 at SEMICON/West, the world's largest semiconductor equipment trade show.

        Also, in early 1995, SEMATECH, a consortium of large U.S. semiconductor manufacturers, selected Nanometrics to design and build a tool that could handle and measure film thickness on 300mm wafers. The previous standard wafer sizes ranged from 100mm to 200mm in diameter, was handled by the Model 8000. The selection of Nanometrics is part of a project SEMATECH was launching to develop tools for the eventual industry shift to the manufacture of ICs on 300mm semiconductor wafers. These larger diameter wafers are designed to allow lower production cost since many more chips per wafer can be simultaneously manufactured. In response to their selection, Nanometrics unveiled the NanoSpec 8300 in July 1995 at the SEMICON/West trade show. The Model 8300 is the semiconductor industry's first 300mm film thickness measuring system. The system is capable of handling both 200mm and 300mm (eight to twelve inch) diameter wafers. In addition, the NanoSpec 8300 incorporates both a spectroscopic ellipsometer and spectrophotometer, enabling the system to accurately measure and analyze virtually any dielectric film used in semiconductor manufacture today. The production version of the Model 8300, the NanoSpec 8300X was completed in July, 1996 and introduced to the industry at SEMICON/West that same month. The first production versions of the 8300 were shipped in the second quarter 1996 and installed in customer facilities.

        At the Semicon Japan trade show held in Tokyo in December 1994, the Company introduced a new film thickness metrology system for flat panel displays, the Model 5500. The flat panel display industry, including displays for lap-top computers, is projected to grow rapidly. Flat panel displays utilize transparent films which must be accurately measured. The Model 5500 was developed by the Company's Japanese subsidiary, which has been working closely with a number of Japanese flat panel display manufacturers over the last several years. The Model 5500 is fully automated and accommodates substrates up to 650 x 550 mm. Virtually all optically transparent films used in the manufacture of flat panel displays can be measured. The first shipments of the Model 5500 took place in the first quarter of 1995 and 12 units have been shipped through the end of 1996.

        Table-Top Systems
        -----------------

        The company believes that it manufactures the widest range of film thickness systems of compact design to fit on a work table. In 1992, Nanometrics introduced and began shipping two additions to the NanoSpec/AFT family of Semi Automatic Table-Top Film Thickness Measurement Systems, the Models 4000 and 4100. These tools utilize the advanced IBM OS/2 /(TM)/ software platform and a revolutionary high-sensitivity ultraviolet/visible light optical system, an industry first. These products provide semiconductor manufacturers with the ability to measure certain films and film properties important for fabrication of the latest fast, very large scale integrated (VLSI) circuits. The Model 4150, an enhanced version of the Model 4100 introduced in the middle of 1994, provides automated stage and focusing systems for hands-off uniformity maps. The Model 4000 is a lower cost system that provides manual stage and focusing controls. In 1994, the Company's Japanese subsidiary introduced two table-top systems, the Models 5000 and 5100 specifically engineered to meet the needs of the Japanese market. These systems are modified versions of the Models 4000 and 4150, respectively. In June, 1996 Nanometrics Japan Ltd. introduced a new enhanced table top system, the NanoSpec 6100. First shipments of this new product were made in the last quarter 1996. The lowest priced FT system manufactured by Nanometrics Japan is the Model 3000 which was introduced in 1995. The Company believes that it has a significant share of the semi-automatic film thickness measurement market for table-top systems.

        The Company offers unique capability because of its design of programmable algorithms to the software platforms of its table top products. This provides the semiconductor process engineer with the freedom and flexibility to create custom measurement programs to characterize the unique films and multi-layer film stacks which have become common design elements in modern VLSI circuits. The programmable measurement algorithms also broaden the instruments' markets by allowing the measurement of specialized films used in the thin magnetic head and flat panel display equipment manufacturing industries.

        NANOLINE LINEWIDTH MEASURING SYSTEMS
        ------------------------------------

        The Nanoline Model 50-2C is a
table-top instrument used for semi-automated measurement of linewidths and pattern overlay alignment on semiconductor wafers. This system is composed of a scanning microdensitometer microscope subsystem, a CRT display and a computer. The technology is well proven and is effective in measuring linewidths down to
 .8 microns on both wafers and photomasks. First Nanolines were introduced in 1979 and more than 1000 units have been shipped worldwide to semiconductor fabrication facilities.


Backlog
-------
        As of December 31, 1996, the Company's backlog was approximately $3,603,000, compared with approximately $6,211,000 at December 31, 1995. The decrease from last year was primarily due to the timing of some large orders that were not received until January 1997. The Company's backlog as of the January 31, 1997 was $9,230,000. The majority of this backlog is expected to be shipped in 1997. Historically, order cancellations and order rescheduling have not been significant. However, there can be no assurance that orders presently in backlog will not be cancelled or rescheduled.

Marketing and Customers
-----------------------

        Nanometrics sells its semiconductor equipment products worldwide to many of the major integrated circuit, flat panel display and magnetic head manufacturers, including those which manufacture components for use in their own products. Limited sales are also made to manufacturers of semiconductor equipment and photomasks. No single customer represented 10% or more of the Company's total revenues in 1996. Sales to one customer represented approximately 10% of total revenue in 1995 and 11% of total revenue in 1994.

        The Company sells its products by means of direct sales and through independent sales representatives whose territories cover the United States and Canada. The majority of the Company's domestic sales representatives have sold the Company's products for at least five years.

        Export sales, which exclude sales by the Company's foreign subsidiary in Japan, constituted approximately 21%, 25% and 30% of total revenues for 1996, 1995 and 1994, respectively. The Company's products are sold and distributed in Japan by its wholly-owned subsidiary, Nanometrics Japan, Ltd. The Company's products are sold in Europe to Intertrade Scientific ("ITS") an independent dealer organization, which has offices in the United Kingdom, France, Germany and Italy, which functions as a distributor and buys the Company's products for resale to its customers. Direct exports of the Company's semiconductor equipment to foreign customers and shipments to its subsidiary require general export licenses. See Note 10 of Notes to Consolidated Financial Statements for information regarding total revenues, operating income (loss) and identifiable assets of the Company's foreign operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Operating Results-International Operations."

        The Company believes that the market for its products is well-defined, and most sales are made to established customers. Marketing activities include participation in numerous domestic and foreign trade shows, advertising in trade magazines and periodic direct mailings.

Service
-------
        Nanometrics provides warranty and post-warranty service from its corporate office in California. The Company also has service operations based in Arizona, Massachusetts, Texas and Pennsylvania. In Europe, local service and spare parts are provided by ITS. In the Far East, service is provided in Japan by Nanometrics Japan, Ltd., in Korea by Nanometrics Korea Ltd. and the Company's distributors and representatives provide service in other countries. In addition, in 1996, the Company opened a sales and service office in Taiwan to provide stronger support to a growing customer base in that country.

        Nanometrics provides a one year warranty on parts and labor for products sold domestically and in foreign markets. Revenues from post-warranty services (Service Revenue), including sales of replacement parts, represented approximately 19%, 20% and 29% of 1996, 1995 and 1994 total consolidated net revenues, respectively.

Competition
-----------

        Competition in the markets for the Company's film thickness measurement and inspection systems is strong as domestic and foreign manufacturers continue to introduce competitive products, including automated film thickness measurement and inspection systems. The Company is a leading supplier of spectrophotometric film thickness measurement systems to the semiconductor industry; however, its measurement and inspection systems face intense competitive pressure from numerous manufacturers. Many of the Company's competitors have strong financial resources, broad product lines, large customer service organizations and large established customer bases.

        Nanometrics believes that the principal competitive factors in its markets are the technical capabilities and characteristics of systems offered (including automation and software capability), proven product reliability, quality of service, name recognition, and price. The Company believes that it competes favorably with respect to these factors, but continues to develop and design new and improved products in order to remain competitive. During 1996, the Company invested $2.8 million in research and development or approximately 9% of total consolidated net revenues.

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

Research and Development
------------------------

        The Company's current research and development efforts are directed toward enhancing existing products and developing and introducing new products to achieve technological leadership and to appeal to a wider range of customers. The Company is working to develop potential applications of new and emerging technologies, including improved methods of measurement. These efforts are conducted at its facilities in California and also at its Japanese subsidiary. Expenditures for research and development during 1996, 1995 and 1994 were $2.8 million, $2.6 million and $2.4 million and represented 9%, 12% and 18% of total consolidated net revenues, respectively.

Patents and Trademarks
----------------------

        Nanometrics actively pursues a program of filing patent applications to seek protection of technologically sensitive features of its products. The Company holds numerous United States patents and additional patents in Japan and Europe. Additionally, the Company has several patent applications pending in the United States and abroad which cover various features of its optical systems. The United States patents, issued during the period 1980 to 1996, will expire from 1997 to 2013.

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

Executive Officers of the Registrant
------------------------------------

        The executive officers of the Company are as follows:


        Name              Age          Position with the Company
        ----              ---          -------------------------

   Vincent J. Coates       72   Chairman of the Board, Chief Executive
                                 Officer, Secretary

   John Heaton             37   Director, President and Chief Operating Officer

   Paul B. Nolan           42   Vice President and Chief Financial Officer



        Mr. Vincent Coates has been Chairman of the Board since the Company was founded. He served as President from the founding through July 1988 except for the period January 1986 through February 1987 when he served exclusively as Chief Executive Officer. He is currently the Chief Executive Officer of the Company and was elected Secretary in February 1989.

        Mr. Heaton joined the Company in September 1990 and in March 1994 he was elected Vice President. In July 1995 he was appointed to the Board of Directors. In 1996 he was elected President and Chief Operating Officer. Mr. Heaton served as Equipment Engineer at National Semiconductor prior to joining the Company.

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


Employees
---------

        At December 31, 1996, the Company employed 134 persons worldwide on a full-time basis, including 30 in research and development, 29 in manufacturing and manufacturing support, 61 in marketing, sales and field service and 14 in general administration and finance. None of these employees is represented by a union and the Company has never experienced a work stoppage as a result of union actions. Many of the Company's employees have specialized skills of value to the Company. Nanometrics' future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand in the industry. Nanometrics considers its employee relations to be good.

ITEM 2.   PROPERTIES
          ----------

        The Company's principal manufacturing and administrative facility is located in Sunnyvale, California in a leased building with approximately 35,000 square feet. The lease on this building began in May 1992 and expires in April 1997. See Note 7 of Notes to Consolidated Financial Statements. During 1995, the Company's Japanese subsidiary also leased some sales and service facilities. Rent expenses for the Company's facilities was approximately $483,000 in 1996.

        The Company owns a 15,000 square foot facility near Narita International Airport in Japan. This facility is utilized by the Company's Japanese subsidiary for sales, service, engineering and manufacturing processes which are specific to the Japanese market.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------
        Some customers using certain products of the Company have received notices of infringement from Technivision Corporation/Jerome Lemelson alleging that equipment used in the manufacture of semiconductor products infringes his patents. Certain of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers are engaged in litigation with Mr. Lemelson involving a number of his patents, and are challenging the validity of these patents and whether these patents are infringed. Recently, a U.S. District Court Magistrate in Reno, Nevada recommended that a patent lawsuit filed by Mr. Lemelson be dismissed. Following that, a District Judge in Las Vegas, Nevada adopted a recommendation by the Magistrate that a summary judgment sought by the defendant in this lawsuit be granted. Mr. Lemelson filed motions seeking reconsideration of the defendant's motion. The District Judge heard arguments on this matter and took Mr. Lemelson's motion under advisement. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse affect on the Company's financial position or results of operations although there can be no assurance of such.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
        No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          ---------------------------------------------
           RELATED SHAREHOLDER MATTERS
           ---------------------------

        The Company's Common Stock had been traded on The Nasdaq National Stock Market under the symbol "NANO" since the Company's initial public offering in 1984, until February 24, 1995 when the Nasdaq Stock Market Inc. began listing the Company's Common Stock on the Nasdaq SmallCap Market using the symbol "NANOC" under a temporary exception which required that the Company maintain a minimum market value of $1 million on its public float. On August 9, 1995 the Company's common stock began trading again on the Nasdaq National Stock Market under the symbol "NANO". The following table sets forth, for the periods indicated, the range of high and low sale prices as reported on the Nasdaq National Market. December 27 and December 29 were the last trading days of the 1996 and 1995 fiscal years.


Year ended December 31,               1996         1995
-----------------------               ----         ----
                              High     Low      High     Low

First Quarter                $8.63    $5.25   $ 2.19    $0.44
Second Quarter                7.19     4.88     6.50     1.44
Third Quarter                 6.00     4.00    10.50     5.00
Fourth Quarter                6.13     4.19     9.25     4.25


        As of March 11, 1997, there were approximately 144 shareholders of record and approximately 2,000 beneficial shareholders. The last sale price reported on the Nasdaq National Market on February 12, 1997 was $6.88 per share.

        The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------

        The following table summarize certain selected consolidated financial data. See Consolidated Financial Statements included herein.

                                                  Years Ended December 31,
-----------------------------------------------------------------------------------------
Statement of                       1996      1995        1994         1993         1992
------------                       ----      ----        ----         ----         ----
Operations Data                           ( In thousands, except per share data)
---------------

Total net revenues               $30,336    $22,759    $13,579      $16,570       $15,213
                                 =======    =======    =======      =======       =======
Gross margin                     $16,139    $11,164    $ 5,589      $ 7,768       $ 6,479
                                 =======    =======    =======      =======       =======
Operating income(loss)           $ 6,213    $ 2,641    $(2,231)     $   216       $  (838)
                                 =======    =======    =======      =======       =======
Income (loss) before
 cumulative effect of
 accounting change               $ 3,993    $ 4,277    $(2,074)     $   555       $  (416)

Cumulative effect of
 accounting change (1)                 -          -          -         (200)            -
                                 -------    -------    -------      -------       -------
Net income (loss)                $ 3,993    $ 4,277    $(2,074)     $   355       $  (416)
                                 =======    =======    =======      =======       =======
Income (loss) per
 common and
 equivalent share:

Income (loss) before
 cumulative effect of
 accounting change               $   .47    $   .52    $  (.28)     $   .08       $  (.06)

Cumulative effect of
 accounting change                     -          -          -         (.03)            -
                                 -------    -------    -------      -------       -------
Net income (loss)                $   .47    $   .52    $  (.28)     $   .05       $  (.06)
                                 =======    =======    =======      =======       =======
Weighted average
 common and
 equivalent shares
 outstanding                       8,524      8,280      7,304        7,016         6,949
                                 =======    =======    =======      =======       =======
Balance Sheet Data:
------------------
Working Capital                  $22,613    $18,338    $10,205      $11,809       $11,308
Total Assets                      29,964     25,167     15,786       18,414        17,404
Long-term Debt                     3,296      3,528        421          578           961
Shareholders' Equity              22,060     17,574     12,995       14,427        13,533


(1) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and recognized the cumulative effect of adoption of the change in accounting for income taxes of $200,000 ($0.03 per share).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS

        Total revenues for 1996 were $30.3 million, a 33% increase from 1995. The increase in total revenues resulted primarily from increased worldwide sales of the Company's flagship NanoSpec 8000 product family and of the fully automated Model 5500 flat panel display metrology system particularly in the Far East. The Company experienced a 77% increase in domestic revenues to $14.4 million for 1996 from $8.2 million in 1995 while international revenues increased 9% to $15.9 million for 1996 from 14.6 million in 1995. The increase in international revenue was partially offset by the impact of the strengthening of the US dollar against the Japanese yen on sales in Japan. Total revenues for 1995 were $22.8 million, a 68% increase from 1994 total revenues of $13.6 million which resulted primarily from the introduction and sales of the NanoSpec 8000 product family and the Model 5500 in 1995. Domestic revenues increased 119% to $8.2 million in 1995 from $3.7 million in 1994 while international revenues increased 48% to $14.6 million in 1995 from $9.9 million in 1994.

        Cost of product sales as a percentage of net product sales decreased to 41% in 1996 from 45% in 1995 primarily because of higher prices resulting from strong demand for the Company's products and a continued decline in fixed operating costs as a percent of higher sales. Cost of product sales as a percentage of net product sales decreased to 45% in 1995 from 53% in 1994 as a result of a shift in product mix and a decline in fixed operating costs as a percent of higher sales. The Company may experience fluctuations in gross margins as a result of competitive pressures, changes in product mix, product introductions and transitions, varying production levels, and fluctuations in material and labor costs among other factors.

        Service revenues increased to $5.7 million in 1996 from $4.6 million in 1995 and $3.9 million in 1994. The increase in 1996 resulted from continued higher levels of service and accessory sales in the U.S. and Japan as the Company's installed base of systems has increased. Cost of service as a percentage of service revenue was 71% in 1996, slightly lower than 73% in both 1995 and in 1994.

        Research and development expenses for 1996 were higher than 1995 levels by $123,000 or 5%. Research and development expenses for 1995 were higher than 1994 levels by $226,000 or 9%. These increases were primarily due to additional personnel hired to develop new products and features. The Company continues to be committed to the development of new and enhanced products and believes that new product introductions will play an important and necessary role in obtaining future revenues. The Company expects that spending for research and development in 1997 will be comparable to 1996 levels.

        Selling expenses increased $984,000 in 1996 or 27% when compared to 1995 as a result of higher sales commission expenses from increased sales and the addition of sales personnel in the U.S. and the Far East. Selling expenses increased $766,000 in 1995 or 26% when compared to 1994 as a result of both higher sales commission expenses from increased sales and startup costs in establishing new domestic and foreign sales offices in 1995. During 1996 selling expenses represented 15% of total consolidated revenues, compared to 16% and 22% in 1995 and 1994, respectively. This decrease, particularly from 1994, was due primarily to fixed selling expenses growing at a slower rate than revenues in 1996.

        General and administrative expenses in 1996 increased by $296,000 or 14% compared to 1995 due primarily to the addition of a managing director and related expenses in Japan. General and administrative expenses during 1995 decreased by $289,000 or 12% when compared to 1994. The general and administrative expenses in 1994 were higher than in 1995 primarily because of a $517,000 write-off of a doubtful receivable in 1994. During 1996 general and administrative expenses represented 8% of total consolidated revenues, compared to 10% and 18% in 1995 and 1994, respectively.

        Other income decreased $380,000 or 46% in 1996 compared to 1995 as a result of more favorable exchange rate results in 1995. Other income increased $639,000 or 345% in 1995 compared to 1994 as a result of higher interest income and more favorable exchange rate results.

        The Company's provision for income taxes in 1996 was $2.7 million and the effective tax rate was 40%. The effective tax rate exceeds the U.S. statutory rate primarily due to state income taxes and realization of foreign sales corporation benefit. The effective income tax rate differed from the U.S. statutory rate because the results for 1995 included a $2.3 million favorable income tax adjustment to reverse the valuation allowance for certain deferred tax assets in accordance with SFAS 109. The effective income tax rate differed from the U.S. statutory rate during 1994 as a result of non-deductible expenses and an increase in the valuation allowance for deferred tax assets. See Note 5 of Notes to Consolidated Financial Statements.

        The Company reported an operating profit of $6,213,000 and net income of $3,993,000 or $.47 per share in 1996 compared to an operating profit of $2,641,000 and net income of $4,277,000 or $.52 per share in 1995 and an operating loss of $2,231,000 and net loss of $2,074,000 or $.28 per share in 1994. The impact of inflation on the Company's results of operations has not been significant.

        During each quarter, the Company sells a relatively small number of systems, and therefore a slight change in the timing of shipments can have a significant impact on quarterly results of operations. The Company's backlog at the beginning of each quarter generally does not include all systems sales needed to achieve expected revenues for that quarter. Consequently, the Company is often dependent on obtaining orders for systems to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. Because a relatively small group of customers may account for a significant percentage of the Company's sales in any given period, the loss of any single customer could have a short-term adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        During 1996, operating activities provided cash of $356,000 primarily from higher net income partially offset by higher working capital requirements. Financing activities provided cash of $358,000 primarily from the sale of shares under the employee stock purchase and option plans. Investing activities used cash of $2.6 million, primarily from the purchase of short-term investments in the U.S. During 1995, operating activities provided cash of $2.3 million primarily from higher net income partially offset by higher working capital requirements. Financing activities provided cash of $4.2 million primarily from a loan of $4.7 million from a bank in Japan using the Company's building and adjacent land in Japan as collateral. Investing activities used cash of $4.1 million, primarily from the investment of proceeds of the bank financing in short-term investments in the U.S. During 1994, operating activities used cash of $2.0 million and financing activities used cash of $385,000. The Company reduced its short-term investments by $3.4 million in 1994 to meet these cash flow requirements.

        The Company believes that its working capital, including cash and short-term investments of approximately $8.4 million, will be sufficient to meet its needs at least through the end of 1997. At December 31, 1996, the Company had $22.6 million in working capital and its current ratio was 6.0 to 1.

        Outstanding borrowings at December 31, 1996 totalled approximately $3.6 million of which $347,000 is due within one year. See Note 6 of Notes to Consolidated Financial Statements.

        The Company has evaluated in the past and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to the Company's business. These activities may result in product and business investments.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Action of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, the statements regarding the Company backlog, outcome of legal proceedings, expected research and development expenses. These forward-looking statements inherently involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, the factors set forth below as well as and elsewhere in this report.

        The following risk factors should be considered by shareholders of and by potential investors in the Company in evaluating the Company, its business, financial condition and business prospects.

        Significant Fluctuations in Operating Results. The Company's operating results have fluctuated significantly in the past and may fluctuate significantly in the future. The Company anticipates that factors affecting its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the size and timing of orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors and representatives, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the timing of new product announcements and releases of products by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise lengthy sales cycles. Gross margins may vary materially based on a variety of factors including the mix and average selling prices of product sales and the cost associated with new product introductions.

        Limited Systems Sales; Backlog. The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $40,000 to $400,000. As a result, the timing of recognition of revenue for a single transaction could have a material adverse affect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objective for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period.

        Highly Competitive Industry. The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Tencor Instruments and Therma-Wave, some of which have substantially stronger financial resources than the Company. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features.

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

        International Operations. A significant portion of the Company's total revenues are derived from customers outside the United States, and the Company anticipates that international revenues will continue to be significant in the future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, export license requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting payments due from sales agents or customers, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. In addition, the Company does not currently engage in currency exchange rate hedging transactions and there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's business, operating results and financial conditions.

        Rapid Technological Change; Importance of Timely Product Introduction. The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and margins, which would materially adversely affect the Company's business, financial conditions and results of operations. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selections, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

        Intellectual Property Rights. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's product, or, if patents are issued to the Company, design around the patents issued to the Company. Although there are currently no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to have merit, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claim. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations. In addition, some customers of the Company have received notices of infringement from Technivision Corporation/Jerome Lemelson alleging that equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers have engaged in litigation with Mr. Lemelson involving a number of his patents and some of these cases have settled. Although the ultimate outcome of these matters is not presently determinable, the Company believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations, however, there can be no assurance of this.

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

        Management of Growth. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------
        The financial statements filed herewith are listed in the index in Item 14.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Nanometrics Incorporated:

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nanometrics Incorporated and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Jose, California
February 19, 1997

NANOMETRICS INCORPORATED


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

ASSETS                                             1996            1995

CURRENT ASSETS:
 Cash and equivalents                            $ 1,725         $ 3,625
 Short-term investments                            6,657           4,458
 Accounts receivable, less allowance
  for doubtfull accounts of $419 and
   $380 in 1996 and 1995, respectively            11,100           7,567
 Inventories                                       5,078           3,955
 Deferred income taxes                             1,648           2,069
 Prepaid expenses and other                          882             428
                                                 -------         -------
        Total current assets                      27,090          22,102

PROPERTY, PLANT AND EQUIPMENT, Net                 2,600           2,900

OTHER ASSETS                                         274             165
                                                 -------         -------
TOTAL                                            $29,964         $25,167
                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $ 1,563         $ 1,172
 Accrued payroll and related expenses                533             486
 Other current liabilities                           763           1,155
 Income taxes payable                              1,271             398
 Current portion of long-term debt                   347             553
                                                 -------         -------
        Total current liabilities                  4,477           3,764

LONG-TERM DEBT, Net of current portion             3,296           3,528

DEFERRED INCOME TAXES                                131             301
                                                 -------         -------
        Total liabilities                          7,904           7,593
                                                 -------         -------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
 Common stock, no par value;
  25,000,000 shares authorized;
   8,258,061 and 7,883,910 outstanding            11,833          10,983
 Retained earnings                                10,387           6,394
 Accumulated translation adjustment                 (160)            197
                                                 -------         -------
        Total shareholders' equity                22,060          17,574
                                                 -------         -------
TOTAL                                            $29,964         $25,167
                                                 =======         =======

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

NET REVUES:                               1996            1995            1994
 Product sales                          $24,603         $18,117         $ 9,655
 Service                                  5,733           4,642           3,924
                                        -------         -------         -------
        Total net revenues               30,336          22,759          13,579
                                        -------         -------         -------
COSTS AND EXPENSES:
 Cost of product sales                   10,109           8,189           5,128
 Cost of service                          4,088           3,406           2,862
 Research and development                 2,754           2,631           2,405
 Selling                                  4,696           3,712           2,946
 General and administrative               2,476           2,180           2,469
                                        -------         -------         -------
        Total costs and expenses         24,123          20,118          15,810
                                        -------         -------         -------
OPERATING INCOME (LOSS)                   6,213           2,641          (2,231)
                                        -------         -------         -------
OTHER INCOME (EXPENSE):
 Interest income                            390             302              93
 Interest expense                           (92)           (152)            (49)
 Other, net                                 146             674             141
                                        -------         -------         -------
        Total other income, net             444             824             185
                                        -------         -------         -------
INCOME (LOSS) BEFORE INCOME TAXES         6,657           3,465          (2,046)
PROVISION (BENEFIT) FOR INCOME TAXES      2,664            (812)             28
                                        -------         -------         -------
NET INCOME (LOSS)                       $ 3,993         $ 4,277         $(2,074)
                                        =======         =======         =======
EARNINGS PER COMMON AND EQUIVALENT
 SHARE                                  $  0.47         $  0.52         $ (0.28)
                                        =======         =======         =======


COMMON AND EQUIVALENT SHARES USED IN
 PER SHARE COMPUTATION                    8,524           8,280           7,304
                                        =======         =======         =======


See notes to consolidated financial statements.

NANOMETRICS INCORPORATED


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------



                                                     COMMON STOCK                               ACCUMULATED        TOTAL
                                                ----------------------          RETAINED        TRANSLATION     SHAREHOLDERS'
                                                SHARES          AMOUNT          EARNINGS         ADJUSTMENT        EQUITY
BALANCES, January 1, 1994                       7,119,303       $ 9,859         $ 4,191          $ 377           $14,427

 Issuance of common stock under
  employee stock purchase plan                     11,975             8               -              -                 8
 Issuance of common stock under
  stock option plan                               239,700           151               -              -               151
 Accumulated translation adjustment                     -             -               -            483               483
 Net loss                                               -             -          (2,074)             -            (2,074)
                                                ---------       -------         -------          -----           -------
BALANCES, December 31, 1994                     7,370,978        10,018           2,117            860            12,995

 Issuance of common stock under
  employee stock purchase plan                     26,504            29               -              -                29
 Issuance of common stock under
  stock option plan                               486,428           322               -              -               322
 Tax benefit of stock option
  transactions                                          -           614               -              -               614
 Accumulated translation adjustment                     -             -               -           (663)             (663)
 Net income                                             _             _           4,277              -             4,277
                                                ---------       -------         -------          -----           -------
BALANCES, December 31, 1995                     7,883,910        10,983           6,394            197            17,574

 Issuance of common stock under
  employee stock purchase plan                     25,627           115               -              -               115
 Issuance of common stock under
  stock option plan                               348,524           233               -              -               233
 Tax benefit of stock option
  transactions                                          -           502               -              -               502
 Accumulated translation adjustment                     -             -               -           (357)             (357)
 Net income                                             -             -           3,993              -             3,993
                                                ---------       -------         -------          -----           -------
BALANCES, December 31, 1996                     8,258,061       $11,833         $10,387          $(160)          $22,060
                                                =========       =======         =======          =====           =======


See notes to consolidated statements.


NANOMETRICS INCORPORATED


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS)

------------------------------------------------------------------------------------------------
                                                              1996           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $  3,993        $  4,277     $ (2,074)
 Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                309             318          332
  Deferred income taxes                                        263          (1,826)         306
  Changes in assets and liabilities:
    Accounts receivable                                     (4,031)         (2,886)         811
    Inventories                                             (1,228)            766         (494)
    Prepaid expense and other                                 (458)           (202)        (125)
    Accounts payable, accruals and other
      current liabilities                                      111             782         (526)
    Income taxes payable                                     1,397           1,050         (285)
                                                          --------        --------     --------
         Net cash provided by (used in)
          operating activities                                 356           2,279       (2,055)
                                                          --------        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                        (12,522)         (8,786)      (3,250)
 Sales/maturities of short-term investments                 10,321           4,821        6,688
 Purchases of property, plant and equipment                   (270)           (117)         (31)
 Other assets                                                 (128)            (60)          11
                                                          --------        --------     --------
        Net cash provided by (used in)
         investing activities                               (2,599)         (4,142)       3,418
                                                          --------        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings                            762           4,700            -
 Repayments of long-term borrowings                           (752)           (822)        (544)
 Sale of shares under employee stock purchase and
  option plans                                                 348             351          159
                                                          --------        --------     --------
       Net cash provided by (used in)
        financing activities                                   358           4,229         (385)
                                                          --------        --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (15)           (876)         (53)
                                                          --------        --------     --------
NET CHANGE IN CASH AND EQUIVALENTS                          (1,900)          1,490          925

CASH AND EQUIVALENTS, beginning of year                      3,625           2,135        1,210
                                                          --------        --------     --------
CASH AND EQUIVALENTS, end of year                         $  1,725        $  3,625     $  2,135
                                                          ========        ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for interest                                   $    118        $    135     $     50
                                                          ========        ========     ========
 Cash paid for income taxes                               $    715        $    157     $    161
                                                          ========        ========     ========

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

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

Although for presentation purposes the Company has indicated its year end as December 31, its fiscal year actually ends on the Saturday nearest to December
31. The Company's fiscal years for 1996, 1995 and 1994 ended on December 28, 1996, December 30, 1995, and December 31, 1994. Fiscal 1996, 1995 and 1994 each contained 52 weeks.

Financial Statement Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include provisions for doubtful accounts, warranty costs and lower of cost or market valuation reserves. Actual results could differ from those estimates.

Cash and Equivalents - Cash and equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

Short-Term Investments - The Company's short-term investments consist of United States Treasury bills with maturities at the date of acquisition of more than three months.

While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Available-for-sale securities at December 31, 1996 are stated at cost which approximates fair market value.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, short-term investments and accounts receivable. The Company invests its cash and short-term investments generally in United States Treasury bills that are primarily held by one broker. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

Foreign Currency - The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currency of the Company or its subsidiaries are included in other income and consist of gains of $39,000, $623,000 and $65,000 for 1996, 1995 and 1994, respectively.

Income Taxes -The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and net operating loss and tax credit carryforwards.

Common and Equivalent Per Share Data - Common and equivalent per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include dilutive common stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. Common stock equivalents are excluded from the computation in loss periods as they are antidilutive.

Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation.

2.   INVENTORIES

     Inventories at December 31 consist of the following:

                                                          1996         1995
                                                            (IN THOUSANDS)

       Finished goods                                   $ 1,809     $ 1,398
       Work in process                                    1,414         830
       Raw materials and subassemblies                    1,855       1,727
                                                        -------     -------
                                                        $ 5,078     $ 3,955
                                                        =======     =======

3.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment at December 31 consist of the following:

                                                          1996         1995
                                                            (IN THOUSANDS)

       Land                                             $   908     $ 1,014
       Building                                           2,753       3,000
       Machinery and equipment                            1,510       1,667
       Leasehold improvements                               397         392
       Furnitures and fixtures                              281         251
                                                        -------     -------
                                                          5,849       6,324
       Accumulated depreciation and amortization         (3,249)     (3,424)
                                                        -------     -------
                                                        $ 2,600     $ 2,900
                                                        =======     =======
4.   OTHER  CURRENT  LIABILITIES

     Other current liabilities at December 31 consist of the following:

                                                          1996         1995
                                                            (IN THOUSANDS)

       Commissions payable                              $   269     $   317
       Accrued warranty                                     303         198
       Trade-in allowances                                    -         293
       Other accrued liabilities                            191         347
                                                        -------     -------
                                                        $   763     $ 1,155
                                                        =======     =======

5.   INCOME  TAXES

     Income (loss) before income taxes for the years ended December 31 consists of the following:

                                             1996         1995         1994
                                                      (IN THOUSANDS)

       Domestic                             $ 6,305     $ 1,964     $(2,331)
       Foreign                                  352       1,501         285
                                            -------     -------     -------
       Total                                $ 6,657     $ 3,465     $(2,046)
                                            =======     =======     =======

The provision (benefit) for income taxes consists of the following:

                                             1996         1995         1994
                                                      (IN THOUSANDS)

           Current:
            Federal                         $ 1,583     $   477     $  (304)
            State                               354         137           5
            Foreign                             304         461          21
                                            -------     -------     -------
                                              2,241       1,075        (278)
                                            -------     -------     -------
           Deferred:
            Federal                             287      (1,302)        304
            State                               186        (557)          -
            Foreign                             (50)        (28)          2
                                            -------     -------     -------
                                                423      (1,887)        306
                                            -------     -------     -------
               Provision (benefit) for
                income taxes                $ 2,664     $  (812)    $    28
                                            =======     =======     =======


Significant components of the Company's net deferred tax asset (liability) at December 31 are as follows:

                                                          1996         1995
                                                            (IN THOUSANDS)

           Deferred tax assets:
            Reserves and accruals not currently
            deductible                                  $ 1,466     $ 1,234
            Capitalized inventory costs                     182         244
            Net operating loss carryforwards                  -         230
            Tax credit carryforwards                          -         561
                                                        -------     -------
               Total deferred tax assets                  1,648       2,269
                                                        -------     -------
            Valuation allowance                               -        (200)
                                                        -------     -------
                                                          1,648       2,069
                                                        -------     -------
           Deferred tax liabilities:
            Depreciation                                    (56)        (50)
            Other                                           (75)       (251)
                                                        -------     -------
               Total deferred tax liabilities              (131)       (301)
                                                        -------     -------
           Net deferred tax asset                       $ 1,517     $ 1,768
                                                        =======     =======


During the year ended December 31, 1996, the Company determined that it was not likely to realize certain foreign tax credit carryforward benefits and wrote these deferred tax assets off against the related valuation allowance.

Following is a summary of differences between income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision for income taxes:

                                             1996         1995         1994
                                                      (IN THOUSANDS)

       Income taxes (benefit) computed
        at 35% U.S. statutory rate          $ 2,330     $ 1,213     $  (716)
       State income taxes                       356           -           -
       Foreign taxes higher than
        U.S. taxes                               60         225           -
       Foreign sales corporation benefit       (205)        (66)          -
       Nondeductible expenses                    87          84          82
       Change in valuation allowance              -      (2,339)        662
       Other, net                                36          71           -
                                            -------     -------     -------
       Provision (benefit) for
         income taxes                       $ 2,664     $  (812)    $    28
                                            =======     =======     =======



6.   LONG-TERM  DEBT

     Long-term debt at December 31 consists of the following:

     BANK LOAN DESCRIPTION                                1996         1995
                                                            (IN THOUSANDS)

     1995 working capital bank loan                     $ 2,949     $ 3,675
     1996 working capital bank loan                         649           -
     Real estate bank loan                                    -         232
     Building construction bank loan                          -         174
                                                        -------     -------
     Total                                                3,643       4,081
     Current portion                                       (347)       (553)
                                                        -------     -------
     Long-term debt                                     $ 3,296     $ 3,528
                                                        =======     =======


The 1995 working capital bank loan was obtained by the Company's Japanese subsidiary. The loan is secured by receivables of the Japanese subsidiary and is guaranteed by the parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Yen)340,000,000 at December 31, 1996) and bears interest at the rate of 3.3% per annum. The loan is payable in quarterly installments with unpaid principal and interest due May 2005.

In 1996, a working capital bank loan was obtained by the Company's Japanese subsidiary. A portion of the borrowing proceeds were used to repay the remaining balances of the real estate and building construction loans. The loan is secured by land and building. The loan is denominated in Japanese yen ((Yen)80,000,000 at December 31, 1996) and bears interest at the rate of 3.4% per annum. The loan is payable in quarterly installments beginning May 1998 with unpaid principal and interest due May 2006.

At December 31, 1996, future annual maturities of long-term debt (excluding current portion) are as follows (in thousands):

   1998                                                         $   409
   1999                                                             430
   2000                                                             430
   Thereafter                                                     2,027
                                                                -------
                                                                $ 3,296
                                                                =======

7.   COMMITMENTS  AND  CONTINGENCIES

The Company leases manufacturing and administrative facilities and certain equipment under noncancellable operating leases. The Company's current primary facility lease expires in April 1997 and includes a renewal option for a five year extension. Rent expense for 1996, 1995 and 1994, was approximately $483,000, $420,000 and $500,000, respectively. Future minimum lease payments for each of the years ending December 31 are as follows (in thousands):

   1997                                                         $   200
   1998                                                              49
   1999                                                              49
   2000                                                              35
   2001                                                               4
                                                                -------
                                                                $   337
                                                                =======


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

     Stock Option Plans

     Under the 1991 Stock Option Plan (the Option Plan), the Company may grant options to purchase up to 1,500,000 shares of common stock to employees and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 50% of fair market value for nonstatutory stock options. These options generally expire five years from the date of grant and become exercisable ratably generally over a period of three years as set forth in the stock option agreements.

     Under the 1991 Directors' Stock Option Plan (the Directors' Plan), nonemployee directors of the Company are automatically granted options to purchase 10,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company. Options granted under the plan become exercisable ratably over a period of three years and expire five years from the date of grant. The total shares authorized under the plan are 300,000.

Option activity under the plans is summarized as follows:

                                                                               OUTSTANDING OPTIONS
                                                                            -------------------------------
                                                                                                WEIGHTED
                                                             SHARES          NUMBER OF          AVERAGE
                                                            AVAILABLE         SHARES        EXERCISE PRICE

       Balances, January 1, 1994                            1,198,000         1,435,700         $ 0.81

       Exercised                                                    -          (239,700)          0.63
       Granted                                               (468,500)          468,500           0.65
       Cancelled                                              212,000          (380,800)          1.23
                                                            ---------         ---------

       Balances, December 31, 1994 (780,710
        exercisable at a weighted average price
        of $0.65)                                             941,500         1,283,700           0.66

       Exercised                                                    -          (486,428)          0.66
       Granted (weighted average fair value of $3.20)        (636,700)          636,700           4.76
       Cancelled                                              122,500          (204,400)          0.73
                                                            ---------         ---------
       Balances, December 31, 1995 (372,312
        exercisable at a weighted average price
        of $0.63)                                             427,300         1,229,572           2.77

       Exercised                                                    -          (348,524)          0.67
       Granted (weighted average fair value of $3.61)        (308,500)          308,500           5.36
       Cancelled                                               91,607           (91,607)          3.69
                                                            ---------         ---------
       Balances, December 31, 1996                            210,407         1,097,941         $ 4.08
                                                            =========         =========

Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                             OPTIONS  OUTSTANDING                   OPTIONS EXERCISABLE
                                      ----------------------------------------   -------------------------------
                                                       WEIGHTED
                                                        AVERAGE       WEIGHTED                       WEIGHTED
                                                       REMAINING      AVERAGE                        AVERAGE
                  RANGE OF              NUMBER        CONTRACTUAL     EXERCISE      NUMBER           EXERCISE
                EXERCISE PRICES       OUTSTANDING    LIFE (YEARS)      PRICE      EXERCISABLE         PRICE
               $  0.56 - $ 0.75         251,073          3.1          $ 0.63        162,756          $ 0.63
               $  0.88 - $ 2.06         117,668          3.9            1.99         43,297            1.88
               $  4.31 - $10.00         729,200          4.4            5.61        142,461            5.83
                                      ---------                                     -------
               $  0.56 - $10.00       1,097,941          4.0          $ 4.08        348,514          $ 2.91
                                      =========                                     =======

Employee Stock Purchase Plan

Under the 1986 Employee Stock Purchase Plan, (the Purchase Plan), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Stock issued under the plan was 11,975, 26,504 and 25,627 shares in 1994, 1995 and 1996 at weighted average prices of $0.66, $1.10 and $4.49, respectively. The weighted average per share fair value of the 1995 and 1996 awards was $5.19 and $5.16, respectively. At December 31, 1996, 97,319 shares were reserved for future issuances under the Purchase Plan.

Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, four years from the date of grant; stock volatility, 90% in 1995 and 1996; risk free interest rates, 6.3% in 1995 and 6.0% in 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized at a historical rate of 29% per year. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $4,116,000 ($0.51 per share) in 1995 and $3,576,000 ($0.43 per share) in 1996.
However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9.   PROFIT-SHARING  AND  RETIREMENT  AND  BONUS  PLANS

No contributions were made by the Company in 1996, 1995 and 1994 to the Company's discretionary profit-sharing and retirement plan. The Company paid $523,000 and $188,000 in 1996 and 1995, respectively, under formal discretionary cash bonus plans which cover all eligible employees. No such cash bonuses were paid in 1994.

10.  MAJOR  CUSTOMER  AND  GEOGRAPHIC  INFORMATION

In 1996, no sales to a single customer accounted for 10% or more of total revenues. Sales to one customer represented approximately 10% of total revenues in 1995 and 11% of total revenues in 1994. At December 31, 1996, no single customer accounted for 10% or more of accounts receivable. At December 31, 1995, one customer's balance accounted for 11% of accounts receivable.

Export sales constituted approximately 21%, 25% and 30% of total revenues for 1996, 1995 and 1994, respectively. The majority of these export sales have been to Asia and Europe. Transfers between geographic areas are recorded at amounts generally above cost. Identifiable assets of geographic areas represent those assets used in the Company's operations in each area. The following table summarizes selected geographic financial information of the Company at December 31.


                                             1996         1995         1994
                                                      (IN THOUSANDS)

       Net revenues:
        United States                       $20,781     $13,876     $ 7,770
        Japan                                 9,454       8,883       5,809
        Korea                                   101           -           -
                                            -------     -------     -------
                                            $30,336     $22,759     $13,579
                                            =======     =======     =======

       Export sales:
        Asia                                $ 4,997     $ 3,020     $ 1,847
        Europe                                1,235       2,326       1,493
        Other                                   128         370         708
                                            -------     -------     -------
                                            $ 6,360     $ 5,716     $ 4,048
                                            =======     =======     =======

       Transfers between United States
        and Japan eliminated in
        consolidation                       $ 4,118     $ 2,564     $ 1,529
                                            =======     =======     =======

       Operating income (loss):
        United States                       $ 5,280     $   741     $(3,013)
        Japan                                 1,324       1,900         782
        Korea                                  (391)          -           -
                                            -------     -------     -------
                                            $ 6,213     $ 2,641     $(2,231)
                                            =======     =======     =======
       Identifiable assets:
        United States                       $20,805     $15,799     $ 8,391
        Japan                                 9,040       9,368       7,395
        Korea                                   119           -           -
                                            -------     -------     -------
                                            $29,964     $25,167     $15,786
                                            =======     =======     =======



                                   * * * * *

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997 sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Business-Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                     III-1

                                    PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Nanometrics Incorporated and Independent Auditors' Report are filed as part of this Annual Report.

Independent Auditors' Report

Consolidated Balance Sheets, at December 31, 1996 and 1995

For the years ended December 31, 1996, 1995 and 1994:

        Consolidated Statements of Operations

        Consolidated Statements of Shareholders' Equity

        Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


2. Financial Statements Schedules. The following consolidated financial statement schedules of Nanometrics Incorporated are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Nanometrics Incorporated.

Financial Statement Schedules for the years ended December 31, 1996, 1995 and 1994.

Schedule                                                Page
--------                                                ----

II  -  Valuation and Qualifying Accounts ..............  S-1

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

  10.4(2)       Amendment to and Restatement of Redemption Agreement dated March 4,
                1993 between Vincent J. Coates and Registrant.

 10.6(3)        1991 Stock Option Plan.

 10.7(4)        1991 Director Option Plan.

 21             Subsidiaries of Registrant.

 23             Independent Auditors' Consent (See page IV-4).

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

                                                                    EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-8518, 33-8519 and 33-43913 of Nanometrics Incorporated on Form S-8 of our report dated February 19, 1997, appearing in this Annual Report on Form 10-K of Nanometrics Incorporated for the year ended December 31, 1996.



DELOITTE & TOUCHE LLP



San Jose, California
March 24, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NANOMETRICS INCORPORATED

Date:  March 27, 1997         By:          /s/VINCENT J. COATES
                              Vincent J. Coates, Chairman and
                              Chief Executive Officer


                               POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent J. Coates, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                                                 Title                  Date
---------                                                 -----                  ----
/s/VINCENT J. COATES                            Chairman of the Board and   March 27, 1997
-----------------------                          Chief Executive Officer
(Vincent J. Coates)                              (Principal Executive Officer)


/s/PAUL B. NOLAN                                Chief Financial Officer     March 27, 1997
-----------------------                           (Principal Accounting and
(Paul B. Nolan)                                   Financial Officer)


/s/JOHN D. HEATON                               Director, President and     March 27, 1997
-----------------------                           Chief Operating Officer
(John D. Heaton)

/s/NORMAN V. COATES                             Director                    March 27, 1997
-----------------------
(Norman V. Coates)

/s/NATHANIEL BRENNER                            Director                    March 27, 1997
-----------------------
(Nathaniel Brenner)

/s/KANEGI NAGAI                                 Director                    March 27, 1997
-----------------------
(Kanegi Nagai)

/s/CLIFFORD F. SMEDLEY                          Director                    March 27, 1997
-----------------------
(Clifford F. Smedley)

                                                                     SCHEDULE II


                           NANOMETRICS INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for Doubtful Accounts


                       Balance at    Charged To   Deductions-     Balance
                       beginning     costs and     write-offs     at end
Year Ended             of period     expenses     of accounts*   of period
                       ----------   ------------  -------------  ---------

December 31, 1996...     $380,000      $ 39,000       $      0    $419,000

December 31, 1995...     $270,000      $110,000       $      0    $380,000

December 31, 1994...     $260,000      $527,000       $517,000    $270,000

* Includes recoveries of past due accounts previously written off.