Form 10-Q
period 1997-03-31
NANOMETRICS INC
filed 1997-05-09
CIK 704532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR
                                                    --------------

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
_______________

COMMISSION FILE NUMBER                       0-13470
                        ---------------------------------------------------




                           NANOMETRICS INCORPORATED
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          CALIFORNIA                                    94-2276314
-----------------------------------         ---------------------------------
 (STATE OR OTHER JURISDICTION OF                  (I. R. S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


 310 DEGUIGNE DRIVE, SUNNYVALE,  CA                     94086
-----------------------------------         ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (408) 746-1600
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

                          YES    X        NO
                              -------          -------


At April 14, 1997 there were 8,277,107 shares of common stock, no par value, issued and outstanding.

                           NANOMETRICS INCORPORATED

                                     INDEX



Part I.   Financial Information                                                                           Page
                                                                                                          ----
      Item 1.  Financial Statements

              Consolidated Balance Sheets -
              March 31, 1997 (unaudited)  and December 31, 1996.......................................     3

              Consolidated Statements of Income -
              Three months ended  March 31, 1997
              and 1996 (unaudited)....................................................................     4

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 1997
              and 1996 (unaudited)....................................................................     5

              Notes to Consolidated Financial
              Statements..............................................................................     6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..........................................     7


Part II.   Other Information

  Item 6. Exhibits and Reports on Form 8-K ...........................................................     9


Signatures ...........................................................................................    10


PART I:                       FINANCIAL INFORMATION

ITEM 1:                       FINANCIAL STATEMENTS


                           NANOMETRICS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                            March 31,
                                                              1997       December 31,
ASSETS                                                     (unaudited)       1996
                                                           -----------   -------------
CURRENT ASSETS:
     Cash and equivalents                                     $ 1,969         $ 1,725
     Short-term investments                                     7,639           6,657
     Accounts receivable, less allowance for
      doubtful accounts of $415 and $419                        9,919          11,100
     Inventories                                                5,556           5,078
     Deferred income taxes                                      1,731           1,648
     Prepaid expenses and other                                   614             882
                                                              -------         -------
          Total current assets                                 27,428          27,090
PROPERTY, PLANT AND EQUIPMENT, Net                              2,406           2,600
OTHER ASSETS                                                      265             274
                                                              -------         -------
TOTAL                                                         $30,099         $29,964
                                                              =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                         $ 1,576         $ 1,563
     Accrued payroll and related expenses                         616             533
     Other current liabilities                                    864             763
     Income taxes payable                                         548           1,271
     Current portion of long-term debt                            322             347
                                                              -------         -------
           Total current liabilities                            3,926           4,477
LONG-TERM DEBT, Net of current portion                          2,978           3,296
DEFERRED INCOME TAXES                                              30             131
                                                              -------         -------
           Total liabilities                                    6,934           7,904
                                                              -------         -------
SHAREHOLDERS' EQUITY:
     Common stock, no par value; 25,000,000 shares
      authorized; 8,262,558 and 8,258,061 outstanding          11,844          11,833
     Retained earnings                                         11,661          10,387
     Accumulated translation adjustment                          (340)           (160)
                                                              -------         -------
           Total shareholders' equity                          23,165          22,060
                                                              -------         -------

TOTAL                                                         $30,099         $29,964
                                                              =======         =======

See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                               Three Months Ended
                                                    March 31,
                                                  1997     1996
                                                 ------   ------
NET REVENUES:
 Product sales                                   $7,301   $5,554
 Service                                            958    1,514
                                                 ------   ------
   Total net revenues                             8,259    7,068
                                                 ------   ------

COSTS AND EXPENSES:
 Cost of product sales                            2,737    2,369
 Cost of service                                    863    1,003
 Research and development                           674      670
 Selling                                          1,263    1,011
 General and administrative                         636      570
                                                 ------   ------
   Total costs and expenses                       6,173    5,623
                                                 ------   ------

OPERATING INCOME                                  2,086    1,445

OTHER INCOME, NET                                    79       72
                                                 ------   ------

INCOME BEFORE PROVISION FOR INCOME TAXES          2,165    1,517

PROVISION FOR INCOME TAXES                          892      683
                                                 ------   ------

NET INCOME                                       $1,274   $  834
                                                 ======   ======

NET INCOME  PER COMMON AND EQUIVALENT SHARE      $ 0.15   $ 0.10
                                                 ======   ======

COMMON AND EQUIVALENT SHARES USED IN
 PER SHARE COMPUTATION                            8,673    8,551
                                                 ======   ======


See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                  Three Months Ended
                                                        March 31
                                                    1997      1996
                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 1,274    $   834
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                         77         72
 Deferred taxes                                      (460)       495
 Changes in assets and liabilities:
  Accounts receivable                                  90       (468)
  Other receivables                                   (48)       (64)
  Inventories                                        (274)      (387)
  Prepaid expenses and other                          (25)      (245)
  Accounts payable and other liabilities              254        119
  Income taxes payable                               (724)      (278)
                                                  -------    -------
Net cash provided by  operating activities            164         78
                                                  -------    -------

INVESTING ACTIVITIES:
 Purchase of short-term investments                (2,940)    (1,185)
 Sales/maturities of short-term investments         1,958        890
 Capital expenditures                                 (47)       (18)
                                                  -------    -------
Net cash used in investing activities              (1,029)      (313)
                                                  -------    -------

FINANCING ACTIVITIES:
 Repayments of long-term debt                         (81)      (492)
 Issuance of common stock                              11         70
                                                  -------    -------
Net cash used in  financing activities                (70)      (422)
                                                  -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             1,179        (25)
                                                  -------    -------

NET CHANGE IN CASH AND EQUIVALENTS                    244       (682)
CASH AND EQUIVALENTS, at beginning of period        1,725      3,625
                                                  -------    -------

CASH AND EQUIVALENTS, at end of period            $ 1,969    $ 2,943
                                                  =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid for interest                           $    25    $    31
                                                  =======    =======

 Cash paid for income taxes                       $ 1,622    $   392
                                                  =======    =======


See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.   Consolidated Financial Statements

     The consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.   Per Share Information

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

Note 3.      Inventories

     Inventories are stated at the lower of cost (first-in,first-out) or market
and                                                consist of the following (in
thousands):


                                                 March 31,    December 31,
                                                   1997           1996
                                                 -------        --------
          Raw materials and subassemblies         $3,173         $1,855
          Work in process                          1,786          1,414
          Finished goods                             597          1,809
                                                  ------         ------
                                                  $5,556         $5,078
                                                  ======         ======

Note 4.   Recently Issued Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS
128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $ 0.15 and $ 0.11 for the quarters ended March 31, 1997 and 1996, respectively, and $ 0.15 and $ 0.11 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Total net revenues for the first quarter of 1997 were $8,259,000, an increase of $1,191,000 or 17% from the same quarter in 1996. Product sales of $7,301,000 increased $1,747,000 or 31% for the first quarter of 1997 compared to the same period in 1996 resulting from increased demand for the Company's automated products especially from customers in the U.S. and Taiwan. Service revenue of $958,000 decreased $556,000 or 37% for the first quarter of 1997 compared to the same period in 1996. This decrease in service revenue is primarily attributable to decreased sales of accessories in the U.S. and the Far East in 1997. The Company believes that its revenue growth for the three months ended March 31, 1997 is not necessarily indicative of future results.

     Cost of product sales as a percentage of product sales decreased to 37% in the first quarter of 1997 from 43% in the first quarter of 1996. This improved cost of product sales ratio resulted primarily from higher sales volumes resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue increased to 90% in the first quarter of 1997 from 66% in the first quarter of 1996. This increase was primarily attributable to the decline in the sales of accessories while fixed service costs were relatively constant in the first quarter of 1997.

     Research and development expenses for the first quarter of 1997 increased $4,000 or 1% compared to the same period in 1996. This increase was mainly due to higher costs associated with new product development which was partially offset by the impact of the strengthening of the U.S. dollar against the Japanese yen on engineering expenditures in Japan.

     Selling expenses for the first quarter of 1997 increased by $252,000 or 25% compared to the same period in 1996 primarily because of the addition of sales and marketing staff in the second half of 1996.

     General and administrative expenses for the first quarter of 1997 increased by $66,000 or 12% primarily as a result of spending associated with increased operating activity.

     Other income increased $7,000 or 10% during the first quarter of 1997 compared to the same period in 1996 due primarily to higher interest income in 1997, resulting from higher average levels of cash and short-term investments.

     The Company's effective tax rate decreased to 41.2% in the first quarter of 1997 from 45.0% in the first quarter of 1996 primarily due to proportionately higher income in lower tax jurisdictions.

     The Company reported an operating income of $2,086,000 and net income of $1,274,000 for the first quarter of 1997 compared to an operating income of $1,445,000 and net income of $834,000 for the same period in 1996.

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

Liquidity and Capital Resources
-------------------------------

     At March 31, 1997, the Company had working capital of $23,502,000 compared to $22,613,000 at December 31, 1996. The current ratio at March 31, 1997 was 7.0 to 1. The Company believes working capital including cash and short-term investments of $9,608,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first three months of 1997 provided cash of $164,000 primarily from net income offset to some extent by the payment of income taxes, while the purchase of short-term investments net of sales/maturities used $982,000, capital expenditures used $47,000, debt repayment used $81,000 and issuance of common stock provided $11,000.

The foregoing Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties as set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1996 Annual Report on Form 10-K. The Company's actual results could differ materially from the results anticipated in such forward-looking statements.

                           NANOMETRICS INCORPORATED
                                    PART II

                               OTHER INFORMATION



ITEM 6.        EXHIBITS  AND REPORTS ON FORM 8-K

A.             Exhibits

               EX27 - Financial Data Schedule

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


Dated:  May 9, 1997