Form 10-Q
period 1997-06-30
NANOMETRICS INC
filed 1997-08-07
CIK 704532

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
___  Act of 1934


For the quarterly period ended June 30,  1997
                               ______________

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number               0-13470
                        __________________________________


                          NANOMETRICS INCORPORATED
________________________________________________________________________________
           (Exact name of registrant as specified in its charter)


             California                                     94-2276314
    _________________________________                 ___________________
    (State or other jurisdiction of                    (I. R. S. Employer
     incorporation or organization)                    Identification No.)


    310 DeGuigne Drive, Sunnyvale, CA                      94086
________________________________________               _____________
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
                                                     ____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X     NO
                   ______      _________


At July 14, 1997 there were 8,294,456 shares of common stock, no par value, issued and outstanding.

                          NANOMETRICS INCORPORATED

                                    INDEX

Part I.  Financial Information                                  Page
                                                                ----
  Item 1. Financial Statements

       Consolidated Balance Sheets -
       June 30, 1997 and December 31, 1996........................   3

       Consolidated Statements of Income -
       Three months and six months  ended
       June 30, 1997 and 1996.....................................   4

       Consolidated Statements of Cash Flows -
       Six months ended June 30, 1997
       and 1996...................................................   5

       Notes to Consolidated Financial
       Statements.................................................   6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........   7

Part II.  Other Information

  Item 4. Submission of Matters to a Vote of Security Holders.....   9

  Item 6. Exhibits and Reports on Form 8-K........................   9

Signatures........................................................  10

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                          NANOMETRICS INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      June 30,    December 31,
ASSETS                                                  1997          1996
                                                     (Unaudited)
                                                     -----------  ------------
CURRENT ASSETS:
 Cash and equivalents                                   $ 2,764        $ 1,725
 Short-term investments                                   8,639          6,657
 Accounts receivable, less allowance for
  doubtful accounts of $419 and $419                      8,392         11,100
 Inventories                                              6,316          5,078
 Prepaid and deferred income taxes                        2,413          1,648
 Prepaid expenses and other                                 504            882
                                                        -------        -------
          Total current assets                           29,028         27,090
                                                        -------        -------
PROPERTY, PLANT AND EQUIPMENT, NET                        2,546          2,600
OTHER ASSETS                                                284            274
                                                        -------        -------
TOTAL                                                   $31,858        $29,964
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $ 1,563        $ 1,563
 Accrued payroll and related expenses                       575            533
 Other current liabilities                                1,228            763
 Income taxes payable                                        --          1,271
 Current portion of long-term debt                          349            347
                                                        -------        -------
          Total current liabilities                       3,715          4,477
                                                        -------        -------
LONG-TERM DEBT                                            3,143          3,296
DEFERRED INCOME TAXES                                       106            131
                                                        -------        -------
          Total liabilities                               6,964          7,904
                                                        -------        -------
SHAREHOLDERS' EQUITY:
 Common stock, no par value; 25,000,000 shares
  authorized; 8,294,456 and 8,258,061 outstanding        11,990         11,833
 Retained earnings                                       13,033         10,387
 Accumulated translation adjustment                        (129)          (160)
                                                        -------        -------
          Total shareholders' equity                     24,894         22,060
                                                        -------        -------
TOTAL                                                   $31,858        $29,964
                                                        =======        =======

See Notes to Consolidated Financial Statements

                          NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                                 Three Months Ended  Six Months Ended
                                 June 30,            June 30,
                                   1997      1996      1997     1996
                                 ---------  -------  --------  -------
NET REVENUES:
 Product sales                      $7,741   $5,991   $15,042  $11,545
 Service                               958    1,566     1,916    3,080
                                    ------   ------   -------  -------
 Total net revenues                  8,699    7,557    16,958   14,625
                                    ------   ------   -------  -------
COSTS AND EXPENSES:
 Cost of product sales               2,902    2,533     5,639    4,902
 Cost of service                       874    1,045     1,737    2,048
 Research and development              665      665     1,339    1,335
 Selling                             1,626    1,255     2,889    2,266
 General and administrative            613      582     1,249    1,152
                                    ------   ------   -------  -------
     Total costs and expenses        6,680    6,080    12,853   11,703
                                    ------   ------   -------  -------

OPERATING INCOME                     2,019    1,477     4,105    2,922

OTHER INCOME, NET                      107      117       186      189
                                    ------   ------   -------  -------
INCOME  BEFORE PROVISION
 FOR  INCOME TAXES                   2,126    1,594     4,291    3,111

PROVISION FOR INCOME TAXES             753      633     1,645    1,316
                                    ------   ------   -------  -------

NET INCOME                          $1,373   $  961   $ 2,646  $ 1,795
                                    ======   ======   =======  =======
NET INCOME PER COMMON
 AND EQUIVALENT SHARE                 $.16     $.11      $.31     $.21
                                    ======   ======   =======  =======
COMMON AND EQUIVALENT
 SHARES OUTSTANDING                  8,665    8,583     8,669    8,567
                                    ======   ======   =======  =======

See Notes to Consolidated Financial Statements

                          NANOMETRICS INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)

                                                           Six Months Ended
                                                              June 30,
                                                           1997           1996
                                                     -----------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  2,646   $ 1,795
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                   148       143
  Deferred income taxes                                           (58)      500
  Changes in assets and liabilities:
      Accounts receivable                                       2,227    (3,249)
      Other receivables                                          (135)       85
      Inventories                                              (1,208)   (1,077)
      Prepaid expenses and other                                 (354)     (333)
      Accounts payable and other liabilities                      506     1,291
      Income taxes payable                                     (1,272)     (409)
                                                             --------   -------
Net cash provided by operating activities                       2,500    (1,254)
                                                             --------   -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                           10,608    (7,603)
  Sales/maturities of short-term investments                  (12,590)    5,989
  Capital expenditures                                            (81)      (32)
                                                             --------   -------
Net cash used in investing activities                          (2,063)   (1,646)
                                                             --------   -------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                -       762
  Repayments of long-term debt                                   (167)     (594)
  Issuance of common stock                                        157       786
                                                             --------   -------
Net cash in financing activities                                  (10)      954
                                                             --------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           611         1
                                                             --------   -------

NET CHANGE IN CASH AND EQUIVALENTS                              1,038    (1,945)
CASH AND EQUIVALENTS, at beginning of period                    1,725     3,625
                                                             --------   -------
CASH AND EQUIVALENTS, at end of period                       $  2,763   $ 1,680
                                                             ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                     $     49   $    61
                                                             ========   =======

  Cash paid for income taxes                                 $  3,679   $    87
                                                             ========   =======

See Notes to Consolidated Financial Statements

                          NANOMETRICS INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Consolidated Financial Statements

     The consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 2.  Per Share Information

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method and shares issuable under the employee stock purchase plan).

Note 3.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                        June 30,  December 31,
                                          1997        1996
                                        --------  ------------
     Raw materials and subassemblies      $3,483        $1,855
     Work in process                       2,039         1,414
     Finished goods                          794         1,809
                                          ------        ------
                                          $6,316        $5,078
                                          ======        ======

Note 4.  Recently Issued Accounting Standard

    In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $ 0.17 and $ 0.12 for the quarters ended June 30, 1997 and 1996, respectively, and $ 0.32 and $ 0.23 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

    Total revenues for the three months ended June 30, 1997 were $8,699,000, an increase of $1,142,000 or 15% from the comparable period in 1996. For the six months ended June 30, 1997, total revenues of $16,958,000 increased by $2,333,000 or 16% from the comparable period in 1996. Product sales of $7,741,000 and $15,042,000 for the three months and six months ended June 30, 1997, respectively, increased $1,750,000 or 29% and $3,497,000 or 30%, respectively, as compared with the same periods during 1996. The increases in product sales resulted from stronger demand for, and increased shipments of, the Company's products, especially its automated products, particularly from customers in the Far East. Service revenue of $958,000 and $1,916,000 for the three months and six months ended June 30, 1997, respectively, decreased $608,000 or 39% and $1,164,000 or 38%, respectively, as compared to the same periods in 1996. These decreases in service revenue are primarily attributable to a lower sales of accessories and upgrades in the U.S. and the Far East in 1997.

    Cost of product sales as a percentage of product sales decreased from 42% in both the second quarter and in the first six months of 1996 to 37% in both the second quarter and in the first six months of 1997 primarily because of higher sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue increased from 67% in the second quarter of 1996 to 91% in the second quarter of 1997. Cost of service as a percentage of service revenue for the six months ended June 30, 1997 increased to 91% from 66%
a year ago.   These increases were primarily attributable to the decline in the sales of accessories and upgrades while fixed service costs increased to support the Company's growing installed base of systems at customer locations in 1997.

    Research and development expenses for the three months ended June 30, 1997 were unchanged from the same period in 1996 and increased by $4,000 for the six months ended June 30, 1997 compared to the same period in 1996.

    Selling expenses for the three month and six month periods ended June 30, 1997 increased by $371,000 or 30% and $623,000 or 27%, respectively, compared to the same periods in 1996 primarily because of higher commission expenses resulting from higher sales and the addition of sales and marketing staff in the second half of 1996.

    General and administrative expenses for the three month and six month periods ended June 30, 1997 increased by $31,000 or 5% and $97,000 or 8%, respectively, compared to the same periods in 1996 as a result of spending associated with increased operating activity.

    Other income for the three month and six month periods ended June 30, 1997 decreased $10,000 and $3,000, respectively, from the comparable periods in 1996.

    The Company reported an operating income of $2,019,000 and net income of $1,373,000 for the second quarter of 1997 compared to an operating income of $1,477,000 and net income of $961,000 for the same period in 1996. For the first six months of 1997, the Company reported an operating income of $4,105,000 and net income of $2,646,000 which compared to an operating income of $2,922,000 and net income of $1,795,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    At June 30, 1997, the Company had working capital of $25,313,000 compared to $22,613,000 at December 31, 1996. The current ratio at June 30, 1997 was 7.8 to
1. The Company believes working capital including cash and short-term investments of $11,403,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first six months of 1997 provided cash of $2,500,000 primarily from profits and decreased accounts receivable, which were offset to some extent by increased inventories and income tax payments, while the net purchases of short-term investments used $1,982,000, capital expenditures used $81,000, debt repayment used $167,000 and issuance of common stock provided $157,000.


    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of a number of factors. Such factors include, but are not limited to, the cyclicality of the semiconductor industry and the markets served by the Company's customers, the size and timing of orders, the proportion of direct sales and sales through distributors and representatives, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced products by the Company or its competitors and the other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                          NANOMETRICS INCORPORATED
                                   PART II

                              OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.    The annual meeting of shareholders was held on May 15, 1997.

B.    The following directors were elected to the board of directors:

       Vincent J. Coates
       Nathaniel Brenner
       Norman V. Coates
       John D. Heaton
       Clifford F. Smedley
       Kanegi Nagai

C.    The following matters were voted upon at the annual meeting:

                                                  For      Against  Abstain
                                             ------------  -------  -------
1.   To elect the following directors
     to serve for the ensuing year:

     Vincent J. Coates, Chairman                6,345,043        0    7,200
     Nathaniel Brenner, Director                6,345,043        0    7,200
     Norman V. Coates, Director                 6,344,926        0    7,317
     John D. Heaton, Director                   6,345,043        0    7,200
     Clifford F. Smedley, Director              6,345,043        0    7,200
     Kanegi Nagai, Director                     6,345,043        0    7,200

2.   To approve amendments to the
     Company's 1991 Stock Option Plan.          6,028,434  246,793   14,960

3.   To ratify the appointment of
     Deloitte & Touche LLP as independent
     auditors for the fiscal
     year ending December 31, 1997.             6,346,028    5,700      515

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

A.   Exhibits

     27 Financial Data Schedule.

B.   Reports on Form 8-K.

     None.

                           NANOMETRICS INCORPORATED

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
---------------------
Vincent J. Coates
Chairman and Chief Executive Officer



/s/ Paul B. Nolan
-----------------
Paul B. Nolan
Chief Financial Officer


Dated:  August 7, 1997