Form 10-Q
period 1997-09-30
NANOMETRICS INC
filed 1997-11-10
CIK 704532

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

For the quarterly period ended September 30, 1997
                               ------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


             NANOMETRICS INCORPORATED
-------------------------------------------------------
(Exact name of registrant as specified in its charter)


              California                                     94-2276314
----------------------------------------            ---------------------------
   (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                       Identification No.)


  310 DeGuigne Drive, Sunnyvale, CA                            94086
----------------------------------------            ---------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
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


 At October 13, 1997 there were 8,392,425 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                     INDEX


Part I.  Financial Information                                                 Page
                                                                               ----
  Item 1. Financial Statements

       Consolidated Balance Sheets -
       September 30, 1997 and December 31, 1996..............................    3

       Consolidated Statements of Income -
       Three months and nine months  ended
       September 30, 1997 and 1996...........................................    4

       Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1997
       and 1996..............................................................    5

       Notes to Consolidated Financial
       Statements............................................................    6

  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations.........................    7

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K...................................    9

Signatures...................................................................    10


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                            NANOMETRICS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                               September 30,    December 31,
                                                   1997             1996
                                                (Unaudited)
                                               -------------    ------------
ASSETS

CURRENT ASSETS:                                   $ 1,798         $ 1,725
 Cash and equivalents
 Short-term investments                             9,622           6,657
 Accounts receivable, less allowance for
  doubtful accounts of $416 and $419               10,422          11,100
 Inventories                                        6,250           5,078
 Prepaid and deferred income taxes                  1,918           1,648
 Prepaid expenses and other                           417             882
                                                  -------         -------
          Total current assets                     30,427          27,090

PROPERTY, PLANT AND EQUIPMENT, NET                  2,393           2,600

OTHER                                                 274             274
                                                  -------         -------
TOTAL                                             $33,094         $29,964
                                                  -------         -------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                 $ 1,469         $ 1,563
 Accrued payroll and related expenses                 710             533
 Other current liabilities                          1,266             763
 Income taxes payable                                  51           1,271
 Current portion of long-term debt                    330             347
                                                  -------         -------
          Total current liabilities                 3,826           4,477

LONG-TERM DEBT                                      2,888           3,296

DEFERRED INCOME TAXES                                  37             131
                                                  -------         -------
          Total liabilities                         6,751           7,904

SHAREHOLDERS' EQUITY:
 Common stock, no par value; 25,000,000 shares
  authorized; 8,357,195 and 8,258,061 outstanding  12,132          11,833
 Retained earnings                                 14,537          10,387
 Accumulated translation adjustment                  (326)           (160)
                                                  -------         -------
          Total shareholders' equity               26,343          22,060
                                                  -------         -------
TOTAL                                             $33,094         $29,964
                                                  -------         -------


See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                       1997          1996                1997                1996
                                                      ------        ------              ------              ------
NET REVENUES:
 Product sales                                        $8,433          6,481             $23,475             $18,026
 Service                                                 983          1,258               2,899               4,338
                                                      ------         ------             -------             -------
 Total net revenues                                    9,416          7,739              26,374              22,364
                                                      ------         ------             -------             -------
COSTS AND EXPENSES:
 Cost of product sales                                 3,019          2,589               8,658               7,491
 Cost of service                                         988            998               2,725               3,046
 Research and development                                772            713               2,111               2,048
 Selling                                               1,508          1,158               4,397               3,424
 General and administrative                              716            639               1,965               1,791
                                                      ------         ------             -------             -------
     Total costs and expenses                          7,003          6,097              19,856              17,800
                                                      ------         ------             -------             -------
INCOME FROM OPERATIONS                                 2,413          1,642               6,518               4,564

OTHER INCOME (EXPENSES)
 Interest income                                         132             95                 373                 280
 Interest expense                                        (36)           (30)                (85)                (91)
 Other, net                                              (32)            48                 (38)                113
                                                      ------         ------             -------             -------
         Total other income, net                          64            113                 250                 302
                                                      ------         ------             -------             -------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                                      2,477          1,755               6,768               4,866

PROVISION FOR INCOME TAXES                               973            728               2,618               2,044
                                                      ------         ------             -------             -------
NET INCOME                                            $1,504          1,027               4,150             $ 2,822
                                                      ======         ======             =======             =======
NET INCOME PER COMMON
 AND EQUIVALENT SHARE                                 $  .17            .12                 .47                 .33
                                                      ======         ======             =======             =======
COMMON AND EQUIVALENT SHARES
 USED IN PER SHARE COMPUTATION                        $9,002          8,514               8,780               8,549
                                                      ======         ======             =======             =======

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                     1997                         1996
                                                                                   ---------                    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  4,150                     $  2,822
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                          161                          227
  Deferred income taxes                                                                  367                          425
  Changes in assets and liabilities:
      Accounts receivable                                                                (10)                      (2,039)
      Inventories                                                                     (1,230)                      (1,106)
      Prepaid expenses and other                                                        (501)                        (572)
      Accounts payable and other liabilities                                             624                          575
      Income taxes payable                                                            (1,221)                         683
                                                                                    --------                    ---------
Net cash provided by operating activities                                              2,340                        1,015
                                                                                    --------                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                 (13,547)                     (10,546)
  Sales/maturities of short-term investments                                          10,583                        6,877
  Capital expenditures                                                                   (64)                        (254)
                                                                                    --------                    ---------
Net cash used in investing activities                                                 (3,028)                      (3,923)
                                                                                    --------                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                      --                          762
  Repayments of long-term borrowings                                                    (251)                        (688)
  Issuance of common stock                                                               299                          185
                                                                                    --------                    ---------
Net cash provided by financing activities                                                 48                          259
                                                                                    --------                    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  713                          (19)
                                                                                    --------                    ---------
NET CHANGE IN CASH AND EQUIVALENTS                                                        73                       (2,668)
CASH AND EQUIVALENTS, at beginning of period                                           1,725                        3,625
                                                                                    --------                    ---------
CASH AND EQUIVALENTS, at end of period                                              $  1,798                    $     957
                                                                                    ========                    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                  85                    $      91
                                                                                    ========                    =========
  Cash paid for income taxes                                                        $  4,161                    $     767
                                                                                    ========                    =========


See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1  Consolidated Financial Statements

  The consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1996 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Net Income Per Common and Equivalent Share

  Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include dilutive common stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan.

Note 3.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                        September 30,  December 31,
                                            1997           1996
                                        -------------  ------------
     Raw materials and subassemblies           $3,945        $1,855
     Work in process                            1,376         1,414
     Finished goods                               929         1,809
                                               ------        ------
                                               $6,250        $5,078
                                               ======        ======

Note 4.    Recently Issued Accounting Standards

    In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $ 0.18 and $ 0.13 for the quarters ended September 30, 1997 and 1996, respectively, and $ 0.50 and $ 0.35 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been different than primary EPS currently reported for the periods.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

    Total net revenues increased by 17.9% from $22.4 million for the nine months ended September 30, 1996 to $26.4 million for the nine months ended September 30, 1997. Product sales increased by 30.2% from $18.0 million for the nine months ended September 30, 1996 to $23.5 million for the nine months ended September 30, 1997. The increases in product sales resulted from stronger worldwide demand for, and increased shipments of, the Company's products, especially its automated products. Service revenue decreased 33.2% from $4.3 million for the nine months ended September 30, 1996 to $2.9 million for the nine months ended September 30, 1997. The decrease in service revenue is primarily attributable to lower sales of parts, services and upgrades in the U.S. and Asia in 1997 due in part to increased functionality and reliability of the Company's new products.

    The product gross profit percentage of product sales increased from 53.4% for the nine months ended September 30, 1996 to 63.1% for the nine months ended September 30, 1997. The increase was caused primarily by higher sales volumes in 1997 resulting in lower per unit manufacturing costs. The service gross profit percentage decreased from 29.8% for the nine months ended September 30, 1996 to 6.0% for the nine months ended September 30, 1997. The decrease was primarily attributable to the decline in the sales of accessories and upgrades while fixed service costs increased to support the Company's growing installed base of systems at customer locations in 1997.

    Research and development expenses increased 3.1% from $2.0 million for the nine months ended September 30, 1996 to $2.1 million for the nine months ended September 30, 1997 to support the continued development of new products and product enhancements.

    Selling expenses increased 28.4% from $3.4 million for the nine months ended September 30, 1996 to $4.4 million for the nine months ended September 30, 1997 primarily because of higher commission expenses resulting from higher sales, the addition of sales and marketing staff and the opening of an office in Scotland during the past 12 months.

    General and administrative expenses increased 9.7% from $1.8 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997 as a result of higher spending associated with the increase in total net revenues.

    Other income, net, decreased 17.2% from $302,000 for the nine months ended September 30, 1996 to $250,000 for the nine months ended September 30, 1997 due primarily to higher royalty income and exchange rate gains in the prior year.

    The Company's effective income tax rate decreased from 42.0% for the nine months ended September 30, 1996 to 38.7% for the nine months ended September 30, 1997 primarily due to an increased benefit from the Company's foreign sales corporation.

    The Company reported income from operations of $2,413,000 and net income of $1,504,000 for the third quarter of 1997 compared to income from operations of $1,642,000 and net income of $1,027,000 for the same period in 1996. For the first nine months of 1997, the Company reported income from operations of $6,518,000 and net income of $4,150,000 which compared to income from operations of $4,564,000 and net income of $2,822,000 for the same period in 1996.

Liquidity and Capital Resources
-------------------------------

    At September 30, 1997, the Company had working capital of $26,601,000 compared to $22,613,000 at December 31, 1996. The current ratio at September 30, 1997 was 8.0 to 1. The Company believes working capital including cash and short-term investments of $11,420,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first nine months of 1997 provided cash of $2,340,000 primarily from profits, which were offset to some extent by increased inventories and income tax payments, while the net purchases of short-term investments used $2,964,000, capital expenditures used $64,000, debt repayment used $251,000 and issuance of common stock provided $299,000. Exchange rate changes favorably impacted cash for the first nine months of 1997 by $713,000.


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

     27  Financial Data Schedule

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


Dated: November 7, 1997