Form 10-K
period 1997-12-31
NANOMETRICS INC
filed 1998-04-01
CIK 704532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1997 or

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

                           _________________________

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1998: $25,504,534 based upon the last sales price reported for such date. For purposes of this disclosure, shares of common stock held by officers, directors or persons who hold more than 5% of the outstanding shares of common stock of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's common stock as of March 10, 1998 was 8,584,984.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company for the year ended December 31, 1997 which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

                           NANOMETRICS INCORPORATED
                          ANNUAL REPORT -- Form 10-K

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Part I

  Item 1.     Business............................................  I-1
  Item 2.     Properties..........................................  I-15
  Item 3.     Legal Proceedings...................................  I-15
  Item 4.     Submission of Matters to a Vote of Security Holders.  I-17

Part II

  Item 5.     Market for Registrant's Common Equity and Related
              Shareholder Matters.................................  II-1
  Item 6.     Selected Consolidated Financial Data................  II-1
  Item 7.     Management's Discussion and Analysis of  Financial
              Condition and Results of Operations.................  II-3
  Item 8.     Financial Statements and Supplementary Data.........  II-14
  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................  II-32

Part III

  Item 10.    Directors and Executive Officers of the Registrant..  III-1
  Item 11.    Executive Compensation..............................  III-1
  Item 12.    Security Ownership of Certain Beneficial Owners
              and Management......................................  III-1
  Item 13.    Certain Relationships and Related Transactions......  III-1

Part IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.........................................  IV-1

Signatures........................................................  V-1




                                      (ii)

                                    PART I


                                   BUSINESS
                                   --------


     Nanometrics Incorporated ("Nanometrics" or the "Company") is a leading manufacturer of thin film measurement systems for the electronics industry. The Company's primary customers are manufacturers of semiconductors, magnetic recording heads and flat panel displays. Nanometrics' film measurement systems use wide wavelength range, high sensitivity optics, proprietary computer software and patented technology to measure thickness, uniformity and chemical properties of films deposited on silicon and other substrates. The primary application of these systems is to precisely monitor production processes employed in the fabrication of integrated circuits, magnetic recording heads used in disk drives and flat panel displays commonly used in laptop computers. The Company has been selling measurement systems since 1977 and has an extensive installed base of systems with customers worldwide, including Hitachi, IBM, Motorola, Quantum and Texas Instruments.

     The growth in the market for the Company's products is driven by the increased use of thin film technology by manufacturers of electronic products and by continued advances in thin film technology. Thin film technology is used in the manufacture of numerous products including integrated circuits, integrated fiber optics, conventional and advanced optics, magnetic recording heads, high density optical and magnetic disks, glass flat panel displays, sensors and lasers. These products benefit from the controlled electronic, optical, magnetic and surface finish properties enabled by thin film technology. The dramatic growth in the use of thin film technology has created significant demand for the thin film measurement systems provided by the Company.

     Companies that supply thin film deposition equipment to semiconductor manufacturers continue to enhance their products to enable the fabrication of more advanced semiconductors at reduced production costs per device. The next generation of equipment, which is currently being introduced, will process larger 300 mm (12 inch) wafers with geometries below 0.5 microns. In 1995, the Company was awarded a contract by SEMATECH, a consortium of large U.S. semiconductor manufacturers, to develop a 300 mm system for use by SEMATECH members in the early evaluation of 300 mm process equipment. The Company believes that it was the first to introduce a fully-automated product for thin film measurement on 300 mm wafers that also complies with sub 0.5 micron design rules. SELETE, a consortium of Japanese semiconductor manufacturers, purchased one of the first systems in 1996 to test and evaluate 300 mm process equipment and has recently ordered a second system. The Company has sold its advanced 300 mm measurement systems to several leading semiconductor equipment companies including Applied Materials, Novellus and Tokyo Electron, which are using such systems for the development and performance evaluation of advanced process equipment.

     The Company also sells fully automated systems for measuring films in magnetic recording heads. In 1995, the Company shipped its first automated film measurement system for use in flat panel display manufacturing. In 1997, the Company sold a more fully automated flat panel display film measurement system capable of measuring substrates up to 650 mm x 830 mm to Samsung in Korea.

INDUSTRY BACKGROUND

     Manufacturers of semiconductors, magnetic recording heads and flat panel displays use a variety of measurement systems to monitor and control key dimensions and other physical properties during the manufacture of such products. Some physical properties measured include film thickness, film stress, line width, overlay, resistivity, step height, surface roughness and chemical properties Film thickness and chemical property control is a critical component of these manufacturing processes because deviations from thickness and chemical property specifications of film layers could result in impaired performance of the semiconductor, magnetic recording head or flat panel display. Manufacturers rely upon accurate measurement systems to promptly detect and minimize process deviations to increase production yields. With each new generation of product, tighter tolerances increase the need for accurate film thickness and chemical composition measurement. The two significant factors affecting demand for thin film measurement systems are: (i) new construction or refurbishment of manufacturing facilities, which, in turn, depends on the current and anticipated market demand for semiconductors, disk drives and flat panel displays and products that use such components and (ii) the increasing complexity of the manufacturing process as a result of the demand for higher performance semiconductors, magnetic recording heads and flat panel displays.

     Thin film measurement systems are used at many points during the fabrication process to monitor and precisely measure film thickness and uniformity, as well as chemical properties in order to maximize the yield of acceptable semiconductors, magnetic recording heads and flat panel displays.

     Semiconductor Manufacturing Process. Semiconductors are fabricated by a complex series of process steps on a wafer substrate made of silicon or other semiconductor material. Each wafer typically goes through a series of 100 to 500 process steps in generally repetitive cycles. Three primary categories of wafer film processing steps are deposition, photolithography and etch. During deposition, layers of conductive or insulating films are deposited on each wafer. Control of the uniformity and the thickness during deposition of these films is important to the ultimate performance of the semiconductor circuit. During photolithography, the wafer is precoated with photoresist, a light sensitive film that must have an accurate thickness and uniformity. Individual integrated circuit patterns are then optically projected onto the photoresist after which it is developed, leaving open areas. During etch, certain areas of the film underlying the photeresist are removed to leave the desired circuit pattern. Most of these steps are typically repeated several times during the fabrication process, with alternating layers of conducting and insulating films being deposited each time to form a multitude of identical "dies" on each wafer. These are final tested, separated into individual die and assembled into an integrated circuit ready for use. Depending on the specific design of a given integrated circuit, a variety of film types, film thickness (which can range from less than 20 angstroms to greater than 25,000 angstroms) and a number of layers can be used to achieve desired electronic performance characteristics.

     Semiconductor circuits are becoming more complex, operating faster with smaller feature sizes, and employing larger dies that contain more transistors and that require increasing numbers of manufacturing process steps. Manufacturers are adopting new processes and technologies that increase the importance and utilization of thin film measurement systems. For example, to achieve greater semiconductor device speed, manufacturers are utilizing thinner films with different properties that require more frequent and accurate measurement during the manufacturing process. As the number of layers increases, manufacturers are also utilizing new manufacturing processes, such as chemical mechanical polishing ("CMP"). Accordingly, semiconductor manufacturers are seeking systems that can help the manufacturing process by measuring the thickness of the layer being polished to determine precisely when the appropriate film thickness has been achieved in the CMP process. Furthermore, as manufacturers migrate to new production standards such as the 300 mm wafer and higher levels of cleanliness and automation in the fabrication facility, they require film measurement systems that can accommodate these new standards. Semiconductor manufacturers demand film thickness measurement systems that meet specifications for accuracy at a low cost of ownership. Cost of ownership is estimated by cost per wafer inspected over a five-year period, which is dependent upon system price, mean time between failure, throughput, operating costs, footprint (space occupied in the fab), servicing and maintenance costs and other factors.

     Magnetic Recording Head Manufacturing Process.   The magnetic recording
head manufacturing process is similar to the semiconductor fabrication process. Magnetic recording heads are used to read and write data stored on hard disk drives. The head is a critical component in the drive structure and determines the data storage capacity. Multiple heads are manufactured on wafer-like pucks of various sizes that are round or square and typically made of an aluminum oxide-titanium carbide combination, 2 to 3 mm thick. The head structures are then built up in a series of thin film depositions and patterning steps involving mainly ultra-thin metals and dielectric films. The thickness of each film in the stack must be measured and controlled to very tight tolerances for optimum performance. Magnetic recording head manufacturers demand high throughput film measurement systems that meet specifications for accuracy at a low cost of ownership.

     Flat Panel Display Manufacturing Process.   Flat panel displays are
manufactured in clean rooms using processes that are similar to those used in semiconductor manufacturing. Flat panel displays use thin film technology and most displays are constructed on large glass substrates that range in size up to 650 mm x 830 mm. Future designs are expected to require panels as large as one meter square. These manufacturing processes are monitored in part by thin film measurement systems that measure the thickness and uniformity of various thin films specific to flat panel displays. Manufacturers of flat panel displays demand automated thin film measurement systems that handle large glass substrates and place them in position for measurement of various films during manufacturing.


PRODUCTS
--------

     Nanometrics has been a pioneer in the field of thin film measurement and has been instrumental in the development of many innovations over the past 20 years. The Company's film measurement systems use wide wavelength range, high sensitivity optics, proprietary computer software and patented technology to measure thickness, uniformity and the chemical properties of films deposited on silicon and other substrates. The primary technology used in the Company's measurement systems is non-contact spectroscopic reflectometry. In addition, some products offer simultaneous and complementary spectroscopic ellipsometry to measure the thickness, uniformity and chemical properties of films on a variety of substrates. The primary applications are in the semiconductor, magnetic recording head and flat panel displays industries. The Company's products can be divided into two groups: automated systems and table top systems. The automated systems are employed in high volume production environments. The table top systems are used mainly in low volume production environments where automated sample handling and high throughput are not required and where cost is a major consideration.

          Automated Systems for Semiconductor Equipment Manufacturers

NANOSPEC 8300X SERIES

-------------------------------------------------------------------------------------------------------
     Model #         Date of First Shipments      List Price *                     Features
-----------------------------------------------------------------------------------------------------------
      8300X                 June 1996            $222K to $794K           200 mm and 300 mm wafers.
                                                                          Wide range of film thickness
                                                                            measurement.
                                                                          Computerized maps
                                                                          Full, automation, operator-free.
                                                                          Low cost of ownership
-----------------------------------------------------------------------------------------------------------
     8300XSE             September 1996          $366K to $889K           Same as 8300X.
                                                                          Spectoscopic ellipsometer.
-----------------------------------------------------------------------------------------------------------
   8300XSE-FOUP            March 1998            $585K to $966K           Same as 8300XSE.
                                                                          FOUP mini-environment.
-----------------------------------------------------------------------------------------------------------

* List prices vary from a base model with no options to a model with every option available.

     The 8300X Series of automated thin film measurement products are capable of handling both 200 mm and 300 mm diameter wafers. These systems have been developed over the last two years, funded in part by a contract from SEMATECH. The 8300X is the basic system configuration, while the 8300XSE includes a fully integrated spectroscopic ellipsometer which expands the measurement capabilities of the basic product, especially in ultrathin and multiple film stack measurement applications. The 8300XSE-FOUP (Front Opening Unified Pod) includes a mini-environment that maintains wafers in an ultra-clean environment during measurement and transfer between tools in the fabrication facilities and reduces the cleanliness requirements of the fabrication facility, resulting in substantial construction cost savings.


     In 1995, the Company was awarded a contract by SEMATECH to develop a 300 mm system for use by SEMATECH members in the early evaluation of 300 mm process equipment. With the introduction of the 8300X in 1996, the Company believes that it was the first to introduce a fully-automated product for thin film measurement on 300 mm wafers that also complies with sub 0.5 micron design rules. SELETE purchased one of the first systems in 1996 to test and evaluate 300 mm process equipment and has recently ordered a second system. In addition, the 8300XSE received a Photonics Spectra Magazine Circle of Excellence Award as one of the most technically innovative products in 1996.

NANOSPEC 8000 SERIES

-------------------------------------------------------------------------------------------------------
     Model #        Date of First Shipment      List Price *                    Features
-------------------------------------------------------------------------------------------------------
      8000                June 1995            $273K to $679K    75 mm to 200 mm wafers
                                                                 Wide range of film thickness
                                                                   measurements
                                                                 Full automation, operator-free
                                                                 Low cost of ownership
-------------------------------------------------------------------------------------------------------
      8000X             September 1996         $301K to $715K    Same as 8000
                                                                 Measurement and stage enclosure
-------------------------------------------------------------------------------------------------------
     8000XSE            December 1996          $444K to $809K    Same as 8000X
                                                                 Spectroscopic ellipsometer
-------------------------------------------------------------------------------------------------------
  8000XSE-SMIF            April 1997           $499K to $875K    Same as 8000XSE
                                                                 SMIF mini-environment
-------------------------------------------------------------------------------------------------------

* List prices vary from a base model with no options to a model with every option available.

     The 8000 Series consist of high throughput, high performance measurement systems capable of handling wafers ranging in size from 75 mm to 200 mm. The 8000XSE incorporates a spectroscopic ellipsometer which expands the measurement capabilities of this model over the basic 8000. The 8000XSE-SMIF includes a SMIF (Standard Mechanical interface) mini-environment that offers fab construction cost savings.


     Both the 8300X Series and 8000 Series are used in the CMP process. These systems are robust and offer computerized pattern recognition that accurately and consistently measures data at a desired location, despite surface roughness and scratches produced by the CMP process. In addition, the 8300X Series and 8000 Series are well suited for the precise measurements required by sub 0.5 micron geometries.

     Automated Systems for Magnetic Recording Head Manufacturers

NANOSPEC 8000S

-------------------------------------------------------------------------------------------------------
   Model #      Date of first Shipment        List Price                      Features
-------------------------------------------------------------------------------------------------------
    8000S            December 1996          $300K to $809K          Round or square pucks
                                                                    Wide range of special film measurements
                                                                    Computerized maps
                                                                    Full automation, operator-free
                                                                    Low cost of ownership
-------------------------------------------------------------------------------------------------------

* List prices vary from a base model with no options to a model with every option available.

     The 8000S was designed to handle the round and square wafer-like pucks, typically 2 to 3 mm thick, which are used in the magnetic recording head industry. As in semiconductor manufacturing, magnetic recording head manufacturing involves a variety of deposition and patterning steps, some with requirements more stringent than those found in semiconductor manufacturing. In particular, magnetic recording head manufacturers are required to deposit more ultra-thin metal films than semiconductor manufacturers. Special proprietary measurement software programs have been developed for the 8000S to satisfy the production control requirements of the magnetic head industry.

     Automated Systems for Flat Panel Display Manufacturers

NANOSPEC 5500/6500

-------------------------------------------------------------------------------------------------------
  Model #      Date of First Shipment       List Price *                      Features
-------------------------------------------------------------------------------------------------------
  5500          February 1995           $252K to $765K          Up to 550 mm x 650 mm glass panel
                                                                  substrates
                                                                Special measurement programs
                                                                Computerized maps
                                                                Full automation, operator-free
-------------------------------------------------------------------------------------------------------
  6500          September 1997          $420K to $980K          Up to 650 mm x 830 mm glass panel
                                                                  substrates
                                                                Special measurement programs
                                                                Computerized maps
                                                                Full automation, operator-free
                                                                Precise stage matrix and substrate
                                                                  positioning
-------------------------------------------------------------------------------------------------------

* List prices vary from a base model with no options to a model with every option available.

     The 5500 and 6500 systems were engineered and are manufactured by the Company's subsidiary in Japan. The 5500 and 6500 are both fully automated and can measure most optically transparent films used in the manufacture of flat panel displays. The 5500 handles large glass substrates up to 550 mm x 650 mm. This model is also capable of precisely measuring the thickness of virtually all films used in the manufacture of flat panel displays at any site on the substrate in a 20 micron spot and generating film thickness maps, which show uniformity across the panel. The 6500 is an advanced version of the 5500, with many proprietary software and hardware improvements, and is capable of handling 650 mm x 830 mm substrates.

     Table Top Models for Semiconductor, Magnetic Recording Head, Flat Panel Display Manufacturers and Other Thin Film Applications

NANOSPEC TABLE TOP MODELS

-------------------------------------------------------------------------------------------------------
 Model #      Date of First        List Price *                          Features
                 Shipment
------------------------------------------------------------------------------------------------------
2100        December 1993         $54K to $134K     75 mm to 200 mm substrates
                                                    Variety of measurement modes
                                                    Manual stage
------------------------------------------------------------------------------------------------------
3000        November 1995          $52K to $72K     75 mm to 200 mm substrates
                                                    Variety of measurement modes
                                                    Manual stage
------------------------------------------------------------------------------------------------------
4000        November 1992          $80K to $208K    75 mm to 200 mm substrates
                                                    Wide measurement range
                                                    Manual stage
                                                    Programmable software
------------------------------------------------------------------------------------------------------
4150        June 1994             $118K to $215K    75 mm to 200 mm substrates
                                                    Wide measurement range
                                                    Computerized maps
                                                    Programmable, motorized stage
                                                    Auto-focus
                                                    Programmable software
------------------------------------------------------------------------------------------------------
5000        April 1994            $100K to $130K    75 mm to 200 mm substrates
                                                    Wide measurement range
                                                    Manual stage
                                                    Programmable software
------------------------------------------------------------------------------------------------------
5100        May 1994              $130K to $252K    75 mm to 200 mm substrates
                                                    Wide measurement range
                                                    Computerized maps
                                                    Programmable, motorized stage
                                                    Auto-focus
                                                    Programmable software
------------------------------------------------------------------------------------------------------
6100        July 1996             $142K to $213K    75 mm to 200 mm substrates
                                                    Wide measurement range
                                                    Computerized maps
                                                    Programmable, motorized stage
                                                    Auto-focus
                                                    Programmable software
                                                    Faster measurement
------------------------------------------------------------------------------------------------------

* List prices vary from a base model with no options to a model with every option available


     The table top family of products provides a broad range of thin film measurement solutions at a low entry price point to manufacturers of semiconductors, magnetic recording heads, flat panel displays and other film applications. The principal market for the Company's table top products is the semiconductor industry, including device manufacturers and equipment materials suppliers to this industry. However, Nanometrics believes that a much broader market for these systems exists, and the Company expects to sell additional systems as thin film technology is used for new applications. With unique capabilities and several available configurations, each model allows manufacturers to create custom measurement programs used in developing new technology.


CUSTOMERS

     Nanometrics sells its measurement systems worldwide to many of the major semiconductor, magnetic recording head and flat panel display manufacturers, as well as manufacturers of production equipment and materials for these industries. In 1997 and 1996, approximately 80% of the Company's total net revenues were derived from semiconductor applications, and approximately 20% of the Company's total net revenues were derived from magnetic recording head and flat panel display applications. Sales to one customer, Anam Electronics, represented 11% of the Company's total net revenues in 1997. No single customer represented 10% or more of the Company's total net revenues in 1996 and one customer, Intertrade Scientific Inc., a distributor, represented approximately 10% of total net revenues in 1995.

     The following is representative list of the Company's customers during 1996 and 1997.


Advanced Micro Devices, Inc.     International Business Machines Corp.    Samsung Group
Analog Devices, Inc.             Intel Corporation                        SGS-Thomson Microelectronics
Anam Electronics                 IPEC Planar                              Seagate Technology
Applied Magnetics Corporation    LG. Group Inc.                           Symbios Logic, Inc.
Applied Materials Inc.           Lucent Technologies                      Texas Instrument Incorporated
Dallas Semiconductor Corp.       Matsushita Electric Industrial Co. Ltd.  Tokyo Electron, Ltd.
E.I. du Pont de Nemours & Co.    Microchip Technology Inc.                Toshiba Corporation
Ericsson                         Mitsubishi Corporation                   TSMC Ltd.
Telefonaktiebolaget LM           Motorola, Inc.                           Vitesse Semiconductor Corp.
The Fairchild Corporation        National Semiconductor Corp.             Winbond Electronics Corp.
Fujitsu, Ltd.                    Nortel Communications
Hewlett-Packard Co.              Novellus Systems, Inc.
Hitachi, Ltd.                    Quantum Corp.
Hyundai Motor Company            Read-Rite

SALES AND MARKETING

     The Company believes that a direct sales and support capability is essential for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. Nanometrics provides direct sales support from its corporate office in California. In addition, the Company has direct sales presence in Arizona, Oregon, Pennsylvania and Texas in the United States, as well as South Korea, Taiwan and the United Kingdom. The Company also uses sales representatives and distributors in Asia, Europe, and the United States. Nanometrics intends to continue to develop its distribution network by expanding its existing offices and opening new offices and forming additional distribution relationships. The Company believes that growing its international distribution network will enhance its competitive position. The Company maintains a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of thin film measurement systems in general and the features and advantages of the Company's products in particular. In addition, the Company believes that its sales and application engineers are skilled in working with customers to solve complex measurement and process problems.

     International sales, which includes sales by the Company's foreign subsidiary in Japan, constituted approximately 60.3%, 52.5% and 64.1% of total net revenues for 1997, 1996 and 1995, respectively. Direct exports of the Company's film measurement systems to foreign customers and shipments to its subsidiaries require general export licenses. See Note 10 of Notes to Consolidated Financial Statements for information regarding total net revenues, operating income (loss) and identifiable assets of the Company's foreign operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results."

     In order to raise market awareness of its products, the Company advertises in trade publications, distributes promotional materials, publishes technical articles, conducts marketing programs, issues press releases regarding new products and participates in industry trade shows and conferences.


CUSTOMER SERVICE AND SUPPORT

     The Company believes that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with its customers. The Company provides support to its customers with site visits, telephonic technical support, direct training programs and operating manuals and other technical support information. The Company uses its demonstration equipment for training programs in addition to sales and marketing. Nanometrics provides warranty and post-warranty service from its corporate office in California. The Company also has service operations based in Arizona, Massachusetts, Pennsylvania and Texas. Local service and spare parts are provided in the United Kingdom by the Company's sales office in Scotland and in the rest of Europe by distributors and sales representatives. In Asia, service is provided by direct offices in Japan, Korea and Taiwan. The Company's distributors and representatives provide service in other countries in Asia.

     Nanometrics provides a one year service warranty on parts and labor for products. Revenues from post-warranty services (service revenue), including sales of replacement parts, represented approximately 10.6%, 18.9%, and 20.4% of total net revenues in 1997, 1996 and 1995, respectively.


BACKLOG

     As of December 31, 1997, the Company's backlog was approximately $6.4 million. Backlog includes orders for products that the Company expects to ship within 12 months. Orders from the Company's customers are subject to cancellation or delay by the customer with minimal penalties. Historically, order cancellations and order rescheduling have not been significant. However, there can be no assurance that orders presently in backlog will not be canceled or rescheduled. Since only a portion of the Company's revenues for any quarter represent systems in backlog, the Company does not believe that backlog is a meaningful or accurate indication of its future revenues and performance. See "Risk factors-Dependence on Limited Systems Sales; Backlog."


COMPETITION

     The market for film thickness measurement systems is subject to intense competitive pressure and characterized by rapidly evolving technology. The Company competes on a global basis with both larger and smaller companies in the United States, Japan and Europe. The Company competes primarily with thin film measurement products from KLA-Tencor Corporation, Therma-Wave Inc., Rudolph Technologies, Dai Nippon Screen and Toray Industries. Many of the Company's competitors have substantially greater financial, engineering, manufacturing and marketing resources than the Company. Significant competitive factors include technical capabilities, system performance (including automation and software capability), ease of use, reliability, established customer bases, cost of ownership, price and global customer service. The Company believes that it competes favorably with respect to these factors but must continue to develop and design new and improved products in order to maintain its competitive position.

     The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved price and performance characteristics. For example, the Company expects to face intense competition in the emerging market for 300 mm thin film measurement systems. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or otherwise make the Company's systems or technology obsolete or noncompetitive. There can be no assurance that the Company will be able to compete successfully against current or future competitors. Increased competitive pressure could lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results-Highly Competitive Industry and Impact of Industry Consolidation."

MANUFACTURING

     The Company manufactures its product in the United States and Japan by combining proprietary measurement components and software produced in its facility with components and subassemblies obtained from outside suppliers. The Company tests all systems prior to shipment. Certain of the Company's products includes system engineering and software development to meet specific customer requirements. The Company's manufacturing operations do not require a major investment in capital equipment.

     The Company is relying increasingly on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or limited group of suppliers. For example, the Company relies on Kensington Laboratories for much of the robotics incorporated in the Company's automated systems. The Company does not maintain any long-term supply agreements with Kensington Laboratories or any of its other suppliers. The Company has entered into an agreement with J.A. Woollam Company for the purchase of the spectroscopic ellipsometer component incorporated in the Company's advanced measurement systems. The Company's reliance on a sole or limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control of pricing and timely delivery of components and subassemblies and suppliers' potential inability to develop technologically advanced products to support the Company's growth and development of new systems. Because manufacturing of certain of these components and subassemblies involves extremely complex processes and requires long lead times, there can be no assurances that delays or shortages caused by suppliers will not occur in the future. The Company believes that alternative sources could be obtained and qualified, if necessary, for most sole and limited source parts. However, if the Company were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally; it may be required to redesign its systems, which could prevent the Company from shipping its systems to its customers on a timely basis. Certain of the Company's suppliers have relatively limited financial resources. Any inability to obtain adequate deliveries or any other circumstance that would restrict the Company's ability to ship its products, could damage relationships with current and prospective customers and could have a material adverse impact on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results-Sole or Limited Sources of Supply; Reliance on Subcontractors; Complexity in Manufacturing Process."


RESEARCH AND DEVELOPMENT

     The Company's current research and development efforts are directed toward enhancing existing products and developing and introducing new products to maintain technological leadership and to meet current and evolving customer needs. The Company is working to develop potential applications of new and emerging technologies, including improved methods of thin film measurement. These efforts are conducted at its facilities in California and also at its Japanese subsidiary. The Company has an extensive base of proprietary technology and expertise in areas such as spectrophotometry using its patented absolute reflectivity, robust pattern recognition, and complex measurement software algorithms. The Company also has extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. The Company's process, engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their customers' counterparts and have used these relationships to identify market demands and target the Company's research and development to meet those demands. Expenditures for research and development during 1997, 1996 and 1995 were $3.0 million, $2.8 million and $2.6 million, respectively, and represented 8.1%, 9.1% and 11.6% of total net revenues, respectively.

     The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selections, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly process, effective sales and marketing and product performance. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs and additional service warranty expense may result. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing and marketing existing products. If the Company does not successfully introduce new products, the Company's business, financial condition and results of operations will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results-Rapid Technological Change; Importance of Timely Product Introduction."


INTELLECTUAL PROPERTY

     The Company's success depends in large part on the technical innovation of its products. Nanometrics actively pursues a program of filing patent applications to seek protection of technologically sensitive features of its product. The Company holds a number of United States patents and additional patents in Japan and Europe. The United States patents, issued during the period 1981 to 1997, will expire from 1998 to 2014. While the Company attempts to protect its intellectual property rights through patents, trademarks, copyrights and non-disclosure agreements, it believes that its success will depend to a greater degree upon innovation, technological expertise and its ability to adapt its products to new technology. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of United States.

     The validity of the Company's patents has not been adjudicated by any court. Competitors may bring legal challenges to the validity of one or more of these patents, or attempt to circumvent the patents. No assurance can be given that the Company's patents will be sufficiently broad to protect the Company's technology, nor that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products, or if patents are issued to the Company, design around such patents. The Company does not believe there is any infringement by its products of any patents or proprietary rights of others. However, there can be no assurance that such infringements do not exist or will not occur in the future. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. The Company investigates all such notices and responds as appropriate.

     In 1997 the Company received a claim from another company that alleged that the Company's sale of a measurement system with an ellipsometer violated such party's patent and requested the Company discontinue marketing such products. The Company reviewed the patent and advised such party that the Company believes that there is prior art that would invalidate such patent. The Company has not been contacted again by such party. In addition, some customers of the Company have received notices of infringement from Technivision Corporation/the estate of Jerome Lemelson alleging equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers had engaged in litigation with the late Mr. Lemelson involving a number of his patents, and some of these cases have settled. Although the ultimate outcome of these matters is not presently determinable, there can be no assurance that the resolution of all such pending matters will not have a material adverse effect on the Company's business, financial condition and result of operations. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms, but no assurance can be given that licenses would be available or would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results-Uncertainty of Intellectual Property Rights."


EMPLOYEES

     At December 31, 1997, the Company employed 153 persons worldwide on a full-time basis, including 28 in research and development, 30 in manufacturing and manufacturing support, 78 in marketing, sales and field service and 17 in general administration and finance. None of these employees is represented by a union and the Company has never experienced a stoppage as a result of union actions. Many of the Company's employees have specialized skills of value to the Company. Nanometrics' future success will depend in large part upon its ability to attract and retain highly skilled, scientific, technical, managerial, financial and marketing personnel, who are in great demand in the industry. Nanometrics considers its employee relations to be good.

Executive Officers of the Registrant
------------------------------------

     The executive officers of the Company are as follows:

Name                             Age               Position with the Company
----                             ---               -------------------------

Vincent J. Coates                 73   Chairman of the Board, Chief Executive Officer, Secretary

John Heaton                       38   Director, President and Chief Operating Officer

Paul B. Nolan                     43   Vice President and Chief Financial Officer

William N. Fate                   35   Vice President and Director of International Sales

Roger Ingalls Jr.                 35   Vice President and Director of North American Sales

William A. McGahan                31   Vice President and Director of Applications Engineering

     Mr. Vincent Coates has been Chairman of the Board since the Company was founded. He has also served as Chief Executive Officer and President from the founding through July 1988 except for the period January 1986 through February 1987 when he served exclusively as Chief Executive Officer. He is currently the Chief Executive Officer of the Company and was elected Secretary in February 1989.

     Mr. Heaton joined the Company in September 1990 and in April 1994 he was elected Vice President of Engineering and General Manager. In July 1995 he was appointed to the Board of Directors. In May 1996 he was elected President and Chief Operating Officer. Mr. Heaton served as Equipment Engineer at National Semiconductor from 1978 to 1990 prior to joining the Company.

     Mr. Nolan joined the Company in March 1989 and in March 1994 he was elected Vice President and Chief Financial Officer. Mr. Nolan served as Senior Financial Analyst at Harris Corporation prior to joining the Company.

     Mr. Fate has been employed by Nanometrics since July 1993 and was elected Vice President and Director of International Sales in October 1997. From July 1993 through July 1996, he served in various engineering and sales management positions at the Company. Since July 1996 he has held the title of Director of International Sales. Mr. Fate worked as an engineer at National Semiconductor between 1983 and 1992.

     Mr. Ingalls has been employed by Nanometrics since March 1995 and was elected Vice President and Director of North American Sales in October 1997. During his employment at Nanometrics, Mr. Ingalls has served as U.S. Sales and Product Manager, and most recently Director of North American Sales. Prior to joining Nanometrics he served as a sales engineer for Nikon Inc. from March 1993 to March 1995.

     Mr. McGahan, Ph.D. was elected Vice President and Director of Applications Engineering in October 1997. He served as Applications Engineering Manager from October 1996 to October 1997. Prior to that, Dr. McGahan served as Advanced Metrology Development Manager from October 1995 to October 1996. From September 1987 to October 1995, Dr. McGahan served as an engineer for the J.A. Woollam Co., Inc., a manufacturer of spectroscopic ellipsometers. Dr. McGahan has published 46 papers relating to ellipsometry magneto-optics and thermal characterization of materials.

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



ITEM 2.  PROPERTIES
         ----------

     The Company's principal manufacturing and administrative facility is located in Sunnyvale, California in a leased building with approximately 35,000 square feet. The lease on this building began in May 1992 and was scheduled to expire in April 1997, subject to a five-year renewal option. The Company exercised this option in April 1997 and extended the lease through April 2002. The Company also leases warehouse facilities in Sunnyvale. California and sales and service offices in Texas and Scotland. Rent expense for the Company's facilities was approximately $583,000 in 1997.

     The Company, through its Japanese subsidiary, owns a 15,000 square foot facility in Narita, Japan. This facility is utilized by the Company's Japanese subsidiary for sales, service, engineering and manufacturing. The Company's Japanese subsidiary also leases three sales offices.



ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     In 1997, the Company received a claim from another company that alleged the Company's sale of a measurement system with an ellipsometer violated such party's patent and requested the Company discontinue marketing such products. The Company reviewed the patent and advised such party that the Company believes that there is prior art that would invalidate such patent. The Company has not been contacted again by such party. In addition, some customers of the Company received notices of infringement from Technivision Corporation/the estate of Jerome Lemelson alleging that equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers have engaged in litigation with the late Mr. Lemelson involving a number of his patents and some of these cases have been settled. Although the ultimate outcome of these matters is not presently determinable, there can be no assurance that the resolution of all such pending matters will not have a material adverse effect on the Company's business, financial condition or results of operations. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms, but no assurance can be given that licenses would be available or would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets of know-how owned by the Company, to defend the Company against claimed infringement of the right of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, adverse determination in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have adverse material effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "NANO". The following table sets forth, for the periods indicated, the range of high and low sale prices as reported on the Nasdaq National Market. January 2 and December 27 were the last trading days of the 1997 and 1996 fiscal years.

                                1997            1996
                           --------------  --------------
Year ended December 31,     High    Low     High    Low
-----------------------    ------  ------  ------  ------

First Quarter              $ 7.75   $4.63   $8.63   $5.25
Second Quarter               7.38    4.63    7.19    4.88
Third Quarter               14.25    6.75    6.00    4.00
Fourth Quarter              13.38    7.69    6.13    4.19

     As of March 10, 1998, there were approximately 136 shareholders of record and approximately 2,000 beneficial shareholders. The last sale price reported on the Nasdaq National Market on March 10, 1998 was $9.9375 per share.

     The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet information as of December 31, 1997 and 1996 and the statement operations data set forth below for 1997, 1996, and 1995 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet information as of December 31, 1995, 1994 and 1993 and the statement of operations data for 1994 and 1993 are derived from audited consolidated financial statements of the Company not included herein.

                                                                YEARS ENDED DECEMBER  31,
                                           -------------------------------------------------------------------
                                                          (In thousands, except per share data)
Statement of Operations Data                  1997        1996          1995           1994           1993
----------------------------               ----------  -----------  -------------  ------------  --------------
Net revenues:
   Product sales............................ $32,767      $24,603        $18,117       $ 9,655         $13,126
   Service..................................   3,890        5,733          4,642         3,924           3,444
                                             -------      -------        -------       -------         -------
      Total net revenues....................  36,657       30,336         22,759        13,579          16,570
                                             -------      -------        -------       -------         -------
Cost and expenses:
   Cost of product sales....................  12,092       10,109          8,189         5,128           6,365
   Cost of service..........................   3,632        4,088          3,406         2,862           2,437
   Research and development.................   2,986        2,754          2,631         2,405           2,177
   Selling..................................   6,050        4,696          3,712         2,946           3,465
   General and administrative...............   2,765        2,476          2,180         2,469           1,910
                                             -------      -------        -------       -------         -------
      Total costs and expenses..............  27,525       24,123         20,118        15,810          16,354
                                             -------      -------        -------       -------         -------
Income (loss) from operations...............   9,132        6,213          2,641        (2,231)            216
                                             -------      -------        -------       -------         -------
Other income (expense):
   Interest  income.........................     535          390            302            93             129
   Interest expense.........................    (110)         (92)          (152)          (49)            (76)
   Other, net...............................    (175)         146            674           141             315
                                             -------      -------        -------       -------         -------
      Total other income, net...............     250          444            824           185             368
                                             -------      -------        -------       -------         -------
Income (loss) before income taxes...........   9,382        6,657          3,465        (2,046)            584
Provision (benefit) for income taxes(1).....   3,625        2,664           (812)           28             229
                                             -------      -------        -------       -------         -------
Net income (loss)........................... $ 5,757      $ 3,993        $ 4,277       $(2,074)        $   355
                                             =======      =======        =======       =======         =======
Net income per share:
   Basic....................................   $0.69        $0.50          $0.56        $(0.28)          $0.05
                                             =======      =======        =======       =======         =======
   Diluted..................................   $0.65        $0.47          $0.52        $(0.28)          $0.05
                                             =======      =======        =======       =======         =======
Shares used in per share computation:
   Basic....................................   8,325        8,047          7,604         7,304           7,016
                                             =======      =======        =======       =======         =======
   Diluted..................................   8,820        8,524          8,280         7,304           7,610
                                             =======      =======        =======       =======         =======


                                                  As of December 31
                                     --------------------------------------------
                                                    (In thousands)
BALANCE SHEET DATA                     1997     1996     1995     1994     1993
------------------                   -------- -------- -------- -------- --------
Cash and equivalents and
 short-term investments.............. $13,251  $ 8,382  $ 8,083  $ 2,628  $ 5,141
Working capital......................  28,636   22,613   18,338   10,205   11,809
Total assets.........................  36,243   29,964   25,167   15,786   18,414
Debt Obligations, Net of
 current portion.....................   2,568    3,296    3,528      421      578
Shareholders' equity.................  28,528   22,060   17,574   12,995   14,427

(1) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and recognized the cumulative effect of the adoption which increased the 1993 provision for income taxes by $200,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


OVERVIEW

     Nanometrics is a leading manufacturer of thin film measurement systems for the electronics industry. The Company's primary customers are manufacturers of semiconductors, magnetic recording heads and flat panel displays. Nanometrics' film measurement systems use wide wavelength range, high sensitivity optics, proprietary computer software and patented technology to measure thickness, uniformity and chemical properties of film deposited on silicon and other substrates. The primary applications of these systems is to precisely monitor production processes employed in the fabrication of integrated circuits, magnetic recording heads used in disk drives and flat panel displays commonly used in laptop computers. The Company has made several strategic changes in the business over the past several years which have contributed to revenue growth from $22.8 million in 1995 to $36.7 million in 1997 and positioned the Company to further participate in these markets. Such changes include: (i) a shift to direct sales from third-party representatives in Asia, the United Kingdom and the United States, (ii) an increased emphasis on product development, manufacturing and direct sales in Japan, (iii) a decision to outsource certain system components such as robotics, enabling the Company to leverage its technical resources, and (iv) the development of new products for the semiconductor, magnetic recording head and flat panel display markets. In addition, the Company has developed products that can be used for 300 mm wafers and chemical mechanical polishing.

     The Company's business is dependent upon the capital expenditures of manufacturers of: (i) semiconductors, (ii) magnetic recording heads for the read/write function on disk drives, and (iii) flat panel displays. The demand by such manufacturers is, in turn, dependent on the current and future market demand for (i) semiconductors and products utilizing semiconductors, (ii) disk drives and computers that utilize disk drives, and (iii) flat panel displays for use in laptop computers, pagers, cell phones, and a variety of other applications where portability and low power consumption are important. The increasing complexity of the manufacturing processes for semiconductors, magnetic recording heads, and flat panel displays is also an important factor in the demand for the Company's thin film measurement products. The Company believes that its diversification through multiple industry applications of its technology increases the total available market for its products and reduces, to an extent, its exposure to the cyclicality of any individual industry segment. For example, in fiscal 1996, a decline in sales to manufacturers of semiconductors was offset by increased sales to manufacturers of magnetic recording heads and flat panel displays.

     The Company derives its revenues from product sales and service, which includes sales of accessories and service of the installed base of products. In 1997, the Company derived 89.4% of its total net revenues from product sales and 10.6% of its total net revenues from services. Revenues from product sales and replacement and spare parts are recognized at the time of shipment. Revenues from service work are recognized when performed. See Note 1 of Notes to Consolidated Financial Statements.

     The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems. As a result, a small change in the number of systems actually shipped may cause significant changes in revenues in any particular quarter. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's revenue objective for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer without penalties.
Consequently, the Company depends on shipping products in the same quarter that the purchase order is received. The failure of the Company to receive anticipated orders or delays in shipments may cause quarterly net revenues to fall significantly short of the Company's objectives, which would adversely affect the Company's operating results.

     The Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will grow in future periods or that it will sustain its level of net revenues or its rate of revenue growth on a quarterly or annual basis. The Company may, in some future quarter, have operating results that will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would be materially adversely affected. See "Factors That May Affect Future Operating Results-Significant Fluctuations in Operating Results."

RESULTS OF OPERATIONS

     Total Net Revenues. Total net revenues increased 20.8% from $30.3 million in 1996 to $36.7 million in 1997. Product sales increased by 33.2% from $24.6 million in 1996 to $32.8 million in 1997. The increase in product sales resulted from stronger worldwide demand for and increased shipments of the Company's products, especially its automated products. Service revenue decreased 32.1% from $5.7 million in 1996 to $3.9 million in 1997. The decrease in service revenue is primarily attributable to lower sales of parts, services and accessories in Asia and the U.S. in 1997 due in part to increased functionality and reliability of the Company's new products. Total net revenues increased 33.3% from $22.8 million in 1995 to $30.3 million in 1996. The increase in total net revenues resulted primarily from increased worldwide sales of the Company's automated NanoSpec 8000 product family for the semiconductor and magnetic recording head markets and of the automated Model 5500 flat panel display measurement system particularly in Asia. International revenues, which includes sales by the Company's foreign subsidiary in Japan, constituted approximately 60.3%, 52.5% and 64.1% of total net revenues for 1997, 1996 and 1995, respectively. The Company's 1997 domestic revenues of $14.5 million remained consistent with $14.4 million in 1996, while 1997 international revenues increased 39.0% from $15.9 million in 1996 to $22.1 million in 1997.
In 1996, the Company experienced a 76.7% increase in domestic revenues from $8.2 million in 1995 to $14.4 million in 1996, while international revenues increased 9.0% from $14.6 million in 1995 to $15.9 million in 1996. The increases in international revenue were partially offset by the impact of the strengthening of the U.S. dollar against the Japanese yen on sales in Japan.

     Gross Profit. The product gross profit margin increased from 58.9% in 1996 to 63.1% in 1997. The increase was caused primarily by higher sales volumes in 1997 resulting in lower per unit manufacturing costs. The service gross profit margin decreased from 28.7% in 1996 to 6.6% in 1997. The decrease was primarily attributable to the decline in the sales of accessories and upgrades while fixed service costs increased to support the Company's growing installed base of systems at customer locations in 1997. Product gross profit increased from 54.8% in 1995 to 58.9% in 1996 primarily because of higher prices resulting from stronger demand for the Company's products and a continued decline in fixed operating costs as a percentage of revenues due to higher sales volume. Service gross profit increased to 28.7% in 1996 from 26.6% in 1995 primarily as a result of relatively higher margins on the increased sales of accessories in 1996.

     Research and Development. Research and development expenses increased 8.4% from $2.8 million in 1996 to $3.0 million in 1997 to support the continued development of new products and product enhancements. Research and development expenses increased by 4.7% from $2.6 million in 1995 to $2.8 million in 1996. The Company is committed to the development of new and enhanced products and believes that new product introductions are required for the Company to maintain its competitive position. During 1997, research and development expenses represented 8.1% of total net revenues, compared to 9.1% and 11.6% in 1996 and 1995, respectively.

     Selling. Selling expenses increased 28.8% from $4.7 million in 1996 to $6.1 million in 1997 primarily because of higher commission expenses resulting from higher sales levels, the addition of sales and marketing staff and the opening of an office in Scotland in 1997. Selling expenses increased by 26.5% from $3.7 million in 1995 to $4.7 million in 1996 as a result of both higher sales commission expenses from increased sales levels and the addition of sales personnel in the U.S. and Asia. During 1997 selling expenses represented 16.5% of total net revenues, compared to 15.5% and 16.3% in 1996 and 1995, respectively.

     General and Administrative. General and administrative expenses increased 11.7% from $2.5 million in 1996 to $2.8 million in 1997 as a result of higher spending associated with the increase in total net revenues. General and administrative expenses increased by 13.6% from $2.2 million in 1995 to $2.5 million in 1996 due primarily to the addition of a managing director and related expenses in Japan. During 1997 general and administrative expenses represented 7.5% of total net revenues, compared to 8.2% and 9.6% in 1996 and 1995, respectively.

     Total Other Income, Net. Total other income, net decreased 43.7% from $444,000 in 1996 to $250,000 in 1997 primarily due to higher royalty income and exchange rate gains in the prior year. Total other income, net decreased by 46.1% from $824,000 in 1995 to $444,000 in 1996 as a result of more favorable exchange rate results in 1995.

     Income Taxes. The Company's effective income tax rate decreased from 40.0% in 1996 to 38.6% in 1997 primarily due to an increased benefit from the Company's foreign sales corporation. The effective income tax rates in 1997 and 1996 exceed the U.S. statutory rate due primarily to state income taxes partially offset by realization of foreign sales corporation benefit. The effective income tax rate in 1995 differed from the U.S. statutory rate because the results for 1995 included a $2.3 million favorable income tax adjustment to reverse the valuation allowance for certain deferred tax assets in accordance with SFAS 109.

     Income. The Company's income from operations was $9.1 million and net income was $5.8 million or $0.65 per diluted share in 1997 compared to income from operations of $6.2 million and net income of $4.0 million or $0.47 per diluted share in 1996 and an income from operations of $2.6 million and net income of $4.3 million or $0.52 per diluted share in 1995. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share", which requires a dual presentation of basic net income per share ("EPS") and diluted EPS. Basic EPS is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution from outstanding dilutive stock options and shares issuable under the employee stock purchase plan and is unchanged from previously reported EPS. EPS for prior periods have been restated to conform to SFAS 128. The impact of inflation on the Company's results of operations has not been significant.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $28.6 million compared to $22.6 million at December 31, 1996. The current ratio at December 31, 1997 was 6.6 to 1. The Company believes working capital including cash and equivalents and short-term investments of $13.3 million will be sufficient to meet its needs at least through the next twelve months. Operating activities during 1997 provided net cash of $4.2 million primarily from net income partially offset by working capital requirements. Financing activities provided cash of $590,000 from the sale of shares under the employee stock purchase and option plans. Investing activities used cash of $3.1 million, primarily from the purchase of short-term investments in the U.S.

     During 1996, operating activities provided cash of $356,000 primarily from net income partially offset by working capital requirements. Financing activities provided cash of $358,000 primarily from the sale of shares under the employee stock purchase and option plans. Investing activities used cash of $2.6 million, primarily from the purchase of short-term investments in the U.S. During 1995, operating activities provided cash of $2.3 million primarily from net income partially offset by working capital requirements. Financing activities provided cash of $4.2 million primarily from: (i) a loan to the Company's Japanese subsidiary of $4.7 million from a bank in Japan using the Company's building and land in Japan as collateral and (ii) cash of $351,000 from the sales of shares under the Company's employee stock purchase and option plans; partially offset by $822,000 of repayments of long-term debt. Investing activities used cash of $4.1 million in 1995, primarily from the investment of proceeds of the bank loan in short-term investments in the U.S.

     The Company has evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to the Company's business. These activities may result in product and business investments. For example, as discussed in Note 12 of Notes to Consolidated Financial Statements, in January 1998, the Company acquired from Optical Specialties, Inc. a license to manufacture and sell, worldwide, a system used to measure the critical dimensions and overlay registration errors observed in submicron lithography. The Company may pay up to $2.85 million in royalties over 5 years if total product sales are $75 million or greater. On March 30, 1998, the Company entered into an agreement with Optical Specialties, Inc. to purchase the metrology system product line and certain related assets. Under the agreement, the Company is required to pay approximately $3.0 million in cash for all assets and technology and assumes warranty and service obligations of the existing installed base. The Company expects to fund these payments from its cash equivalents, short-term investments and cash flows from operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources; and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for the Company in fiscal 1998.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E if the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "estimate," "anticipate," "predict," `believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things: (i) trends affecting the Company's financial condition or results of operation; (ii) the Company's financing plans; and (iii) the Company's business and growth strategies. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this report including without limitation, the information set forth below under "Factors That May Affect Future Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," identify important factors that could cause such differences. The Company undertakes no obligation to publicly update or revise forward looking statements made in this report to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     The following risk factors should be considered by shareholders of and by potential investors in the Company in evaluating the Company, its business, financial condition and business prospects.

     SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated significantly in the past and may fluctuate significantly in the future. The Company anticipates that the factors that may affect its future operating results include the following: customer demand for the Company's products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by the Company, patterns of capital spending by customers, technological changes in the markets served by the Company and its customers, market acceptance of products of both the Company and its customers, the timing, cancellation or delay of customer orders and shipments, competition, including competitive pressures on product prices and changes in pricing by the Company's customers or suppliers, fluctuations in foreign currency exchange rates, particularly the Japanese yen, the proportion of direct sales versus sales through distributors and representatives, market acceptance of new and enhanced versions of the Company's products, the timing of new product announcements and releases of products by the Company or its competitors, including the Company's ability to design, introduce and manufacture new products on a timely and cost effective basis, the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies. Gross margins may vary materially from quarter to quarter or year to year, based on a number of factors, including the mix and average selling prices of products sold and the absorption of fixed operating costs.

     In addition, the Company's operating results for the quarter ended March 31, 1998, will be affected by a one-time charge relating to the acquisition of in-process research and development from Optical Specialties, Inc. See "Liquidity and Capital Resources".

     The impact of the factors listed above and other factors on the Company's revenues, financial condition and operating results in any future period cannot be forecasted with any degree of certainty. Based upon these factors, the Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will grow in future periods or that it will sustain its level of revenues or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarter, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

     DEPENDENCE ON LIMITED NUMBER OF SYSTEMS SALES; BACKLOG. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems. As a result, a small change in the number of systems actually shipped may cause significant changes in revenues in any particular quarter. All customer purchase orders are subject to cancellation or delay by the customers with minimal penalties. Moreover, the Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's revenue objective for that quarter. Consequently, the Company depends to an extent on shipping products in the same quarter that the purchase order is received. The failure of the Company to receive anticipated orders or delays in shipments may cause quarterly net revenues to fall significantly short of the Company's objectives, which would adversely affect the Company's business, financial condition and results of operations.

     CYCLICALITY OF CUSTOMER INDUSTRIES. Sales to customers in the semiconductor industry represented approximately 80% of the Company's total net revenues in 1997, and sales to customers in the magnetic recording head and flat panel display industries represented approximately 20% of total net revenues in 1997. The Company's business will depend in large part upon the capital equipment expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In addition, the Company's business depends upon the construction of new semiconductor fabrication facilities and improvements to existing fabrication facilities to reduce unit costs or to respond to technological innovation. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns, most recently during the second half of 1996. Such downturns are characterized by diminished product demand, erosion of average selling prices and production over-capacity. During downturns, manufacturers typically defer or cancel orders for equipment to conserve cash and reduce expenses. There can be no assurance that the Company's business, financial condition and results of operations will not be adversely affected by future downturns in the semiconductor industry. During the downturn in 1996, the Company offset declines in orders of its products from the semiconductor industry with increased sales to manufacturers of magnetic recording heads and flat panel displays; however, the Company may not be able to do so in future industry downturns. In addition, the magnetic recording head and flat panel display industries are subject to similar cyclical conditions that could materially affect the market for the Company's products and the Company's business, financial condition and results of operations. The Company may also experience substantial period-to-period fluctuations in future operating results due to such industry conditions or events occurring in the general economy. Even during periods of reduced revenues, in order to remain competitive the Company will be required to continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability, which could have a material adverse impact on the Company's business financial condition and results of operations during industry downturns or other periods of reduced revenues.

     LENGTHY SALES CYCLE; DIFFICULTIES IN DISPLACING ENTRENCHED COMPETITORS. Sales of the Company's systems depend, in significant part, upon the decision of prospective customers to increase their existing production capacity by building and equipping new fabrication facilities or expanding existing facilities, either of which typically involves a significant capital commitment. In view of the significant investment involved in a system purchase, the Company may experience delays in obtaining purchase orders while the customer plans for such expansion, evaluates various thin film measurement systems of the Company and its competitors and receive purchase approvals. Due to these and other factors, the Company's systems typically have lengthy sales cycles during which the Company may expend substantial funds and management effort. In addition, lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results over which the Company has little or no control. Customers often evaluate several suppliers' systems before deciding on the type of thin film measurement system to use. The Company believes that the customer generally relies upon that system for the specific production line application and frequently will attempt to consolidate its other thin film measurement system requirements with the same supplier. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer already uses a competitor's thin film measurement system.

     HIGHLY COMPETITIVE INDUSTRY. The market for thin film measurement systems is subject to intense competitive pressure and characterized by rapidly evolving technology. The Company competes on a global basis with both larger and smaller companies in the United States, Japan and Europe. The Company competes primarily with thin film measurement products from KLA-Tencor Corporation, Therma-Wave Inc., Rudolph Technologies, Dai Nippon Screen and Toray Industries. Many of the Company's competitors have substantially greater financial, engineering, manufacturing and marketing resources than the Company.

     The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved price and performance characteristics. For example, the Company expects to face intense competition in the emerging market for 300 mm thin film measurement systems. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or otherwise make the Company's systems or technology obsolete or noncompetitive. There can be no assurance that Company will be able to compete successfully against current or future competitors. Increased competitive pressure could lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; RECENT ECONOMIC TRENDS IN ASIA. International revenues accounted for approximately 60.3% of the Company's total net revenues for 1997. The Company anticipates that international revenues will continue to account for a substantial portion of its total net revenues in the foreseeable future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, import or export requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting payments due from sales agents or customers, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Furthermore, downturns in foreign capital markets could affect the Company's international customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact of this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the world's buying power and approximately 51.7% of the Company's 1997 sales are to this region, changes in this area's economic growth rate may impact suppliers of product in that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will decrease which could have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the future performance of the Company will be dependent, in part, upon its ability to continue to compete successfully in Asia, one of the largest markets for the Company's products. The Company's ability to compete in this area in the future is dependent upon the continuation of favorable trading relationships between the region (especially Japan, Korea and Taiwan) and the United States and the continuing ability of the Company to maintain satisfactory relationships with customers and potential customers in the region. In addition, the Japanese market, which is important to the Company's sales, has historically been difficult for non-Japanese companies to penetrate. Although the Company has had direct presence in Japan since 1985, there can be no assurance that the Company will be able to maintain or improve its competitive position in Japan.

     Approximately 27.5% of the Company's total net revenues for 1997, were generated by the Company's Japanese subsidiary and are denominated in Japanese yen. A significant fluctuation in the exchange rate between the yen and the U.S. dollar could result in a significant gain or loss being recorded in the Company's consolidated statement of income. A decline in the exchange rate of the yen against the U.S. dollar would result in a decrease in consolidated total net revenues and consolidated net income, whereas an increase in the exchange rate of the yen against the U. S. dollar would result in an increase in consolidated total net revenues and consolidated net income. Generally, a change in the exchange rate would have a similar impact on the consolidated net income associated with accounts due between the U.S. parent and the Japanese subsidiary. The Company's international revenues in countries except Japan are denominated in U.S. dollars and sales to customers may be affected by fluctuations in exchange rates which could increase the sales price in local currencies of the Company's products. Since the Company does not currently engage in currency exchange rate hedging transactions, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on the Company's business, financial condition and results of operations.

     RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION. The film measurement industry is subject to rapid technological change and new product introductions and enhancements. The Company believes that a key factor in its growth in the past three years has been the success of new product introductions, including the Model 8000 and Model 5500 introduced in 1995. A key factor in the Company's ability to achieve continued growth will be the market success of recent new product introductions, including products for 300 mm wafers, chemical mechanical polishing and large flat panel displays. The Company's ability to remain competitive will depend in part upon its ability to respond to technological change and develop new and enhanced systems and tointroduce these systems at competitive prices and in a timely and cost-effective manner. New product introductions may contribute to fluctuations in quarterly operating results, since customers may defer ordering product from the Company's existing product line in anticipation of the introduction of the new product or product enhancement. In addition, new product introductions or enhancements of existing products by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products or render the Company's current product offerings obsolete. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selections, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs and additional service and warranty expenses may result. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products. If the Company does not successfully introduce new products, the Company's business financial condition and results of operations will be materially adversely affected.

     UNCERTAINTY OF INTELLECTUAL PROPERTY RIGHTS. The Company's future success and competitive position depends in large part on the Company's ability to obtain and maintain certain proprietary technology used in its systems. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its proprietary rights. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the extent as do the laws of the United States.

     The validity of the Company's patents has not been adjudicated by any court. Competitors may bring legal challenges to the validity of one or more of these patents, or attempt to circumvent the patents. There can be no assurance that Company's patents will be sufficiently broad to protect the Company's technology, or that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products, or if patents are issued to the Company, design around such patents. The Company does not believe that its products infringe any patents or proprietary rights of others. However, there can be no assurance that such infringements do not exist or will not occur in the future. As is typical in the high technology industry, the Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. The Company investigates all such notices and responds as appropriate

     In 1997, the Company received a claim from another company that alleged the Company's sale of a measurement system with an ellipsometer violated such party's patent and requested the Company discontinue marketing such products. The Company reviewed the patent and advised such party that the Company believes that there is prior art that would invalidate such patent. The Company has not been contacted again by such party. In addition, some customers of the Company received notices of infringement from Technivision Corporation/the estate of Jerome Lemelson alleging that equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers have engaged in litigation with the late Mr. Lemelson involving a number of his patents and some of these cases have been settled. Although the ultimate outcome of these matters is not presently determinable, there can be no assurance that the resolution of all such pending matters will not have a material adverse effect on the Company's business, financial condition or results of operations. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms, but no assurance can be given that licenses would be available or would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets of know-how owned by the Company, to defend the Company against claimed infringement of the right of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, adverse determination in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have adverse material effect on the Company's business, financial condition and results of operations.

     SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN MANUFACTURING PROCESSES. The Company is relying increasingly on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or limited group of suppliers. For example, the Company relies on Kensington Laboratories for the robotics incorporated in the Company's automated systems. The Company does not maintain any long-term supply agreements with Kensington Laboratories or any of its suppliers. The Company has entered into an agreement with J.A. Woollam Company for the spectroscopic ellipsometer component incorporated in the Company's advanced measurement systems. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control of pricing and timely delivery of components and subassemblies and suppliers' potential inability to develop technologically advanced products to support the Company's growth and development of new systems. Because the manufacturing of certain of these components and subassemblies involves extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. The Company believes that alternative sources could be obtained and qualified, if necessary, for most sole and limited source parts. However, if the Company were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, it may be required to redesign its systems, which could prevent the Company from shipping its systems to its customers on a timely basis. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would restrict the Company's ability to ship its products, could damage relationships with current and prospective customers and could have a material adverse impact on the Company's business, financial condition and results of operations.

     MANAGEMENT OF GROWTH. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis, together with maintaining effective cost controls. To support any future growth, the Company will need to hire more engineering, manufacturing, sales, marketing, support and administrative personnel, and expand customer service capabilities. Competition worldwide for the necessary personnel in the Company's industry is intense. There can be no assurance that the Company will be able to attract and retain the necessary personnel or that it will be able to satisfy customer demand in a timely fashion and satisfactorily support its customers and operations. In addition, international growth will require the Company to expand its direct operations worldwide and enhance its communications infrastructure. Expansion of operations to various geographic areas with different business cultures could further strain the Company's management systems. The inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     INFORMATION SYSTEMS AND THE YEAR 2000. The Company's information system uses a two digit date code and, as a result, will not recognize the difference between the years 2000 and 1900.

The Company has been informed by the vendor of the software that an upgrade is available which will appropriately recognize Year 2000 date information. The Company plans to license this upgrade and implement it by 1999. Management believes that the cost for the license and the related internal and external costs to implement the upgrade will not have a material adverse affect on the Company's results of operations or cash flows.

     Many of the Company's products incorporate systems which utilize personal computers and related software to control certain functionality. The Company believes that its current products, which all use current versions of personal computer operating systems and software are compliant with the Year 2000. The Company is currently assessing the extent to which its older products may incorporate software which is not Year 2000 compliant and, based on the results of that assessment, will determine what action, if any, is necessary. Management believes that the cost of any such actions will not have a material adverse affect on the Company's results of operations or cash flows.

     DEPENDENCE UPON KEY EMPLOYEES. Because of the specialized nature of the Company's business, the Company's future performance depends upon the continued service of members of the Company's senior management and other key research and development and sales and marketing personnel. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment contracts with any of its employees in the United States. The Company believes that its future success will depend upon it continuing ability to identify, attract, train and retain highly skilled managerial, technical, sales and marketing personnel in key areas worldwide. Hiring for such personnel is highly competitive. There can be no assurance that the Company will be able to continue to attract, assimilate and retain the qualified personnel necessary for the development of its business. The failure to recruit additional key personnel in a timely manner, or the failure to retain new or current personnel, would have a material adverse effect on the Company's business, financial condition and results of operations.

     IMPACT OF INDUSTRY CONSOLIDATION. The Company believes that the thin film measurement system market is undergoing a period of consolidation which could impact the Company's future success. A number of suppliers have been acquired by larger equipment manufacturers. For example, KLA Corporation recently acquired a competitor of the Company, Tencor Corporation, to form KLA-Tencor Corporation. The Company believes that similar acquisitions and business combinations involving competitors and potential competitors of the Company may occur in the future. Such acquisitions could adversely impact the Company's competitive position by enabling the Company's competitors and potential competitors to expand their product offerings and provide direct customer support worldwide, which could afford them an advantage in meeting customers' needs, particularly with those customers that seek to consolidate their capital equipment requirements with the same vendor. The greater resources, including financial, marketing and support resources, of competitors engaged in these acquisitions could permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. Accordingly, such business combinations and acquisitions by competitors and potential competitors could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has in the past considered consolidation with other companies and could consider such consolidations in the future in order to enhance the Company's competitive position or respond to competitive pressures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements filed herewith are listed  in the index in Item
14.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Nanometrics Incorporated:

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nanometrics Incorporated and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


San Jose, California
February 13, 1998
(March 30, 1998 as to the last paragraph of Note 12)

NANOMETRICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                             1997           1996

CURRENT  ASSETS:
  Cash and equivalents.........................................................................  $3,656          $1,725
  Short-term investments.......................................................................   9,595           6,657
  Accounts receivable, net of allowances of $413 and $419
    in 1997 and 1996, respectively.............................................................  10,225          11,100
  Inventories..................................................................................   7,138           5,078
  Prepaid expenses and other...................................................................   1,075             882
  Deferred income taxes........................................................................   2,094           1,648
                                                                                                -------         -------
          Total current assets.................................................................  33,783          27,090

PROPERTY,  PLANT  AND  EQUIPMENT,  Net.........................................................   2,187           2,600

OTHER  ASSETS..................................................................................     273             274
                                                                                                -------         -------
TOTAL.......................................................................................... $36,243         $29,964
                                                                                                =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts payable............................................................................. $ 1,889         $ 1,563
  Accrued payroll and related expenses.........................................................     596             533
  Other current liabilities....................................................................   1,493             763
  Income taxes payable.........................................................................     565           1,271
  Current portion of debt obligations..........................................................     604             347
                                                                                                -------         -------
           Total current liabilities...........................................................   5,147           4,477

DEBT  OBLIGATIONS,  Net of current portion.....................................................   2,568           3,296

DEFERRED  INCOME  TAXES........................................................................       -             131
                                                                                                -------         -------
           Total liabilities...................................................................   7,715           7,904
                                                                                                -------         -------
COMMITMENTS AND CONTINGENCIES (Note  7)

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 25,000,000 shares authorized;
    8,521,484 and 8,258,061 outstanding  in 1997 and 1996, respectively........................  13,151          11,833
  Retained earnings............................................................................  16,144          10,387
  Accumulated translation adjustment...........................................................    (767)           (160)
                                                                                                -------         -------
           Total shareholders' equity..........................................................  28,528          22,060
                                                                                                -------         -------
TOTAL.......................................................................................... $36,243         $29,964
                                                                                                =======         =======

See notes to consolidated financial statements.

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------------

                                                                               1997             1996             1995
NET  REVENUES:
  Product sales................................................................. $32,767          $24,603          $18,117
  Service.......................................................................   3,890            5,733            4,642
                                                                                 -------          -------          -------
          Total net revenues....................................................  36,657           30,336           22,759
                                                                                 -------          -------          -------
COSTS  AND  EXPENSES:
  Cost of product sales.........................................................  12,092           10,109            8,189
  Cost of service...............................................................   3,632            4,088            3,406
  Research and development......................................................   2,986            2,754            2,631
  Selling.......................................................................   6,050            4,696            3,712
  General and administrative....................................................   2,765            2,476            2,180
                                                                                 -------          -------          -------
         Total costs and expenses...............................................  27,525           24,123           20,118
                                                                                 -------          -------          -------
INCOME  FROM  OPERATIONS........................................................   9,132            6,213            2,641
                                                                                 -------          -------          -------
OTHER  INCOME  (EXPENSE):
  Interest income...............................................................     535              390              302
  Interest expense..............................................................    (110)             (92)            (152)
  Other, net....................................................................    (175)             146              674
                                                                                 -------          -------          -------
          Total other income, net...............................................     250              444              824
                                                                                 -------          -------          -------
INCOME  BEFORE  INCOME  TAXES...................................................   9,382            6,657            3,465

PROVISION  (BENEFIT)  FOR INCOME  TAXES.........................................   3,625            2,664             (812)
                                                                                 -------          -------          -------
NET  INCOME..................................................................... $ 5,757          $ 3,993          $ 4,277
                                                                                 =======          =======          =======
NET  INCOME  PER  SHARE:
  Basic.........................................................................   $0.69            $0.50            $0.56
                                                                                 =======          =======          =======
  Diluted.......................................................................   $0.65            $0.47            $0.52
                                                                                 =======          =======          =======
SHARES  USED  IN  PER  SHARE  COMPUTATION:
  Basic.........................................................................   8,325            8,047            7,604
                                                                                 =======          =======          =======
  Diluted.......................................................................   8,820            8,524            8,280
                                                                                 =======          =======          =======

See notes to consolidated financial statements.

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock                               Accumulated           Total
                                          --------------------------------    Retained         Translation       Shareholders'
                                                Shares          Amount        Earnings          Adjustment           Equity
BALANCES,  January 1, 1995......................  7,370,978        $10,018        $ 2,117            $ 860             $12,995

Issuance of common stock under
  employee stock purchase plan..................     26,504             29              -                -                  29
Issuance of common stock under
  stock option plan.............................    486,428            322              -                -                 322
Tax benefit of employee stock
  transactions..................................          -            614              -                -                 614
Change in accumulated translation
  adjustment....................................          -              -              -             (663)               (663)
Net income......................................          -              -          4,277                -               4,277
                                                  ---------        -------       --------          -------             -------

BALANCES,  December 31, 1995....................  7,883,910         10,983          6,394              197              17,574

Issuance of common stock under
  employee stock purchase plan..................     25,627            115              -                -                 115
Issuance of common stock under
  stock option plan.............................    348,524            233              -                -                 233
Tax benefit of employee stock
  transactions..................................          -            502              -                -                 502
Change in accumulated translation
  adjustment....................................          -              -              -             (357)               (357)
Net income......................................          -              -          3,993                -               3,993
                                                  ---------        -------  -------------      -----------             -------

BALANCES,  December 31, 1996....................  8,258,061         11,833         10,387             (160)             22,060

Issuance of common stock under
  employee stock purchase plan..................     24,482            112              -                -                 112
Issuance of common stock under
  stock option plan.............................    238,941            478              -                -                 478
Tax benefit of employee stock
  transactions..................................          -            728              -                -                 728
Change in accumulated translation
  adjustment....................................          -              -              -             (607)               (607)
Net income......................................          -              -          5,757                -               5,757
                                                  ---------        -------  -------------      -----------             -------

BALANCES,  December 31, 1997....................  8,521,484        $13,151        $16,144            $(767)            $28,528
                                                  =========        =======  =============      ===========             =======

See notes to consolidated financial statements.

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................... $  5,757         $  3,993         $ 4,277
  Reconciliation of net income to net cash provided by operating activities:
    Depreciation and amortization...............................................      213              309             318
    Deferred income taxes.......................................................     (588)             263          (1,826)
    Changes in assets and liabilities:
      Accounts receivable.......................................................       93           (4,031)         (2,886)
      Inventories...............................................................   (2,322)          (1,228)            766
      Prepaid expenses and other................................................     (218)            (458)           (202)
      Accounts payable, accrueds and other current liabilities..................    1,251              111             782
      Income taxes payable......................................................       26            1,397           1,050
                                                                                 --------         --------         -------

           Net cash provided by operating activities............................    4,212              356           2,279
                                                                                 --------         --------         -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchases of short-term investments...........................................  (18,152)         (12,522)         (8,786)
  Sales/maturities of short-term investments....................................   15,214           10,321           4,821
  Purchases of property, plant and equipment....................................      (97)            (270)           (117)
  Other assets..................................................................      (17)            (128)            (60)
                                                                                 --------         --------         -------

           Net cash used in investing activities................................   (3,052)          (2,599)         (4,142)
                                                                                 --------         --------         -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from issuance of debt obligations....................................      329              762           4,700
  Repayments of debt obligations................................................     (329)            (752)           (822)
  Sale of shares under employee stock purchase and option plans.................      590              348             351
                                                                                 --------         --------         -------

           Net cash provided by financing activities............................      590              358           4,229
                                                                                 --------         --------         -------

EFFECT  OF  EXCHANGE  RATE  CHANGES  ON  CASH...................................      181              (15)           (876)
                                                                                 --------         --------         -------

NET  CHANGE  IN  CASH  AND  EQUIVALENTS.........................................    1,931           (1,900)          1,490

CASH  AND  EQUIVALENTS, Beginning of year.......................................    1,725            3,625           2,135
                                                                                 --------         --------         -------

CASH  AND  EQUIVALENTS, End of year............................................. $  3,656         $  1,725         $ 3,625
                                                                                 ========         ========         =======

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW
  INFORMATION:
  Cash paid for interest........................................................ $    117         $    118         $   135
                                                                                 ========         ========         =======
  Cash paid for income taxes.................................................... $  4,192         $    715         $   157
                                                                                 ========         ========         =======

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
1. SIGNIFICANT  ACCOUNTING  POLICIES

   DESCRIPTION OF BUSINESS - Nanometrics Incorporated (the "Company") is a leading manufacturer of thin film measurement and analysis systems. The Company's primary customers are manufacturers of semiconductors, disk drives and flat panel displays. These film measurement systems combine proprietary computer software and patented optic technology to measure film thickness and uniformity as well as chemical composition. The primary application of these systems is to precisely monitor production processes employed in the fabrication of integrated circuits, magnetic recording heads used in disk drives and flat panel displays most commonly used in laptop computers.

   BASIS OF PRESENTATION - The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   FISCAL YEAR - The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, fiscal years 1997, 1996 and 1995 ended on January 3, 1998, December 28, 1996 and December 30, 1995, and consisted of 53, 52 and 52 weeks, respectively. For purposes of the consolidated financial statements, the year end is stated as December 31. All references to years relate to fiscal years rather than calendar years.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include provisions for doubtful accounts, warranty costs and net realizable value of inventory. Actual results could differ from those estimates.

   CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, short-term investments and accounts receivable. The Company invests its cash and equivalents and short-term investments generally in United States Treasury bills that are primarily held by one broker. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company also maintains reserves for potential credit losses.

   CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors (see Note 7); risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary product components; risks associated with year 2000 compliance; and the Company's ability to attract and retain employees necessary to support its growth.

   Certain components used in the Company's products are purchased only from one source. In particular, the Company currently purchases its robotics used in its automated systems and its spectroscopic ellipsometer used in its advanced measurement systems from separate single sources of supply. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

   CASH AND EQUIVALENTS - Cash and equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

   SHORT-TERM INVESTMENTS - The Company's short-term investments consist of United States Treasury bills with maturities at the date of acquisition of more than three months. While the Company's intent is to hold such debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Available-for-sale securities at December 31, 1997 are stated at cost which approximates fair market value.

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments include cash equivalents, short-term investments, and debt obligations. Cash equivalents are stated at fair market value based on quoted market prices. Short-term investments are stated at cost which approximates fair market value. The recorded carrying amount of the Company's debt obligations approximates fair market value.

   STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

   REVENUE RECOGNITION - Revenues from product sales are recognized at the time of shipment. Revenues from service work is recognized when performed. Revenue from service contracts is recognized ratably over the period of the contract. The Company sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale.

   FOREIGN CURRENCY - The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense and consist of a loss of $217,000 for 1997 and gains of $39,000 and $623,000 for 1996 and 1995, respectively.

   INCOME TAXES -The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and tax credit carryforwards.

   NET INCOME PER SHARE - In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and, retroactively, restated net income per share ("EPS") for 1996 and 1995. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the number of weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan.

   RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for the Company in fiscal 1998.

2. INVENTORIES

   Inventories at December 31 consist of the following (in thousands):

                                                        1997          1996

Finished goods........................................... $2,934        $1,809
Work in process..........................................  1,528         1,414
Raw materials and subassemblies..........................  2,676         1,855
                                                          ------        ------

                                                          $7,138        $5,078
                                                          ======        ======

3. PROPERTY,  PLANT  AND  EQUIPMENT

   Property, plant and equipment at December 31 consist of the following (in thousands):

                                                                   1997            1996
Land..............................................................  $   813         $   908
Building..........................................................    2,455           2,753
Machinery and equipment...........................................    1,243           1,510
Furniture and fixtures............................................      404             281
Leasehold improvements............................................      273             397
                                                                    -------         -------
                                                                      5,188           5,849
Accumulated depreciation and amortization.........................   (3,001)         (3,249)
                                                                    -------         -------
                                                                    $ 2,187         $ 2,600
                                                                    =======         =======

4. OTHER  CURRENT  LIABILITIES

   Other current liabilities at December 31 consist of the following (in thousands):

                                                   1997          1996
Commissions payable................................  $  564         $ 269
Accrued warranty...................................     479           303
Other..............................................     450           191
                                                     ------         -----
                                                     $1,493         $ 763
                                                     ======         =====

5. INCOME  TAXES

   Income (loss) before income taxes for the years ended December 31 consists of the following (in thousands):

                                      1997           1996          1995
Domestic............................... $9,644         $6,305        $1,964
Foreign................................   (262)           352         1,501
                                        ------         ------        ------

                                        $9,382         $6,657        $3,465
                                        ======         ======        ======

   The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

                                                         1997           1996            1995
Current:
  Federal................................................. $3,080         $1,583          $   477
  State...................................................    884            354              137
  Foreign.................................................    181            304              461
                                                           ------         ------          -------
                                                            4,145          2,241            1,075
                                                           ------         ------          -------
Deferred:
  Federal.................................................   (574)           287           (1,302)
  State...................................................      9            186             (557)
  Foreign.................................................     45            (50)             (28)
                                                           ------         ------          -------
                                                             (520)           423           (1,887)
                                                           ------         ------          -------
Provision (benefit) for income taxes...................... $3,625         $2,664          $  (812)
                                                           ======         ======          =======

   Significant components of the Company's net deferred tax asset (liability) at December 31 are as follows (in thousands):

                                                                  1997          1996
Deferred tax assets:
  Reserves and accruals not currently deductible..................  $1,953        $1,466
  Capitalized inventory costs.....................................     123           182
  Tax credit carryforwards........................................      31             -
                                                                    ------        ------
Total deferred tax assets.........................................   2,107         1,648

Deferred tax liabilities:
  Depreciation....................................................       -           (56)
  Other...........................................................       -           (75)
                                                                    ------        ------
Total deferred tax liabilities....................................       -          (131)
                                                                    ------        ------
Net deferred tax assets...........................................  $2,107        $1,517
                                                                    ======        ======

   At December 31, 1997, $13,000 of the net deferred tax assets are classified as noncurrent (and included in other assets) and $2,094,000 is classified as current.

   Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision (benefit) for income taxes for the years ended December 31 consist of the following (in thousands):

                                                                         1997           1996            1995
Income taxes computed at 35% U.S. statutory rate.........................  $3,284         $2,330         $ 1,213
State income taxes.......................................................     589            356               -
Foreign taxes higher than U.S. taxes.....................................       -             60             225
Foreign sales corporation benefit........................................    (274)          (205)            (66)
Nondeductible expenses...................................................      94             87              84
Change in valuation allowance............................................       -              -          (2,339)
Other, net...............................................................     (68)            36              71
                                                                           ------         ------         -------
Provision (benefit) for income taxes.....................................  $3,625         $2,664         $  (812)
                                                                           ======         ======         =======

   The reduction in the Company's valuation allowance in 1995 reflected the Company's assessment that it was more likely than not that it would generate sufficient taxable income to realize the tax benefits associated with its deferred tax assets.

6. DEBT  OBLIGATIONS

   Debt obligations at December 31 consist of the following (in thousands):

                                                                  1997           1996
1995 working capital bank loan..................................... $2,266         $2,949
1996 working capital bank loan.....................................    604            694
Other..............................................................    302              -
                                                                    ------         ------

Total..............................................................  3,172          3,643
Current portion of debt obligations................................   (604)          (347)
                                                                    ------         ------

Debt obligations, net of current portion........................... $2,568         $3,296
                                                                    ======         ======

   The 1995 working capital bank loan was obtained by the Company's Japanese subsidiary. The loan is secured by receivables of the Japanese subsidiary and is guaranteed by the parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Yen)300,000,000 at December 31, 1997) and bears interest at 3.3% per annum. The loan is payable in quarterly installments with unpaid principal and interest due May 2005.

   The 1996 working capital bank loan was also obtained by the Company's Japanese subsidiary and is secured by land and building. The loan is denominated in Japanese yen ((Yen)80,000,000 at December 31, 1997) and bears interest at 3.4% per annum. The loan is payable in quarterly installments beginning May 1998 with unpaid principal and interest due May 2006.

   Other represents unsecured borrowings by the Company's Japanese subsidiary pursuant to an overdraft facility which bears interest at 1.925% per annum. At December 31, 1997, (Yen)40,000,000 is outstanding under the facility.

   At December 31, 1997, future annual maturities of debt obligations are as follows (in thousands):

1998............................ $   604
1999............................     302
2000............................     302
2001............................     302
2002............................     302
Thereafter......................   1,360
                                  ------

                                  $3,172
                                  ======

7. COMMITMENTS  AND  CONTINGENCIES

   The Company leases manufacturing and administrative facilities and certain equipment under noncancellable operating leases. The Company's current primary facility lease expires in April 2002. Rent expense for 1997, 1996 and 1995, was approximately $583,000, $483,000 and $420,000, respectively. Future minimum lease payments under the Company's operating leases for each of the years ending December 31 are as follows (in thousands):

1998.............................. $  653
1999..............................    609
2000..............................    617
2001..............................    581
2002..............................    191
                                   ------

                                   $2,651
                                   ======

   Pursuant to a 1985 agreement, as amended, if the Company's Chief Executive Officer is required to relinquish his position for any reason, the Company has agreed to continue his salary for a period of five years from such date.

   The high technology industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is a party to various claims, legal actions and complaints of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. SHAREHOLDERS' EQUITY

   COMMON STOCK

   The authorized capital stock of the Company consists of 25,000,000 common shares, of which 22,500,000 shares have been designated "Common Stock" and 2,500,000 shares have been allocated to all other series of common shares, collectively designated "Junior Common."

   NET INCOME PER SHARE

   The reconciliation of the share denominator used in the basic and diluted net income per share computations for the years ended December 31 are as follows (in thousands):

                                                                             1997          1996          1995
Weighted average shares outstanding - shares used in
  basic net income per share computation......................................  8,325         8,047         7,604
Dilutive effect of common stock equivalents,
  using the treasury stock method.............................................    495           477           676
                                                                                -----         -----         -----
Shares used in diluted net income per share computation.......................  8,820         8,524         8,280
                                                                                =====         =====         =====

   During 1997, 1996 and 1995, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At December 31, 1997, 5,000 such common stock options with a weighted average exercise price of $10.88 per share were excluded from the diluted net income per share computation.

   STOCK OPTION PLANS

   Under the 1991 Stock Option Plan (the "Option Plan"), as amended, the Company may grant options to purchase up to 3,000,000 shares of common stock to employees and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 50% of fair market value for nonstatutory stock options. These options generally expire five years from the date of grant and become exercisable ratably generally over a period of three years as set forth in the stock option agreements.

   Under the 1991 Directors' Stock Option Plan (the "Directors' Plan"), nonemployee directors of the Company are automatically granted options to purchase 10,000 shares of common stock, at the fair market value at the date of grant, each year that such person remains a director of the Company. Options granted under the Directors' Plan become exercisable ratably over a period of three years and expire five years from the date of grant. The total shares authorized under the Directors' Plan are 300,000.

   Option activity under the plans is summarized as follows:

                                                                              OUTSTANDING OPTIONS
                                                                ----------------------------------------------------
                                                                                                         WEIGHTED
                                                                  SHARES           NUMBER OF             AVERAGE
                                                                 AVAILABLE           SHARES           EXERCISE PRICE
Balances, January 1, 1995.......................................   941,500          1,283,700               $0.66

Exercised.......................................................         -           (486,428)               0.66
Granted (weighted average fair value of $3.20)..................  (636,700)           636,700                4.76
Canceled........................................................   122,500           (204,400)               0.73
                                                                 ---------          ---------
Balances, December 31, 1995 (372,312
  exercisable at a weighted average price
  of $0.63).....................................................   427,300          1,229,572                2.77

Exercised.......................................................         -           (348,524)               0.67
Granted (weighted average fair value of $3.61)..................  (308,500)           308,500                5.36
Canceled........................................................    91,607            (91,607)               3.69
                                                                 ---------          ---------
Balances, December 31, 1996 (348,514
  exercisable at a weighted average price
  of $2.91).....................................................   210,407          1,097,941                4.08

Additional shares reserved...................................... 1,500,000                  -                   -
Exercised.......................................................         -           (238,941)               2.00
Granted (weighted average fair value of $5.17)..................  (488,500)           488,500                9.33
Canceled........................................................    14,139            (14,139)               4.46
                                                                 ---------          ---------
Balances, December 31, 1997..................................... 1,236,046          1,333,361                6.37
                                                                 =========          =========

   Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                                   OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                   ------------------------------------------------------         ------------------------------
                                                             WEIGHTED
                                                             AVERAGE           WEIGHTED                               WEIGHTED
                                                            REMAINING          AVERAGE                                AVERAGE
        RANGE OF                          NUMBER           CONTRACTUAL         EXERCISE                 NUMBER        EXERCISE
     EXERCISE PRICES                   OUTSTANDING         LIFE (YEARS)         PRICE                EXERCISABLE       PRICE
 $ 0.56 -  $ 0.75                          92,507              2.1              $0.57                   89,207         $0.57
 $ 0.88 -  $ 2.06                         101,004              3.0               2.04                   68,223          2.03
 $ 4.31 -  $10.88                       1,139,850              4.1               7.23                  345,837          5.74
                                        ---------                                                      -------

 $ 0.56 -  $10.88                       1,333,361              3.9               6.37                  503,267          4.32
                                        =========                                                      =======

   EMPLOYEE STOCK PURCHASE PLAN

   Under the 1986 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Shares issued under the plan were 24,482, 25,627 and 26,504 in 1997, 1996 and 1995 at weighted average prices of $4.58, $4.49 and $1.10, respectively.

   The weighted average per share fair values of the 1997, 1996 and 1995 awards were $4.41, $5.16 and $5.19, respectively. At December 31, 1997, 72,837 shares were reserved for future issuances under the Purchase Plan.

   ADDITIONAL STOCK PLAN INFORMATION

   As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for employee stock arrangements.

   SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards under the 1991 Option Plan and the 1991 Directors' Plan were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, three years from the date of grant in 1997 and four years from the date of grant in 1996 and 1995; stock volatility, 80% in 1997 and 90% in 1996 and 1995; risk free interest rate, 6.1% in 1997 and 6.0% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized at a historical rate of 29% per year. The Company's fair value calculations on stock-based awards under the Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months in 1997, 1996 and 1995; stock volatility, 80% in 1997 and 90% in 1996 and 1995;
   risk free interest rate, 5.5% in 1997, 5.6% in 1996 and 6.0% in 1995; and no dividends during the expected term.

   If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share, basic and diluted, would have been as follows in the years ended December 31 (in thousands except per share amounts):

                                          1997          1996          1995

Pro forma net income......................  $5,057        $3,576        $4,116

Pro forma net income per share:
  Basic...................................  $ 0.61        $ 0.44        $ 0.54
  Diluted.................................  $ 0.60        $ 0.43        $ 0.51

   The impact of outstanding stock options and shares issuable under the Purchase Plan granted prior to 1995 have been excluded from the pro forma calculations; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock-based compensation arrangements.

9. PROFIT-SHARING AND RETIREMENT AND BONUS PLANS

   No contributions were made by the Company in 1997, 1996 and 1995 to the Company's discretionary profit-sharing and retirement plan. The Company paid $678,000, $523,000 and $188,000 in 1997, 1996 and 1995, respectively, under formal discretionary cash bonus plans which cover all eligible employees.

10. MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

    In 1997, sales to one customer accounted for approximately 11% of total revenues. In 1996, no single customer accounted for 10% or more of total revenues. In 1995, sales to a different customer than in 1997 represented approximately 10% of total revenues. At December 31, 1997, one customer accounted for 10% of accounts receivable. At December 31, 1996, no single customer accounted for 10% or more of accounts receivable.

    Transfers between geographic areas are recorded at amounts above cost with profit intended to reflect the economic substance of the transaction. Identifiable assets of geographic areas represent those assets used in the Company's operations in each area. The following table summarizes selected geographic financial information of the Company as of and for the years ended December 31 (in thousands).

                                                         1997            1996            1995
Total net revenues:
  United States..........................................  $26,477          $20,781          $13,876
  Japan..................................................   10,086            9,454            8,883
  Korea..................................................       90              101                -
  Taiwan.................................................        4                -                -
                                                           -------          -------          -------

                                                           $36,657          $30,336          $22,759
                                                           =======          =======          =======
Export sales:
  Korea..................................................  $ 5,864          $ 4,062          $ 2,417
  Europe.................................................    2,288            1,235            2,326
  Other (primarily Asia).................................    3,786            1,063              973
                                                           -------          -------          -------
                                                           $11,938          $ 6,360          $ 5,716
                                                           =======          =======          =======
Transfers between United States and Japan
  eliminated in consolidation............................  $ 6,137          $ 4,118          $ 2,564
                                                           =======          =======          =======
Operating income (loss):
  United States..........................................  $ 8,751          $ 5,280          $   741
  Japan..................................................      967            1,324            1,900
  Korea..................................................     (465)            (391)               -
  Taiwan.................................................     (121)               -                -
                                                           -------          -------          -------
                                                           $ 9,132          $ 6,213          $ 2,641
                                                           =======          =======          =======

Identifiable assets:
  United States.................................. $26,309          $20,805          $15,799
  Japan..........................................   9,726            9,040            9,368
  Korea..........................................      97              119                -
  Taiwan.........................................     111                -                -
                                                  -------          -------          -------
                                                  $36,243          $29,964          $25,167
                                                  =======          =======          =======

11. SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

    The following tables set forth selected quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                                                         Quarters Ended
                                                      ----------------------------------------------------------
                                                         March 31,      June 30,     Sept. 30,       Dec. 31,
                                                            1997          1997          1997           1997
Total net revenues.........................................   $8,259        $8,699        $9,416         $10,283
Gross profit...............................................    4,659         4,923         5,409           5,942
Income from operations.....................................    2,086         2,019         2,413           2,614
Net income.................................................    1,273         1,373         1,504           1,607
Net income per share:*
  Basic....................................................   $ 0.15        $ 0.17        $ 0.18         $  0.19
  Diluted..................................................   $ 0.15        $ 0.16        $ 0.17         $  0.18

Shares used in per share computation:
  Basic....................................................    8,260         8,282         8,327           8,431
  Diluted..................................................    8,673         8,665         9,002           8,940

                                                                            Quarters Ended
                                                      ----------------------------------------------------------
                                                            March 31,      June 30,     Sept. 30,       Dec. 31,
                                                              1996          1996          1996            1996

Total net revenues.........................................   $7,068        $7,557        $7,739         $ 7,972
Gross profit...............................................    3,696         3,979         4,152           4,312
Income from operations.....................................    1,445         1,477         1,642           1,649
Net income.................................................      834           961         1,027           1,171
Net income per share:*
  Basic....................................................   $ 0.11        $ 0.12        $ 0.13          $ 0.14
  Diluted..................................................   $ 0.10        $ 0.11        $ 0.12          $ 0.14

Shares used in per share computation:
  Basic....................................................    7,917         8,043         8,071           8,156
  Diluted..................................................    8,551         8,583         8,514           8,448

    * The sum of the quarterly basic and diluted net income per share amounts will not necessarily equal the corresponding amounts for the entire fiscal year in the accompanying consolidated statements of income.

12. SUBSEQUENT EVENTS

    In January 1998, the Company acquired from Optical Specialties, Inc. ("OSI") a license to manufacture and sell, worldwide, a metrology system used to measure the critical dimensions and overlay registration errors observed in submicron optical lithography. Under the agreement, the Company may pay up to $2.85 million in royalty payments over five years if total product sales are $75 million or greater.

    On March 30, 1998, the Company entered into an agreement with OSI to purchase the metrology system product line and certain related assets. Under the agreement, the Company is required to pay approximately $3.0 million in cash for all assets and technology and assume warranty and service obligations of the existing installed base.

                                   * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

   The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1997, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Business-Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

   The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1997, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

   The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1997, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1997, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.


                                     III-1

                                    PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          --------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     1.   Financial Statements.  The following Consolidated Financial Statements
          --------------------
          of Nanometrics Incorporated and Independent Auditors' Report are filed as part of this Annual Report.

     Independent Auditors' Report

     Consolidated Balance Sheets, as of December 31, 1997 and 1996

     For the years ended December 31, 1997, 1996 and 1995:

                Consolidated Statements of Income

                Consolidated Statements of Shareholders' Equity

                Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements


     2.   Financial Statements Schedules.  The following consolidated financial
          ------------------------------
          statement schedules of Nanometrics Incorporated are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Nanometrics Incorporated.

     Financial Statement Schedules for the years ended December 31, 1997, 1996 and 1995.

   Schedule                                                Page
   --------                                                ----

   II  -  Valuation and Qualifying Accounts ..............  S-1

          Schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     None

     3.   Exhibits.

          3.1(1)        Restated and Amended Articles of Incorporation of Registrant filed July 7, 1982.

          3.2(1)        Certificate of Amendment of Articles of Incorporation filed January 31, 1983.

          3.3(1)        Certificate of Amendment of Articles of Incorporation filed July 28, 1983.

          3.4(1)        Certificate of Amendment of Certificate of Determination of Preferences of Series B Common Stock filed
                        September 13, 1983.

          3.5(1)        Certificate of Amendment of Articles of Incorporation filed September 13, 1983.

          3.6           Certificate of Amendment of Articles of Incorporation filed December 3, 1984.

          3.7           Certificate of Correction of Certificate of Amendment of Certificate of Determination of Preferences of
                        Series B Common Stock filed March 19, 1985.

          3.8           Certificate of Amendment of Articles of Incorporation filed June 27, 1988.

          3.9           Bylaws

          4.1(1)        Form of Common Stock Certificate

         10.1           Form of Indemnification Agreement for Directors & Officers

         10.2           1986 Employee Stock Purchase Plan, as amended through April 1997

         10.3(2)        1991 Stock Option Plan, as amended through May 15, 1997

         10.4(3)        1991 Director Option Plan

         10.5(4)        Amendment to and Restatement of Redemption Agreement dated March 4, 1993 between Vincent J. Coates and
                        Registrant

         10.6           Consulting Agreement dated as of September 15, 1997 between the Registrant and Kanegi Nagai, as amended

         10.7           Reverse Split Dollar Insurance Agreement and Collateral Assignment dated March 15, 1993 between the
                        Registrant and Vincent J. Coates


         10.8           Lease Agreement dated February 25, 1992 between PM-DE and the Registrant, first Addendum to Lease dated
                        February 22, 1992 and First Amendment to Lease dated April 24, 1997

         10.9           Loan Agreement between Japan Development Bank and Nanometrics Japan kk.

         10.10          Loan Agreement and Guarantee dated June 5, 1995 between Mitsubishi Bank, Limited and Nanometrics Japan Ltd.

         21             Subsidiaries of Registrant

         23             Independent Auditors' Consent and Report on Schedule

         24             Power of Attorney (see page V-1).

         27.1           Financial Data Schedule for the Year Ended December 31, 1997

         27.2           Financial Data Schedule for the Years Ended December 31, 1995 and 1996 and for the Quarters Ended March 31,
                        June 30 and September 30, 1996

         27.3           Financial Data Schedule for the Quarters Ended March 31, June 30 and September 30, 1997

1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.


2) Incorporated by reference to Exhibit 4.1 filed with Registrant's Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.

3) Incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-8 (file number 33-43913) filed on November 14, 1991.

4) Incorporated by reference to exhibit 10.10 filed with Registrant's Form 10-K dated March 29, 1993

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   NANOMETRICS INCORPORATED

Date:  April 1, 1998                            By:  /s/VINCENT J. COATES
                                                   --------------------------
                                                   Vincent J. Coates, Chairman
                                                   and Chief Executive Officer

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

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                           Title                   Date
----------------------  ------------------------------  -------------

/s/VINCENT J. COATES    Chairman of the Board and       April 1, 1998
----------------------
(Vincent J. Coates)     Chief Executive Officer
                        (Principal Executive Officer)

/s/PAUL B. NOLAN        Chief Financial Officer         April 1, 1998
----------------------
(Paul B. Nolan)         (Principal Accounting and
                        Financial Officer)

/s/JOHN D. HEATON       Director, President and         April 1, 1998
----------------------
(John D. Heaton)        Chief Operating Officer

/s/NORMAN V. COATES     Director                        April 1, 1998
----------------------
(Norman V. Coates)

/s/NATHANIEL BRENNER    Director                        April 1, 1998
----------------------
(Nathaniel Brenner)

/s/KANEGI NAGAI         Director                        April 1, 1998
----------------------
(Kanegi Nagai)

/s/CLIFFORD F. SMEDLEY  Director                        April 1, 1998
----------------------
(Clifford F. Smedley)

                                                                     SCHEDULE II


                           NANOMETRICS INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for Doubtful Accounts


                     Balance at  Charged to  Deductions-    Balance
                     beginning   costs and    write-offs    at end
Year Ended           of period    expenses   of accounts   of period
                     ----------  ----------  ------------  ---------

December 31, 1997..    $419,000    $      0      $(6,000)   $413,000
                     ==========  ==========  ===========   =========

December 31, 1996..    $380,000    $ 39,000      $     0    $419,000
                     ==========  ==========  ===========   =========

December 31, 1995..    $270,000    $110,000      $     0    $380,000
                     ==========  ==========  ===========   =========
