Form 10-Q
period 1998-03-31
NANOMETRICS INC
filed 1998-05-14
CIK 704532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or
                               --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number        0-13470
                        -------------------


                           NANOMETRICS INCORPORATED
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          California                                           94-2276314
---------------------------------                        ----------------------
 (State or other jurisdiction of                           (I. R. S. Employer
 incorporation or organization)                            Identification No.)


  310 DeGuigne Drive, Sunnyvale,  CA                              94086
----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
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

               YES    X        NO  ________
                   -------


At April 12, 1998 there were 8,609,784 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                     INDEX

Part I.   Financial Information                                             Page
                                                                            ----
  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 1998 (Unaudited)  and December 31, 1997.............   3

            Condensed Consolidated Statements of Income -
            Three months ended  March 31, 1998
            and 1997 (Unaudited)..........................................   4

            Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 1998
            and 1997 (Unaudited)..........................................   5

            Notes to Condensed Consolidated Financial
            Statements....................................................   6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K...............................  10

Signatures................................................................  11

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                           NANOMETRICS INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      March 31,
                                                        1998      December 31,
ASSETS                                               (unaudited)      1997
                                                     -----------  -------------
CURRENT ASSETS:
 Cash and equivalents                                   $ 2,902        $ 3,656
 Short-term investments                                   9,592          9,595
 Accounts receivable, less allowance for
  doubtful accounts of $412 and $413                      9,829         10,225
 Inventories                                              9,674          7,138
 Deferred income taxes                                    2,111          2,094
 Prepaid expenses and other                               1,327          1,075
                                                        -------        -------
     Total current assets                                35,435         33,783
PROPERTY, PLANT AND EQUIPMENT, Net                        2,200          2,187
OTHER ASSETS                                              1,069            273
                                                        -------        -------
TOTAL                                                   $38,704        $36,243
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $ 2,148        $ 1,889
 Accrued payroll and related expenses                       984            596
 Other current liabilities                                2,330          1,493
 Income taxes payable                                     1,159            565
 Current portion of long-term debt                          555            604
                                                        -------        -------
     Total current liabilities                            7,176          5,147
LONG-TERM DEBT, Net of current portion                    2,441          2,568
                                                        -------        -------
     Total liabilities                                    9,617          7,715
                                                        -------        -------

SHAREHOLDERS' EQUITY:
 Common stock, no par value; 25,000,000 shares
  authorized; 8,608,116 and 8,521,484 outstanding        13,489         13,151
 Retained earnings                                       16,399         16,144
 Accumulated translation adjustment                        (801)          (767)
                                                        -------        -------
     Total shareholders' equity                          29,087         28,528
                                                        -------        -------

TOTAL                                                   $38,704        $36,243
                                                        =======        =======

See Notes to Condensed Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                        --------     -------
NET REVENUES:
 Product sales                                           $ 9,618      $7,301
 Service                                                     920         958
                                                         -------      ------

 Total net revenues                                       10,538       8,259
                                                         -------      ------

COSTS AND EXPENSES:
 Cost of product sales                                     3,629       2,737
 Cost of service                                             985         863
 Research and development                                  1,231         674
 Acquired in-process research and development              2,036           -
 Selling                                                   1,572       1,263
 General and administrative                                  785         636
                                                         -------      ------

 Total costs and expenses                                 10,238       6,173
                                                         -------      ------

INCOME FROM OPERATIONS                                       300       2,086
                                                         -------      ------

OTHER INCOME (EXPENSE):
 Interest income                                             161         115
 Interest expense                                            (26)        (25)
 Other, net                                                   (9)        (11)
                                                         -------      ------
 Total other income, net                                     126          79
                                                         -------      ------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                            426       2,165

PROVISION FOR INCOME TAXES                                   171         891
                                                         -------      ------

NET INCOME                                               $   255      $1,274
                                                         =======      ======

NET INCOME  PER SHARE:
  Basic                                                    $0.03       $0.15
                                                         =======      ======
  Diluted                                                  $0.03       $0.15
                                                         =======      ======

SHARES USED IN PER SHARE COMPUTATION:
  Basic                                                    8,545       8,260
                                                         =======      ======
  Diluted                                                  8,978       8,673
                                                         =======      ======

See Notes to Condensed Consolidated Financial Statements

                           NANOMETRICS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                           1998        1997
                                                        -----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $   255   $ 1,274
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                                  49        77
 Purchase of in-process technology                           2,036         -
 Deferred taxes                                               (898)     (460)
 Changes in assets and liabilities:
   Accounts receivable                                      (1,282)       90
   Other receivables                                             -       (48)
   Inventories                                                (959)     (274)
   Prepaid expenses and other                                 (277)      (25)
   Accounts payable and other liabilities                      574       254
   Income taxes payable                                        699      (724)
                                                           -------   -------
Net cash provided by  operating activities                     197       164
                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                         (1,951)   (2,940)
 Sales/maturities of short-term investments                  1,954     1,958
 Capital expenditures                                          (85)      (47)
 Product line acquisition                                   (3,038)        -
                                                           -------   -------
Net cash used in investing activities                       (3,120)   (1,029)
                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                 (115)      (81)
 Issuance of common stock                                      338        11
                                                           -------   -------
Net cash provided by (used in)  financing activities           223       (70)
                                                           -------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      1,946     1,179
                                                           -------   -------

NET CHANGE IN CASH AND EQUIVALENTS                            (754)      244
CASH AND EQUIVALENTS, beginning of period                    3,656     1,725
                                                           -------   -------

CASH AND EQUIVALENTS, end of period                        $ 2,902   $ 1,969
                                                           =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid for interest                                    $    26   $    25
                                                           =======   =======

 Cash paid for income taxes                                $   359   $ 1,622
                                                           =======   =======

See Notes to Condensed Consolidated Financial Statements

                           NANOMETRICS INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



Note 1.    Condensed Consolidated Financial Statements

  The condensed consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


  While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.    Inventories

  Inventories are stated at the lower of cost (first-in,first-out) or market and consist of the following (in thousands):

                                     March 31,  December 31,
                                       1998         1997
                                     ---------  ------------

  Raw materials and subassemblies       $5,942        $2,934
  Work in process                        2,705         1,528
  Finished goods                         1,027         2,676
                                        ------        ------
                                        $9,674        $7,138
                                        ======        ======

Note 3.    Product Line Acquisition

  On March 30, 1998 the Company entered into an agreement with Optical Specialties, Inc. ("OSI") to purchase a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in submicron lithography. Under the agreement, the Company paid approximately $3.2 million in cash for the assets and in-process technology.
The purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

           Fair value of tangible assets acquired     $1,923
           In-process research and development         2,036
           Liabilities assumed                          (734)
                                                       ------

           Purchase consideration                     $3,225
                                                       ======

In addition, during the three months ended March 31, 1998, the Company hired certain former employees of OSI and incurred approximately $350,000 in related, non-recurring hiring expenses (such expenses are classified in the statement of income according to the employees' function).

Note 4.    Net Income Per Share

  The reconciliation of the share denominator used in the basic and diluted net income per share computations for the three months ended March 31 are as follows (in thousands):

                                                                     1998   1997
                                                                     -----  -----
          Weighted average common shares outstanding-shares
           used in basic net income per share computations           8,545  8,260
          Dilutive effect of common stock equivalents,
           using the treasury stock method                             433    413
                                                                     -----  -----

          Shares used in diluted net income per share computation    8,978  8,673
                                                                     =====  =====

  During the three months ended March 31, 1998 and 1997, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At March 31, 1998, 334,500 such common stock options with a weighted average exercise price of $10.23 per share were excluded from the diluted net income per share computation.


Note 5.    Recently Adopted Accounting Standard

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources ("comprehensive income"). For the three months ended March 31, 1998 and 1997, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $221,000 and $1,094,000, respectively.


Note 6.    Recently Issued Accounting Standard

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. This statement is effective for fiscal year 1998 and adoption will not affect the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

  Total net revenues for the first quarter of 1998 were $10,538,000, an increase of $2,279,000 or 28% from the same quarter in 1997. Product sales of $9,618,000 increased $2,317,000 or 32% for the first quarter of 1998 compared to the same period in 1997 resulting from increased demand for the Company's automated products especially from customers in the U.S., Japan and Taiwan. Service revenue of $920,000 decreased $38,000 or 4% for the first quarter of 1998 compared to the same period in 1997. This decrease in service revenue is primarily attributable to decreased sales of accessories in the U.S. and the Far East in 1998.

  Cost of product sales as a percentage of product sales increased slightly to 38% in the first quarter of 1998 from 37% in the first quarter of 1997 because of the costs related to the addition of eight employees, in the first quarter of 1998, who are responsible for manufacturing the Company's new Metra product line. Cost of service as a percentage of service revenue increased to 107% in the first quarter of 1998 from 90% in the first quarter of 1997. This increase was primarily attributable to the costs related to the addition of eleven employees, in the first quarter of 1998, who are responsible for servicing the Company's new Metra product line.

  Research and development expenses for the first quarter of 1998 increased $557,000 or 83% compared to the same period in 1997. This increase was mainly due to the costs related to the addition of eight employees, in the first quarter of 1998, who are responsible for research and development of the Company's new Metra product line.

  In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and in-process technology related to OSI's Metra product line. Of this purchase price, $2,036,000 related to the value of in-process technology that had no alternative future use and was charged to expense in the accompanying statement of income for the three months ended March 31, 1998.

  Selling expenses for the first quarter of 1998 increased by $309,000 or 24% compared to the same period in 1997 primarily because of the costs related to the addition of seven employees, in the first quarter of 1998, who are responsible for sales and marketing the Company's new Metra product line.

  General and administrative expenses for the first quarter of 1998 increased by $149,000 or 23% primarily as a result of spending associated with the increased level of operations.

  Other income increased $47,000 or 59% during the first quarter of 1998 compared to the same period in 1997 due primarily to higher interest income in 1998, resulting from higher average levels of cash and short-term investments.

  The Company's effective tax rate decreased to 40.1% in the first quarter of 1998 from 41.2% in the first quarter of 1997 primarily due to proportionately higher income in jurisdictions with lower statutory tax rates.

  Income from operations of $300,000 and net income of $255,000 in the first quarter of 1998 included pre-tax charges of $2,036,000 for the write-off of in-process research and development relating to the Metra overlay registration product line acquired from OSI and $350,000 in non-recurring hiring expenses for certain OSI employees. Excluding these charges, income from operations was $2,686,000 and net income was $1,687,000 in the first quarter of 1998 compared to income from operations of $2,086,000 and net income of $1,274,000 for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

  At March 31, 1998, the Company had working capital of $28,259,000 compared to $28,636,000 at December 31, 1997. The current ratio at March 31, 1998 was 4.9 to 1. The Company believes working capital including cash and short-term investments of $12,494,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first three months of 1998 provided cash of $197,000 primarily from net income adjusted for the in-process technology purchase of the Metra product line, while the purchase of short-term investments net of sales/maturities provided $3,000, capital expenditures used $85,000, purchase of the Metra product line used $3,038,000, debt repayment used $115,000 and issuance of common stock provided $338,000.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors including customer demand for the Company's products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by the Company, patterns of capital spending by customers, technological changes in the markets served by the Company and its customers, market acceptance of products of both the Company and its customers, the timing, cancellation or delay of customer orders and shipments, competition, including competitive pressures on product prices and changes in pricing by the Company's customers or suppliers, fluctuations in foreign currency exchange rates, particularly the Japanese yen, the proportion of direct sales versus sales through distributors and representatives, market acceptance of new and enhanced versions of the Company's products, the timing of new product announcements and releases of products by the Company or its competitors, including the Company's ability to design, introduce and manufacture new products on a timely and cost effective basis, the size and timing acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1997 Annual Report on Form 10-K. The Company undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.

                           NANOMETRICS INCORPORATED
                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

A.   Exhibits

     Ex 27 - Financial Data Schedule

B.   Reports on Form 8-K.

     None.

                           NANOMETRICS INCORPORATED

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NANOMETRICS INCORPORATED
(Registrant)


/s/ Vincent J. Coates
------------------------------------
Vincent J. Coates
Chairman of the Board


/s/ John Heaton
-------------------------------------
John Heaton
Chief Executive Officer


/s/ Paul B. Nolan
--------------------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  May 14, 1998