Form 10-Q
period 1998-06-30
NANOMETRICS INC
filed 1998-08-11
CIK 704532

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30,  1998
                               --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission file number     0-13470
                             ----------------


      NANOMETRICS INCORPORATED
 ------------------------------------------------------
 (Exact name of registrant as specified in its charter)


      California                                        94-2276314
 -------------------------------                   -------------------
 (State or other jurisdiction of                    (I. R. S. Employer
 incorporation or organization)                     Identification No.)


 310 DeGuigne Drive, Sunnyvale, CA                       94086
 -------------------------------------                --------------
(Address of principal executive offices)                (Zip Code)


(Registrant's telephone number, including area code)  (408)746-1600
                                                      -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [X]     NO [_]



At July 14, 1998 there were 8,663,998 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                     INDEX


                                                               Page
                                                               ----
Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
              June 30, 1998 and December 31, 1997................3

              Consolidated Statements of Income -
              Three months and six months  ended
              June 30, 1998 and 1997.............................4

              Consolidated Statements of Cash Flows -
              Six months ended June 30, 1998
              and 1997...........................................5

              Notes to Consolidated Financial
              Statements.........................................6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......8


Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security
              Holders............................................10

     Item 6.  Exhibits and Reports on Form 8-K...................10

Signatures.......................................................11

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                            NANOMETRICS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      June 30,    December 31,
                                                        1998          1997
ASSETS                                               (Unaudited)
                                                     -----------  ------------
CURRENT ASSETS:
 Cash and equivalents                                $   933      $ 3,656
 Short-term investments                                9,872        9,595
 Accounts receivable, less allowance for
  doubtful accounts of $410 and $413                  11,379       10,225
 Inventories                                          10,746        7,138
 Prepaid and deferred income taxes                     2,115        2,094
 Prepaid expenses and other                              760        1,075
                                                     -------      -------
          Total current assets                        35,805       33,783

PROPERTY, PLANT AND EQUIPMENT, NET                     2,112        2,187

OTHER ASSETS                                           1,098          273
                                                     -------      -------
TOTAL                                                $39,015      $36,243
                                                     =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                    $ 2,062      $ 1,889
 Accrued payroll and related expenses                    618          596
 Other current liabilities                             2,447        1,493
 Income taxes payable                                    359          565
 Current portion of long-term debt                       600          604
                                                     -------      -------
          Total current liabilities                    6,086        5,147

LONG-TERM DEBT                                         2,185        2,568
                                                     -------      -------
          Total liabilities                            8,271        7,715
                                                     -------      -------
SHAREHOLDERS' EQUITY:
 Common stock, no par value; 25,000,000 shares
  authorized; 8,663,998 and 8,521,484 outstanding     13,726       13,151
 Retained earnings                                    17,913       16,144
 Accumulated translation adjustment                     (895)        (767)
                                                     -------      -------
          Total shareholders' equity                  30,744       28,528
                                                     -------      -------
TOTAL                                                $39,015      $36,243
                                                     =======      =======


See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                         Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                           1998       1997      1998       1997
                                         --------   --------   -------   -------
NET REVENUES:
  Product sales                           $ 9,705    $7,741    $19,323   $15,042
  Service                                   1,023       958      1,943     1,916
                                          -------    ------    -------   -------
  Total net revenues                       10,728     8,699     21,266    16,958
                                          -------    ------    -------   -------

COSTS AND EXPENSES:
  Cost of product sales                     3,998     2,902      7,627     5,639
  Cost of service                             967       874      1,952     1,737
  Research and development                  1,063       665      2,294     1,339
  Acquired in-process research and
    development                                 -         -      2,036         -
  Selling                                   1,529     1,626      3,101     2,889
  General and administrative                  694       613      1,479     1,249
                                          -------    ------    -------   -------
  Total costs and expenses                  8,251     6,680     18,489    12,853
                                          -------    ------    -------   -------

OPERATING INCOME                            2,477     2,019      2,777     4,105

OTHER INCOME (EXPENSE):
  Interest income                             156       126        317       241
  Interest expense                            (20)      (24)       (46)      (49)
  Other, net                                 (139)        5       (148)       (6)
                                          -------    ------    -------   -------
  Total other income (expense), net            (3)      107        123       186
                                          -------    ------    -------   -------

INCOME  BEFORE PROVISION
 FOR  INCOME TAXES                          2,474     2,126      2,900     4,291

PROVISION FOR INCOME TAXES                    960       753      1,131     1,644
                                          -------    ------    -------   -------

NET INCOME                                $ 1,514    $1,373    $ 1,769   $ 2,647
                                          =======    ======    =======   =======

NET INCOME PER SHARE:
  Basic                                   $   .18    $  .17    $   .21   $   .32
                                          =======    ======    =======   =======
  Diluted                                 $   .17    $  .16    $   .20   $   .31
                                          =======    ======    =======   =======

SHARES USED IN PER SHARE
COMPUTATION:
  Basic                                     8,641     8,282      8,593     8,282
                                          =======    ======    =======   =======
  Diluted                                   9,003     8,665      8,991     8,669
                                          =======    ======    =======   =======

See Notes to Consolidated Financial Statements

                           NANOMETRICS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                                    June 30,
                                                                 1998       1997
                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $  1,769   $  2,646
  Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization                                      100        148
 Purchase of in-process technology                                2,036          -
 Deferred taxes                                                    (902)       (58)
 Changes in assets and liabilities:
    Accounts receivable                                          (3,038)     2,227
    Other receivables                                                (3)      (135)
    Inventories                                                  (2,081)    (1,208)
    Prepaid expenses and other                                      255       (354)
    Accounts payable and other liabilities                          265        506
    Income taxes payable                                           (101)    (1,272)
                                                               --------   --------
Net cash provided by (used in) operating activities              (1,700)     2,500
                                                               --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                             (11,126)   (12,590)
 Sales/maturities of short-term investments                      10,849     10,608
 Capital expenditures                                              (123)       (81)
 Product line acquisition                                        (3,038)         -
                                                               --------   --------
Net cash used in investing activities                            (3,438)    (2,063)
                                                               --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                      (204)      (167)
 Issuance of common stock                                           575        157
                                                               --------   --------
Net cash provided by financing activities                           371        (10)
                                                               --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           2,044        611
                                                               --------   --------

NET CHANGE IN CASH AND EQUIVALENTS                               (2,723)     1,038
CASH AND EQUIVALENTS, beginning of period                         3,656      1,725
                                                               --------   --------

CASH AND EQUIVALENTS, end of period                            $    933   $  2,763
                                                               ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid for interest                                        $     49   $     49
                                                               ========   ========

 Cash paid for income taxes                                    $  2,122   $  3,679
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

Note 2.  Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                        June 30,  December 31,
                                          1998        1997
                                        --------  ------------
     Raw materials and subassemblies     $ 6,667     $2,934
     Work in process                       2,428      1,528
     Finished goods                        1,651      2,676
                                         -------     ------
                                         $10,746     $7,138
                                         =======     ======

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

Note 4.  Other Current Liabilities

   Other current liabilities consist of the following (in thousands):

                            June 30, 1998  December 31, 1997
                            -------------  -----------------
     Commissions payable       $  528           $  564
     Accrued warranty           1,026              479
     Other                        893              450
                               -------          -------
                               $2,447           $1,493
                               =======          =======

Note 5.  Net Income Per Share

   The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands) :

                                                          Three Months Ended    Six Months Ended
                                                                June 30             June 30
                                                            1998       1997      1998      1997
                                                           ------     ------    ------    ------
          Weighted average common shares
            outstanding-shares used in basic
            net income per share computation                8,641     8,282     8,593     8,282
           Dilutive effect of common stock equivalents,
            using the treasury stock method                   362       383       398       387
                                                           -------   -------   -------   -------
          Shares used in dilutive net income
            per share computation                           9,003     8,665     8,991     8,669
                                                           =======   =======   =======   =======

   During the three and six month periods ended June 30, 1998 and 1997, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At June 30, 1998, 380,500 such common stock options with a weighted average exercise price of $10.20 per share were excluded from the diluted net income per share computations.

Note 6.  Comprehensive Income

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources ("comprehensive income") . For the three months ended June 30, 1998 and 1997, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $1,420,000 and $1,584,000, respectively. For the six months ended June 30, 1998 and 1997, comprehensive income was $1,641,000 and $2,678,000, respectively.

Note 7.  Recently Issued Accounting Standard

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. This statement is effective for fiscal year 1998 and adoption will not affect the Company's financial position, results of operations or cashflows.

Note 8.  New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

   Total net revenues for the three months ended June 30, 1998 were $10,728,000, an increase of $2,029,000 or 23% from the comparable period in 1997. For the six months ended June 30, 1998, total revenues of $21,266,000 increased by $4,308,000 or 25% from the comparable period in 1997. Product sales of $9,705,000 and $19,323,000 for the three months and six months ended June 30, 1998, respectively, increased $1,964,000 or 25% and $4,281,000 or 28%, respectively, as compared with the same periods during 1997. The increases in product sales resulted from stronger demand for, and increased shipments of, the Company's products, especially its automated products, particularly from customers in the Far East and Europe. In addition, sales of the recently acquired Metra product contributed $1,400,000 to revenues in the second quarter of 1998. Service revenue of $1,023,000 and $1,943,000 for the three months and six months ended June 30, 1998, respectively, increased $65,000 or 7% and $27,000 or 1%, respectively, as compared to the same periods in 1997. These increases in service revenue are primarily attributable to higher sales of accessories in the U.S.

   Cost of product sales as a percentage of product sales increased to 41% in the second quarter of 1998 from 37% in the second quarter of 1997 and increased to 39% in the six months ended June 30, 1998 from 37% for the same period in 1997 primarily because of Metra sales which had a lower gross margin than the Company's other products and underabsorbed manufacturing costs related to the start up of production on the Metra product line. Cost of service as a percentage of service revenue increased to 95% in the second quarter of 1998 from 91% in the second quarter of 1997 and increased to 100% in the six months ended June 30, 1998 from 91% for the same period in 1997 as a result of the increased cost of additional headcount associated with servicing the Company's new Metra product line.

   Research and development expenses for the three month and six month periods ended June 30, 1998 increased $398,000 or 60% and $955,000 or 71% respectively, compared to the same periods in 1997 due primarily to the increased cost of additional headcount associated with research and development for the Company's new Metra product line.

   In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and in-process technology related to OSI's Metra product line.
Of this purchase price, $2,036,000 related to the value of in-process technology that had no alternative future use and was charged to expense in the accompanying statement of income for the six months ended June 30, 1998.

   Selling expenses in the second quarter of 1998 decreased by $97,000 or 6% compared to the second quarter of 1997 when the mix of products sold included more sales by outside sales representatives which resulted in higher commissions. Selling expenses for the six months ended June 30, 1998 increased $212,000 or 7% compared to the same period in 1997 primarily because of the increased cost of additional headcount associated with the sales and marketing of the Company's new Metra product line.

   General and administrative expenses for the three month and six month periods ended June 30, 1998 increased by $81,000 or 13% and $230,000 or 18%, respectively, compared to the same periods in 1997 primarily as a result of spending associated with the increased level of operations.

   Other income (expense), net for the three month and six month periods ended June 30, 1998 decreased $110,000 or 103% and $63,000 or 34% respectively, from the comparable periods in 1997 due primarily to royalty costs and exchange rate losses.

   The Company reported an operating income of $2,477,000 and net income of $1,514,000 for the second quarter of 1998 compared to an operating income of $2,019,000 and net income of $1,373,000 for the same period in 1997. For the first six months of 1998, the Company reported an operating income of $2,777,000 and net income of $1,769,000 which compared to an operating income of $4,105,000 and net income of $2,647,000 for the same period in 1997.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   At June 30, 1998, the Company had working capital of $29,719,000 compared to $28,636,000 at December 31, 1997. The current ratio at June 30, 1998 was 5.9 to
1. The Company believes working capital including cash and short-term investments of $10,805,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first six months of 1998 used cash of $1,700,000 primarily from increased accounts receivable and inventory which were offset to some extent by net income adjusted for the in-process technology purchase of the Metra product line, while the net purchases of short-term investments used $277,000, capital expenditures used $123,000, purchase of the Metra product line used $3,038,000, debt repayment used $204,000 and issuance of common stock provided $575,000.

   The foregoing Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors including demand for the company's products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by the Company, patterns of capital spending by customers, technological changes in the markets served by the Company and its customers, market acceptance of products of both the Company and its customers, the timing, cancellation of delay of customer orders and shipments, competition, including competitive pressure on product prices and changes in pricing by the Company's customers or suppliers, fluctuation in foreign currency exchange rates particularly the Japanese yen, the proportion of direct sales versus sales through distributors and representatives, market acceptance of new and enhanced versions of the Company's products, the timing of new product announcements and releases of products by the Company or its competitors, including the Company's ability to design, introduce and manufacture new products on a timely and cost effective basis, the size and timing acquisitions of business, products or technologies and fluctuations in the availability and cost of components and subassemblies and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1997 Annual Report. on form 10-K. The Company undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.

                            NANOMETRICS INCORPORATED
                                    PART II

                               OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.    The annual meeting of shareholders was held on June 18, 1998.

B.    The following directors were elected to the board of directors:

         Vincent J. Coates
         Nathaniel Brenner
         Norman V. Coates
         John D. Heaton
         Clifford F. Smedley
         Kanegi Nagai

C.    The following matters were voted upon at the annual meeting:

                                                   For      Against   Abstain
                                                ---------  ---------  -------
1.    To elect the following directors
      to serve for the ensuing year:

      Vincent J. Coates, Chairman               7,318,208      0       3,500
      Nathaniel Brenner, Director               7,320,208      0       1,500
      Norman V. Coates, Director                7,305,008      0      16,700
      John D. Heaton, Director                  7,318,167      0       3,541
      Clifford F. Smedley, Director             7,320,208      0       1,500
      Kanegi Nagai, Director                    7,320,208      0       1,500


2.    To ratify the appointment of
      Deloitte & Touche LLP as independent
      auditors for the fiscal year ending
      December 31, 1998.                        7,319,438      0       2,270


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Ex. 27 -  Financial Data Schedule

B.   Reports on Form 8-K.

     None.

                            NANOMETRICS INCORPORATED

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
---------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
---------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
-----------------
Paul B. Nolan
Chief Financial Officer


Dated:   August  11, 1998