Form 10-Q
period 1998-09-30
NANOMETRICS INC
filed 1998-11-10
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X         Quarterly  report  pursuant to  Section 13 or 15(d) of the Securities
---        Exchange Act of 1934

For the quarterly period ended September 30,  1998

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number              0-13470
                      --------------------------------

               NANOMETRICS INCORPORATED
------------------------------------------------------
(Exact name of registrant as specified in its charter)


             California                                  94-2276314
   -------------------------------                   -------------------
   (State or other jurisdiction of                   (I. R. S. Employer
    incorporation or organization)                   Identification No.)


   310 DeGuigne Drive, Sunnyvale, CA                       94086
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
                                                   ---------------------

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


At October 14, 1998 there were 8,682,810 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.  Financial Information                                         Page
                                                                       ----

     Item 1       Financial Statements

                  Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997 ..........    3

                  Consolidated Statements of Income -
                  Three months and nine months  ended
                  September 30, 1998 and 1997 .......................    4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1998
                  and 1997 ..........................................    5

                  Notes to Consolidated Financial
                  Statements ........................................    6


     Item 2       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .....    8



Part II.  Other Information

     Item 6       Exhibits and Reports on Form 8-K ..................    11


Signatures ..........................................................    12

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                                          September 30,   December 31,
ASSETS                                                         1998           1997
                                                           (Unaudited)
                                                           ----------      ---------
CURRENT ASSETS:
   Cash and equivalents                                    $  2,688        $  3,656
   Short-term investments                                     8,920           9,595
   Accounts receivable, less allowance for
     doubtful accounts of $412 and $413                       9,517          10,225
   Inventories                                               11,495           7,138
   Prepaid and deferred income taxes                          2,119           2,094
   Prepaid expenses and other                                   867           1,075
                                                           --------        --------
                  Total current assets                       35,606          33,783

PROPERTY, PLANT AND EQUIPMENT, NET                            2,182           2,187

OTHER ASSETS                                                  1,112             273
                                                           --------        --------
TOTAL                                                      $ 38,900        $ 36,243
                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $  1,454        $  1,889
   Accrued payroll and related expenses                         515             596
   Other current liabilities                                  2,595           1,493
   Income taxes payable                                         431             565
   Current portion of long-term debt                            367             604
                                                           --------        --------
                  Total current liabilities                   5,362           5,147

LONG-TERM DEBT                                                2,189           2,568
                                                           --------        --------
                  Total liabilities                           7,551           7,715
                                                           --------        --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 8,669,830 and 8,521,484 outstanding         13,754          13,151
   Retained earnings                                         18,326          16,144
   Accumulated translation adjustment                          (731)           (767)
                                                           --------        --------
                  Total shareholders' equity                 31,349          28,528
                                                           --------        --------
TOTAL                                                      $ 38,900        $ 36,243
                                                           ========        ========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                             1998            1997            1998            1997
                                           --------        --------        --------        --------
NET REVENUES:
   Product sales                           $  6,249        $  8,433        $ 25,572        $ 23,475
   Service                                      756             983           2,699           2,899
                                           --------        --------        --------        --------
   Total net revenues                         7,005           9,416          28,271          26,374
                                           --------        --------        --------        --------
COSTS AND EXPENSES:
   Cost of product sales                      2,782           3,019          10,409           8,658
   Cost of service                              835             988           2,787           2,725
   Research and development                     886             772           3,180           2,111
   Acquired in-process research and
     development                               --              --             2,036            --
   Selling                                    1,366           1,508           4,467           4,397
   General and administrative                   614             716           2,093           1,965
                                           --------        --------        --------        --------
   Total costs and expenses                   6,483           7,003          24,972          19,856
                                           --------        --------        --------        --------
OPERATING INCOME                                522           2,413           3,299           6,518
                                           --------        --------        --------        --------
OTHER INCOME (EXPENSE):
   Interest income                              146             132             463             373
   Interest expense                             (23)            (36)            (69)            (85)
   Other, net                                    42             (32)           (106)            (38)
                                           --------        --------        --------        --------
   Total other income (expense), net            165              64             288             250
                                           --------        --------        --------        --------
INCOME  BEFORE PROVISION
 FOR  INCOME TAXES                              687           2,477           3,587           6,768
PROVISION FOR INCOME TAXES                      274             973           1,405           2,618
                                           --------        --------        --------        --------
NET INCOME                                 $    413        $  1,504        $  2,182        $  4,150
                                           ========        ========        ========        ========
NET INCOME PER SHARE:
   Basic                                   $    .05        $    .18        $    .25        $    .50
                                           ========        ========        ========        ========
   Diluted                                 $    .05        $    .17        $    .24        $    .47
                                           ========        ========        ========        ========
SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                      8,669           8,327           8,618           8,290
                                           ========        ========        ========        ========
   Diluted                                    9,074           9,002           9,018           8,780
                                           ========        ========        ========        ========

See Notes to Consolidated Financial Statements


                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                              1998            1997
                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  2,182        $  4,150
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                                 153             161
   Purchase of in-process research and development             2,036            --
   Deferred taxes                                               (906)            367
   Changes in assets and liabilities:
       Accounts receivable                                      (890)            (10)
       Inventories                                            (2,769)         (1,230)
       Prepaid expenses and other                                136            (501)
       Accounts payable and other current liabilities           (323)            624
       Income taxes payable                                      (29)         (1,221)
                                                            --------        --------
Net cash provided by (used in) operating activities             (410)          2,340
                                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                        (12,823)        (13,547)
   Sales/maturities of short-term investments                 13,498          10,583
   Capital expenditures                                         (170)            (64)
   Product line acquisition                                   (3,038)           --
                                                            --------        --------
Net cash used in investing activities                         (2,533)         (3,028)
                                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                 (551)           (251)
   Issuance of common stock                                      603             299
                                                            --------        --------
Net cash provided by financing activities                         52              48
                                                            --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        1,923             713
                                                            --------        --------
NET CHANGE IN CASH AND EQUIVALENTS                              (968)             73
CASH AND EQUIVALENTS, beginning of period                      3,656           1,725
                                                            --------        --------
CASH AND EQUIVALENTS, end of period                         $  2,688        $  1,798
                                                            ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                   $     73        $     85
                                                            ========        ========
   Cash paid for income taxes                               $  2,223        $  4,161
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

Note 2.       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                September 30,      December 31,
                                                     1998               1997
                                                --------------    --------------
         Raw materials and subassemblies        $   3,790         $    2,676
         Work in process                            4,226              1,528
         Finished goods                             3,479              2,934
                                                -------------     --------------
                                                $  11,495         $    7,138
                                                =============     ==============

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

               Fair value of tangible assets acquired         $  1,923
               In-process research and development               2,036
               Liabilities assumed                                (734)
                                                                 -----
               Purchase consideration                          $ 3,225
                                                                 =====

In addition, during the three months ended March 31, 1998, the Company hired certain former employees of OSI and incurred approximately $350,000 in related, non-recurring hiring expenses (such expenses are classified in the statement of income according to the employees' function).

Note 4.       Other Current Liabilities

       Other current liabilities consist of the following (in thousands):

                                       September 30, 1998    December 31, 1997
                                       ------------------    -----------------
         Commissions payable             $     463             $      564
         Accrued warranty                      975                    479
         Other                               1,157                    450
                                         -------------         --------------
                                         $   2,595             $    1,493
                                         =============         ==============

Note 5.       Net Income Per Share

       The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):
                                                  Three Months Ended       Nine Months Ended
                                                     September 30             September 30
Weighted average common shares                      1998        1997        1998        1997
                                                   -----       -----       -----       -----
  outstanding-shares used in basic
  net income per share computation                 8,669       8,327       8,618       8,290
Dilutive effect of common stock equivalents,
  using the treasury stock method                    405         675         400         490
                                                   -----       -----       -----       -----
Shares used in dilutive net income
  per share computation                            9,074       9,002       9,018       8,780
                                                   =====       =====       =====       =====

       During the three and nine month periods ended September 30, 1998 and 1997, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At September 30, 1998, 71,000 such common stock options with a weighted average exercise price of $7.80 per share were excluded from the diluted net income per share computations.

Note 6.       Comprehensive Income

       In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources ("comprehensive income") . For the three months ended September 30, 1998 and 1997, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $575,000 and $1,307,000, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive income was $2,216,000 and $3,984,000, respectively.

Note 7.       New Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Total net revenues for the three months ended September 30, 1998 were $7,005,000, a decrease of $2,411,000 or 26% from the comparable period in 1997. For the nine months ended September 30, 1998, total net revenues of $28,271,000 increased by $1,897,000 or 7% from the comparable period in 1997. Product sales of $6,249,000 for the three months ended September 30, 1998, decreased $2,184,000 or 26% as compared with the same periods during 1997. This decrease resulted from a generally weakening demand for semiconductor equipment observed in the U.S., Japan and Pacific Rim countries which was offset, to some extent, by increased sales of the Company's products to magnetic disk and flat panel manufacturers. Product sales of $25,572,000 for the nine months ended September 30, 1998, increased $2,097,000 or 9% as compared with the same period during 1997. The increase in product sales resulted from stronger demand for, and increased shipments of, the Company's products during the first two quarters of 1998, especially for its automated products, particularly from customers in the Far East and Europe. Service revenue of $756,000 and $2,699,000 for the three months and nine months ended September 30, 1998, respectively, decreased $227,000 or 23% and $200,000 or 7%, respectively, as compared to the same periods in 1997. These decreases in service revenue are primarily attributable to lower sales of accessories in the U.S. and Japan.

         Cost of product sales as a percentage of product sales increased to 45% in the third quarter of 1998 from 36% in the third quarter of 1997 due to lower sales volume resulting in higher per unit manufacturing costs. Cost of product sales as a percentage of product sales increased to 41% in the nine months ended September 30, 1998 from 37% for the same period in 1997 primarily because of Metra sales, which had a lower gross margin than the Company's other products and underabsorbed manufacturing costs related to the start up of production on the Metra product line during the first two quarters of 1998. Cost of service as a percentage of service revenue increased to 110% in the third quarter of 1998 from 101% in the third quarter of 1997 and increased to 103% in the nine months ended September 30, 1998 from 94% for the same period in 1997 as a result of the increased cost of additional headcount associated with servicing the Company's new Metra product line that did not account for a proportional increase in service revenue.

         Research and development expenses for the three month and nine month periods ended September 30, 1998 increased $114,000 or 15% and $1,069,000 or 51% respectively, compared to the same periods in 1997 due primarily to the increased cost of additional headcount associated with research and development for the Company's new Metra overlay registration product line and its new Nanospec 9000 integrated dry wafer thickness metrology product line.

         In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and in-process technology related to OSI's Metra product line. Of this purchase price, $2,036,000 related to the value of in-process technology that had no alternative future use and was charged to expense in the accompanying statement of income for the nine months ended September 30, 1998. The Company's increase in research and development expenses discussed above is primarily attributable to efforts to bring the acquired in-process technology to completion.

         Selling expenses in the third quarter of 1998 decreased by $142,000 or 9% compared to the third quarter of 1997 as a result of lower commission and other expenses associated with lower sales. Selling expenses for the nine months ended September 30, 1998 increased $70,000 or 2% compared to the same period in 1997 primarily because of the increased cost of additional headcount associated with the sales and marketing of the Company's new Metra product line.

         General and administrative expenses for the third quarter of 1998 decreased by $102,000 or 14% compared to the third quarter of 1997 due to spending associated with the decreased level of operations in the third quarter of 1998. General and administrative expenses for the nine month period ended September 30, 1998 increased by $128,000 or 7% compared to the same period in 1997 primarily as a result of spending associated with the increased level of operations during the first two quarters of 1998.

         Other income (expense), net for the three month and nine month periods ended September 30, 1998 increased $101,000 or 158% and $38,000 or 15% respectively, from the comparable periods in 1997 due primarily to exchange rate gains in the third quarter of 1998 and to higher interest income in 1998.

         The Company reported an operating income of $522,000 and net income of $413,000 for the third quarter of 1998 compared to an operating income of $2,413,000 and net income of $1,504,000 for the same period in 1997. For the first nine months of 1998, the Company reported an operating income of $3,299,000 and net income of $2,182,000 which compared to an operating income of $6,518,000 and net income of $4,150,000 for the same period in 1997.


Liquidity and Capital Resources

         At September 30, 1998, the Company had working capital of $30,244,000 compared to $28,636,000 at December 31, 1997. The current ratio at September 30, 1998 was 6.6 to 1. The Company believes working capital including cash and short-term investments of $11,608,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first nine months of 1998 used cash of $410,000 primarily from increased accounts receivable and inventory which were offset to some extent by net income adjusted for the in-process technology purchase of the Metra product line, while the net purchases of short-term investments provided $675,000, capital expenditures used $170,000, purchase of the Metra product line used $3,038,000, debt repayment used $551,000 and issuance of common stock provided $603,000.


Forward Looking Statements

         The foregoing Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors, including (i) demand for the Company's products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by the Company, (ii) patterns of capital spending by customers, (iii) technological changes in the markets served by the Company and its customers, (iv) market acceptance of existing and new products and product enhancements of both the Company and its customers, (v) the timing, cancellation or delay of customer orders and shipments, (vi) competition, including competitive pressure on product prices and changes in pricing by the Company's customers or suppliers, (vii) fluctuation in foreign currency exchange rates, particularly the Japanese yen, (viii) the proportion of direct sales versus sales through distributors and representatives, (ix) the timing of new product announcements and releases of products by the Company or its competitors, including the Company's ability to design, introduce and manufacture new products on a timely and cost effective basis, (x) the size and timing acquisitions of business, products or technologies and fluctuations in the availability and cost of components and subassemblies, (xi) economic downturns in Asia and the general condition of the U.S. economy, which may negatively affect sales of the Company's products and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1997 Annual Report on form 10-K. The Company undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


Year 2000 Issues

         The Year 2000 issue is the result of many currently installed computer programs being written using two digits rather than four to define the applicable year. As a result, these computer programs are unable to distinguish between 21st century dates and 20th century dates and could cause computer system failures or miscalculations that result in significant business disruptions.

         The Company has begun to undertake an initiative intended to identify, assess and remediate its Year 2000 issues so that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, computer equipment and software includes the Company's information technology ("IT") systems as well as non-information technology systems such as alarm systems and fax machines. In addition, both IT systems and non-IT systems may contain third-party embedded technology that is not Year 2000 ready. With respect to its IT systems, the Company has purchased a Year 2000 upgrade license from the vendor and expects to implement the upgrade by mid-1999. The Company currently expects that the cost of the upgrade license and the related internal and external costs to implement it will approximate $140,000. With respect to its non-IT systems, the Company is currently in the process of identifying potential Year 2000 issues and the extent to which any material Year 2000 issues exist. At this point, the Company has not yet developed a contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been identified. The Company plans to complete such contingency planning no later than December 31, 1999.

         Many of the Company's products incorporate computer software to control certain add-on features and functionality. Although recent versions of most of the Company's products incorporate software that is Year 2000 ready, the Company is in the process of assessing the extent to which certain of its products are not Year 2000 ready and what action, if any, will be necessary to remediate significant Year 2000 issues in those products. The Company has not approximated the scope and therefore the cost of such actions, and such costs may adversely affect the Company's results of operations in a given period. These Year 2000 issues, if not remediated prior to the Year 2000, may result in negative customer reaction, harm to the Company's reputation and possible litigation any or all of which could adversely affect the Company's future operating results.

         The costs of the Company's Year 2000 assessment and remediation efforts and the ability of the Company to complete such efforts are Company estimates based on various assumptions, including the availability of resources. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from these estimates. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues and the ability to identify, assess and remediate all relevant computer programs and embedded technology.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         Ex. 10.1 - Amendment to and Restatement of Salary Reduction Agreement
         Ex. 27   - Financial Data Schedule

B.       Reports on Form 8-K.

         None.

                            NANOMETRICS INCORPORATED

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
-------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
-------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
-------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  November 10, 1998