Form 10-Q/A
period 1998-03-31
NANOMETRICS INC
filed 1999-02-16
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A



X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934


For the quarterly period ended March 31, 1998 or
                               --------------

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number                       0-13470
                       ----------------------------------------------------

                            NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                        94-2276314
---------------------------------------                    ---------------------
   (State or other jurisdiction of                          (I. R. S. Employer
    incorporation or organization)                          Identification No.)


  310 DeGuigne Drive, Sunnyvale,  CA                              94086
---------------------------------------                    ---------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
                                                    -----------------------

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

                            NANOMETRICS INCORPORATED

                                   Form 10-Q/A

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on May 14, 1998, and is being filed to reflect the restatement of the Registrant's Condensed Consolidated Financial Statements. See Note 2 to the Notes to Condensed Consolidated Financial Statements for a discussion of the basis for such restatement.


                                                        INDEX



Part I.  Financial Information                                                                                                  Page

                                                                                                                                ----
    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 1998 (as  restated)  and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

             Condensed  Consolidated  Statements  of Income  Three  months ended
             March 31, 1998 (as restated)
             and  1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

             Condensed Consolidated  Statements of Cash Flows Three months ended
             March 31, 1998 (as restated)
             and  1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

             Notes to Condensed Consolidated Financial
             Statements.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6


    Item 2.  Management's Discussion and Analysis of
             Financial  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10


Part II.     Other Information

     Item 6. Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14


Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                                              NANOMETRICS INCORPORATED
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Amounts in thousands except share amounts)
                                                      (Unaudited)


                                                                                                  March 31              December 31,
                                                                                                    1998                     1997
                                                                                                   --------                --------
                                                                                                (As Restated)*
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                                            $  2,902                $  3,656
   Short-term investments                                                                             9,592                   9,595
   Accounts receivable, less allowance for
     doubtful accounts of $412 and $413                                                               9,829                  10,225
   Inventories                                                                                        9,674                   7,138
   Deferred income taxes                                                                              1,865                   2,094
   Prepaid expenses and other                                                                         1,327                   1,075
                                                                                                   --------                --------
         Total current assets                                                                        35,189                  33,783
PROPERTY, PLANT AND EQUIPMENT, Net                                                                    2,200                   2,187
OTHER ASSETS                                                                                          1,684                     273
                                                                                                   --------                --------
TOTAL                                                                                              $ 39,073                $ 36,243
                                                                                                   ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                $  2,148                $  1,889
   Accrued payroll and related expenses                                                                 984                     596
   Other current liabilities                                                                          2,330                   1,493
   Income taxes payable                                                                               1,159                     565
   Current portion of long-term debt                                                                    555                     604
                                                                                                   --------                --------
         Total current liabilities                                                                    7,176                   5,147
LONG-TERM DEBT, Net of current portion                                                                2,441                   2,568
                                                                                                   --------                --------
         Total liabilities                                                                            9,617                   7,715
                                                                                                   --------                --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 8,608,116 and 8,521,484 outstanding                                                 13,489                  13,151
   Retained earnings                                                                                 16,768                  16,144
   Accumulated translation adjustment                                                                  (801)                   (767)
                                                                                                   --------                --------
         Total shareholders' equity                                                                  29,456                  28,528
                                                                                                   --------                --------

TOTAL                                                                                              $ 39,073                $ 36,243
                                                                                                   ========                ========

*  See Note 2 to the Notes to Condensed Consolidated Financial Statements

    See Notes to Condensed Consolidated Financial Statements

                                                                 3

                            NANOMETRICS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                                             (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
                                                         --------      --------
                                                       (As Restated)*
NET REVENUES:
   Product sales                                         $  9,618      $  7,301
   Service                                                    920           958
                                                         --------      --------

   Total net revenues                                      10,538         8,259
                                                         --------      --------

COSTS AND EXPENSES:
   Cost of product sales                                    3,629         2,737
   Cost of service                                            985           863
   Research and development                                 1,231           674
   Acquired in-process research and development             1,421          --
   Selling                                                  1,572         1,263
   General and administrative                                 785           636
                                                         --------      --------

   Total costs and expenses                                 9,623         6,173
                                                         --------      --------

INCOME FROM OPERATIONS                                        915         2,086
                                                         --------      --------

OTHER INCOME (EXPENSE):
   Interest income                                            161           115
   Interest expense                                           (26)          (25)
   Other, net                                                  (9)          (11)
                                                         --------      --------
   Total other income, net                                    126            79
                                                         --------      --------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                           1,041         2,165

PROVISION FOR INCOME TAXES                                    417           891
                                                         --------      --------

NET INCOME                                               $    624      $  1,274
                                                         ========      ========

NET INCOME  PER SHARE:
  Basic                                                  $   0.07      $   0.15
                                                         ========      ========
  Diluted                                                $   0.07      $   0.15
                                                         ========      ========

SHARES USED IN PER SHARE COMPUTATION:
  Basic                                                     8,545         8,260
                                                         ========      ========
  Diluted                                                   8,978         8,673
                                                         ========      ========


* See Note 2 to the Notes to Condensed Consolidated Financial Statements

   See Notes to Condensed Consolidated Financial Statements


                                              NANOMETRICS INCORPORATED
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Amounts in thousands)
                                                     (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                      1998                    1997
                                                                                                     -------                -------
                                                                                                  (As Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                        $   624                $ 1,274
   Adjustments  to  reconcile  net  income  to net cash provided  by  operating activities:
   Depreciation and amortization                                                                          49                     77
   Purchase of in-process technology                                                                   1,421                   --
   Deferred taxes                                                                                       (652)                  (460)
   Changes in assets and liabilities net of effects of product line acquisition:
       Accounts receivable                                                                               642                     90
       Other receivables                                                                                --                      (48)
       Inventories                                                                                      (959)                  (274)
       Prepaid expenses and other                                                                       (277)                   (25)
       Accounts payable and other liabilities                                                            574                    254
       Income taxes payable                                                                              699                   (724)
                                                                                                     -------                -------

Net cash provided by  operating activities                                                             2,121                    164
                                                                                                     -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                                 (1,951)                (2,940)
   Sales/maturities of short-term investments                                                          1,954                  1,958
   Capital expenditures                                                                                  (85)                   (47)
   Product line acquisition                                                                           (3,038)                  --
                                                                                                     -------                -------

Net cash used in investing activities                                                                 (3,120)                (1,029)
                                                                                                     -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                         (115)                   (81)
   Issuance of common stock                                                                              338                     11
                                                                                                     -------                -------

Net cash provided by (used in)  financing activities                                                     223                    (70)
                                                                                                     -------                -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                   22                  1,179
                                                                                                     -------                -------

NET CHANGE IN CASH AND EQUIVALENTS                                                                      (754)                   244
CASH AND EQUIVALENTS, beginning of period                                                              3,656                  1,725
                                                                                                     -------                -------

CASH AND EQUIVALENTS, end of period                                                                  $ 2,902                $ 1,969
                                                                                                     =======                =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                                            $    26                $    25
                                                                                                     =======                =======

   Cash paid for income taxes                                                                        $   359                $ 1,622
                                                                                                     =======                =======

* See Note 2 to the Notes to Condensed Consolidated Financial Statements

   See Notes to Condensed Consolidated Financial Statements

                                                                 5

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

    While the quarterly financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.        Restatement of Quarterly Financial Statements

    Subsequent to the issuance of the Company's March 31, 1998 condensed consolidated financial statements, the Securities and Exchange Commission ("the SEC") issued new guidance on its views regarding the valuation methodology used in determining acquired in-process research and development expensed on the date of acquisition. As a result of the new guidance, the Company has modified its methods used to value the acquired in-process research and development and other intangible assets acquired in connection with the Optical Specialties, Inc. ("OSI") product line acquisition (see Note 4 below). The revised valuation is based on management estimates of the after-tax net cash flows and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to in-process research and development decreased from $2,036,000 to $1,421,000, and the amount ascribed to other intangible assets increased from $0 to $615,000.


    The condensed consolidated financial statements as of March 31, 1998 and for the three months then ended have been restated from amounts previously reported to reflect the revised valuation of assets acquired including goodwill, core and developed technology and in-process research and development. The effects of such restatement are summarized as follows (in thousands, except per share amounts):

                                                                                                            Three Months Ended
                                                                                                              March 31, 1998
                                                                                                              --------------
                                                                                              As Previously Reported     As Restated
                                                                                              ----------------------     -----------

   Acquired in-process research and development                                                      $ 2,036                 $ 1,421

   Income from operations                                                                            $   300                 $   915

   Income before provision for income taxes                                                          $   426                 $ 1,041

   Provision for income taxes                                                                        $   171                 $   417

   Net income                                                                                        $   255                 $   624

   Basic net income per share                                                                        $  0.03                 $  0.07

   Diluted net income per share                                                                      $  0.03                 $  0.07


                                                                                                            At March 31, 1998
                                                                                                            -----------------
                                                                                              As Previously Reported     As Restated
                                                                                              ----------------------     -----------
   Deferred income taxes                                                                             $ 2,111                 $ 1,865

   Other assets                                                                                      $ 1,069                 $ 1,684

   Retained earnings                                                                                 $16,399                 $16,768

   Total shareholders' equity                                                                        $29,087                 $29,456



Note 3.        Inventories

   Inventories are stated at the lower of cost (first-in,first-out) or market and consist of the following (in thousands):

                                                     March 31,      December 31,
                                                       1998              1997
                                                     --------         ---------
    Raw materials and subassemblies                  $  5,942         $   2,934
    Work in process                                     2,705             1,528
    Finished goods                                      1,027             2,676
                                                     --------         ---------
                                                     $  9,674         $   7,138
                                                     ========         =========

Note 4.        Product Line Acquisition

    On March 30, 1998 the Company entered into an agreement with OSI to purchase a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in submicron lithography. Under the agreement, the Company paid approximately $3.2 million in cash (of which $187,000 was accrued and remained unpaid as of March 31, 1998) for the assets and in-process research and development. The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows (in thousands):

         Total Purchase Price:
               Total cash consideration                                $3,225
                                                                       ======
         Purchase Price Allocation:
               Tangible assets                                         $1,923
               Intangible assets:
                  Core and developed technology                           419
                  Goodwill                                                196
               In-process research and development                      1,421
               Tangible liabilities                                     (734)
                                                                       ------
                                                                       $3,225
                                                                       ======

    The intangible assets are recorded within other assets in the accompanying condensed consolidated balance sheet as of March 31, 1998 and are being amortized over a five year useful life.

    The valuation was based on management's estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Nanometrics-specific considerations which would result in estimates of investment value for the subject assets; and (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel. The value of core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process research and development were consistent with the relative contributions of each to the final product. The allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for the products currently in process.

    As noted above, the Company recorded a one-time charge of $1,421,000 in the first quarter of 1998 for acquired in-process research and development related to a development project that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. The conclusions that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both Nanometrics and OSI.

    The project to complete the Metra 7000 product includes the completion of a software platform design started by OSI in 1997. As of the acquisition date, the Metra 7000 had yet to achieve technological feasibility since there was not a working prototype with a reliable new software platform. At the time of the acquisition, the estimated cost to complete this software and related development was approximately $300,000. Management expects that the Metra 7000 product will be available for sale by June 1998. The Company will begin to benefit from the acquired research and development related to this product once it begins shipping products to customers. Failure to reach successful completion of this product could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or result of operations.

    Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort, using projections prepared by Nanometrics' management; and (ii) percentage complete of 77% for the Metra project estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Nanometrics and OSI; and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process Metra 7000 products. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flow from the product being developed, a portion of this cash flow was attributed to the core technology, which is embodied in the in-process Metra 7000 product line and enables the development of the Metra 7000 quicker and more cost effectively. When estimating the value of the developed, core and in-process technologies, discount rates of 25%, 30% and 35% respectively, were used. These discount rates consider both the status and risk associated with the respective cash flows as of the acquisition date.

    In addition, during the three months ended March 31, 1998, the Company hired certain former employees of OSI and incurred approximately $350,000 in related, non-recurring hiring expenses (such expenses are classified in the accompanying condensed consolidated statement of income according to the employees' function).

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


Note 6.        Recently Adopted Accounting Standard

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources ("comprehensive income"). For the three months ended March 31, 1998 and 1997, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $590,000 and $1,094,000, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product Line Acquisition

   On March 30, 1998, the Company entered into an agreement with Optical Specialties, Inc. ("OSI") to purchase a metrology system product line and related assets to measure the critical dimensions and overlay registration errors observed in submicron lithography. Subsequent to the issuance of the Company's March 31, 1998 condensed consolidated financial statements, the Securities and Exchange Commission ("the SEC") issued new guidance on its views regarding the valuation methodology used in determining acquired in-process research and development expensed on the date of acquisition. As a result of the new guidance, the Company has modified its methods used to value the acquired in-process research and development and other intangible assets acquired in connection with the OSI product line acquisition. The revised valuation was based on management estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to in-process research and development decreased from $2,036,000 to $1,421,000 and the amount ascribed to other intangible assets increased from $0 to $615,000. Accordingly, the Company's Condensed Consolidated Financial Statements and Management Discussion and Analysis of Financial
Condition  and  Results  of  Operations  have  been  restated  to  reflect  such adjustments described herein and in Note 2 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

    Total net revenues for the first quarter of 1998 were $10,538,000, an increase of $2,279,000 or 28% from the same quarter in 1997. Product sales of $9,618,000 increased $2,317,000 or 32% for the first quarter of 1998 compared to the same period in 1997 resulting from increased demand for the Company's automated products especially to customers in the U.S., Japan and Taiwan. Service revenue of $920,000 decreased $38,000 or 4% for the first quarter of 1998 compared to the same period in 1997. This decrease in service revenue is primarily attributable to decreased sales of accessories in the U.S. and the Far East in 1998.

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

    In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and in-process research and development related to OSI's Metra product line. Of this purchase price, $1,421,000 related to the value of in-process research and development that had no alternative future use and was charged to expense in the accompanying condensed consolidated statement of income for the three months ended March 31, 1998.

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

    Income from operations of $915,000 and net income of $624,000 in the first quarter of 1998 included pre-tax charges of $1,421,000 for the write-off of in-process research and development relating to the Metra overlay registration product line acquired from OSI and $350,000 in non-recurring hiring expenses for certain OSI employees. Excluding these charges, income from operations was $2,686,000 and net income was $1,687,000 in the first quarter of 1998 compared to income from operations of $2,086,000 and net income of $1,274,000 for the same period in 1997.


Liquidity and Capital Resources

    At March 31, 1998, the Company had working capital of $28,013,000 compared to $28,636,000 at December 31, 1997. The current ratio at March 31, 1998 was 4.9 to 1. The Company believes working capital including cash and short-term investments of $12,494,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first three months of 1998 provided cash of $2,121,000 primarily from net income adjusted for the in-process technology purchase of the Metra product line, while the purchase of short-term investments net of sales/maturities provided $3,000, capital expenditures used $85,000, purchase of the Metra product line used $3,038,000, debt repayment used $115,000 and issuance of common stock provided $338,000.

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

Year 2000 Issues

Many computer systems are expected to experience problems handling dates around the year 2000 ("Y2K"). The Y2K issue is the result of many currently installed computer programs being written using two digits rather than four to define the applicable year. As a result, these computer programs are unable to distinguish between 21st century dates and 20th century dates and could cause computer system failures or miscalculations that result in significant business disruptions. Described below are the actions the Company has taken, and plans to take, to address the potential problems resulting as systems attempt to handle dates around the millennium.

State of Readiness The Company's upper management has discussed and agreed upon a comprehensive plan to address its Y2K issues. The Y2K plan includes the following activities: gathering data and taking inventory; testing systems and products to evaluate Y2K compliance; execution of remediation activities to fix non-compliant products and systems; and monitoring and testing products and systems on an ongoing basis. The major business areas impacted are:

     Products: Many of the Company's products incorporate computer software to control certain add-on features and functionality. The Company's products are measurement tools and Y2K issues arise in the Company's products where database functions are used (e.g. storage of measurement data). The Company has completed testing and evaluation of its products for Y2K compliance. As a result of such evaluation, the Company believes that: (i) most of its current product lines are Y2K compliant;

     (ii) upgrades are currently available or will be available by mid-1999 for non-Y2K compliant automated products; and (iii) as database functionality is not used in certain older obsolete products and in non-automated systems, Y2K compliance is not believed to be an issue.

     Procurement: Critical suppliers have been contacted and status of products and internal systems have been verified. The Company is in the process of evaluating the balance of its supplier base. This evaluation is expected to be completed by March 31, 1999.

     Manufacturing: The Company's assembly and test equipment is scheduled for ongoing upgrades to Y2K compliant configurations through mid-1999. The Company's primary manufacturing application software system is scheduled to be upgraded to be Y2K compliant by mid-1999. The cost of such upgrade is included in the estimate of the costs to upgrade the information technology as discussed below.

     Information Technology Systems ("IT"): The Company has conducted a survey of its IT hardware and software and has identified substantially all non-Y2K compliant hardware and software. The Company has purchased a Y2K upgrade license from its IT vendor and expects to implement the upgrade by mid-1999. The Company currently estimates the cost of the upgrade license and the related internal and external costs to implement will approximate $140,000.

     Facilities and Infrastructure: An assessment of the Y2K readiness of owned and leased assets has been performed and systems which will require upgrade or replacement include the security and card key system and the voicemail system.

Costs While the Company has not yet completed the entire evaluation of the required activities to address the Y2K issues, the Company currently believes that the estimated costs of Y2K compliance efforts are not expected to be material to the Company.

Risks The Company believes the most reasonably likely worst case Y2K scenarios include the following:

Customers could change their buying patterns in a number of ways, including accelerating or delaying purchases of, or replacement of, the Company's products and services.

The Company could experience a disruption in service to its customers as a result of the failure of third party products, including the following: third party products which are non-compliant and are incorporated into the Company's products could cause the products to fail; a breakdown in telephone, e-mail, voicemail, could impact the responsiveness of the Company's customer service department; Y2K problems at a number of the Company's suppliers including banks, telephone companies and the United States Postal Service could have a pervasive impact on the Company's business as a whole; and product features that rely on date parameters (generally date dependent routings and operating reports) could malfunction.

Although the Company's products are undergoing both Y2K specific, and its normal testing procedures, its products may not contain all of the necessary date code or other changes to operate in the year 2000. Any failure of such products to perform could result in: claims and lawsuits against the Company; significantly impaired customer satisfaction resulting in customers withholding cash owed to the Company and delaying or canceling orders; and managerial and technical resources being diverted away from product development and other business activities.

Any of the above stated consequences, in addition to others which the Company cannot yet foresee, could have a significant adverse impact on the Company's business, operating results and financial condition.

Contingency Plan The Company currently believes that its plan is adequate to address its Y2K issues, and accordingly, does not believe that it is practical to develop a comprehensive contingency plan. Based on the current plan's timeline, the Company believes that it would be able to determine the effectiveness of the current plan by mid-1999. As such, in the event that its current plan is not adequate to address the Y2K issues, the Company believes that there will be adequate time to establish and implement a contingency plan. Once a contingency plan is implemented, however, the Company cannot be certain that such a plan would prevent significant Y2K problems from having a material adverse effect on the Company's business, operating results and financial condition.

Forward Looking Statements

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

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
---------------------------
Vincent J. Coates
Chairman of the Board


/s/ John Heaton
---------------------------
John Heaton
Chief Executive Officer


/s/ Paul B. Nolan
---------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  February 16, 1999