Form 10-Q/A
period 1998-06-30
NANOMETRICS INC
filed 1999-02-16
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number          0-13470
                       ----------------------------


                            NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                       94-2276314
-------------------------------                       ------------------
(State or other jurisdiction of                       (I. R. S. Employer
 incorporation or organization)                       Identification No.)


   310 DeGuigne Drive, Sunnyvale, CA                         94086
----------------------------------------                  ----------
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

                                YES _X_   NO ___


At July 14, 1998 there were 8,663,998 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                   Form 10-Q/A

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 11, 1998, and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of the basis for such restatement.


                                      INDEX

Part I.  Financial Information                                              Page
                                                                            ----

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               June 30, 1998 (as restated) and December 31, 1997 ..........  3

               Consolidated Statements of Income -
               Three months and six months  ended
               June 30, 1998 (as restated) and 1997 .......................  4

               Consolidated  Statements  of Cash Flows
               Six months ended June 30, 1998 (as restated)
               and 1997 ...................................................  5

               Notes to Consolidated Financial
               Statements .................................................  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............. 10



Part II.  Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders ........ 14

     Item 6.   Exhibits and Reports on Form 8-K ........................... 14

Signatures ................................................................ 15

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                                                      NANOMETRICS INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                             (Amounts in thousands except share amounts)
                                                             (Unaudited)

                                                                                                  June 30,              December 31,
                                                                                                    1998                     1997
                                                                                                   --------                --------
                                                                                               (As Restated)*
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                                            $    933                $  3,656
   Short-term investments                                                                             9,872                   9,595
   Accounts receivable, less allowance for
     doubtful accounts of $410 and $413                                                              11,379                  10,225
   Inventories                                                                                       10,746                   7,138
   Deferred income taxes                                                                              1,881                   2,094
   Prepaid expenses and other                                                                           760                   1,075
                                                                                                   --------                --------

                  Total current assets                                                               35,571                  33,783

PROPERTY, PLANT AND EQUIPMENT, NET                                                                    2,112                   2,187

OTHER ASSETS                                                                                          1,682                     273
                                                                                                   --------                --------

TOTAL                                                                                              $ 39,365                $ 36,243
                                                                                                   ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                $  2,062                $  1,889
   Accrued payroll and related expenses                                                                 618                     596
   Other current liabilities                                                                          2,447                   1,493
   Income taxes payable                                                                                 359                     565
   Current portion of long-term debt                                                                    600                     604
                                                                                                   --------                --------

                  Total current liabilities                                                           6,086                   5,147

LONG-TERM DEBT                                                                                        2,185                   2,568
                                                                                                   --------                --------

                  Total liabilities                                                                   8,271                   7,715
                                                                                                   --------                --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 8,663,998 and 8,521,484 outstanding                                                 13,726                  13,151
   Retained earnings                                                                                 18,263                  16,144
   Accumulated translation adjustment                                                                  (895)                   (767)
                                                                                                   --------                --------
                  Total shareholders' equity                                                         31,094                  28,528
                                                                                                   --------                --------

TOTAL                                                                                              $ 39,365                $ 36,243
                                                                                                   ========                ========

*See Note 2 to Consolidated Financial Statements

See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                             June 30,                            June 30,
                                                                    1998               1997              1998                1997
                                                                  --------           --------           --------           --------
                                                               (As Restated)*                        (As Restated)*
NET REVENUES:
   Product sales                                                  $  9,705           $  7,741           $ 19,323           $ 15,042
   Service                                                           1,023                958              1,943              1,916
                                                                  --------           --------           --------           --------

   Total net revenues                                               10,728              8,699             21,266             16,958
                                                                  --------           --------           --------           --------

COSTS AND EXPENSES:
   Cost of product sales                                             4,029              2,902              7,658              5,639
   Cost of service                                                     967                874              1,952              1,737
   Research and development                                          1,063                665              2,294              1,339
   Acquired in-process research and
     development                                                      --                 --                1,421               --
   Selling                                                           1,529              1,626              3,101              2,889
   General and administrative                                          694                613              1,479              1,249
                                                                  --------           --------           --------           --------

   Total costs and expenses                                          8,282              6,680             17,905             12,853
                                                                  --------           --------           --------           --------

OPERATING INCOME                                                     2,446              2,019              3,361              4,105

OTHER INCOME (EXPENSE):
   Interest income                                                     156                126                317                241
   Interest expense                                                    (20)               (24)               (46)               (49)
   Other, net                                                         (139)                 5               (148)                (6)
                                                                  --------           --------           --------           --------
   Total other income (expense), net                                    (3)               107                123                186
                                                                  --------           --------           --------           --------

INCOME  BEFORE PROVISION
 FOR  INCOME TAXES                                                   2,443              2,126              3,484              4,291

PROVISION FOR INCOME TAXES                                             948                753              1,365              1,644
                                                                  --------           --------           --------           --------

NET INCOME                                                        $  1,495           $  1,373           $  2,119           $  2,647
                                                                  ========           ========           ========           ========

NET INCOME PER SHARE:
   Basic                                                          $    .17           $    .17           $    .25           $    .32
                                                                  ========           ========           ========           ========
   Diluted                                                        $    .17           $    .16           $    .24           $    .31
                                                                  ========           ========           ========           ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                                             8,641              8,282              8,593              8,282
                                                                  ========           ========           ========           ========
   Diluted                                                           9,003              8,665              8,991              8,669
                                                                  ========           ========           ========           ========

* See Note 2 to the Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                          1998               1997
                                                                                                         --------          --------
                                                                                                     (As Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                            $  2,119          $  2,646
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                                                                              119               148
   Purchase of in-process technology                                                                        1,421              --
   Deferred taxes                                                                                            (656)              (58)
   Changes in assets and liabilities net of effects of product line acquisition:
       Accounts receivable                                                                                   (830)            2,227
       Other receivables                                                                                       (3)             (135)
       Inventories                                                                                         (2,081)           (1,208)
       Prepaid expenses and other                                                                             255              (354)
       Accounts payable and other liabilities                                                                 265               506
       Income taxes payable                                                                                  (101)           (1,272)
                                                                                                         --------          --------

Net cash provided by (used in) operating activities                                                           508             2,500
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                                     (11,126)          (12,590)
   Sales/maturities of short-term investments                                                              10,849            10,608
   Capital expenditures                                                                                      (123)              (81)
   Product line acquisition                                                                                (3,038)             --
                                                                                                         --------          --------

Net cash used in investing activities                                                                      (3,438)           (2,063)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                              (204)             (167)
   Issuance of common stock                                                                                   575               157
                                                                                                         --------          --------

Net cash provided by financing activities                                                                     371               (10)
                                                                                                         --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                      (164)              611
                                                                                                         --------          --------

NET CHANGE IN CASH AND EQUIVALENTS                                                                         (2,723)            1,038
CASH AND EQUIVALENTS, beginning of period                                                                   3,656             1,725
                                                                                                         --------          --------

CASH AND EQUIVALENTS, end of period                                                                      $    933          $  2,763
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                                                $     49          $     49
                                                                                                         ========          ========

   Cash paid for income taxes                                                                            $  2,122          $  3,679
                                                                                                         ========          ========

* See Note 2 to the Notes to Consolidated Financial Statements

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

Note 2. Restatement of Quarterly Financial Statements

         Subsequent to the issuance of the Company's June 30, 1998 consolidated financial statements, the Securities and Exchange Commission ("the SEC") issued new guidance on its views regarding the valuation methodology used in determining acquired in-process research and development expensed on the date of acquisition. As a result of the new guidance, the Company has modified its methods used to value the acquired in-process research and development and other intangible assets acquired in connection with the Optical Specialties, Inc. ("OSI") product line acquisition (see Note 4 below). The revised valuation is based on management estimates of the after-tax net cash flows and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to in-process research and development decreased from $2,036,000 to $1,421,000, and the amount ascribed to other intangible assets increased from $0 to $615,000.

         The consolidated financial statements as of June 30, 1998 and for the three months and six months then ended have been restated from amounts previously reported to reflect the revised valuation of assets acquired including goodwill, core and developed technology and in-process research and development. The effects of such restatement are summarized as follows (in thousands, except per share amounts):

                                                                             Three Months Ended                Six Months Ended
                                                                               June 30, 1998                     June 30, 1998
                                                                           -----------------------           -----------------------
                                                                       As Previously                     As Previously
                                                                         Reported        As Restated        Reported     As Restated
                                                                         --------        -----------        --------     -----------
Cost of product sales                                                      $3,998           $4,029           $7,627        $7,658

Acquired in-process research and development                               $ --             $ --             $2,036        $1,421

Operating income                                                           $2,477           $2,446           $2,777        $3,361

Income before provision for income taxes                                   $2,474           $2,443           $2,900        $3,484

Provision for income taxes                                                 $  960           $  948           $1,131        $1,365

Net income                                                                 $1,514           $1,495           $1,769        $2,119

Basic net income per share                                                 $  .18           $  .17           $  .21        $  .25

Diluted net income per share                                               $  .17           $  .17           $  .20        $  .24

                                                    At June 30, 1998
                                       ----------------------------------------
                                       As Previously Reported       As Restated
                                       ----------------------       -----------
Deferred income taxes                         $ 2,115                 $ 1,881

Other assets                                  $ 1,098                 $ 1,682

Retained earnings                             $17,913                 $18,263

Total shareholders' equity                    $30,744                 $31,094


Note 3. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       June 30,     December 31,
                                                         1998           1997
                                                       -------         -------
Raw materials and subassemblies                        $ 6,667         $ 2,934
Work in process                                          2,428           1,528
Finished goods                                           1,651           2,676
                                                       -------         -------
                                                       $10,746         $ 7,138
                                                       =======         =======


Note 4. Product Line Acquisition

         On March 30, 1998 the Company entered into an agreement with OSI to purchase a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in submicron lithography. Under the agreement, the Company paid approximately $3.2 million in cash (of which $187,000 was accrued and remained unpaid as of June 30, 1998) for the assets and in-process research and development. The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

Total Purchase Price:
      Total cash consideration                                          $ 3,225
                                                                        =======

Purchase Price Allocation:
      Tangible assets                                                   $ 1,923
      Intangible assets:
         Core and developed technology                                      419
         Goodwill                                                           196
      In-process research and development                                 1,421
      Tangible liabilities                                                 (734)
                                                                        -------
                                                                        $ 3,225
                                                                        =======


         The  intangible   assets  are  recorded  within  other  assets  in  the
accompanying consolidated balance sheet as of June 30, 1998 and are being amortized over a five year useful life.

         The valuation was based on management's estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Nanometrics-specific considerations which would result in estimates of investment value for the subject assets and; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel. The value of core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process research and development were consistent with the relative contributions of each to the final product. The allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for the product currently in process.

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

         The project to complete the Metra 7000 product includes the completion of a software platform design started by OSI in 1997. As of the acquisition date, the Metra 7000 had yet to achieve technological feasibility since there was not a working prototype with a reliable new software platform. At the time of the acquisition, the estimated cost to complete this software and related development was approximately $300,000. The Company began shipments of the Metra 7000 product to a customer in June 1998 and it was at that time that the Company began to benefit from the acquired research and development related to this product.

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

         In addition, during the three months ended March 31, 1998, the Company hired certain former employees of OSI and incurred approximately $350,000 in related, non-recurring hiring expenses (such expenses are classified in the accompanying consolidated statement of income according to the employees' function).

Note 5. Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                           June 30, 1998      December 31, 1997
                                           -------------      -----------------
Commissions payable                           $  528                $  564
Accrued warranty                               1,026                   479
Other                                            893                   450
                                              ------                ------
                                              $2,447                $1,493
                                              ======                ======

Note 6. Net Income Per Share

       The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                             Three Months Ended Six Months Ended
                                                   June 30         June 30
                                                1998    1997    1998     1997
                                                -----   -----   -----   -----
Weighted average common shares
  outstanding-shares used in basic
  net income per share computation              8,641   8,282   8,593   8,282
Dilutive effect of common stock equivalents,
  using the treasury stock method                 362     383     398     387
                                                -----   -----   -----   -----
Shares used in dilutive net income
  per share computation                         9,003   8,665   8,991   8,669
                                                =====   =====   =====   =====


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

Note 7. Comprehensive Income

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources ("comprehensive income"). For the three months ended June 30, 1998 and 1997, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $1,401,000 and $1,584,000, respectively. For the six months ended June 30, 1998 and 1997, comprehensive income was $1,991,000 and $2,678,000, respectively.

Note 8. Recently Issued Accounting Standard

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

Note 9. New Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product Line Acquisition

         On March 30, 1998, the Company entered into an agreement with Optical Specialties, Inc. ("OSI") to purchase a metrology system product line and related assets to measure the critical dimensions and overlay registration errors observed in submicron lithography. Subsequent to the issuance of the Company's June 30, 1998 consolidated financial statements, the Securities and Exchange Commission ("the SEC") issued new guidance on its views regarding the valuation methodology used in determining acquired in-process research and development expensed on the date of acquisition. As a result of the new guidance, the Company has modified its methods used to value the acquired in-process technology and other intangible assets acquired in connection with the OSI product line acquisition. The revised valuation was based on management estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to in-process research and development decreased from $2,036,000 to $1,421,000 and the amount ascribed to other intangible assets increased from $0 to $615,000. Accordingly, the Company's Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect such adjustments described herein and in Note 2 to the Notes to Consolidated Financial Statements.

Results of Operations

         Total net revenues for the three months ended June 30, 1998 were $10,728,000, an increase of $2,029,000 or 23% from the comparable period in 1997. For the six months ended June 30, 1998, total revenues of $21,266,000 increased by $4,308,000 or 25% from the comparable period in 1997. Product sales of $9,705,000 and $19,323,000 for the three months and six months ended June 30, 1998, respectively, increased $1,964,000 or 25% and $4,281,000 or 28%, respectively, as compared with the same periods during 1997. The increases in product sales resulted from stronger demand for, and increased shipments of, the Company's products, especially its automated products, particularly to customers in the Far East and Europe. In addition, sales of the recently acquired Metra product contributed $1,400,000 to revenues in the second quarter of 1998. Service revenue of $1,023,000 and $1,943,000 for the three months and six months ended June 30, 1998, respectively, increased $65,000 or 7% and $27,000 or 1%, respectively, as compared to the same periods in 1997. These increases in service revenue are primarily attributable to higher sales of accessories in the U.S.

         Cost of product sales as a percentage of product sales increased to 42% in the second quarter of 1998 from 37% in the second quarter of 1997 and increased to 40% in the six months ended June 30, 1998 from 37% for the same period in 1997 primarily because of Metra sales which had a lower gross margin than the Company's other products and underabsorbed manufacturing costs related to the start up of production on the Metra product line. Cost of service as a percentage of service revenue increased to 95% in the second quarter of 1998 from 91% in the second quarter of 1997 and increased to 100% in the six months ended June 30, 1998 from 91% for the same period in 1997 as a result of the increased cost of additional headcount associated with servicing the Company's new Metra product line.

         Research and development expenses for the three month and six month periods ended June 30, 1998 increased $398,000 or 60% and $955,000 or 71% respectively, compared to the same periods in 1997 due primarily to the increased cost of additional headcount associated with research and development for the Company's new Metra product line.

         In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and in-process research and development related to OSI's Metra product line. Of this purchase price, $1,421,000 related to the value of in-process technology that had no alternative future use and was charged to expense in the accompanying consolidated statement of income for the six months ended June 30, 1998.

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

         The Company reported an operating income of $2,446,000 and net income of $1,495,000 for the second quarter of 1998 compared to an operating income of $2,019,000 and net income of $1,373,000 for the same period in 1997. For the first six months of 1998, the Company reported an operating income of $3,361,000 and net income of $2,119,000 which compared to an operating income of $4,105,000 and net income of $2,647,000 for the same period in 1997.

Liquidity and Capital Resources

         At June 30, 1998, the Company had working capital of $29,485,000 compared to $28,636,000 at December 31, 1997. The current ratio at June 30, 1998 was 5.8 to 1. The Company believes working capital including cash and short-term investments of $10,805,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first six months of 1998 provided cash of $508,000 primarily from net income adjusted for the in-process technology purchase of the Metra product line which was offset to some extent by increased accounts receivable and inventory, while the net purchases of short-term investments used $277,000, capital expenditures used $123,000, purchase of the Metra product line used $3,038,000, debt repayment used $204,000 and issuance of common stock provided $575,000.

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

B. The following directors were elected to the board of directors:

             Vincent J. Coates
             Nathaniel Brenner
             Norman V. Coates
             John D. Heaton
             Clifford F. Smedley
             Kanegi Nagai

C. The following matters were voted upon at the annual meeting:

                                                       For              Against         Abstain
                                                       ---              -------         -------
1.       To elect the following directors
         to serve for the ensuing year:
         Vincent J. Coates, Chairman                 7,318,208             0              3,500
         Nathaniel Brenner, Director                 7,320,208             0              1,500
         Norman V. Coates, Director                  7,305,008             0             16,700
         John D. Heaton, Director                    7,318,167             0              3,541
         Clifford F. Smedley, Director               7,320,208             0              1,500
         Kanegi Nagai, Director                      7,320,208             0              1,500


2.       To ratify the appointment of
         Deloitte & Touche LLP as independent
         auditors for the fiscal year ending
         December 31, 1998.                          7,319,438             0              2,270


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

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
-----------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
-----------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
-----------------------------
Paul B. Nolan
Chief Financial Officer


Dated:    February 16, 1999