Form 10-Q/A
period 1998-09-30
NANOMETRICS INC
filed 1999-02-16
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A


_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number       0-13470
                       ------------------------


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

                            NANOMETRICS INCORPORATED

                                   Form 10-Q/A

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 10, 1998, and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of the basis for such restatement.


                                      INDEX

Part I.  Financial Information                                              Page
                                                                            ----

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               September 30, 1998 (as restated) and December 31, 1997 ......  3

               Consolidated Statements of Income -
               Three months and nine months  ended
               September 30, 1998 (as restated) and 1997 ...................  4

               Consolidated  Statements  of  Cash  Flows  Nine
               months ended September 30, 1998 (as restated)
               and 1997 ....................................................  5

               Notes to Consolidated Financial
               Statements ..................................................  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............... 10



Part II.  Other Information

     Item 6.      Exhibits and Reports on Form 8-K ......................... 14


Signatures ................................................................. 15

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                                                      NANOMETRICS INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                             (Amounts in thousands except share amounts)
                                                             (Unaudited)

                                                                                                September 30,           December 31,
                                                                                                    1998                    1997
                                                                                                -------------           ------------
                                                                                                (As Restated)*
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                                            $  2,688                $  3,656
   Short-term investments                                                                             8,920                   9,595
   Accounts receivable, less allowance for
     doubtful accounts of $412 and $413                                                               9,517                  10,225
   Inventories                                                                                       11,495                   7,138
   Deferred income taxes                                                                              1,897                   2,094
   Prepaid expenses and other                                                                           867                   1,075
                                                                                                   --------                --------

                  Total current assets                                                               35,384                  33,783

PROPERTY, PLANT AND EQUIPMENT, NET                                                                    2,182                   2,187

OTHER ASSETS                                                                                          1,665                     273
                                                                                                   --------                --------

TOTAL                                                                                              $ 39,231                $ 36,243
                                                                                                   ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                $  1,454                $  1,889
   Accrued payroll and related expenses                                                                 515                     596
   Other current liabilities                                                                          2,595                   1,493
   Income taxes payable                                                                                 431                     565
   Current portion of long-term debt                                                                    367                     604
                                                                                                   --------                --------

                  Total current liabilities                                                           5,362                   5,147

LONG-TERM DEBT                                                                                        2,189                   2,568
                                                                                                   --------                --------

                  Total liabilities                                                                   7,551                   7,715
                                                                                                   --------                --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 8,669,830 and 8,521,484 outstanding                                                 13,754                  13,151
   Retained earnings                                                                                 18,657                  16,144
   Accumulated translation adjustment                                                                  (731)                   (767)
                                                                                                   --------                --------
                  Total shareholders' equity                                                         31,680                  28,528
                                                                                                   --------                --------

TOTAL                                                                                              $ 39,231                $ 36,243
                                                                                                   ========                ========

* See Note 2 to the Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                         September 30,
                                                                    1998               1997               1998               1997
                                                                  --------           --------           --------           --------
                                                               (As Restated)*                        (As Restated)*
NET REVENUES:
   Product sales                                                  $  6,249           $  8,433           $ 25,572           $ 23,475
   Service                                                             756                983              2,699              2,899
                                                                  --------           --------           --------           --------

   Total net revenues                                                7,005              9,416             28,271             26,374
                                                                  --------           --------           --------           --------

COSTS AND EXPENSES:
   Cost of product sales                                             2,813              3,019             10,471              8,658
   Cost of service                                                     835                988              2,787              2,725
   Research and development                                            886                772              3,180              2,111
   Acquired in-process research and
     development                                                      --                 --                1,421               --
   Selling                                                           1,366              1,508              4,467              4,397
   General and administrative                                          614                716              2,093              1,965
                                                                  --------           --------           --------           --------

   Total costs and expenses                                          6,514              7,003             24,419             19,856
                                                                  --------           --------           --------           --------

OPERATING INCOME                                                       491              2,413              3,852              6,518
                                                                  --------           --------           --------           --------

OTHER INCOME (EXPENSE):
   Interest income                                                     146                132                463                373
   Interest expense                                                    (23)               (36)               (69)               (85)
   Other, net                                                           42                (32)              (106)               (38)
                                                                  --------           --------           --------           --------
   Total other income (expense), net                                   165                 64                288                250
                                                                  --------           --------           --------           --------

INCOME  BEFORE PROVISION
 FOR  INCOME TAXES                                                     656              2,477              4,140              6,768

PROVISION FOR INCOME TAXES                                             262                973              1,627              2,618
                                                                  --------           --------           --------           --------

NET INCOME                                                        $    394           $  1,504           $  2,513           $  4,150
                                                                  ========           ========           ========           ========

NET INCOME PER SHARE:
   Basic                                                          $    .05           $    .18           $    .29           $    .50
                                                                  ========           ========           ========           ========
   Diluted                                                        $    .04           $    .17           $    .28           $    .47
                                                                  ========           ========           ========           ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                                             8,669              8,327              8,618              8,290
                                                                  ========           ========           ========           ========
   Diluted                                                           9,074              9,002              9,018              8,780
                                                                  ========           ========           ========           ========

* See Note 2 to the Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                           1998              1997
                                                                                                         --------          --------
                                                                                                     (As Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                            $  2,513          $  4,150
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                                                                              191               161
   Purchase of in-process research and development                                                          1,421              --
   Deferred taxes                                                                                            (660)              367
   Changes in assets and liabilities net of effects of product line acquisition:
       Accounts receivable                                                                                    908               (10)
       Inventories                                                                                         (2,769)           (1,230)
       Prepaid expenses and other                                                                             136              (501)
       Accounts payable and other current liabilities                                                        (323)              624
       Income taxes payable                                                                                   (29)           (1,221)
                                                                                                         --------          --------

Net cash provided by (used in) operating activities                                                         1,388             2,340
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                                     (12,823)          (13,547)
   Sales/maturities of short-term investments                                                              13,498            10,583
   Capital expenditures                                                                                      (170)              (64)
   Product line acquisition                                                                                (3,038)             --
                                                                                                         --------          --------

Net cash used in investing activities                                                                      (2,533)           (3,028)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                              (551)             (251)
   Issuance of common stock                                                                                   603               299
                                                                                                         --------          --------

Net cash provided by financing activities                                                                      52                48
                                                                                                         --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                       125               713
                                                                                                         --------          --------

NET CHANGE IN CASH AND EQUIVALENTS                                                                           (968)               73
CASH AND EQUIVALENTS, beginning of period                                                                   3,656             1,725
                                                                                                         --------          --------

CASH AND EQUIVALENTS, end of period                                                                      $  2,688          $  1,798
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                                                $     73          $     85
                                                                                                         ========          ========

   Cash paid for income taxes                                                                            $  2,223          $  4,161
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

Note 2. Restatement of Quarterly Financial Statements

         Subsequent to the initial purchase price allocation in connection with the Optical Specialties, Inc. ("OSI") product line acquisition (see Note 4 below), the Securities and Exchange Commission ("the SEC") issued new guidance on its views regarding the valuation methodology used in determining acquired in-process research and development expensed on the date of acquisition. As a result of the new guidance, the Company has modified its methods used to value the acquired in-process research and development and other intangible assets acquired from OSI. The revised valuation is based on management estimates of the after-tax net cash flows and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to in-process research and development decreased from $2,036,000 to $1,421,000, and the amount ascribed to other intangible assets increased from $0 to $615,000.

         The consolidated financial statements as of September 30, 1998 and for the three months and nine months then ended have been restated from amounts previously reported to reflect the revised valuation of assets acquired including goodwill, core and developed technology and in-process research and development. The effects of such restatement are summarized as follows (in thousands, except per share amounts):

                                                                             Three Months Ended               Nine Months Ended
                                                                             September 30, 1998              September 30, 1998
                                                                        ---------------------------       --------------------------
                                                                        As Previously                     As Previously
                                                                        Reported        As Restated       Reported       As Restated
                                                                        --------        -----------       --------       -----------
Cost of product sales                                                    $ 2,782          $ 2,813          $10,409          $10,471

Acquired in-process research and development                             $  --            $  --            $ 2,036          $ 1,421

Operating income                                                         $   522          $   491          $ 3,299          $ 3,852

Income before provision for income taxes                                 $   687          $   656          $ 3,587          $ 4,140

Provision for income taxes                                               $   274          $   262          $ 1,405          $ 1,627

Net income                                                               $   413          $   394          $ 2,182          $ 2,513

Basic net income per share                                               $   .05          $   .05          $   .25          $   .29

Diluted net income per share                                             $   .05          $   .04          $   .24          $   .28

                                                  At September 30, 1998
                                      ----------------------------------------
                                      As Previously Reported       As Restated
                                      ----------------------       -----------
Deferred income taxes                         $ 2,119                $ 1,897

Other assets                                  $ 1,112                $ 1,665

Retained earnings                             $18,326                $18,657

Total shareholders' equity                    $31,349                $31,680


Note 3. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  September 30,     December 31,
                                                      1998              1997
                                                     -------          -------
Raw materials and subassemblies                      $ 3,790          $ 2,676
Work in process                                        4,226            1,528
Finished goods                                         3,479            2,934
                                                     -------          -------
                                                     $11,495          $ 7,138
                                                     =======          =======


Note 4. Product Line Acquisition

         On March 30, 1998 the Company entered into an agreement with OSI to purchase a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in submicron lithography. Under the agreement, the Company paid approximately $3.2 million in cash (of which $187,000 was accrued and remained unpaid as of September 30, 1998) for the assets and in-process research and development. The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

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
                                                                        -------
                                                                        $ 3,225
                                                                        =======


         The  intangible   assets  are  recorded  within  other  assets  in  the
accompanying consolidated balance sheet as of September 30, 1998 and are being amortized over a five year useful life.

         The valuation was based on management's estimates of the after tax net cash flows and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Nanometrics-specific considerations which would result in estimates of investment value for the subject assets; and (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel. The value of core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process research and development were consistent with the relative contributions of each to the final product. The allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for the products currently in process.

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

         The project to complete the Metra 7000 product includes the completion of a software platform design started by OSI in 1997. As of the acquisition date, the Metra 7000 had yet to achieve technological feasibility since there was not a working prototype with a reliable new software design. At the time of the acquisition, the estimated cost to complete this software and related development was approximately $300,000. The Company began shipments of the Metra 7000 product to a customer in June 1998 and it was at that time that the Company began to benefit from the acquired research and development related to this product.

         Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort, using projections prepared by Nanometrics' management; and (ii) percentage complete of 77% for the Metra project estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the inacquisition functionality of the eventual product. The technological issues were addressed by engineering representatives from both Nanometrics and OSI; and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process Metra 7000 products. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flow from the product being developed, a portion of this cash flow was attributed to the core technology, which is embodied in the in-process Metra 7000 product line and enables the development of the Metra 7000 quicker and more cost effectively. When estimating the value of the developed, core and in-process technologies, discount rates of 25%, 30% and 35% respectively, were used. These discount rates consider both the status and risk associated with the respective cash flows as of the acquisition date.

In addition, during the three months ended March 31, 1998, the Company hired certain former employees of OSI and incurred approximately $350,000 in related, non-recurring hiring expenses (such expenses are classified in the accompanying consolidated statement of income according to the employees' function).

Note 5. Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                        September 30, 1998     December 31, 1997
                                        ------------------     -----------------
Commissions payable                          $  463                  $  564
Accrued warranty                                975                     479
Other                                         1,157                     450
                                             ------                  ------
                                             $2,595                  $1,493
                                             ======                  ======

Note 6. Net Income Per Share

         The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                                                             Three Months Ended               Nine Months Ended
                                                                                September 30                      September 30
                                                                            1998             1997             1998             1997
                                                                            -----            -----            -----            -----
Weighted average common shares
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

Note 7. Comprehensive Income

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources ("comprehensive income"). For the three months ended September 30, 1998 and 1997, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $558,000 and $1,307,000, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive income was $2,549,000 and $3,984,000, respectively.

Note 8. New Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product Line Acquisition

         On March 30, 1998, the Company entered into an agreement with Optical Specialties, Inc. ("OSI") to purchase a metrology system product line and related assets to measure the critical dimensions and overlay registration errors observed in submicron lithography. Subsequent to the initial purchase price allocation, the Securities and Exchange Commission ("the SEC") issued new guidance on its views regarding the valuation methodology used in determining acquired in-process research and development expensed on the date of acquisition. As a result of the new guidance, the Company has modified its methods used to value the acquired in-process research and development and other intangible assets acquired in connection with the OSI product line acquisition. The revised valuation was based on management estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to in-process research and development decreased from $2,036,000 to $1,421,000 and the amount ascribed to other intangible assets increased from $0 to $615,000. Accordingly, the Company's Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect such adjustments described herein and in Note 2 to the Notes to Consolidated Financial Statements.

Results of Operations

         Total net revenues for the three months ended September 30, 1998 were $7,005,000, a decrease of $2,411,000 or 26% from the comparable period in 1997. For the nine months ended September 30, 1998, total net revenues of $28,271,000 increased by $1,897,000 or 7% from the comparable period in 1997. Product sales of $6,249,000 for the three months ended September 30, 1998, decreased $2,184,000 or 26% as compared with the same periods during 1997. This decrease resulted from a generally weakening demand for semiconductor equipment observed in the U.S., Japan and Pacific Rim countries which was offset, to some extent, by increased sales of the Company's products to magnetic disk and flat panel manufacturers. Product sales of $25,572,000 for the nine months ended September 30, 1998, increased $2,097,000 or 9% as compared with the same period during 1997. The increase in product sales resulted from stronger demand for, and increased shipments of, the Company's products during the first two quarters of 1998, especially for its automated products, particularly to customers in the Far East and Europe. Service revenue of $756,000 and $2,699,000 for the three months and nine months ended September 30, 1998, respectively, decreased $227,000 or 23% and $200,000 or 7%, respectively, as compared to the same periods in 1997. These decreases in service revenue are primarily attributable to lower sales of accessories in the U.S. and Japan.

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

         In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and in-process research and development related to OSI's Metra product line. Of this purchase price, $1,421,000 related to the value of in-process research and development that had no alternative future use and was charged to expense in the accompanying consolidated statement of income for the nine months ended September 30, 1998. The Company's increase in research and development expenses discussed above is primarily attributable to efforts to bring the acquired in-process technology to completion.

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

         The Company reported an operating income of $491,000 and net income of $394,000 for the third quarter of 1998 compared to an operating income of $2,413,000 and net income of $1,504,000 for the same period in 1997. For the first nine months of 1998, the Company reported an operating income of $3,852,000 and net income of $2,513,000 which compared to an operating income of $6,518,000 and net income of $4,150,000 for the same period in 1997.

Liquidity and Capital Resources

         At September 30, 1998, the Company had working capital of $30,022,000 compared to $28,636,000 at December 31, 1997. The current ratio at September 30, 1998 was 6.6 to 1. The Company believes working capital including cash and short-term investments of $11,608,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first nine months of 1998 provided cash of $1,388,000 primarily from net income adjusted for the in-process technology purchase of the Metra product line which was offset to some extent by increased inventory, while the net purchases of short-term investments provided $675,000, capital expenditures used $170,000, purchase of the Metra product line used $3,038,000, debt repayment used $551,000 and issuance of common stock provided $603,000.

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

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

       * Ex. 10.1 - Amendment to and Restatement of Salary Reduction Agreement Ex. 27 - Financial Data Schedule

B.       Reports on Form 8-K.

         None.

----------------
* Ex. 10.1 is incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 10, 1998.

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