Form 10-K
period 1998-12-31
NANOMETRICS INC
filed 1999-03-31
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            -------------------------

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
  Yes      x    No
         ----       ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1999: $18,756,224 based upon the last sales price reported for such date. For purposes of this disclosure, shares of common stock held by officers, directors or persons who hold more than 5% of the outstanding shares of common stock of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's common stock as of March 5, 1999 was 8,702,118.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company for the year ended December 31, 1998 which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

                            NANOMETRICS INCORPORATED
                           ANNUAL REPORT -- Form 10-K

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
Part I

  Item 1.    Business ....................................................  I-1
  Item 2.    Properties ..................................................  I-12
  Item 3.    Legal Proceedings ...........................................  I-12
  Item 4.    Submission of Matters to a Vote of Security Holders .........  I-13

Part II

  Item 5.    Market for Registrant's Common Equity and Related
               Shareholder Matters ....................................... II-1
  Item 6.    Selected Consolidated Financial Data ........................ II-1
  Item 7.    Management's Discussion and Analysis of  Financial
               Condition and Results of Operations ....................... II-3
  Item 7A.   Quantitative and Qualitative Disclosures about Market
                Risk  .................................................... II-14
  Item 8.    Financial Statements and Supplementary Data ................. II-15
  Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ....................... II-35

Part III

  Item 10.   Directors and Executive Officers of the Registrant .......... III-1
  Item 11.   Executive Compensation ...................................... III-1
  Item 12.   Security Ownership of Certain Beneficial Owners
               and Management ............................................ III-1
  Item 13.   Certain Relationships and Related Transactions .............. III-1

Part IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K ................................................ IV-1

Signatures ................................................................  V-1


                                      (ii)

                                     PART I


ITEM 1.  BUSINESS

The Company

         Nanometrics, Inc. ("Nanometrics" or the "Company") was incorporated in January 1975 as a California Corporation. The Company is a leader in the design, manufacture, marketing, and support of process monitoring systems for the semiconductor, data storage, and flat panel display industries. The Company's primary products are thin film measurement/analysis and overlay metrology systems. These products are used to analyze manufacturing quality at critical steps in production and to provide feedback for production control or notification of out-of-control processes. The Company has been selling measurement systems since 1977 and has an extensive installed base of systems with customers worldwide, including major manufactures of integrated circuits
(IC), flat panel displays, and read-write heads for data storage.

Industry Background

Growth

         The increasing demand for internet access, personal computers, telecommunications, and new consumer electronic products and services have fueled growth of the semiconductor, data storage and flat panel display industries. In addition, integrated circuits and related components have increased in performance and lowered in price, contributing to the growth. Significant growth has occurred over the past ten years, however, these industries are cyclical in nature and are characterized by short periods of over and under supply. During an over supply cycle, capital expenditures for manufacturing and monitoring systems decline and increase during an under supply cycle. Consumer desire for high performance electronics, drives technology advancement in semiconductor design and manufacturing and, in turn, promotes the purchasing of capital equipment featuring the latest advances in technology. The two significant factors affecting demand for the Company's measurement systems are: (i) new construction or refurbishment of manufacturing facilities, which, in turn, depends on the current and anticipated market demand for semiconductors, disk drives, flat panel displays, and products that use such components, and (ii) the increasing complexity of the manufacturing process as a result of the demand for higher performance semiconductors, magnetic recording heads and flat panel displays.

Semiconductor Manufacturing Process

         Semiconductors are fabricated by a complex series of process steps on a wafer substrate made of silicon or other semiconductor material. Each wafer typically goes through a series of 100 to 500 process steps in generally repetitive cycles. Three primary categories of wafer film processing steps are deposition, photolithography and etch. During deposition, layers of conductive or insulating films are deposited on each wafer. Control of the uniformity and the thickness during deposition of these films is important to the ultimate performance of the semiconductor circuit. During photolithography, the wafer is precoated with photoresist, a light sensitive film that must have an accurate thickness and uniformity. Individual integrated circuit patterns are then optically projected onto the photoresist after which it is developed, leaving open areas. During etch, certain areas of the film, not covered by the photoresist are removed to leave the desired circuit pattern. These steps are typically repeated many times during the fabrication process, with alternating layers of conducting and insulating films being deposited each time to form a multitude of identical "dies" on each wafer. These are final tested, separated into individual die and assembled into an integrated circuit ready for use. Depending on the specific design of a given integrated circuit, a variety of film types or film thicknesses (which can range from less than 2nm to greater than 2,500nm) can be used to achieve desired electronic performance characteristics.

         Semiconductor circuits are becoming more complex, operating faster with smaller feature sizes, and employing larger dies that contain more transistors and that require increasing numbers of manufacturing process steps. Manufacturers are adopting new processes and technologies that increase the importance and utilization of measurement systems. For example, to achieve greater semiconductor device speed, manufacturers are utilizing thinner films with different properties that require more frequent and accurate measurement during the manufacturing process. Increases in the number of layers, along with the use of thinner films have necessitated the utilization of new manufacturing processes, such as chemical mechanical polishing ("CMP"). Accordingly, semiconductor manufacturers are seeking systems that can help the manufacturing process by measuring the thickness of the layer being polished to determine precisely when the appropriate film thickness has been achieved in the CMP process. Furthermore, as manufacturers migrate to new production standards such as the 300 mm wafer and higher levels of cleanliness and automation in the fabrication facility, they require film measurement systems that can accommodate these new standards. Semiconductor manufacturers demand measurement systems that meet specifications for accuracy at a low cost of ownership. Cost of ownership is estimated by cost per wafer inspected over a five-year period, which is dependent upon system price, mean time between failure, throughput, operating costs, footprint (space occupied in the fab), servicing and maintenance costs and other factors.

Magnetic Recording Head Manufacturing Process

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

Flat Panel Display Manufacturing Process

         Flat panel displays are manufactured in clean rooms using processes that are similar to those used in semiconductor manufacturing. Flat panel displays use thin film technology, and most displays are constructed on large glass substrates that range in size up to 650 mm x 830 mm. Future designs are expected to require panels as large as one meter square. These manufacturing processes are monitored in part by thin film measurement systems that measure the thickness and uniformity of various thin films specific to flat panel displays. Manufacturers of flat panel displays demand automated thin film measurement systems that handle large glass substrates and place them in position for measurement of various films during manufacturing.

Process Monitoring

         Manufacturers of semiconductors, magnetic recording heads and flat panel displays use a variety of measurement systems to monitor and control key dimensions and other physical properties during the manufacture of such products. Some physical properties measured include film thickness, film stress, line width, overlay, resistivity, step height, and surface roughness. Film thickness and film composition is a critical component of these manufacturing processes because deviations from thickness and composition specifications of film layers could result in impaired performance of the semiconductor, magnetic recording head or flat panel display. Similarly, overlay registration, which refers to the alignment of one lithographic process over another, is also a critical process component since misalignment of layers results in impaired or non-functional devices.
Manufacturers rely upon accurate measurement systems to promptly detect and minimize process deviations to increase production yields. With each new generation of product, tighter tolerances increase the need for accurate film thickness, film composition, and overlay measurement.

Strategy

         The Company's objective is to increase its market share in the measurement and inspection segments of the semiconductor, data storage, and flat panel display industries and continue to strengthen its position as a leading supplier of process monitoring equipment. The key components of the Company's strategy are as follows:

         Leadership in Technology--The Company's markets are characterized by rapid changes in technology. The Company's ability to remain competitive will depend in part upon its ability to respond to technological change and develop new and enhanced systems. A key factor in the Company's growth has been the introduction of new products, such, as the NanoSpec 8000 and 6500. The recent introduction of Fourier transform infrared (FTIR) capability, is an example of aggressive technology leadership. The NanoSpec 8000 is now available with FTIR, making it the only system having three distinctly different technologies providing full film characterization.

         Develop Emerging Markets--The incorporation of process monitoring systems into wafer processing equipment has become a developing market for the Company. Nanometrics is the first major supplier of film analysis equipment to offer a product line for this emerging market. The Company will continue its efforts to develop this market to achieve and maintain competitive superiority. In September 1998, an OEM agreement was initiated between the Company and Applied Materials to supply film analysis systems for Applied's Mirra CMP system. The Company is pursuing other OEM arrangements and continues to investigate other integrated metrology technologies.

         Expand International Presence--A significant portion of the Company's revenue is generated from the Asian markets with additional growth opportunity still existing. Japan, Korea, and Taiwan represent a significant portion of the world's capacity for semiconductor manufacturing. Nanometrics established itself in the Japanese market by creating a wholly-owned subsidiary in the mid-1980s to support sales, service and manufacturing. The Company has also established subsidiaries in Taiwan and Korea over the last few years. To further bolster commitment to the Korean market, the Company established a manufacturing facility with its Korean subsidiary in late 1998. The Korean operation will manufacture the Company's Metra product line.

         High Margin Manufacturing--Nanometrics uses strategic partners for the manufacture of some major subassemblies which concentrates the Company's efforts on design, manufacture of proprietary assemblies, system integration, and quality assurance. The Company believes that the use of suppliers helps to reduce costs while allowing its own facility to act as a reservoir to increase capacity as required. This strategy allows the Company to focus on the design of key technologies that create high levels of product differentiation and also enables the rapid introduction of new products and features. Nanometrics is careful about supplier selection and works closely with suppliers to ensure appropriate cost and quality. The Company's suppliers are leaders in their respective fields.

Products

         Nanometrics has been a pioneer in the field of thin film measurement and has been instrumental in the development of many innovations for over 20 years. The Company's products are manufactured using proprietary optical, robotic, computer, and software technologies. Measurement techniques used in the Company's film measurement systems are non-contact spectroscopic reflectometry, spectroscopic ellipsometry, and Fourier transform infrared reflectometry (FTIR). The primary applications are in the semiconductor, magnetic recording head, and flat panel displays industries. The Company's film measurement products can be divided into three groups: automated systems, table-top systems, and integrated systems. The automated systems are employed in high volume production environments. The table-top systems are used mainly in low volume production environments where automated sample handling and high throughput are not required and where cost is a major consideration. The integrated systems are designed to be an integral component of a particular piece of process equipment, such as a film deposition or CMP system, where immediate feedback of film properties is beneficial.

Automated Systems

NanoSpec 8000 Series for Semiconductor and Magnetic Head Manufacturers

         Introduced in late 1994, the NanoSpec 8000 Series has developed, over the past few years, into the most powerful film analysis system currently available for production use. The 8000 Series is available in a 200mm platform (NanoSpec 8000/8000X) that handles substrates ranging from 75-200mm and a 300mm platform (NanoSpec 8300X) that handles 200 and 300mm substrates. The systems can be configured with deep ultra-violet (DUV) to visible (VIS) reflectometry, spectroscopic ellipsometry (SE), and Fourier transform infrared (FTIR)
reflectometry. Spectroscopic ellipsometry was first offered on the 8000 Series in 1996 while FTIR was introduced in 1998. The NanoSpec 8000 Series is the only system currently available with all three measurement techniques, making it the only single-solution system capable of determining thickness (t), index of refraction (n), extinction coefficient (k), and dielectric dopant concentration
(c). These systems are offered with a variety of other options, such as: pattern recognition for user-free operation, GEM/SECS for communication between system and factory computers, front-opening unified pods (FOUP) for 300mm factory automation, standard mechanical interface (SMIF) for factories using mini-environments, and a host of other options.


         With the introduction of the 8300X in 1996, the Company believes that it was the first to introduce a fully-automated product for thin film measurement on 300 mm wafers. In addition, it is also believed the Company currently has the largest installed base of 300mm film analysis systems. The 8300XSE received a Photonics Spectra Magazine Circle of Excellence Award as one of the most technically innovative products in 1996. The Company has installed approximately 200 NanoSpec 8000 Series systems since mid-1995.

Metra Series for Semiconductor Manufacturers

         In March of 1998, the Company announced that it had completed the acquisition of the Optical Specialties Inc. Metra(R) Overlay Metrology Product. Integrated circuits are made by building-up a series of patterned films on a silicon wafer, using high resolution photolithography and other complex processes. It is essential that successive layers be accurately aligned, one relative to the other, across the wafer. Excessive errors in alignment can result in device malfunction, and therefore poor production yields. The Metra system is used to measure and map these overlay errors after each lithography step. As circuit features shrink, and overlay registration requirements become more stringent, the Company anticipates that the need for these tools could grow rapidly in the next few years.

         The Metra system is fully automated, and consists of a robotic wafer handler, a precision X-Y stage, a high accuracy microscope with image capture, pattern recognition, and auto-focus. At the heart of the Metra system is a proprietary software algorithm called Digital Image Folding (DIF), which, through the use of alignment targets within the wafer patterning, is responsible for determining the degree of misalignment from one process layer to the next.

NanoSpec 5500 and 6500 for Flat Panel Display Manufacturers

         The 5500 and 6500 systems were engineered and are manufactured by the Company's subsidiary in Japan. The 5500 and 6500 are both fully automated and can measure most optically transparent films used in the manufacture of flat panel displays. The 5500 handles large glass substrates up to 550 mm x 650 mm. This model is also capable of precisely measuring the thickness of virtually all films used in the manufacture of flat panel displays at any site on the substrate in a 20 micron spot and generating film thickness maps, which show uniformity across the panel. The 6500 is an advanced version of the 5500, with many proprietary software and hardware improvements, and is capable of handling 650 mm x 830 mm or larger substrates.


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


Integrated Systems for Semiconductor Manufacturers

NanoSpec 9000

         The system, introduced in 1998, has been designed to be integrated into various types of semiconductor processing equipment, in order to provide virtually immediate feedback regarding film properties, and allow for the tighter process control required in advanced semiconductor processes. The basic system uses a non-contact solid-state spectroscopic reflectometer to measure the thickness, uniformity, and optical constants of various films and film stacks used in semiconductor processing. The system includes: visible spectrophotometer, programmable wafer stage, wafer pre-aligner, pattern recognition, and auto-focus mechanisms. One of the key features of the 9000 is its high speed, which allows the system to be used directly in production without reducing the throughput of the entire process.

         In September of 1998, the Company entered into an OEM agreement with Applied Materials, Inc. to supply film measurement systems for the Mirra(R) CMP system. The terms of the agreement give Applied Materials exclusive rights to integrate the NanoSpec 9000 for dry-in/dry-out CMP applications. The Company believes the NanoSpec 9000 to be the first integrated film measurement system available for this application.


Customers

         Nanometrics sells its measurement systems worldwide to many of the major semiconductor, magnetic recording head and flat panel display manufacturers, as well as manufacturers of production equipment and materials for these industries. Sales to International Business Machines Corp. represented 11% of the Company's total net revenues in 1998. Sales to Anam Electronics represented 11% of the Company's total net revenues in 1997. No single customer represented more than 10% of the Company's total net revenues in 1996.


Sales and Marketing

         The Company believes that a direct sales and support capability is essential for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. Nanometrics provides direct sales support from its corporate office in California. In addition, the Company has a direct sales presence in Oregon and Texas in the United States, as well as Japan, South Korea, Taiwan and the United Kingdom. The Company also uses sales representatives and distributors in Asia, Europe, and the United States. Nanometrics intends to continue developing its distribution network by expanding its existing offices and opening new offices and forming additional distribution relationships. The Company believes that growing its international distribution network will enhance its competitive position. The Company maintains a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of thin film measurement systems and the features and advantages of the Company's products. In addition, the Company believes that its sales and application engineers are skilled in working with customers to solve complex measurement and process problems.

         International sales, which includes sales by the Company's foreign subsidiaries constituted approximately 61.8%, 60.3%, and 52.5% of total net revenues for 1998, 1997, and 1996 respectively. Direct exports of the Company's film measurement systems to foreign customers and shipments to its subsidiaries require general export licenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results."

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

Nanometrics provides warranty and post-warranty service from its corporate office in California. The Company also has service operations based in Arizona, Massachusetts, Oregon, Pennsylvania and Texas. Local service and spare parts are provided by the Company in the United Kingdom and by distributors and sales representatives in the rest of Europe. In Asia, service is provided directly by offices in Japan, Korea and Taiwan. The Company's distributors and representatives provide service in other countries in Asia.

         Nanometrics provides a one year service warranty on parts and labor for products. Revenues from post-warranty services (service revenue), including sales of replacement parts, represented approximately 10.7%, 10.6%, and 18.9% of total net revenues in 1998, 1997 and 1996, respectively.


Backlog

         As of December 31, 1998, the Company's backlog was approximately $1.0 million. Backlog includes orders for products that the Company expects to ship within 12 months. Orders from the Company's customers are subject to cancellation or delay by the customer with minimal penalties. Historically, order cancellations and order rescheduling have not been significant. However, there can be no assurance that orders presently in backlog will not be canceled or rescheduled. Since only a portion of the Company's revenues for any quarter represent systems in backlog, the Company does not believe that backlog is a meaningful or accurate indication of its future revenues and performance. See "Risk factors-Dependence on Limited Systems Sales; Backlog."


Competition

         The market for film thickness measurement systems is subject to intense competitive pressure and characterized by rapidly evolving technology. The Company competes on a global basis with both larger and smaller companies in the United States, Japan and Europe. The Company competes primarily with thin film measurement products from KLA-Tencor Corporation, Therma-Wave Inc., Rudolph Technologies, Dai Nippon Screen, Toray Industries, Nova Measuring Instruments, Filmetrics, and On-Line Technologies, as well as overlay metrology products from KLA-Tencor, BioRad Laboratories, and Schlumberger. Many of the Company's competitors have substantially greater financial, engineering, manufacturing and marketing resources than the Company. Significant competitive factors include technical capabilities, system performance (including automation and software capability), ease of use, reliability, established customer bases, cost of ownership, price and global customer service. The Company believes that it competes favorably with respect to these factors but must continue to develop and design new and improved products in order to maintain its competitive position.

         The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved price and performance characteristics. For example, the Company expects to face increased competition in the emerging market for 300 mm thin film measurement systems. New product introductions and enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's systems. There can be no assurance that the Company will be able to compete successfully against current or future competitors. Increased competitive pressure could lead to reduced demand and lower prices for the
Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations. See "Management's

Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results-Highly Competitive Industry and Impact of Industry Consolidation."


Manufacturing

         The Company manufactures its product in the United States, Japan, and Korea, by combining proprietary measurement components and software produced in its facility with components and subassemblies obtained from outside suppliers. The Company tests all systems prior to shipment. Certain of the Company's products include system engineering and software development to meet specific customer requirements. The Company's manufacturing operations do not require a major investment in capital equipment.

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


Research and Development

         The Company's current research and development efforts are directed toward enhancing existing products and developing and introducing new products to maintain technological leadership and to meet current and evolving customer needs. The Company is working to develop potential applications of new and emerging technologies, including improved methods of thin film measurement. These efforts are conducted at its facilities in California and the Japanese subsidiary. The Company has an extensive base of proprietary technology and expertise in areas such as spectrophotometry using its patented absolute reflectivity, robust pattern recognition, and complex measurement software algorithms. The Company also has extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. The Company's process, engineering, marketing, operations and management personnel have developed close collaborative relationships with many of their customers'
counterparts and have used these relationships to identify market demands and target the Company's research and development to meet those demands. Expenditures for research and development during 1998, 1997, and 1996 were $4.2 million, $3.0 million and $2.8 million, respectively, and represented 12.6%, 8.1% and 9.1% of total net revenues, respectively.

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


Intellectual Property

         The Company's success depends in large part on the technical innovation of its products. Nanometrics actively pursues a program of filing patent applications to seek protection of technologically sensitive features of its product. The Company holds a number of United States patents and additional patents in Japan and Europe. The United States patents, issued during the period 1982 to 1998, will expire from 1999 to 2015. While the Company attempts to protect its intellectual property rights through patents, trademarks, copyrights and non-disclosure agreements, it believes that its success will depend to a greater degree upon innovation, technological expertise and its ability to adapt its products to new technology. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of United States.

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

         Some customers of the Company have received notices of infringement from The Lemelson Medical, Education, & Research Foundation, A Limited Partnership, alleging equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers had engaged in litigation with the late Mr. Lemelson involving a number of his patents, and some of these cases have been settled. Although the ultimate outcome of these matters is not presently determinable, there can be no assurance that the resolution of all such pending matters will not have a material adverse effect on the Company's business, financial condition and result of operations. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms, but no assurance can be given that licenses would be available or would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results-Uncertainty of Intellectual Property Rights."


Employees

         At December 31, 1998, the Company employed 178 persons worldwide on a full-time basis, including 39 in research and development, 32 in manufacturing and manufacturing support, 88 in marketing, sales and field service and 19 in general administration and finance. None of these employees is represented by a union. Many of the Company's employees have specialized skills of value to the Company. Nanometrics' future success will depend in large part upon its ability to attract and retain highly skilled, scientific, technical, managerial, financial and marketing personnel, who are in great demand in the industry. Nanometrics considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company are as follows:


                 Name            Age         Position with the Company
                 ----            ---         -------------------------

            Vincent J. Coates    74   Chairman of the Board, Secretary

            John Heaton          39   Director, President and Chief Executive
                                      Officer

            Paul B. Nolan        44   Vice President and Chief Financial Officer

            William N. Fate      36   Vice President and Director of
                                      International Sales

            Roger Ingalls Jr.    37   Vice President and Director of Marketing

            William A. McGahan   32   Vice President and Director of Advanced
                                      Engineering

         Mr. Vincent Coates has been Chairman of the Board since the Company was founded. He has also served as Chief Executive Officer and President from the founding through July 1988 except for the period January 1986 through February 1987 when he served exclusively as Chief Executive Officer. He was elected Secretary in February 1989. He resigned the position of Chief Executive Officer in June 1998.

         Mr. Heaton joined the Company in September 1990, and in April 1994 he was elected Vice President of Engineering and General Manager. In July 1995 he was appointed to the Board of Directors. He was elected President and Chief Executive Officer in April 1998. Mr. Heaton served in various technical roles at National Semiconductor from 1978 to 1990 prior to joining the Company.

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

         Mr. Ingalls has been employed by Nanometrics since March 1995 and was elected Vice President in October 1997, and was appointed Director of Marketing in February 1998. During his employment at Nanometrics, Mr. Ingalls has served as U.S. Sales and Product Manager, and most recently Director of North American Sales. Prior to joining Nanometrics he served as a sales engineer for Nikon Inc. from March 1993 to March 1995.

         Mr. McGahan, Ph.D. was elected Vice President in October 1997. He served as Applications Engineering Manager from October 1996 to October 1997. Prior to that, Dr. McGahan served as Advanced Metrology Development Manager from October 1995 to October 1996. From September 1987 to October 1995, Dr. McGahan served as an engineer for the J.A. Woollam Co., Inc., a manufacturer of spectroscopic ellipsometers. Dr. McGahan has published 46 papers relating to ellipsometry magneto-optics and thermal characterization of materials.

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

ITEM 2.  PROPERTIES

         The Company's principal manufacturing and administrative facility is located in Sunnyvale, California in a leased building with approximately 35,000 square feet. The lease on this building began in May 1992 and is scheduled to expire in April 2002. The Company also leases warehouse facilities in Sunnyvale, California and sales and service offices in Texas, Korea and Taiwan. Rent expense for the Company's facilities was approximately $693,000 in 1998.

         The Company, through its Japanese subsidiary, owns a 15,000 square foot facility in Narita, Japan. This facility is utilized by the Company's Japanese subsidiary for sales, service, engineering and manufacturing. The Company's Japanese subsidiary also leases three sales offices.

         In September 1998, the Company's Korean subsidiary entered into a two-year lease agreement for manufacturing facilities. The lease payments are based on a percentage of net product sales, as defined. To date, no rent expense has been incurred under the lease.


ITEM 3.  LEGAL PROCEEDINGS

         Some customers of the Company have received notices of infringement from The Lemelson Medical, Education, & Research Foundation, A Limited Partnership, alleging that equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers have engaged in litigation with the late Mr. Lemelson involving a number of his patents and some of these cases have been settled. Although the ultimate outcome of these matters is not presently determinable, there can be no assurance that the resolution of all such pending matters will not have a material adverse effect on the Company's business, financial condition or results of operations. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms, but no assurance can be given that licenses would be available or would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets of know-how owned by the Company, to defend the Company against claimed infringement of the right of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, an adverse determination in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have an adverse material effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "NANO". The following table sets forth, for the periods indicated, the range of high and low sale prices as reported on the Nasdaq Stock Market. December 31 and January 2 were the last trading days of the 1998 and 1997 fiscal years.

Year ended December 31,              1998                         1997
-----------------------              ----                         ----
                                High       Low               High        Low
                                ----       ---               ----        ---

First Quarter                 $ 10.75     $ 7.81            $ 7.75     $ 4.63
Second Quarter                  10.13       7.85              7.38       4.63
Third Quarter                    9.25       3.78             14.25       6.75
Fourth Quarter                   8.88       4.31             13.38       7.69

         As of March 5, 1999, there were approximately 130 shareholders of record and approximately 2,000 beneficial shareholders. The last sale price reported on the Nasdaq Stock Market on March 5, 1999 was $7.75 per share.

         The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet information as of December 31, 1998 and 1997 and the statement operations data set forth below for 1998, 1997, and 1996 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet information as of December 31, 1996, 1995 and 1994 and the statement of operations data for 1995 and 1994 are derived from audited consolidated financial statements of the Company not included herein.

                                                        Years Ended December  31,
Statements of Operations Data           --------------------------------------------------------
-----------------------------                    (In thousands, except per share data)
                                          1998        1997        1996        1995        1994
                                        --------    --------    --------    --------    --------
Net revenues:
   Product sales                        $ 29,718    $ 32,767    $ 24,603    $ 18,117    $  9,655
   Service                                 3,546       3,890       5,733       4,642       3,924
                                        --------    --------    --------    --------    --------
      Total net revenues                  33,264      36,657      30,336      22,759      13,579
                                        --------    --------    --------    --------    --------
Cost and expenses:
   Cost of product sales                  13,002      12,092      10,109       8,189       5,128
   Cost of service                         3,669       3,632       4,088       3,406       2,862
   Research and development                4,206       2,986       2,754       2,631       2,405
   Acquired in-process research and
     development                           1,421          --          --          --          --
   Selling                                 5,728       6,050       4,696       3,712       2,946
   General and administrative              2,828       2,765       2,476       2,180       2,469
                                        --------    --------    --------    --------    --------
      Total costs and expenses            30,854      27,525      24,123      20,118      15,810
                                        --------    --------    --------    --------    --------
Income (loss) from operations              2,410       9,132       6,213       2,641      (2,231)
                                        --------    --------    --------    --------    --------
Other income (expense):
   Interest  income                          572         535         390         302          93
   Interest expense                         (108)       (110)        (92)       (152)        (49)
   Other, net                                 64        (175)        146         674         141
                                        --------    --------    --------    --------    --------
      Total other income, net                528         250         444         824         185
                                        --------    --------    --------    --------    --------
Income (loss) before income taxes          2,938       9,382       6,657       3,465      (2,046)
Provision (benefit) for income taxes       1,108       3,625       2,664        (812)         28
                                        --------    --------    --------    --------    --------
Net income (loss)                       $  1,830    $  5,757    $  3,993    $  4,277    $ (2,074)
                                        ========    ========    ========    ========    ========
Net income (loss) per share:
   Basic                                $    .21    $   0.69    $   0.50    $   0.56    $  (0.28)
                                        ========    ========    ========    ========    ========
   Diluted                              $    .20    $   0.65    $   0.47    $   0.52    $  (0.28)
                                        ========    ========    ========    ========    ========
Shares used in per share computation:
   Basic                                   8,635       8,325       8,047       7,604       7,304
                                        ========    ========    ========    ========    ========
   Diluted                                 9,041       8,820       8,524       8,280       7,304
                                        ========    ========    ========    ========    ========

                                            As of December 31
                             ---------------------------------------------------
                                              (In thousands)
Balance Sheet Data             1998      1997      1996      1995      1994
------------------             ----      ----      ----      ----      ----
Cash, cash equivalents and
 short-term investments      $11,431   $13,251   $ 8,382   $ 8,083   $ 2,628
Working capital               30,621    28,653    22,613    18,338    10,205
Total assets                  39,305    36,243    29,964    25,167    15,786
Debt Obligations               2,496     2,568     3,296     3,528       421
Shareholders' equity          32,010    28,528    22,060    17,574    12,995

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview

         Nanometrics is a leading manufacturer of thin film measurement systems for the electronics industry. The Company's primary customers are manufacturers of semiconductors, magnetic recording heads and flat panel displays. Nanometrics' film measurement systems use wide wavelength range, high sensitivity optics, proprietary computer software and patented technology to measure thickness, uniformity and chemical properties of film deposited on silicon and other substrates. The primary applications of these systems is to precisely monitor production processes employed in the fabrication of integrated circuits, magnetic recording heads used in disk drives and flat panel displays commonly used in laptop computers. The Company has made several strategic changes in the business over the past several years, which have positioned the Company to further participate in these markets. Such changes include: (i) a shift to direct sales from third-party representatives in Asia, the United Kingdom and the United States, (ii) an increased emphasis on product development, manufacturing and direct sales in Japan, (iii) a decision to outsource certain system components such as robotics, enabling the Company to leverage its technical resources, (iv) the development of new products for the semiconductor, magnetic recording head and flat panel display markets including products that can be used for 300mm wafers and chemical mechanical polishing, and (v) the acquisition of the overlay registration product line (see Note 2 of Notes to Consolidated Financial Statements). These changes have contributed to revenue growth from $13.6 million in 1994 to $33.3 million in 1998. As a result of the current semiconductor industry downturn, revenues in the second half of 1998 decreased approximately 44% from the first half of the year resulting in an overall decline for the year of 9% compared to 1997.

         The Company's business is dependent upon the capital expenditures of manufacturers of: (i) semiconductors, (ii) magnetic recording heads for the read/write function on disk drives, and (iii) flat panel displays. The demand by such manufacturers is, in turn, dependent on the current and future market demand for (i) semiconductors and products utilizing semiconductors, (ii) disk drives and computers that utilize disk drives, and (iii) flat panel displays for use in laptop computers, pagers, cell phones, and a variety of other applications where portability and low power consumption are important. The increasing complexity of the manufacturing processes for semiconductors, magnetic recording heads, and flat panel displays is also an important factor in the demand for the Company's thin film measurement products. The Company believes that its diversification through multiple industry applications of its technology increases the total available market for its products and reduces, to an extent, its exposure to the cyclicality of any individual industry segment. For example, in fiscal 1996, a decline in sales to manufacturers of semiconductors was offset by increased sales to manufacturers of magnetic recording heads and flat panel displays. However, the prolonged economic downturn in Asia has affected the Company's markets and has contributed to the current semiconductor slowdown which has had an adverse impact on the Company's 1998 operations. A high degree of uncertainty exists regarding the length and severity of the current industry downturn. For this and other reasons, the Company's results of operations for 1998 are not necessarily indicative of future operating results.

         The Company derives its revenues from product sales and service, which includes sales of accessories and service to the installed base of products. In 1998, the Company derived 89.3% of its total net revenues from product sales and 10.7% of its total net revenues from services. Revenues from product sales and replacement and spare parts are recognized at the time of shipment.

Revenues from service work are recognized when performed. See Note 1 of Notes to Consolidated Financial Statements.

         The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems. As a result, a small change in the number of systems actually shipped may cause significant changes in revenues in any particular quarter. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's revenue objective for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with minimal penalties. Consequently, the Company depends on shipping products in the same quarter that the purchase order is received. The failure of the Company to receive anticipated orders or delays in shipments may cause quarterly net revenues to fall significantly short of the Company's objectives, which would adversely affect the Company's business, financial condition and results of operations.

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

Results of Operations

         Total Net Revenues. Total net revenues decreased 9.3% from $36.7 million in 1997 to $33.3 million in 1998. Product sales decreased by 9.3% from $32.8 million in 1997 to $29.7 million in 1998. The decrease in product sales resulted from slower worldwide demand for and decreased shipments of the Company's products, especially in the U.S. and in the Far East. Service revenue decreased 8.8% from $3.9 million in 1997 to $3.5 million in 1998. The decrease in service revenue is primarily attributable to lower sales of parts, services and accessories in Asia and the U.S. in 1998 due in part to increased functionality and reliability of the Company's newer products. Total net revenues increased 20.8% from $30.3 million in 1996 to $36.7 million in 1997. Product sales increased by 33.2% from $24.6 million in 1996 to $32.8 million in 1997. The increase in product sales resulted from stronger worldwide demand for and increased shipments of the Company's products, especially its automated products. Service revenue decreased 32.1% from $5.7 million in 1996 to $3.9 million in 1997. The decrease in service revenue is primarily attributable to lower sales of parts, services and accessories in Asia and the U.S. in 1997 due in part to increased functionality and reliability of the Company's new products. International revenues, which includes sales by the Company's foreign subsidiaries, constituted approximately 61.8%, 60.3% and 52.5% of total net revenues for 1998, 1997 and 1996, respectively. In 1998, the Company experienced a 12.7% decrease in domestic revenues from $14.5 million in 1997 to $12.7 million in 1998, while international revenues decreased 7.0% from $22.1 million in 1997 to $20.6 million in 1998. The Company's 1997 domestic revenues of $14.5 million remained consistent with $14.4 million in 1996, while 1997 international revenues increased 39.0% from $15.9 million in 1996 to $22.1 million in 1997.

         Gross Profit. The product gross profit margin decreased from 63.1% in 1997 to 56.2% in 1998. The decrease was caused primarily by lower sales volumes in 1998 resulting in higher per unit manufacturing costs. The service gross profit margin decreased from 6.6% in 1997 to a loss of 3.5% in 1998. The decrease was primarily attributable to the decline in the sales of accessories and parts while fixed service costs increased slightly to support the Company's growing installed base of systems at customer locations in 1998. Product gross profit margin increased from 58.9% in 1996 to 63.1% in 1997. The increase was caused primarily by higher sales volumes in 1997 resulting in lower per unit manufacturing costs. The service gross margin decreased from 28.7% in 1996 to 6.6% in 1997. The decrease was primarily attributable to the decline in the sales of accessories and upgrades while fixed service costs increased to support the Company's growing installed base of systems at customer locations in 1997.

         Research and Development. Research and development expenses increased 40.9% from $3.0 million in 1997 to $4.2 million in 1998 due to the development of the Company's new Metra overlay registration product line and its new NanoSpec 9000 integrated dry wafer thickness metrology product line. Research and development expenses increased by 8.4% from $2.8 million in 1996 to $3.0 million in 1997. The Company is committed to the development of new and enhanced products and believes that new product introductions are required for the Company to maintain its competitive position. During 1998, research and development expenses represented 12.6% of total net revenues, compared to 8.1% and 9.1% in 1997 and 1996, respectively.

         Acquired In-Process Research and Development. In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and technology related to the Metra product line from Optical Specialties Inc. Of this purchase price, $1,421,000 related to the value of in-process research and development that had no alternative future use and was charged to expense in the accompanying consolidated statement of income for the year ended December 31, 1998. The Company's increase in research and development expenses discussed above is primarily attributable to efforts to bring the acquired in-process technology to completion.

         Selling. Selling expenses decreased 5.3% from $6.1 million in 1997 to $5.7 million in 1998 primarily because of lower commission expenses and other expenses associated with lower sales levels in 1998. Selling expenses increased 28.8% from $4.7 million in 1996 to $6.1 million in 1997 primarily because of higher commission expenses resulting from higher sales levels, the addition of sales and marketing staff and the opening of an office in Scotland in 1997. During 1998 selling expenses represented 17.2% of total net revenues, compared to 16.5% and 15.5% in 1997 and 1996, respectively.

         General and Administrative. General and administrative expenses in 1998 remained essentially unchanged from 1997 at $2.8 million. General and administrative expenses increased 11.7% from $2.5 million in 1996 to $2.8 million in 1997 as a result of higher spending associated with the increase in total net revenues. During 1998 general and administrative expenses represented 8.5% of total net revenues, compared to 7.5% and 8.2% in 1997 and 1996, respectively.

         Total Other Income, Net. Total other income, net increased 111.2% from $250,000 in 1997 to $528,000 in 1998 primarily due to lower exchange rate losses in 1998. Total other income, net decreased 43.7% from $444,000 in 1996 to $250,000 in 1997 primarily due to higher royalty income and exchange rate gains in the prior year.

         Income Taxes. The Company's effective income tax rate decreased from 38.6% in 1997 to 37.7% in 1998 primarily as a result of income tax benefits realized from net operating losses in foreign tax jurisdictions. The Company's effective income tax rate decreased from 40.0% in 1996 to 38.6% in 1997 primarily due to an increased benefit from the Company's foreign sales corporation. The effective income tax rates in 1998, 1997 and 1996 exceed the U.S. statutory rate due primarily to state income taxes partially offset by realization of foreign sales corporation benefit.

         Income. The Company's income from operations was $2.4 million and net income was $1.8 million or $0.20 per diluted share in 1998 compared to income from operations of $9.1 million and net income of $5.8 million or $0.65 per diluted share in 1997 and an income from operations of $6.2 million and net income of $4.0 million or $0.47 per diluted share in 1996. The impact of inflation on the Company's results of operations has not been significant.


Liquidity and Capital Resources

         At December 31, 1998, the Company had working capital of $30.6 million compared to $28.7 million at December 31, 1997. The current ratio at December 31, 1998 was 7.4 to 1. The Company believes working capital including cash, cash equivalents and short-term investments of $11.4 million will be sufficient to meet its needs at least through the next twelve months. Operating activities during 1998 provided net cash of $885,000 primarily from net income partially offset by working capital requirements. Investing activities used cash of $3.8 million, primarily to purchase the Metra product line (see Note 2 of Notes to Consolidated Financial Statements) and to fund net purchases of short-term investments. Financing activities provided cash of $801,000 primarily from the sale of shares under the employee stock purchase and option plans.

         During 1997, operating activities provided net cash of $4.2 million primarily from net income partially offset by working capital requirements. Investing activities used cash of $3.1 million, primarily to purchase short-term investments in the U.S. Financing activities provided cash of $590,000 from the sale of shares under the employee stock purchase and option plans. During 1996, operating activities provided cash of $356,000 primarily from net income partially offset by working capital requirements. Investing activities used cash of $2.6 million, primarily from the purchase of short-term investments in the U.S. Financing activities provided cash of $358,000 primarily from the sale of shares under the employee stock purchase and option plans.

         The Company has evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to the Company's business. These activities may result in product and business investments. For example, as discussed in Note 2 of Notes to Consolidated Financial Statements, in March 1998, the Company purchased from Optical Specialties, Inc. a metrology system product line and related assets. Under the agreement, the Company paid approximately $3.2 million in cash for the assets and technology. The Company funded this acquisition from its cash equivalents, short-term investments and cash flows from operations.


Recently Issued Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

Information With Respect To Forward-Looking Statements

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

Factors That May Affect Future Operating Results

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

         The impact of the factors listed above and other factors on the Company's revenues, financial condition and operating results in any future period cannot be forecasted with any degree of certainty. Based upon these factors, the Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will grow in future periods or that it will sustain its level of revenues or its rate of revenue growth on a quarterly or annual basis. It is possible that, in some future quarter, the Company's operating results could be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

         Dependence on Limited Number of Systems Sales; Backlog. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems. As a result, a small change in the number of systems actually shipped may cause significant changes in revenues in any particular quarter. Customer purchase orders may be subject to cancellation or delay by the customers with minimal penalties. Moreover, the Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's revenue objective for that quarter. Consequently, the Company depends to an extent on shipping products in the same quarter that the purchase order is received. The failure of the Company to receive anticipated orders or delays in shipments may cause quarterly net revenues to fall significantly short of the Company's objectives, which would adversely affect the Company's business, financial condition and results of operations.

         Cyclicality of Customer Industries. The Company's business depends in large part upon the capital equipment expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In addition, the Company's business depends upon the construction of new semiconductor fabrication facilities and improvements to existing fabrication facilities to reduce unit costs or to respond to technological innovation. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. Such downturns are characterized by diminished product demand, erosion of average selling prices and production over-capacity. During downturns, manufacturers typically defer or cancel orders for equipment to conserve cash and reduce expenses. There can be no assurance that the Company's business, financial condition and results of operations will not be adversely affected by future downturns in the semiconductor industry. In the past, the Company has offset declines in orders of its products from the semiconductor industry with increased sales to manufacturers of magnetic recording heads and flat panel displays; however, the Company has not been able to do so in the current semiconductor downturn. In addition, the magnetic recording head and flat panel display industries are subject to similar cyclical conditions that could materially affect the market for the Company's products and the Company's business, financial condition and results of operations. The Company may also experience substantial period-to-period fluctuations in future operating results due to such industry conditions or events occurring in the general economy. Even during periods of reduced revenues, in order to remain competitive the Company will be required to continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability, which could have a material adverse impact on the Company's business financial condition and results of operations during industry downturns or other periods of reduced revenues.

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

         Highly Competitive Industry. The market for thin film measurement systems is subject to intense competitive pressure and characterized by rapidly evolving technology. The Company competes on a global basis with both larger and smaller companies in the United States, Japan and Europe. The Company competes primarily with thin film measurement products from KLA-Tencor Corporation, Therma-Wave Inc., Rudolph Technologies, Dai Nippon Screen, Toray Industries, Nova Measuring Instruments, and On-Line Technologies, as well as overlay metrology products from KLA-Tencor, BioRad Laboratories, and Schlumberger. Many of the Company's competitors have substantially greater financial, engineering, manufacturing and marketing resources than the Company.

         The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved price and performance characteristics. For example, the Company expects to face increased competition in the emerging market for 300 mm thin film measurement systems. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems. There can be no assurance that Company will be able to compete successfully against current or future competitors. Increased competitive pressure could lead to reduced demand and lower prices for the
Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations.

         Risks Associated with International Operations; Recent Economic Trends in Asia. International revenues accounted for approximately 61.8% of the
Company's total net revenues for 1998. The Company anticipates that international revenues will continue to account for a substantial portion of its total net revenues in the foreseeable future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, import or export requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting payments due from sales agents or customers, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Furthermore, downturns in foreign capital markets could affect the Company's international customers, which could have a material adverse effect on the Company's business,
financial   condition  and  results  of  operations.

         Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact of this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents a significant portion of the world's buying power, and approximately 46.5% of the Company's 1998 sales are to this region, changes in this area's economic growth rate may impact suppliers of product in that market, which could have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the future performance of the Company will be dependent, in part, upon its ability to continue to compete successfully in Asia, one of the largest markets for the Company's products. The Company's ability to compete in this area in the future is dependent upon the continuation of favorable trading relationships between the region (especially Japan, Korea and Taiwan) and the United States and the continuing ability of the Company to maintain satisfactory relationships with customers and potential customers in the region. In addition, the Japanese market, which is important to the Company's sales, has historically been difficult for non-Japanese companies to penetrate. Although the Company has had a direct presence in Japan since 1985, there can be no assurance that the Company will be able to maintain or improve its competitive position in Japan.

         Approximately 27.6% of the Company's total net revenues for 1998 were generated by the Company's Japanese subsidiary and are denominated in Japanese yen. A significant fluctuation in the exchange rate between the yen and the U.S. dollar could result in a significant gain or loss being recorded in the Company's consolidated statement of income. A decline in the exchange rate of the yen against the U.S. dollar would result in a decrease in consolidated total net revenues and consolidated net income, whereas an increase in the exchange rate of the yen against the U. S. dollar would result in an increase in consolidated total net revenues and consolidated net income. Generally, a change in the exchange rate would have a similar impact on the consolidated net income associated with accounts due between the U.S. parent and the Japanese subsidiary. The Company's international revenues in countries except Japan are denominated in U.S. dollars and sales to customers may be affected by fluctuations in exchange rates which could increase the sales price in local currencies of the Company's products. Since the Company does not currently engage in currency exchange rate hedging transactions, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

         Rapid Technological Change; Importance of Timely Product Introduction. The film measurement industry is subject to rapid technological change and new product introductions and enhancements. The Company believes that a key factor in its growth in the past four years has been the success of new product introductions, including the Model 8000 and Model 5500 introduced in 1995. A key factor in the Company's ability to achieve continued growth will be the market success of recent new product introductions, including products for 300 mm wafers, overlay registration and integrated thin film measurements. The Company's ability to remain competitive will depend in part upon its ability to respond to technological change and develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost-effective manner. New product introductions may contribute to fluctuations in quarterly operating results, since customers may defer ordering product from the Company's existing product line in anticipation of the introduction of the new product or product enhancement. In addition, new product introductions or enhancements of existing products by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selections, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs and additional service and warranty expenses may result. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products. If the Company does not successfully introduce new products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

         Some customers of the Company have received notices of infringement from The Lemelson Medical, Education, & Research Foundation, A Limited Partnership, alleging that equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Certain of the Company's customers have engaged in litigation with the late Mr. Lemelson involving a number of his patents and some of these cases have been settled. Although the ultimate outcome of these matters is not presently determinable, there can be no assurance that the resolution of all such pending matters will not have a material adverse effect on the Company's business, financial condition or results of operations. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms, but no assurance can be given that licenses would be available or would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets of know-how owned by the Company, to defend the Company against claimed infringement of the right of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, adverse determination in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have adverse material effect on the Company's business, financial condition and results of operations.

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

     Procurement: Critical suppliers have been contacted and status of products and internal systems has been verified. The Company is in the process of evaluating the balance of its supplier base. This evaluation is expected to be completed by May 31, 1999.

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

         Impact of Industry Consolidation. The Company believes that the thin film measurement system market is undergoing a period of consolidation, which could impact the Company's future success. A number of suppliers have been acquired by larger equipment manufacturers. For example, in 1997 KLA Corporation acquired a competitor of the Company, Tencor Corporation, to form KLA-Tencor Corporation. The Company believes that similar acquisitions and business combinations involving competitors and potential competitors of the Company may occur in the future. Such acquisitions could adversely impact the Company's competitive position by enabling the Company's competitors and potential competitors to expand their product offerings and provide direct customer support worldwide, which could afford them an advantage in meeting customers' needs, particularly with those customers that seek to consolidate their capital equipment requirements with the same vendor. The greater resources, including financial, marketing and support resources, of competitors engaged in these acquisitions could permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. Accordingly, such business combinations and acquisitions by competitors and potential competitors could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has in the past considered consolidation with other companies and could consider such consolidations in the future in order to enhance the Company's competitive position or respond to competitive pressures.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments. Instead, the Company actively manages the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations. The Company's investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value. The Company also has fixed rate debt obligations in Japan that are subject to interest rate risk. At December 31, 1998, the Company's total debt obligation was $3,820,000 while the long-term portion is $2,496,000. The Company does not actively manage the risk associated with these obligations because the impact of interest rate changes would not have a material impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are listed in the index in Item 14.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Nanometrics Incorporated:

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nanometrics Incorporated and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

San Jose, California
February 16, 1999

NANOMETRICS  INCORPORATED

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997 (In thousands, except share amounts)
--------------------------------------------------------------------------------

ASSETS                                                     1998           1997

CURRENT ASSETS:
  Cash and cash equivalents                             $  1,518       $  3,656
  Short-term investments                                   9,913          9,595
  Accounts receivable, net of
    allowances of $420 and $413
    In 1998 and 1997, respectively
                                                           8,458         10,225
  Inventories                                             11,719          7,138
  Deferred income taxes                                    1,441          2,094
  Prepaid expenses and other                               2,328          1,075
                                                        --------       --------

          Total current assets                            35,377         33,783

PROPERTY, PLANT AND EQUIPMENT, Net                         2,481          2,187

DEFERRED INCOME TAXES                                        560             13

OTHER ASSETS                                                 887            260
                                                        --------       --------
TOTAL                                                   $ 39,305       $ 36,243
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  1,395       $  1,889
  Accrued payroll and related expenses                       317            596
  Other current liabilities                                1,720          1,476
  Income taxes payable                                      --              565
  Current portion of debt obligations                      1,324            604
                                                        --------       --------
           Total current liabilities                       4,756          5,130

DEFERRED RENT                                                 43             17

DEBT OBLIGATIONS                                           2,496          2,568
                                                        --------       --------

           Total liabilities                               7,295          7,715

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Common stock, no par value;
    25,000,000 shares authorized;
    8,690,643 and 8,521,484 outstanding
    in 1998 and 1997, respectively                        14,170         13,151

  Retained earnings                                       17,974         16,144
  Accumulated other comprehensive loss                      (134)          (767)
                                                        --------       --------

           Total shareholders' equity                     32,010         28,528
                                                        --------       --------

TOTAL                                                   $ 39,305       $ 36,243
                                                        ========       ========
See notes to consolidated financial statements

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                 1998        1997        1996
NET REVENUES:
  Product sales                                $ 29,718    $ 32,767    $ 24,603
  Service                                         3,546       3,890       5,733
                                               --------    --------    --------
          Total net revenues                     33,264      36,657      30,336
                                               --------    --------    --------

COSTS AND EXPENSES:
  Cost of product sales                          13,002      12,092      10,109
  Cost of service                                 3,669       3,632       4,088
  Research and development                        4,206       2,986       2,754
  Acquired in-process research and development    1,421        --          --
  Selling                                         5,728       6,050       4,696
  General and administrative                      2,828       2,765       2,476
                                               --------    --------    --------
         Total costs and expenses                30,854      27,525      24,123
                                               --------    --------    --------

INCOME FROM OPERATIONS                            2,410       9,132       6,213
                                               --------    --------    --------
OTHER  INCOME  (EXPENSE):
  Interest income                                   572         535         390
  Interest expense                                 (108)       (110)        (92)
  Other, net                                         64        (175)        146
                                               --------    --------    --------
          Total other income, net                   528         250         444
                                               --------    --------    --------

INCOME BEFORE INCOME TAXES                        2,938       9,382       6,657

PROVISION FOR INCOME TAXES                        1,108       3,625       2,664
                                               --------    --------    --------
NET INCOME                                     $  1,830    $  5,757    $  3,993
                                               ========    ========    ========
NET INCOME PER SHARE:
  Basic                                        $   0.21    $   0.69    $   0.50
                                               ========    ========    ========
  Diluted                                      $   0.20    $   0.65    $   0.47
                                               ========    ========    ========

SHARES USED IN PER SHARE COMPUTATION:
  Basic                                           8,635       8,325       8,047
                                               ========    ========    ========
  Diluted                                         9,041       8,820       8,524
                                               ========    ========    ========

See notes to consolidated financial statements


NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                        Common Stock                         Other         Total       Compre-
                                                  --------------------------  Retained   Comprehensive  Shareholders'  hensive
                                                    Shares       Amount       Earnings   Income (loss)     Equity       Income
BALANCES, January 1, 1996                         $7,883,910   $   10,983   $    6,394   $      197    $   17,574

Comprehensive income:
  Net income                                            --           --          3,993         --           3,993    $    3,993
  Other comprehensive income, net of tax:
    Foreign currency translation
      adjustments                                       --           --           --           (357)         (357)         (357)
                                                                                                                     ----------
           Comprehensive income                         --           --           --           --            --      $    3,636
                                                                                                                     ==========
Issuance of common stock under
  employee stock purchase plan                        25,627          115         --           --             115
Issuance of common stock under
  stock option plan                                  348,524          233         --           --             233
Tax benefit of employee stock
  transactions                                          --            502         --           --             502
                                                  ----------   ----------   ----------    ----------    ----------

BALANCES, December 31, 1996                        8,258,061       11,833       10,387         (160)       22,060

Comprehensive income:
  Net income                                            --           --          5,757         --           5,757         5,757
  Other comprehensive income, net of tax:
    Foreign currency translation
      adjustments                                       --           --           --           (607)         (607)         (607)
                                                                                                                     ----------
           Comprehensive income                         --           --           --           --            --      $    5,150
                                                                                                                     ==========
Issuance of common stock under
  employee stock purchase plan                        24,482          112         --           --             112
Issuance of common stock under
  stock option plan                                  238,941          478         --           --             478
Tax benefit of employee stock
  transactions                                          --            728         --           --             728
                                                  ----------   ----------   ----------    ----------    ----------

BALANCES, December 31, 1997                        8,521,484       13,151       16,144         (767)       28,528

Comprehensive income:
  Net income                                            --           --          1,830         --           1,830    $    1,830
  Other comprehensive income, net of tax:
    Foreign currency translation
      adjustments                                       --           --           --            633           633           633
                                                                                                                     ----------
           Comprehensive income                         --           --           --           --            --      $    2,463
                                                                                                                     ==========
Issuance of common stock under
  employee stock purchase plan                        18,006          124         --           --             124
Issuance of common stock under
  stock option plan                                  151,153          576         --           --             576
Tax benefit of employee stock
  transactions                                          --            319         --           --             319
                                                  ----------   ----------   ----------    ----------    ----------

BALANCES, December 31, 1998                       $8,690,643   $   14,170   $   17,974   $     (134)       32,010
                                                  ==========   ==========   ==========    ==========    ==========

See notes to consolidated financial statements

                                     II-19

NANOMETRICS  INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In thousands)
-----------------------------------------------------------------------------------------------------
                                                                     1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  1,830    $  5,757    $  3,993
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization                                       298         213         309
    Deferred rent                                                        26          13        --
    Acquired in-process research and development                      1,421        --          --
    Deferred income taxes                                              (573)       (588)        263
    Changes in assets and liabilities, net of effects of product line acquisition:
      Accounts receivable                                             2,805          93      (4,031)
      Inventories                                                    (2,751)     (2,322)     (1,228)
      Prepaid income taxes                                           (1,325)       --          --
      Prepaid expenses and other                                         93        (218)       (458)
      Accounts payable, accrueds and other current liabilities       (1,355)      1,238         111
      Income taxes payable                                              416          26       1,397
                                                                   --------    --------    --------
           Net cash provided by operating activities                    885       4,212         356
                                                                   --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                               (17,790)    (18,152)    (12,522)
  Sales/maturities of short-term investments                         17,472      15,214      10,321
  Purchases of property, plant and equipment                           (167)        (97)       (270)
  Other assets                                                          (50)        (17)       (128)
  Product line acquisition                                           (3,225)       --          --
                                                                   --------    --------    --------
           Net cash used in investing activities                     (3,760)     (3,052)     (2,599)
                                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt obligations                            761         329         762
  Repayments of debt obligations                                       (660)       (329)       (752)
  Sale of shares under employee stock purchase and
    option plans                                                        700         590         348
                                                                   --------    --------    --------
           Net cash provided by financing activities                    801         590         358
                                                                   --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (64)        181         (15)
                                                                   --------    --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              (2,138)      1,931      (1,900)

CASH AND CASH EQUIVALENTS, Beginning of year                          3,656       1,725       3,625
                                                                   --------    --------    --------

CASH AND CASH EQUIVALENTS, End of year                             $  1,518    $  3,656    $  1,725
                                                                   ========    ========    ========

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW
  INFORMATION:
  Cash paid for interest                                           $     92    $    117    $    118
                                                                   ========    ========    ========
  Cash paid for income taxes                                       $  2,558    $  4,192    $    715
                                                                   ========    ========    ========

See notes to consolidated financial statements.

                                     II-20

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.    SIGNIFICANT  ACCOUNTING  POLICIES

      Description of Business - Nanometrics Incorporated (the "Company") is a manufacturer of film thickness and overlay/critical dimension metrology systems. The Company's primary customers are manufacturers of semiconductors, flat panel displays and disk drives. These film measurement systems combine proprietary computer software and patented optic technology to measure film thickness and uniformity as well as chemical composition. The primary application of these systems is to precisely monitor production processes employed in the fabrication of integrated circuits, magnetic recording heads used in disk drives and flat panel displays most commonly used in laptop computers.

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

      Reclassifications - Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

      Fiscal Year - The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, fiscal years 1998, 1997 and 1996 ended on January 2, 1999, January 3, 1998 and December 28, 1996, and consisted of 52, 53 and 52 weeks, respectively. For purposes of the consolidated financial statements, the year end is denoted as December 31. All references to years relate to fiscal years rather than calendar years.

      Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

      Short-Term Investments - Short-term investments consist of United States Treasury bills. While the Company's intent is to hold such debt securities to maturity, they are classified as available-for-sale as the Company may sell the securities prior to maturity in order to take advantage of market conditions. Available-for-sale securities at December 31, 1998 are stated at cost which approximates fair market value. Realized gains and losses are determined based on the specific identification method.

      Fair Value of Financial Instruments - Financial instruments include cash equivalents, short-term investments and debt obligations. Cash equivalents are stated at fair market value based on quoted market prices. Short-term investments are stated at cost which approximates fair market value. The recorded carrying amount of the Company's debt obligations approximates fair market value.

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

      Goodwill and Intangible Assets - The Company amortizes goodwill and intangible assets (included in other assets) using the straight-line method over an estimated useful life of five years.

      Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and tax credit carryforwards.

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

      Foreign Currency - The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense and consist of losses of $13,000 for 1998, $217,000 for 1997 and a gain of $39,000 for 1996, respectively.

      Comprehensive Income - In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended December 31, 1998, 1997 and 1996 has been disclosed within the consolidated statements of shareholders' equity and comprehensive income.

      Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing net income by the number of weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan.

      Geographic Operating Information - In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment (Note 12).

      Recently Issued Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

      Certain Significant Risks and Uncertainties - Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are held primarily with two financial institutions and consist primarily of cash in bank accounts and United States Treasury bills. The Company sells its products primarily to end users in the United States and Asia, and generally does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for estimated potential bad debt losses.

      The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows; advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components; risks associated with year 2000 compliance; and the Company's ability to attract and retain employees necessary to support its growth.

      Certain components used in the Company's products are purchased only from one source. In particular, the Company currently purchases its robotics used in its automated systems and its spectroscopic ellipsometer used in its advanced measurement systems from separate single sources of supply. Any shortage or interruption in the supply of any of the components used in the Company's products or the inability of the Company to procure these components from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

      2. PRODUCT  LINE  ACQUISITION

      On March 30, 1998, the Company purchased from Optical Specialties, Inc. ("OSI") a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in submicron lithography. Under the agreement, the Company paid approximately $3.2 million in cash for the assets and in-process research and development. The total purchase price and allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

         Total purchase price - cash consideration             $3,225
                                                               ======

         Purchase price allocation:
           Tangible assets                                     $1,923
           Intangible assets:
             Core and developed technology                        419
             Goodwill                                             196
           In-process research and development                  1,421
           Liabilities                                           (734)
                                                               ------

         Total purchase price allocation                       $3,225
                                                               ======


      Net intangible assets as of December 31, 1998 of $523,000 are recorded within other assets in the accompanying consolidated balance sheet and are being amortized using the straight-line method over a five-year useful life.

      The purchase price allocation and intangible valuation was based on management's estimates of the after tax net cash flows and gave explicit consideration to the Securities and Exchange Commission's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Nanometrics-specific considerations which could result in estimates of investment value for the subject assets; and (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, noncompete agreements, assembled workforce and customer relationships and sales channel. The value of core technology was specifically addressed, with a view toward ensuring the relative allocations to core technology and in-process research and development were consistent with the relative contributions of each to the final product. The allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for the products currently in process.

      As indicated above, the Company recorded a one-time charge of $1,421,000 in the first quarter of 1998 for acquired in-process research and development related to the Metra 7000 development project that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both the Company and OSI.

      The project to complete the Metra 7000 product included the completion of a software platform design started by OSI in 1997. As of the acquisition date, the Metra 7000 had yet to achieve technological feasibility since there was not a working prototype with a reliable new software design. At the time of acquisition, the estimated cost to complete this software and related development was approximately $300,000. The Company began shipments of the Metra 7000 product to a customer in June 1998 and it was at that time that the Company began to benefit from the acquired research and development related to the product.

      Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by the Company's management;
      (ii) percentage complete of 77% for the Metra 7000 project estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the inacquisition functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and OSI, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or
      "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process Metra 7000 products. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flow from the product being developed, a portion of this cash flow was attributed to the core technology, which was embodied in the in-process Metra 7000 product line and enabled a quicker and more cost effective development of the Metra 7000. When estimating the value of the developed, core and in-process technologies, discount rates of 25%, 30% and 35%, respectively, were used. These discount rates considered both the status and risk associated with the respective cash flows as of the acquisition date.

      In the first quarter of 1998, the Company also hired certain former employees of OSI and incurred approximately $350,000 in related nonrecurring hiring expenses. Such expenses are classified in the accompanying consolidated statement of income according to the employees' functions.

3.    INVENTORIES

      Inventories at December 31 consist of the following (in thousands):

                                                        1998          1997

         Finished goods                                $ 5,607       $2,934
         Work in process                                 2,253        1,528
         Raw materials and subassemblies                 3,859        2,676
                                                       -------       ------

         Total inventories                             $11,719       $7,138
                                                       =======       ======

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 consists of the following (in thousands):

                                                          1998          1997

         Land                                           $   949       $   813
         Building                                         2,863         2,455
         Machinery and equipment                          1,096         1,243
         Furniture and fixtures                             380           404
         Leasehold improvements                             453           273
                                                        -------       -------

                                                          5,741         5,188
         Accumulated depreciation and amortization       (3,260)       (3,001)
                                                        -------       -------

         Property, plant and equipment, net             $ 2,481       $ 2,187
                                                        =======       =======


5.    OTHER CURRENT LIABILITIES

      Other current liabilities at December 31 consist of the following (in thousands):

                                                          1998          1997

         Commissions payable                            $   366       $   564
         Accrued warranty                                   581           462
         Trade-in allowances                                262           205
         Other                                              511           245
                                                        -------        ------
         Total other current liabilities                $ 1,720       $ 1,476
                                                        =======       =======


6.    INCOME TAXES

      Income (loss) before income taxes for the years ended December 31 consists of the following (in thousands):

                                              1998         1997          1996

         Domestic                           $3,471        $9,644       $6,305
         Foreign                              (533)         (262)         352
                                            ------        ------       ------

         Income before income taxes         $2,938        $9,382       $6,657
                                            ======        ======       ======

      The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                1998        1997      1996
             Current:
               Federal                         $   840    $ 3,080    $ 1,583
               State                               148        884        354
               Foreign                              16        181        304
                                               -------    -------    -------
                                                 1,004      4,145      2,241
                                               -------    -------    -------
             Deferred:
               Federal                             161       (574)       287
               State                               166          9        186
               Foreign                            (223)        45        (50)
                                               -------    -------    -------
                                                   104       (520)       423
                                               -------    -------    -------
             Provision for income taxes        $ 1,108    $ 3,625    $ 2,664
                                               =======    =======    =======


      Significant components of the Company's deferred tax assets at December 31 are as follows (in thousands):

                                                              1998        1997
         Deferred tax assets - current:
           Reserves and accruals not currently deductible    $  978       $1,905
           Capitalized inventory costs                          201          123
           Net operating loss carryforwards                     246           35
           Tax credit carryforwards                              16           31
                                                             ------       ------

         Total deferred tax assets - current                 $1,441       $2,094
                                                             ======       ======

         Deferred tax assets - noncurrent:
           Depreciation                                     $  (25)      $   13
           Goodwill and capitalized acquired technology         553            -
           Other                                                 32            -
                                                             ------       ------

         Total deferred tax assets - noncurrent              $  560       $   13
                                                             ======       ======


      As of December 31, 1998, the Company had available for carryforward net operating losses of approximately $512,000 generated by the Company's Japanese subsidiary. The net operating loss carryforwards will expire if not utilized beginning in the years 2002 through 2003.

      Differences  between  income  taxes  computed  by applying  the  statutory federal  income tax rate to income  before  income taxes and the provision for income taxes for the years ended  December 31 consist of the following
      (in thousands):
                                                           1998       1997       1996

Income taxes computed at 35% U.S. statutory rate         $ 1,028    $ 3,284    $ 2,330
State income taxes                                           207        589        356
Foreign tax provision (benefit) higher than U.S. rates       (74)      --           60
Foreign sales corporation benefit                            (99)      (274)      (205)
Nondeductible expenses                                        75         94         87
Other, net                                                   (29)       (68)        36
                                                         -------    -------    -------
Provision for income taxes                               $ 1,108    $ 3,625    $ 2,664
                                                         =======    =======    =======

7.    DEBT  OBLIGATIONS

      Debt obligations at December 31 consist of the following (in thousands):

                                                        1998          1997

         1995 working capital bank loan               $ 2,292       $2,266
         1996 working capital bank loan                   642          604
         Other debt obligations                           886          302
                                                      -------       ------

         Total                                          3,820        3,172
         Current portion of debt obligations           (1,324)        (604)
                                                      -------       ------

         Debt obligations                             $ 2,496       $2,568
                                                      =======       ======


      The 1995 working capital bank loan was obtained by the Company's Japanese subsidiary. The loan is secured by receivables of the Japanese subsidiary and is guaranteed by the parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Y)260,000,000 at December 31, 1998) and bears interest at 3.3% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2005.

      The 1996 working capital bank loan was also obtained by the Company's Japanese subsidiary and is secured by land and building. The loan is denominated in Japanese yen ((Y)72,800,000 at December 31, 1998) and bears interest at 3.4% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2006.

      At December 31, 1998, other debt obligations represent short-term borrowings by the Company's Japanese subsidiary. The borrowings are secured by the subsidiary's accounts receivable. The borrowings are denominated in Japanese yen ((Y)100,634,000 at December 31, 1998) and bear interest at 1.5% per annum. The borrowings and any unpaid interest are due in February 1999. At December 31, 1997, other debt obligations represented unsecured borrowings by the Company's Japanese subsidiary pursuant to an overdraft facility which bore interest at 1.925% per annum. No amounts are outstanding under the facility at December 31, 1998.

      At December 31, 1998, future annual maturities of debt obligations are as follows (in thousands):

         1999                                              $ 1,324
         2000                                                  437
         2001                                                  437
         2002                                                  437
         2003                                                  437
         Thereafter                                            748
                                                           -------

         Total                                             $ 3,820
                                                           =======

8.    COMMITMENTS  AND  CONTINGENCIES

      The Company leases manufacturing and administrative facilities and certain equipment under noncancellable operating leases. The Company's current primary facility lease expires in April 2002. Rent expense for 1998, 1997 and 1996 was approximately $693,000, $583,000 and $483,000, respectively. Future minimum lease payments under the Company's operating leases for each of the years ending December 31 are as follows (in thousands):

          1999                                              $  653
          2000                                                 648
          2001                                                 600
          2002                                                 193
                                                            ------

          Total                                             $2,094
                                                            ======


      In September 1998, the Company's Korean subsidiary entered into a two-year lease agreement for manufacturing facilities. The lease payments are based on a percentage of net product sales, as defined. To date, no rent expense has been incurred under the lease.

      Pursuant to a 1985 agreement, as amended, if the Company's Chairman of the Board is involuntarily removed from his position, the Company is required to continue his salary and related benefits for a period of five years from such date, at his option.

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

9.    SHAREHOLDERS' EQUITY

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

      Net Income per Share

      The reconciliation of the share denominator used in the basic and diluted net income per share computations for the years ended December 31 are as follows (in thousands):

                                                           1998    1997    1996
Weighted average shares outstanding - shares used in
  basic net income per share computation                  8,635   8,325   8,047
Dilutive effect of common stock equivalents,
  using the treasury stock method                           406     495     477
                                                          -----   -----   -----

Shares used in diluted net income per share computation   9,041   8,820   8,524
                                                          =====   =====   =====

      During 1998, 1997 and 1996, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At December 31, 1998, 248,000 such common stock options with a weighted average exercise price of $7.88 per share were excluded from the diluted net income per share computation.

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

      Option activity under the plans is summarized as follows:
                                                           Outstanding Options
                                                   --------------------------------------
                                                                              Weighted
                                                    Shares      Number of     Average
                                                   Available      Shares   Exercise Price
Balances, January 1, 1996 (372,312
  exercisable at a weighted average price
  of $0.63)                                         427,300     1,229,572    $   2.77

Exercised                                              --        (348,524)       0.67
Granted (weighted average fair value of $3.61)     (308,500)      308,500        5.36
Canceled                                             91,607       (91,607)       3.69
                                                  ----------    ---------

Balances, December 31, 1996 (348,514
  exercisable at a weighted average price
  of $2.91)                                         210,407     1,097,941        4.08

Additional shares reserved                        1,500,000          --           --
Exercised                                              --        (238,941)       2.00
Granted (weighted average fair value of $5.17)     (488,500)      488,500        9.33
Canceled                                             14,139       (14,139)       4.46
                                                  ----------    ---------
Balances, December 31, 1997 (503,267
  exercisable at a weighted average price
  of $4.32)                                       1,236,046     1,333,361        6.37

Exercised                                              --        (151,153)       3.81
Granted (weighted average fair value of $1.88)   (1,395,174)    1,395,174        6.14
Canceled                                            986,949      (986,949)       8.24
                                                  ----------    ---------

Balances, December 31, 1998                         827,821     1,590,433    $   5.25
                                                  ==========    =========

      During the third quarter of fiscal 1998, the Company approved the cancellation and reissuance of outstanding options under the Company's stock options plans. Under the program, holders of outstanding options with exercise prices in excess of $5.13 per share were given the choice of retaining these options or of obtaining, in substitution, new options for the same number of shares. The new options are exercisable at a price of $5.13 per share, the fair market value of the common stock on the reissue date. The new options maintain the vesting schedule and expiration dates established by the canceled option, except that each such option shall not be exercisable, except upon the optionee's death, disability, involuntary termination without good cause or a change in control of the Company before April 1, 1999.

      Additional  information  regarding options  outstanding as of December 31,
      1998 is as follows:
                                            Options Outstanding                  Options Exercisable
                                  -----------------------------------------   -------------------------
                                                   Weighted
                                                   Average        Weighted                     Weighted
                                                   Remaining      Average                      Average
                  Range of          Number        Contractual     Exercise       Number        Exercise
               Exercise Prices    Outstanding     Life (Years)     Price       Exercisable      Price

              $0.56  - $0.56         50,839           1.0        $ 0.56           50,839        $ 0.56
              $2.06  - $5.13      1,206,094           3.4          4.86          647,272          4.66
              $5.25  - $8.63        333,500           4.6          7.39           47,060          7.74
                                  ---------                                     ---------
              $0.56  - $8.63      1,590,433           3.6        $ 5.25          745,171        $ 4.57
                                  =========                                     =========


      Employee Stock Purchase Plan

      Under the 1986 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Shares issued under the plan were 18,006, 24,482 and 25,627 in 1998, 1997 and 1996 at weighted average prices of $6.87, $4.58 and $4.49, respectively. The weighted average per share fair values of the 1998, 1997 and 1996 awards were $2.42, $4.41 and $5.16, respectively. At December 31, 1998, 54,831 shares were reserved for future issuances under the Purchase Plan.

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

      SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards under the Option Plan and the Directors' Plan were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, three years from the date of grant in 1998 and 1997 and four years from the date of grant in 1996; stock volatility, 80% in 1998 and 1997 and 90% in 1996; risk free interest rate, 5.0% in 1998, 6.1% in 1997 and 6.0% in 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized at a historical rate of 29% per year. The Company's fair value calculations on stock-based awards under the Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months in 1998, 1997 and 1996; stock volatility, 80% in 1998 and 1997 and 90% in 1996;
      risk free interest rate, 5.0% in 1998, 5.5% in 1997 and 5.6% in 1996; and no dividends during the expected term.

      If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share, basic and diluted, would have been as follows in the years ended December 31 (in thousands except per share amounts):

                                              1998         1997          1996

         Pro forma net income                $  807        $5,057       $3,576

         Pro forma net income per share:
           Basic                             $ 0.09        $ 0.61       $ 0.44
           Diluted                           $ 0.09        $ 0.60       $ 0.43


      The impact of outstanding stock options granted prior to 1995 have been excluded from the pro forma calculations; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock-based compensation arrangements.

10.   PROFIT-SHARING AND RETIREMENT AND BONUS PLANS

      No contributions were made by the Company in 1998, 1997 and 1996 to the Company's discretionary profit-sharing and retirement plan. The Company paid $688,000, $678,000 and $523,000 in 1998, 1997 and 1996, respectively, under formal discretionary cash bonus plans which cover all eligible employees.

11.   MAJOR CUSTOMERS

      In 1998, sales to one customer accounted for approximately 11% of total revenues. In 1997, sales to another customer accounted for approximately 11% of total revenues. In 1996, no single customer accounted for 10% or more of total revenues. At December 31, 1998, no single customer accounted for 10% or more of accounts receivable. At December 31, 1997, one customer accounted for 10% of accounts receivable.

12.   SEGMENT AND GEOGRAPHIC INFORMATION

      As discussed in Note 1, the Company follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
      Information." The Company's operating segments consist of its geographically based entities in the United States, Japan, South Korea and Taiwan. All such operating segments have similar economic characteristics, as defined in SFAS No. 131, and accordingly, the Company operates in one reportable segment: the design, development, manufacturing, marketing and sales of film thickness and overlay/critical dimension metrology systems. For the years ended December 31, 1998, 1997 and 1996, the Company recorded revenue from customers throughout the United States, Canada, Germany, the United Kingdom, Ireland, France, Italy, Sweden, Israel, Japan, South Korea, China, Singapore, Hong Kong, Taiwan, Indonesia and Malaysia. The following table summarizes total net revenues and long-lived assets attributed to significant countries as of and for the years ended December 31 (in thousands).

                                          1998          1997           1996
         Total net revenues:
           United States                $12,698       $14,539        $14,421
           Japan                          9,167        10,086          9,454
           Korea                          2,596         5,954          4,163
           Taiwan                         3,404         2,583            842
           Germany                        4,784         1,763          1,235
           All other                        615         1,732            221
                                        --------      -------        -------

         Total net revenues*            $33,264       $36,657        $30,336
                                        =======       =======        =======

         Long-lived assets:
           United States                $ 1,439        $  309         $  397
           Japan                          2,419         2,134          2,462
           Korea                             59            11             15
           Taiwan                            11             6            --
                                        --------      -------        -------
         Total long-lived assets        $ 3,928       $ 2,460        $ 2,874
                                        =======       =======        =======

      * Net revenues are attributed to countries based on the deployment and service locations of systems.

13.   SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

      The following  tables set forth selected  quarterly  results of operations for the years ended December 31, 1998 and 1997 (in  thousands,  except per share amounts):
                                                    Quarters Ended
                                        ------------------------------------------
                                        March 31,  June 30,   Sept. 30,  Dec. 31,
                                          1998       1998       1998       1998
Total net revenues                      $ 10,538   $ 10,728   $  7,005   $  4,993
Gross Profit                               5,924      5,732      3,357      1,580
Income (loss) from operations                915      2,446        491     (1,442)
Net income (loss)                            624      1,495        394       (683)
Net income (loss) per share:
  Basic                                 $   0.07   $   0.17   $   0.05      (0.08)
  Diluted                               $   0.07   $   0.17   $   0.04      (0.08)


Shares used in per share computation:
  Basic                                    8,545      8,641      8,669      8,686
  Diluted                                  8,978      9,003      9,074      8,686


                                        -----------------------------------------
                                                   Quarters Ended
                                        -----------------------------------------
                                        March 31,   June 30,  Sept. 30,  Dec. 31,
                                           1997       1997      1997       1997

Total net revenues                      $  8,259   $  8,699   $  9,416   $ 10,283
Gross Profit                               4,659      4,923      5,409      5,942
Income from operations                     2,086      2,019      2,413      2,614
Net income                                 1,273      1,373      1,504      1,607
Net income per share:
  Basic                                 $   0.15   $   0.17   $   0.18   $   0.19
  Diluted                               $   0.15   $   0.16   $   0.17   $   0.18

Shares used in per share computation:
  Basic                                    8,260      8,282      8,327      8,431
  Diluted                                  8,673      8,665      9,002      8,940


                                    * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1998, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Business-Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1998, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1998, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 1998, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

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

         Independent Auditors' Report

         Consolidated Balance Sheets, as of December 31, 1998 and 1997

         For the years ended December 31, 1998, 1997 and 1996:

                  Consolidated Statements of Income

                  Consolidated    Statements   of   Shareholders'   Equity   and
                  Comprehensive Income

                  Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements


         2. Financial Statements Schedules. The following consolidated financial statement schedules of Nanometrics Incorporated are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Nanometrics Incorporated.

         Financial Statement Schedules for the years ended December 31, 1998, 1997 and 1996.

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

             3.2(1) Certificate of Amendment of Articles of Incorporation filed January 31, 1983.

             3.3(1) Certificate of Amendment of Articles of Incorporation filed July 28, 1983.

             3.4(1)      Certificate    of   Amendment   of    Certificate    of
                         Determination of Preferences of Series B Common Stock filed September 13, 1983.

             3.5(1) Certificate of Amendment of Articles of Incorporation filed September 13, 1983.

             3.6(2) Certificate of Amendment of Articles of Incorporation filed December 3, 1984.

             3.7(2) Certificate of Correction of Certificate of Amendment of Certificate of Determination of Preferences of Series B Common Stock filed March 19, 1985.

             3.8(2) Certificate of Amendment of Articles of Incorporation filed June 27, 1988.

             3.9(2)      Bylaws

             4.1(1)      Form of Common Stock Certificate

            10.1(2)      Form  of  Indemnification  Agreement  for  Directors  &
                         Officers

            10.2(2) 1986 Employee Stock Purchase Plan, as amended through April 1997

            10.3(3)      1991 Stock Option Plan, as amended through May 15, 1997

            10.4(4)      1991 Director Option Plan

            10.5(5) Amendment to and Restatement of Redemption Agreement dated March 4, 1993 between Vincent J. Coates and Registrant

            10.6(2) Consulting Agreement dated as of September 15, 1997 between the Registrant and Kanegi Nagai, as amended

            10.7(2) Reverse Split Dollar Insurance Agreement and Collateral Assignment dated March 15, 1993 between the Registrant and Vincent J. Coates

            10.8(2) Lease Agreement dated February 25, 1992 between PM-DE and the Registrant, first Addendum to Lease dated February 22, 1992 and First Amendment to Lease dated April 24, 1997

            10.9(2) Loan Agreement between Japan Development Bank and Nanometrics Japan

            10.10(2) Loan Agreement and Guarantee dated June 5, 1995 between Mitsubishi Bank, Limited and Nanometrics Japan Ltd.

            21           Subsidiaries of Registrant

            23           Independent Auditors' Consent and Report on Schedule

            24           Power of Attorney (see page V-1).

            27           Financial Data Schedule for the Year Ended December 31,
                         1998


1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.

2) Incorporated by reference to the Registrant's Registration Statement on Form 10-K filed on April 1, 1998.

3)   Incorporated   by  reference   to  Exhibit  4.1  filed  with   Registrant's
     Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.

4)   Incorporated   by  reference   to  Exhibit  4.2  filed  with   Registrant's
     Registration Statement on Form S-8 (file number 33-43913) filed on November 14, 1991.

5) Incorporated by reference to exhibit 10.10 filed with Registrant's Form 10-K dated March 29, 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NANOMETRICS INCORPORATED

Date:    March 31, 1999                    By:  /s/VINCENT J. COATES
                                                ---------------------------
                                                Vincent J. Coates, Chairman and
                                                Secretary

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

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

         Signature                    Title                          Date
         ---------                    -----                          ----


/s/VINCENT J. COATES          Chairman of the Board and          March 31, 1999
-------------------------     Secretary
(Vincent J. Coates)

/s/PAUL B. NOLAN              Chief Financial Officer            March 31, 1999
-------------------------     (Principal Accounting and
(Paul B. Nolan)               Financial Officer)


/s/JOHN D. HEATON             Director, President and            March 31, 1999
-------------------------     Chief Executive Officer
(John D. Heaton)

/s/NORMAN V. COATES           Director                           March 31, 1999
-------------------------
(Norman V. Coates)

/s/NATHANIEL BRENNER          Director                           March 31, 1999
-------------------------
(Nathaniel Brenner)

/s/KANEGI NAGAI               Director                           March 31, 1999
-------------------------
(Kanegi Nagai)

/s/CLIFFORD F. SMEDLEY        Director                           March 31, 1999
-------------------------
(Clifford F. Smedley)

                                                                     SCHEDULE II


                            NANOMETRICS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

                         Allowance for Doubtful Accounts


                                Balance at   Charged to   Deductions-  Balance
                                beginning    costs and    write-offs   at end
    Year Ended                  of period    expenses     of accounts  of period
                                ---------    --------     -----------  ---------

December 31, 1998 .........     $413,000     $  7,000     $      0      $420,000
                                ========     ========     ========      ========

December 31, 1997 .........     $419,000     $      0     $ (6,000)     $413,000
                                ========     ========     ========      ========

December 31, 1996 .........     $380,000     $ 39,000     $      0      $419,000
                                ========     ========     ========      ========