Form 10-Q
period 1999-03-31
NANOMETRICS INC
filed 1999-05-11
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

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

                           YES    X        NO


At April 14, 1999 there were 8,750,580 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.  Financial Information                                             Page
                                                                           ----

    Item 1.  Financial Statements

             Consolidated Balance Sheets -
             March 31, 1999 and  December  31, 1998 ........................  3

             Consolidated Statements of Operations -
             Three  months  ended  March 31,  1999 and 1998 ................  4

             Consolidated Statements of Cash Flows -
             Three  months  ended  March 31,  1999 and 1998 ................  5

             Notes to  Consolidated  Financial  Statements .................  6


    Item 2.  Management's Discussion and Analysis of
             Financial  Condition  and Results of  Operations ..............  8

    Item 3.  Quantitative and Qualitative Disclosures
             about  Market  Risk ........................................... 11


Part II.     Other Information

     Item 6. Exhibits  and  Reports on Form 8-K ............................ 12


Signatures ................................................................. 13

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                                                      NANOMETRICS INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                             (Amounts in thousands except share amounts)
                                                             (Unaudited)

                                                                                                  March 31,             December 31,
ASSETS                                                                                               1999                    1998
                                                                                                   --------                --------
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $  3,996                $  1,518
   Short-term investments                                                                             9,897                   9,913
   Accounts receivable, net of
      allowances of $417 and $420                                                                     6,592                   8,458
   Inventories                                                                                       10,756                  11,719
   Deferred income taxes                                                                              1,438                   1,441
   Prepaid expenses and other                                                                         1,815                   2,328
                                                                                                   --------                --------
         Total current assets                                                                        34,494                  35,377
PROPERTY, PLANT AND EQUIPMENT, Net                                                                    2,324                   2,481
DEFERRED INCOME TAXES                                                                                   573                     560
OTHER ASSETS                                                                                            811                     887
                                                                                                   --------                --------
TOTAL                                                                                              $ 38,202                $ 39,305
                                                                                                   ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                $    907                $  1,395
   Accrued payroll and related expenses                                                                 617                     317
   Other current liabilities                                                                          1,562                   1,720
   Current portion of debt obligations                                                                  992                   1,324
                                                                                                   --------                --------
         Total current liabilities                                                                    4,078                   4,756
DEFERRED RENT                                                                                            50                      43
DEBT OBLIGATIONS                                                                                      2,246                   2,496
                                                                                                   --------                --------
         Total liabilities                                                                            6,374                   7,295
                                                                                                   --------                --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 8,736,785 and 8,690,643 outstanding                                                 14,309                  14,170
   Retained earnings                                                                                 17,773                  17,974
   Accumulated other comprehensive loss                                                                (254)                   (134)
                                                                                                   --------                --------
         Total shareholders' equity                                                                  31,828                  32,010
                                                                                                   --------                --------

TOTAL                                                                                              $ 38,202                $ 39,305
                                                                                                   ========                ========

See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                   1999                     1998
                                                                                                  --------                 --------
NET REVENUES:
   Product sales                                                                                  $  5,265                 $  9,618
   Service                                                                                             924                      920
                                                                                                  --------                 --------

   Total net revenues                                                                                6,189                   10,538
                                                                                                  --------                 --------

COSTS AND EXPENSES:
   Cost of product sales                                                                             2,552                    3,629
   Cost of service                                                                                   1,104                      985
   Research and development                                                                          1,016                    1,231
   Acquired in-process research and development                                                       --                      1,421
   Selling                                                                                           1,277                    1,572
   General and administrative                                                                          641                      785
                                                                                                  --------                 --------

   Total costs and expenses                                                                          6,590                    9,623
                                                                                                  --------                 --------

INCOME (LOSS) FROM OPERATIONS                                                                         (401)                     915
                                                                                                  --------                 --------

OTHER INCOME (EXPENSE):
   Interest income                                                                                     138                      161
   Interest expense                                                                                    (21)                     (26)
   Other, net                                                                                          (51)                      (9)
                                                                                                  --------                 --------
   Total other income, net                                                                              66                      126
                                                                                                  --------                 --------

INCOME (LOSS) BEFORE INCOME TAXES                                                                     (335)                   1,041

PROVISION (BENEFIT) FOR INCOME TAXES                                                                  (134)                     417
                                                                                                  --------                 --------

NET INCOME (LOSS)                                                                                 $   (201)                $    624
                                                                                                  ========                 ========

NET INCOME  (LOSS) PER SHARE:
  Basic                                                                                           $  (0.02)                $   0.07
                                                                                                  ========                 ========
  Diluted                                                                                         $  (0.02)                $   0.07
                                                                                                  ========                 ========

SHARES USED IN PER SHARE COMPUTATION:
  Basic                                                                                              8,701                    8,545
                                                                                                  ========                 ========
  Diluted                                                                                            8,701                    8,978
                                                                                                  ========                 ========

See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                            1999             1998
                                                                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                       $  (201)         $   624
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization                                                                                51               49
   Deferred rent                                                                                                 7                7
   Purchase of in-process technology                                                                          --              1,421
   Deferred taxes                                                                                               10             (652)
   Changes in assets and liabilities, net of effects of product line acquisition:
       Accounts receivable                                                                                   1,582              642
       Inventories                                                                                             881             (959)
       Prepaid income taxes                                                                                    745             --
       Prepaid expenses and other                                                                             (237)            (253)
       Accounts payable and other liabilities                                                                 (322)             567
       Income taxes payable                                                                                   --                699
                                                                                                           -------          -------

Net cash provided by  operating activities                                                                   2,516            2,145
                                                                                                           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                                       (2,984)          (1,951)
   Sales/maturities of short-term investments                                                                3,000            1,954
   Capital expenditures                                                                                        (23)             (85)
   Other assets                                                                                                 53              (24)
   Product line acquisition                                                                                   --             (3,038)
                                                                                                           -------          -------

Net cash provided by (used in) investing activities                                                             46           (3,144)
                                                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                               (364)            (115)
   Issuance of common stock                                                                                    139              338
                                                                                                           -------          -------

Net cash provided by (used in)  financing activities                                                          (225)             223
                                                                                                           -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                        141               22
                                                                                                           -------          -------

NET CHANGE IN CASH AND EQUIVALENTS                                                                           2,478             (754)
CASH AND EQUIVALENTS, beginning of period                                                                    1,518            3,656
                                                                                                           -------          -------

CASH AND EQUIVALENTS, end of period                                                                        $ 3,996          $ 2,902
                                                                                                           =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                                                  $    56          $    26
                                                                                                           =======          =======

   Cash paid for income taxes                                                                              $  --            $   359
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

         While the quarterly financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2. Inventories

         Inventories are stated at the lower of cost (first-in,first-out) or market and consist of the following (in thousands):


                                                      March 31,     December 31,
                                                        1999           1998
                                                      -------         -------
Raw materials and subassemblies                       $ 5,751         $ 3,859
Work in process                                         2,198           2,253
Finished goods                                          2,807           5,607
                                                      -------         -------
                                                      $10,756         $11,719
                                                      =======         =======


Note 3. Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                             March 31, 1999    December 31, 1998
                                             --------------    -----------------
Commissions payable                              $  347             $  366
Accrued warranty                                    527                581
Other                                               688                773
                                                 ------             ------
                                                 $1,562             $1,720
                                                 ======             ======


Note 4. Net Income (Loss) Per Share

         The reconciliation of the share denominator used in the basic and diluted net income (loss) per share computations for the three months ended March 31 are as follows (in thousands):

                                                                  1999     1998
                                                                 -----     -----
Weighted average common shares outstanding-shares
 used in basic net income per share computations                 8,701     8,545
Dilutive effect of common stock equivalents,
 using the treasury stock method                                  --         433
                                                                 -----     -----

Shares used in diluted net income per share computation          8,701     8,978
                                                                 =====     =====

         During the three months ended March 31, 1999 and 1998, the Company had common stock options outstanding which could potentially dilute basic net income
(loss) per share in the future, but were excluded from the computation of diluted net income (loss) per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. Additionally, for the three months ended March 31, 1999, common stock options outstanding with exercise prices less than the average market price of the common shares were also excluded from the computation of diluted net loss per share as their effect would be antidilutive in the loss period. At March 31, 1999, 1,579,582 common stock options with a weighted average exercise price of $5.36 per share were excluded from the diluted net loss per share computation.


Note 5. Comprehensive Income (Loss)

         Comprehensive income (loss), which consisted of net income (loss) and changes in accumulated translation adjustments, was $(321,000) for the three months ended March 31, 1999 compared to $590,000 for the same period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Total net revenues for the first quarter of 1999 were $6,189,000, a decrease of $4,349,000 or 41% from the same quarter in 1998. Product sales of $5,265,000 decreased $4,353,000 or 45% for the first quarter of 1999 compared to the same period in 1998 primarily resulting from decreased shipments of the Company's products in the U.S. and Far East due primarily to slower worldwide demand in the semiconductor industry. Service revenue of $924,000 increased $4,000 in the first quarter of 1999 compared to the same period in 1998.

         Cost of product sales as a percentage of product sales increased to 48% in the first quarter of 1999 from 38% in the first quarter of 1998 primarily because of lower sales volume in 1999 resulting in higher per unit manufacturing costs. Cost of service as a percentage of service revenue increased to 119% in the first quarter of 1999 from 107% in the first quarter of 1998. This increase was primarily attributable to higher fixed service costs needed to support the Company's growing installed base of systems at customer locations.

         Research and development expenses for the first quarter of 1999 decreased $215,000 or 17% compared to the same period in 1998. The higher level of cost in the first quarter of 1998 was mainly due to one time costs related to the addition of new employees who were responsible for research and development of the Company's new Metra product line.

         In the first quarter of 1998, the Company paid approximately $3.2 million for the assets and in-process research and development related to OSI's Metra product line. Of this purchase price, $1,421,000 related to the value of in-process research and development that had no alternative future use and was charged to expense in the accompanying consolidated statement of operations for the three months ended March 31, 1998.

         Selling expenses for the first quarter of 1999 decreased by $295,000 or 19% compared to the same period in 1998 primarily because of lower commission expenses and other expenses associated with lower sales levels in the first quarter of 1999.

         General and administrative expenses for the first quarter of 1999 decreased by $144,000 or 18% compared to the same period in 1999 primarily as a result of lower spending associated with the decreased level of operations.

         Other income, net decreased $60,000 or 48% during the first quarter of 1999 compared to the same period in 1998 due primarily to lower interest income and higher royalty expenses in the first quarter of 1999.

         For the first quarter of 1999, the Company recorded an income tax benefit at an effective tax rate of 40% based on its evaluation of its annual effective tax rate.

         The Company's loss from operations was $401,000 and net loss was $201,000 or $0.02 per diluted share in the first quarter of 1999 compared to income from operations of $915,000 and net income of $624,000 or $0.07 per diluted share in the first quarter of 1998.

Liquidity and Capital Resources

         At March 31, 1999, the Company had working capital of $30,416,000 compared to $30,621,000 at December 31, 1998. The current ratio at March 31, 1999 was 8.5 to 1. The Company believes working capital including cash, cash equivalents and short-term investments of $13,893,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first three months of 1999 provided cash of $2,516,000 primarily from lower accounts receivable and inventory, while the sales/maturities of short-term investments net of purchases provided

$16,000, capital expenditures used $23,000, debt repayment used $364,000 and issuance of common stock provided $139,000.

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

         Manufacturing:   The  Company  believes  that  its  assembly  and  test
         equipment and its primary manufacturing application software system are now Y2K compliant.

         Information Technology Systems ("IT"): The Company has purchased a Y2K upgrade license from its IT vendor and has installed the upgrade in its IT system.

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

Forward Looking Statements

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors including customer demand for the Company's products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by the Company, patterns of capital spending by customers, technological changes in the markets served by the Company and its customers, market acceptance of products of both the Company and its customers, the timing, cancellation or delay of customer orders and shipments, competition, including competitive pressures on product prices and changes in pricing by the Company's customers or suppliers, fluctuations in foreign currency exchange rates, particularly the Japanese yen, the proportion of direct sales versus sales through distributors and representatives, market acceptance of new and enhanced versions of the Company's products, the timing of new product announcements and releases of products by the Company or its competitors, including the Company's ability to design, introduce and manufacture new products on a timely and cost effective basis, the size and timing acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1998 Annual Report on Form 10-K. The Company undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments. Instead, the Company actively manages the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations. The Company's investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value. The Company also has fixed rate debt obligations in Japan that are subject to interest rate risk. At March 31, 1999, the Company's total debt obligation was $3,238,000 while the long-term portion was $2,246,000. The Company does not actively manage the risk associated with these obligations because the impact of interest rate changes would not have a material impact on the Company's results of operations.

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

NANOMETRICS INCORPORATED
(Registrant)


/s/ Vincent J. Coates
--------------------------
Vincent J. Coates
Chairman of the Board


/s/ John Heaton
--------------------------
John Heaton
Chief Executive Officer


/s/ Paul B. Nolan
--------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  May 11, 1999