Form 10-Q
period 1999-06-30
NANOMETRICS INC
filed 1999-08-09
CIK 704532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---

For the quarterly period ended June 30,  1999

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                 0-13470
                       ---------------------------------------

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

At July 14, 1999 there were 8,778,981 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----
     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998 ....................... 3

                  Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 1999 and 1998 .................................... 4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998 ................... 5

                  Notes to Consolidated Financial
                  Statements ................................................ 6


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............. 8


     Item 3.      Quantitative and Qualitative Disclosures
                  about Market Risk ......................................... 11


Part II.  Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders ....... 12

     Item 6.      Exhibits and Reports on Form 8-K .......................... 12

Signatures .................................................................. 13

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                                                         June 30,                 December 31,
ASSETS                                                                     1999                        1998
                                                                       ---------                   ----------
CURRENT ASSETS:
   Cash and cash equivalents                                           $     973                   $    1,518
   Short-term investments                                                 13,870                        9,913
   Accounts receivable, less allowance for
     doubtful accounts of $417 and $420                                    6,802                        8,458
   Inventories                                                            10,172                       11,719
   Deferred income taxes                                                   1,442                        1,441
   Prepaid expenses and other                                              1,379                        2,328
                                                                       ---------                   ----------


                  Total current assets                                    34,638                       35,377

PROPERTY, PLANT AND EQUIPMENT, NET                                         2,308                        2,481

DEFERRED INCOME TAXES                                                        560                          560

OTHER ASSETS                                                                 784                          887
                                                                       ---------                   ----------

TOTAL                                                                  $  38,290                   $   39,305
                                                                       =========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $   1,188                   $    1,395
   Accrued payroll and related expenses                                      418                          317
   Other current liabilities                                               1,328                        1,720
   Current portion of long-term debt                                         818                        1,324
                                                                       ---------                   ----------
                  Total current liabilities                                3,752                        4,756

DEFERRED RENT                                                                 56                            43

DEBT OBLIGATIONS                                                           2,135                         2,496
                                                                       ---------                   -----------

                  Total liabilities                                        5,943                         7,295
                                                                       ---------                   -----------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 8,778,481 and 8,690,643 outstanding                      14,519                        14,170
   Retained earnings                                                      18,077                        17,974
   Accumulated other comprehensive loss                                     (249)                         (134)
                                                                       ---------                   -----------
                  Total shareholders' equity                              32,347                        32,010
                                                                       ---------                   -----------

TOTAL                                                                  $  38,290                   $    39,305
                                                                       =========                   ===========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                                1999            1998                 1999            1998
                                            -----------     -----------         ------------     -----------
NET REVENUES:
   Product sales                            $   6,468       $  9,705            $  11,733        $ 19,323
   Service                                      1,055          1,023                1,979           1,943
                                            ---------       --------            ---------        --------

   Total net revenues                           7,523         10,728               13,712          21,266
                                            ---------       --------            ---------        --------

COSTS AND EXPENSES:
   Cost of product sales                        2,984          4,029                5,536           7,658
   Cost of service                              1,017            967                2,121           1,952
   Research and development                     1,094          1,063                2,110           2,294
   Acquired in-process research and
     development                                    -              -                    -           1,421
   Selling                                      1,309          1,529                2,586           3,101
   General and administrative                     724            694                1,365           1,479
                                            ---------       --------            ---------        --------

   Total costs and expenses                     7,128          8,282               13,718          17,905
                                            ---------       --------            ---------        --------

OPERATING INCOME (LOSS)                          395           2,446                   (6)          3,361

OTHER INCOME (EXPENSE):
   Interest income                                174            156                  312              317
   Interest expense                               (20)           (20)                 (41)             (46)
   Other, net                                     (42)          (139)                 (93)            (148)
                                            ----------      ---------           ---------        ---------
   Total other income (expense), net              112             (3)                 178              123
                                            ---------       ---------           ---------        ---------

INCOME  BEFORE PROVISION
 FOR INCOME TAXES                                 507          2,443                  172            3,484

PROVISION FOR INCOME TAXES                        203            948                   69            1,365
                                            ---------       --------            ---------         --------

NET INCOME                                  $     304       $  1,495            $     103         $  2,119
                                            =========       ========            =========         ========

NET INCOME PER SHARE:
   Basic                                    $      .03      $    .17            $     .01         $    .25
                                            ==========      ========            =========         ========
   Diluted                                  $      .03      $    .17            $     .01         $    .24
                                            ==========      ========            =========         ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                         8,757         8,641                8,729            8,593
                                            ==========      ========            =========         ========
   Diluted                                       9,177         9,003                9,190            8,991
                                            ==========      ========            =========         ========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                     1999        1998
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    103    $  2,119
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                                                        103         119
   Deferred rent                                                                         13          13
   Purchase of in-process technology                                                     --       1,421
   Deferred taxes                                                                        11        (656)
   Changes in assets and liabilities net of effects of product line acquisition:
       Accounts receivable                                                            1,355        (830)
       Other receivables                                                                 (2)         (3)
       Inventories                                                                    1,483      (2,081)
       Prepaid income taxes                                                             904          --
       Prepaid expenses and other                                                       132         255
       Accounts payable and other liabilities                                          (486)        252
       Income taxes payable                                                              --        (101)
                                                                                   --------    --------

Net cash provided by operating activities                                             3,616         508
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                               (13,870)    (11,126)
   Sales/maturities of short-term investments                                         9,913      10,849
   Capital expenditures                                                                 (64)       (123)
   Product line acquisition                                                              --      (3,038)
                                                                                   --------    --------
Net cash used in investing activities                                                (4,021)     (3,438)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                        (635)       (204)
   Issuance of common stock                                                             350         575
                                                                                   --------    --------

Net cash provided by (used in) financing activities                                    (285)        371
                                                                                   --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 145        (164)
                                                                                   --------    --------

NET CHANGE IN CASH AND EQUIVALENTS                                                     (545)     (2,723)
CASH AND EQUIVALENTS, beginning of period                                             1,518       3,656
                                                                                   --------    --------

CASH AND EQUIVALENTS, end of period                                                $    973    $    933
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                          $     42    $     49
                                                                                   ========    ========

   Cash paid for income taxes                                                      $     --    $  2,122
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


Note 2.       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      June 30,      December 31,
                                                        1999           1998
                                                      -------         -------
          Raw materials and subassemblies             $ 4,585         $ 3,859
          Work in process                               3,044           2,253
          Finished goods                                2,543           5,607
                                                      -------         -------
                                                      $10,172         $11,719
                                                      =======         =======


Note 3.       Other Current Liabilities

       Other current liabilities consist of the following (in thousands):

                                               June 30, 1999   December 31, 1998
                                               ------------    -----------------
          Commissions payable                     $  329            $  366
          Accrued warranty                           486               581
          Other                                      513               773
                                                  ------            ------
                                                  $1,328            $1,720
                                                  ======            ======


Note 4.       Net Income Per Share

       The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):
                                                                 Three Months Ended            Six Months Ended
                                                                      June 30                       June 30
                                                                  1999         1998            1999         1998
                                                              -----------  -----------    -----------   ------------
         Weighted average common shares
           outstanding-shares used in basic
           net income per share computation                      8,757        8,641          8,729         8,593
         Dilutive effect of common stock equivalents,
           using the treasury stock method                         420          362            461           398
                                                              -----------  -----------    -----------   ------------
         Shares used in dilutive net income
           per share computation                                 9,177        9,003          9,190         8,991
                                                              ===========  ===========    ===========    ===========

       During the three and six month periods ended June 30, 1999 and 1998, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At June 30, 1999, 265,333 such common stock options with a weighted average exercise price of $7.90 per share were excluded from the diluted net income per share computations.

Note 5.       Comprehensive Income

       For the three months ended June 30, 1999 and 1998, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $309,000 and $1,401,000, respectively. For the six months ended June 30, 1999 there was a comprehensive loss of $12,000 compared to a comprehensive income of $1,991,000, for the same period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total net revenues for the three months ended June 30, 1999 were $7,523,000, a decrease of $3,205,000 or 30% from the comparable period in 1998. For the six months ended June 30, 1999, total revenues of $13,712,000 decreased by $7,554,000 or 36% from the comparable period in 1998. Product sales of $6,468,000 and $11,733,000 for the three months and six months ended June 30, 1999, respectively, decreased $3,237,000 or 33% and $7,590,000 or 39%, respectively, as compared with the same periods during 1998. The lower level of product sales resulted from decreased shipments of the Company's products in the U.S. and Far East due primarily to slower worldwide demand in the semiconductor industry. Service revenue of $1,055,000 and $1,979,000 for the three months and six months ended June 30, 1999, respectively, increased $32,000 or 3% and $36,000 or 2%, respectively, as compared to the same periods in 1998.

         Cost of product sales as a percentage of product sales increased to 46% in the second quarter of 1999 from 42% in the second quarter of 1998 and increased to 47% in the six months ended June 30, 1999 from 40% for the same period in 1998 primarily because of lower sales volume in 1999 resulting in higher per unit manufacturing costs. Cost of service as a percentage of service revenue increased to 96% in the second quarter of 1999 from 95% in the second quarter of 1998 and increased to 107% in the six months ended June 30, 1999 from 100% for the same period in 1998 primarily as a result of higher service costs needed to support the Company's growing installed base of systems at customer locations.

         Research and development expenses for the three months ended June 30, 1999 increased $31,000 or 3% compared to the same period in 1998. Research and development expenses for the first six months of 1999 decreased $184,000 or 8% compared to the same period in 1998 due primarily to one time costs related to the addition of new employees in March 1998 who were responsible for research and development for the Company's new Metra product line.

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

         Selling expenses for the three month and six month periods ended June 30, 1999 decreased by $220,000 or 14% and $515,000 or 17% respectively, compared to the same periods in 1998 primarily because of lower commission expenses and other expenses associated with lower sales levels in 1999.

         General and administrative expenses for the three months ended June 30, 1999 increased $30,000 or 4% compared to the same period in 1998. General and administrative expenses for the six months ended June 30, 1999 decreased by $114,000 or 8% compared to the same period in 1998.

         Other income (expense), net for the three month and six month periods ended June 30, 1999 increased $115,000 and $55,000 or 45% respectively, from the comparable periods in 1998 due primarily to lower royalty costs and exchange rate losses in the second quarter of 1999.

         For the three months and six months ended June 30, 1999, the Company recorded an effective tax rate of 40% as compared to an effective rate of 39% for the same periods in 1998.

         The Company reported an operating income of $395,000 and net income of $304,000 for the second quarter of 1999 compared to an operating income of $2,446,000 and net income of $1,495,000 for the same period in 1998. For the first six months of 1999, the Company reported an operating loss of $6,000 and net income of $103,000 which compared to an operating income of $3,361,000 and net income of $2,119,000 for the same period in 1998.


Liquidity and Capital Resources

         At June 30, 1999, the Company had working capital of $30,886,000 compared to $30,621,000 at December 31, 1998. The current ratio at June 30, 1999 was 9.2 to 1. The Company believes working capital including cash and short-term investments of $14,843,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first six months of 1998 provided cash of $3,616,000 primarily from decreases in accounts receivable and inventory, while the net purchases of short-term investments used $3,957,000, capital expenditures used $64,000, debt repayment used $635,000 and issuance of common stock provided $350,000.


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

     Products: Many of the Company's products incorporate computer software to control certain add-on features and functionality. The Company's products are measurement tools and Y2K issues arise in the Company's products where database functions are used (e.g. storage of measurement data). The Company has completed testing and evaluation of its products for Y2K compliance. As a result of such evaluation, the Company believes that: (i) its current product lines are Y2K compliant; (ii) upgrades are currently available for non-Y2K compliant automated products; and (iii) as database functionality is not used in certain older obsolete products and in non-automated systems, Y2K compliance is not believed to be an issue.

     Procurement: The Company's suppliers have been contacted and status of products and internal systems have been verified. Y2K compliance by the Company's suppliers is not believed to be an issue.

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

Any of the above stated consequences, in addition to others, which the Company cannot yet foresee, could have a significant adverse impact on the Company's business, operating results and financial condition.

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

Patent Issues

         The Company is currently discussing patent issues with Therma-Wave Inc. The Company believes that Therma-Wave's Opti-Probe product line may infringe on a patent issued to the Company relating to absolute reflectance measurement. Therma-Wave alleges that some of the Company's film thickness measurement products may infringe on a Therma-Wave patent relating to the combination of a spectrophotometer with a spectroscopic ellipsometer. Although the Company believes that none of its products infringe on the Therma-Wave patent, there can be no assurance that the resolution of this matter will not have a material adverse effect on the Company's future business, financial condition or results of operations.


Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors including demand for the company's products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by the Company, patterns of capital spending by customers, technological changes in the markets served by the Company and its customers, market acceptance of products of both the Company and its customers, the timing, cancellation of delay of customer orders and shipments, competition, including competitive pressure on product prices and changes in pricing by the Company's customers or suppliers, fluctuation in foreign currency exchange rates particularly the Japanese yen, the proportion of direct sales versus sales through distributors and representatives, market acceptance of new and enhanced versions of the Company's products, the timing of new product announcements and releases of products by the Company or its competitors, including the Company's ability to design, introduce and manufacture new products on a timely and cost effective basis, the size and timing of acquisitions of business, products or technologies, fluctuations in the availability and cost of components and subassemblies, the outcome of patent infringement discussions and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1998 Annual Report on Form 10-K. The Company undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments. Instead, the Company actively manages the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations. The Company's investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value. The Company also has fixed rate debt obligations in Japan that are subject to interest rate risk. At June 30, 1999, the Company's total debt obligation was $2,953,000 while the long-term portion was $2,135,000. The Company does not actively manage the risk associated with these obligations because the impact of interest rate changes would not have a material impact on the Company's results of operations.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A. The annual meeting of shareholders was held on May 28, 1999.

B. The following directors were elected to the board of directors:

             Vincent J. Coates
             Nathaniel Brenner
             Norman V. Coates
             John D. Heaton
             Kanegi Nagai

C. The following matters were voted upon at the annual meeting:

                                                  For       Against      Abstain
                                                  ---       -------      -------
1. To elect the following directors
   to serve for the ensuing year:

   Vincent J. Coates, Chairman                 7,519,846       0         858,904
   Nathaniel Brenner, Director                 7,519,846       0         858,904
   Norman V. Coates, Director                  7,519,846       0         858,904
   John D. Heaton, Director                    7,519,846       0         858,904
   Kanegi Nagai, Director                      7,519,846       0         858,904


2. To ratify the  appointment  of  Deloitte
   & Touche  LLP as  independent
   auditors for the fiscal year ending
   December 31, 1999.                          8,370,486   4,904           3,360


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


Dated: August 9, 1999