Form 10-Q
period 1999-09-30
NANOMETRICS INC
filed 1999-11-09
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


   X    Quarterly  report  pursuant  to  Section  13 or 15(d) of the  Securities
-----   Exchange Act of 1934

For the quarterly period ended September 30, 1999

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number     0-13470
                       ------------------------------------------

              NANOMETRICS INCORPORATED
------------------------------------------------------
(Exact name of registrant as specified in its charter)



              California                                     94-2276314
----------------------------------                    ----------------------
 (State or other jurisdiction of                        (I. R. S. Employer
  incorporation or organization)                        Identification No.)


   310 DeGuigne Drive, Sunnyvale, CA                            94086
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
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

At October 15, 1999 there were 8,920,127 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED


                                      INDEX


Part I.  Financial Information                                            Page

     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998 . . . . . . . .. 3

                  Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1999 and 1998  . . . . . . . . . . . . . .  4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998 . . . . .   5

                  Notes to Consolidated Financial
                  Statements . . . . . . . . . . . . . . . . . . . . . . .  6


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . .   8


     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk . . . . . . . . . . . . . . . . . . .  11


Part II.  Other Information

     Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . 12


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                                           NANOMETRICS INCORPORATED
                                          CONSOLIDATED BALANCE SHEETS
                                  (Amounts in thousands except share amounts)
                                                  (Unaudited)

                                                                      September 30,               December 31,
                                                                          1999                         1998
                                                                      ------------                ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   3,030                   $    1,518
   Short-term investments                                                 11,876                        9,913
   Accounts receivable, net of
     allowances of $423 and $420                                           9,873                        8,458
   Inventories                                                             9,934                       11,719
   Deferred income taxes                                                   1,446                        1,441
   Prepaid expenses and other                                              1,164                        2,328
                                                                       ---------                   ----------

                  Total current assets                                    37,323                       35,377

PROPERTY, PLANT AND EQUIPMENT, NET                                         2,585                        2,481

DEFERRED INCOME TAXES                                                        548                          560

OTHER ASSETS                                                                 790                          887
                                                                       ---------                   ----------

TOTAL                                                                  $  41,246                   $   39,305
                                                                       =========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $   1,843                   $    1,395
   Accrued payroll and related expenses                                      787                          317
   Other current liabilities                                               1,391                        1,720
   Income taxes payable                                                      211                            -
   Current portion of long-term debt                                         567                        1,324
                                                                       ---------                   ----------

                  Total current liabilities                                4,799                        4,756

DEFERRED RENT                                                                 63                           43

DEBT OBLIGATIONS                                                           2,340                        2,496
                                                                       ---------                   ----------

                  Total liabilities                                        7,202                        7,295
                                                                       ---------                   ----------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 8,891,794 and 8,690,643 outstanding                      14,923                       14,170
   Retained earnings                                                      18,977                       17,974
   Accumulated other comprehensive gain (loss)                              144                          (134)
                                                                       ---------                   ----------
                  Total shareholders' equity                              34,044                       32,010
                                                                       ---------                   ----------

TOTAL                                                                $    41,246                   $   39,305
                                                                     ===========                   ==========

See Notes to Consolidated Financial Statements

                                         NANOMETRICS INCORPORATED
                                    CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands, except per share amounts)
                                               (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                                1999            1998               1999             1998
                                            -----------     -----------         -----------      ----------
NET REVENUES:
   Product sales                            $   8,717       $  6,249            $  20,450        $ 25,572
   Service                                      1,104            756                3,083           2,699
                                            ---------       ---------           ---------        --------

   Total net revenues                           9,821          7,005               23,533          28,271
                                            ---------       --------            ---------        --------

COSTS AND EXPENSES:
   Cost of product sales                        3,976          2,813                9,512          10,471
   Cost of service                              1,176            835                3,297           2,787
   Research and development                     1,099            886                3,209           3,180
   Acquired in-process research and
     development                                    -              -                    -           1,421
   Selling                                      1,519          1,366                4,105           4,467
   General and administrative                     730            614                2,095           2,093
                                            ---------       --------            ---------        --------

   Total costs and expenses                     8,500          6,514               22,218          24,419
                                            ---------       --------            ---------        --------

OPERATING INCOME                                1,321            491                1,315           3,852
                                            ---------       --------            ---------        --------

OTHER INCOME (EXPENSE):
   Interest income                                171            146                  483             463
   Interest expense                               (22)           (23)                 (63)            (69)
   Other, net                                      67             42                  (26)           (106)
                                            ---------       --------            ----------       ---------
   Total other income, net                        216            165                  394             288
                                            ---------       --------            ---------        ---------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                   1,537            656                1,709           4,140

PROVISION FOR INCOME TAXES                        637            262                  706           1,627
                                            ---------       --------            ---------        --------

NET INCOME                                  $     900       $    394            $   1,003        $  2,513
                                            =========       ========            =========        ========

NET INCOME PER SHARE:
   Basic                                    $     .10       $    .05            $     .11       $     .29
                                            =========       ========            =========        ========
   Diluted                                  $     .10       $    .04            $     .11       $     .28
                                            =========       ========            =========        ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                         8,823         8,669                8,760           8,618
                                            ==========      ========            =========        ========
   Diluted                                       9,347         9,074                9,242           9,018
                                            ==========      ========            =========        ========

See Notes to Consolidated Financial Statements

                                       NANOMETRICS INCORPORATED
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Amounts in thousands)
                                             (Unaudited)
                                                                           Nine Months Ended
                                                                             September 30,
                                                                       1999                  1998
                                                                  -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $       1,003         $       2,513
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                                            159                   191
   Deferred rent                                                             20                    19
   Purchase of in-process research and development                            -                 1,421
   Deferred taxes                                                            19                  (660)
   Changes in assets and liabilities net of effects of
    product line acquisition:
       Accounts receivable                                               (1,201)                  908
       Inventories                                                        1,906                (2,769)
       Prepaid expenses and other current assets                          1,286                   136
       Accounts payable and other current liabilities                       501                  (342)
       Income taxes payable                                                 211                   (29)
                                                                  -------------         -------------

Net cash provided by operating activities                                 3,904                 1,388
                                                                  -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                   (16,790)              (12,823)
   Sales/maturities of short-term investments                            14,827                13,498
   Capital expenditures                                                    (100)                 (170)
   Other assets
   Product line acquisition                                                   -                (3,038)
                                                                  -------------         -------------

Net cash used in investing activities                                    (2,063)               (2,533)
                                                                  -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                          (1,106)                 (551)
   Issuance of common stock                                                 753                   603
                                                                  -------------         -------------

Net cash provided by (used in) financing activities                        (353)                   52
                                                                  -------------         -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      24                   125
                                                                  -------------         -------------

NET CHANGE IN CASH AND EQUIVALENTS                                        1,512                  (968)
CASH AND EQUIVALENTS, beginning of period                                 1,518                 3,656
                                                                  -------------         -------------

CASH AND EQUIVALENTS, end of period                               $       3,030         $       2,688
                                                                  =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                         $          63         $          73
                                                                  =============         =============

   Cash paid for income taxes                                     $           -         $       2,223
                                                                  =============         =============

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


Note 2.       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                      September 30,            December 31,
                                                                          1999                     1998
                                                                       ---------                ----------
         Raw materials and subassemblies                               $   5,122                $    3,859
         Work in process                                                   2,379                     2,253
         Finished goods                                                    2,433                     5,607
                                                                       ---------                ----------
                                                                       $   9,934                $   11,719
                                                                       =========                ==========


Note 3.       Other Current Liabilities

       Other current liabilities consist of the following (in thousands):

                                                                     September 30,             December 31,
                                                                         1999                      1998
                                                                       ---------                ----------
         Commissions payable                                           $     354                $      366
         Accrued warranty                                                    528                       581
         Other                                                               509                       773
                                                                       ---------                ----------
                                                                       $   1,391                $    1,720
                                                                       =========                ==========


Note 4.       Net Income Per Share

       The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30                 September 30
                                                                  1999         1998            1999         1998
                                                              ----------   ----------     ----------    ---------
         Weighted average common shares
           outstanding-shares used in basic
           net income per share computation                      8,823        8,669          8,760        8,618
         Dilutive effect of common stock equivalents,
           using the treasury stock method                         524          405            482          400
                                                              ----------   ----------     ----------    ---------
         Shares used in dilutive net income
           per share computation                                 9,347        9,074          9,242        9,018
                                                              ==========   ==========     ==========    =========

       During the three and nine month periods ended September 30, 1999 and 1998, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At September 30, 1999, 38,000 such common stock options with a weighted average exercise price of $9.00 per share were excluded from the diluted net income per share computations.

Note 5.       Comprehensive Income

       For the three months ended September 30, 1999 and 1998, comprehensive income, which consisted of net income for the periods and changes in accumulated translation adjustments, was $1,293,000 and $558,000, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive income was $1,281,000 and $2,549,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


Results of Operations

         Total net revenues for the three months ended September 30, 1999 were $9,821,000, an increase of $2,816,000 or 40% from the comparable period in 1998. For the nine months ended September 30, 1999, total net revenues of $25,533,000 decreased by $4,738,000 or 17% from the comparable period in 1998. Product sales of $8,717,000 for the three months ended September 30, 1999, increased
$2,468,000 or 39% as compared with the same period in 1998. This increase resulted from stronger sales of the Company's products particularly in the U.S. and the Far East. Product sales of $20,450,000 for the nine months ended September 30, 1999, decreased $5,122,000 or 20% as compared with the same period in 1998. This decrease in product sales resulted from slower worldwide demand from the semiconductor industry during the first half of 1999. Service revenue of $1,104,000 and $3,083,000 for the three months and nine months ended September 30, 1999, respectively, increased $348,000 or 46% and $384,000 or 14%, respectively, as compared to the same periods in 1998. These increases in service revenue are primarily attributable to higher sales of accessories in the U.S. and Japan.

         Cost of product sales as a percentage of product sales increased slightly to 46% in the third quarter of 1999 from 45% in the third quarter of 1998. Cost of product sales as a percentage of product sales increased to 47% in the nine months ended September 30, 1999 from 41% for the same period in 1998 primarily because of lower sales volume in the first half of 1999 resulting in higher per unit manufacturing costs. Cost of service as a percentage of service revenue decreased to 107% in the third quarter of 1999 from 110% in the third quarter of 1998 primarily as a result of higher service sales. Cost of service as a percentage of service revenue increased to 107% in the nine months ended September 30, 1998 from 103% for the same period in 1998 as a result of higher service costs needed to support the Company's growing installed base of systems at customer locations.

         Research and development expenses for the three month and nine month periods ended September 30, 1999 increased $213,000 or 24% and $29,000 or 1% respectively, compared to the same periods in 1998 as the Company continued to commit its resources to the development of new and improved products.

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

         Selling expenses in the third quarter of 1999 increased by $153,000 or 11% compared to the third quarter of 1998 as a result of higher expenses associated with increased sales. Selling expenses for the nine months ended September 30, 1999 decreased $362,000 or 8% compared to the same period in 1998 primarily because of lower expenses associated with lower sales in the first half of 1999.

         General and administrative expenses for the third quarter of 1999 increased by $116,000 or 19% compared to the third quarter of 1998 due to spending associated with the increased level of operations in the third quarter of 1999. General and administrative expenses for the nine month period ended September 30, 1999 increased slightly by $2,000 compared to the same period in 1998.

         Other income (expense), net for the three month and nine month periods ended September 30, 1999 increased $51,000 or 31% and $106,000 or 37% respectively, from the comparable periods in 1998 due primarily to exchange rate gains and higher interest income in 1999.

         The Company reported an operating income of $1,321,000 and net income of $900,000 for the third quarter of 1999 compared to an operating income of $491,000 and net income of $394,000 for the same period in 1998. For the first nine months of 1999, the Company reported an operating income of $1,315,000 and net income of $1,003,000 which compared to an operating income of $3,852,000 and net income of $2,513,000 for the same period in 1998.

Liquidity and Capital Resources

         At September 30, 1999, the Company had working capital of $32,524,000 compared to $30,621,000 at December 31, 1998. The current ratio at September 30, 1999 was 7.8 to 1. The Company believes working capital including cash and short-term investments of $14,906,000 will be sufficient to meet its needs at least through the next twelve months. Operating activities for the first nine months of 1999 provided cash of $3,904,000 primarily from net income and decreased inventory, while the net purchases of short-term investments used $1,963,000, capital expenditures used $100,000, debt repayment used $1,106,000 and issuance of common stock provided $753,000.


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

     Facilities and Infrastructure: An assessment of the Y2K readiness of owned and leased assets has been performed and the only system which will require upgrade or replacement is the voicemail system.

Costs The Company has completed its evaluation of the required activities to address the Y2K issues, and the Company currently believes that the estimated costs of Y2K compliance efforts are not expected to be material to the Company.

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


Patent Issues

The Company is currently discussing patent issues with Therma-Wave Inc. The Company believes that Therma-Wave's Opti-Probe product line may infringe on a patent issued to the Company relating to absolute reflectance measurement. Therma-Wave alleges that some of the Company's film thickness products may infringe on a Therma-Wave patent relating to the combination of a spectrophotometer with a spectroscopic ellipsometer. Although the Company believes that none of its products infringe on the Therma-Wave patent, there can be no assurance that the resolution of this matter will not have a material adverse effect on the Company's future business, financial condition or results of operations.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors, including (i) demand for the Company's products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by the Company, (ii) patterns of capital spending by customers, (iii) technological changes in the markets served by the Company and its customers, (iv) market acceptance of existing and new products and product enhancements of both the Company and its customers, (v) the timing, cancellation or delay of customer orders and shipments, (vi) competition, including competitive pressure on product prices and changes in pricing by the Company's customers or suppliers, (vii) fluctuation in foreign currency exchange rates, particularly the Japanese yen, (viii) the proportion of direct sales versus sales through distributors and representatives, (ix) the timing of new product announcements and releases of products by the Company or its competitors, including the Company's ability to design, introduce and manufacture new products on a timely and cost effective basis, (x) the size and timing of acquisitions of business, products or technologies (xi) fluctuations in the availability and cost of components and subassemblies, (xi) the outcome of patent infringement discussions and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1998 Annual Report on Form 10-K. The Company undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments. Instead, the Company actively manages the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations. The Company's investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value. The Company also has fixed rate debt obligations in Japan that are subject to interest rate risk. At September 30, 1999, the Company's total debt obligation was $2,907,000 while the long-term portion was $2,340,000. The Company does not actively manage the risk associated with these obligations because the impact of interest rate changes would not have a material impact on the Company's results of operations.

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

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
----------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
----------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
----------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  November 9, 1999