Form 10-K
period 1999-12-31
NANOMETRICS INC
filed 2000-03-02
CIK 704532

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                          Commission File No. 0-13470

                           NANOMETRICS INCORPORATED
            (Exact name of Registrant as specified in its charter)

          California                                         94-2276314
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

           310 DeGuigne Drive
         Sunnyvale, California                                94086
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (408) 746-1600
                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on December 31, 2000, as reported by Nasdaq, was approximately $44,422,597. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 31, 2000, 9,163,998 shares of the registrant's Common Stock were outstanding.

================================================================================

                           NANOMETRICS INCORPORATED

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS


                                    PART I

Item 1.   Business............................................................................... I-1
Item 2.   Properties............................................................................. I-13
Item 3.   Legal Proceedings...................................................................... I-13
Item 4.   Submission of Matters to a Vote of Security Holders.................................... I-13

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.................. II-1
Item 6.   Selected Consolidated Financial Data................................................... II-1
Item 7.   Management's Discussion and Analysis of Financial Condition and Results Of Operations.. II-3
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk............................. II-18
Item 8.   Consolidated Financial Statements and Supplementary Data............................... II-19
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure... II-39

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..................................... III-1
Item 11.  Executive Compensation................................................................. III-3
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................... III-9
Item 13.  Certain Relationships and Related Transactions......................................... III-11

                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.......... IV-1

                                    PART I

ITEM 1.  BUSINESS

     This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future results of operations. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. When we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements.

   We are a leader in the design, manufacture, marketing and support of thin film metrology systems for the semiconductor, flat panel display and magnetic recording head industries. Our systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields. Our non-contact, non-destructive thin film measurement systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition.

   Growth in the market for our products is driven by the increasing use of thin film technology by manufacturers of electronic products. Many types of thin films are used in the manufacture of numerous products, including semiconductors, flat panel displays and magnetic recording heads as well as integrated fiber optics, conventional and advanced optics, high density optical and magnetic disks and lasers. These products require the precise electronic, optical, magnetic and surface finish properties enabled by thin film technology. The rapid growth in the sale and use of these products has created significant demand for our metrology systems.

   We offer a complete line of systems to address the thin film metrology requirements of our customers. Each of our systems are equipped with computerized mapping capability for measurement, visualization and control of film uniformity. Our metrology systems can be categorized as follows:

  . stand-alone, fully automated systems for measurements of thin films in high-volume manufacturing operations;

  . integrated systems for integration into semiconductor processing equipment that provide virtually immediate measurements and feedback to improve process control and increase throughput; and

  . tabletop systems used to manually or semiautomatically measure thin films in engineering and low-volume production environments.

   In addition, we provide systems that are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. The accurate alignment of successive film layers, relative to each other, across the wafer is critical for device performance and favorable production yields.

   We have been a pioneer in the field of thin film measurement and have been instrumental in the development of many innovations for over two decades. We have been selling metrology systems since 1977 and have an extensive installed base with industry leading customers worldwide, including Applied Materials, Hyundai, IBM, LG International, TSMC and WaferTech.

Industry Background

 Growth

   The semiconductor, flat panel display and magnetic recording head industries have experienced significant growth over the past decade. This trend is expected to continue due to rapid growth in Internet usage and continuing demand for applications in data processing, wireless communications, personal computers, handheld electronic devices, computer games and other consumer electronics. Dataquest, an independent industry research company, estimates that worldwide semiconductor sales will increase to approximately $251 billion in 2002 from $136 billion in 1998, representing a compound annual growth rate of 16.6%. To keep pace with the demand, capital equipment spending by semiconductor manufacturers is estimated to reach
$75 billion in 2002 from $30 billion in 1998, representing a compound annual growth rate of 25.7%. Similarly, according to Stanford Resources Inc., a display market research firm, the flat panel display market is expected to grow to $26 billion in 2004 from $14 billion in 1998, representing a compound annual growth rate of 10.9%.

 Semiconductor Manufacturing Process

   Semiconductors are fabricated by a complex series of process steps on a wafer substrate made of silicon or other material. Thin film metrology systems are used at many points during the fabrication process to monitor and precisely measure film thickness and uniformity as well as chemical properties in order to maximize the yield of acceptable semiconductors. Each wafer typically goes through a series of 100 to 500 process and metrology steps in generally repetitive cycles.

                             [CHART APPEARS HERE]

[Graphical chart depicting the interaction of metrology systems with the four primary wafer film processing steps used in semiconductor manufacturing: deposition, CMP, photolithography and etch. A circular diagram is used to show the movement of a bare wafer through each of the four areas, beginning with deposition and proceeding through CMP, photolithography and etch, respectively. Metrology systems are shown to be used both before and after each step in this process.]

   The four primary wafer film processing steps are:

  . deposition;

  . chemical mechanical planarization, known in our industry as CMP;

  . photolithography; and

  . etch.

   Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The four most common methods of deposition are chemical vapor deposition, or CVD, physical vapor deposition, or PVD, diffusion and oxidation. The control of uniformity and thickness during deposition of these films is critical to the performance of the semiconductor circuit.

   Chemical Mechanical Planarization. CMP flattens, or planarizes, the topography of the film surface to permit the patterning of small features on the resulting smooth surface by the photolithography process. The CMP process is a combination of chemical etching and mechanical polishing and commonly uses an abrasive liquid and polishing pad. Semiconductor manufacturers need metrology systems to control the CMP process by measuring the thin film layer to determine precisely when the appropriate thickness has been reached.

   Photolithography. Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light sensitive film, that must have an accurate thickness and uniformity. Photolithography involves the projection of integrated circuit patterns onto the photoresist after which it is developed, leaving unexposed areas available for etching. In order to precisely control the photolithography process, it is necessary to measure reflectivity, film thickness and overlay registration.

   Etch. Etch is the process of selectively removing precise areas of thin films that have been deposited on the surface of a wafer. The hardened photoresist protects material that needs to be left to make up the circuits. During etch, certain areas of the film not covered by photoresist are removed to leave a desired circuit pattern. Thin film metrology systems are required to verify material removal and critical dimension conformity.

   Before and after deposition, CMP, photolithography and etch, the wafer surface is measured to determine the quality of the film or pattern and find defects. Measurements are taken to ensure process uniformity and include thickness, width, height, roughness and other characteristics. Process control helps avoid costly rework or misprocessing and results in higher yields for semiconductor manufacturers.

   These processing steps are typically repeated multiple times during the fabrication process, with alternating layers of insulating and conductive films. Depending on the specific design of a given integrated circuit, a variety of film types and thicknesses and a number of layers can be used to achieve desired electronic performance characteristics. The semiconductors are then tested, separated into individual circuits, assembled and packaged into an integrated circuit.

 Flat Panel Display and Magnetic Recording Head Manufacturing Processes

   Flat panel displays and magnetic recording heads are manufactured in clean rooms using thin film processes that are similar to those used in semiconductor manufacturing. Most flat panel displays are constructed on large glass substrates that range in size up to 650 by 830 millimeters. Multiple magnetic recording heads are manufactured on substrates that are typically made of an aluminum oxide-titanium carbide alloy, two to three millimeters thick and approximately 150 millimeters across.

 Increased Use of Thin Film Metrology Systems

   Manufacturers of semiconductors, flat panel displays and magnetic recording heads are experiencing several trends that are increasing the need for thin film metrology systems including the following:

  . Growing Use of Chemical Mechanical Planarization. Manufacturers are adopting CMP to flatten, or planarize, thin films to obtain the ultra-flat surfaces required for advanced photolithography. In addition, the introduction of new interconnect techniques has increased the need for CMP. Accordingly, semiconductor manufacturers are seeking metrology systems that can help control the CMP process by measuring the thin film layer to determine precisely when the appropriate thickness has been achieved.

  . Adoption of New Types of Thin Films. Manufacturers are adopting new processes and technologies that increase the importance and utilization of thin film metrology systems. To achieve greater semiconductor device speed, manufacturers are utilizing copper and new insulating materials that require enhanced metrology solutions for the manufacturing process.

  . Increasing Complexity of Semiconductors. Semiconductors are becoming more complex as they operate at faster speeds with smaller feature sizes, employ larger dies that contain more transistors and utilize increasing numbers of manufacturing process steps. The value of process wafers and the cost of rework is significantly higher for these complex semiconductors and therefore, manufacturers are seeking to use metrology systems to increase production yields and limit the amount of rework.

  . Need for Rapid Ramp of Production Efficiencies. Competitive forces on semiconductor device manufacturers, such as price cutting and shorter product life cycles, place pressure on the manufacturers to rapidly achieve production efficiency. Semiconductor device manufacturers are using metrology systems throughout the fab to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

 Drive Toward Integrated Metrology

   For many years, semiconductor manufacturers have sought to improve fab efficiency by choosing systems that integrate more than one process step into a single tool. Integrated solutions increase productivity with higher throughput, smaller overall footprint, reduced wafer handling and faster process development. This trend began in the mid-1980s as leading manufacturers introduced a "cluster process tool" architecture that combined multiple processes in separate chambers around a central wafer handling platform. More recently, CMP systems have begun to integrate cleaning technology into a single system in order to achieve these benefits.

   Today, the same focus on increased productivity is driving the adoption of integrated metrology for many processes, such as CMP and CVD. Until recently, semiconductor manufacturers had to physically transport wafers from a process tool to a separate metrology system in order to make critical measurements such as film thickness and uniformity. Manufacturers of process equipment are increasingly seeking to offer their customers integrated metrology in their tools to lower costs and improve overall fab efficiency. Such tools can have one or two metrology chambers that are integrated onto a process system, which utilize the common automation platform so that measurements can be taken without removing the wafers from the tool. Integrated metrology provides semiconductor manufacturers with several benefits, including a reduction in the number of test wafers, increased overall process throughput, faster detection of process excursions and faults, reduced wafer handling, faster process development and ultimately an improvement in overall equipment effectiveness.

Nanometrics Solution

   We are a leader in the design, manufacture, marketing and support of thin film metrology systems for the semiconductor, flat panel display and magnetic recording head industries. We offer a complete line of systems to address the thin film metrology requirements of our customers. Our metrology systems can be categorized as follows:

  . Stand-alone, fully automated systems used for measurements of thin films in high-volume manufacturing operations. We offer a broad line of fully automated thin film thickness measurement systems. These systems remove the dependence on human operators by incorporating reliable wafer handling robots and are designed to meet the speed, measurement, performance and reliability requirements that are essential for today's semiconductor, flat panel display and magnetic recording head manufacturing facilities. We believe we offer the only fully automated thin film thickness measurement systems that synergistically combine spectroscopic ellipsometry, spectroscopic reflectometry and Fourier transform infrared reflectometry, known in the industry as FTIR. Each of these measurement systems are non-contact and use non-destructive techniques to analyze and measure films. This combination of technologies enables our systems to determine the concentration of elements, or dopants, within a film. This is of significant importance, as many new films used today require continuous monitoring of dopant levels and chemical composition. Our fully automated metrology product line also includes systems that are used to measure the overlay registration accuracy of successive layers of semiconductor patterns on wafers in the photolithography process.

  . Integrated systems used to measure in-process wafers automatically and quickly without having to leave the enclosed wafer processing system. In 1998, we introduced our high-speed integrated metrology system. Our integrated metrology systems are compact and monitor a multitude of small test points on the wafer using sophisticated pattern recognition. Our integrated systems can be attached to film deposition, CMP, CVD, etch and other process tools to provide rapid monitoring of films on each wafer immediately before or after processing. Integrated systems can offer customers significantly increased operating efficiency and equipment utilization, lower manufacturing costs and higher throughput. Similar to our automated metrology systems, our integrated systems can be configured to determine the concentration of dopants within a film. We believe we are the only supplier of integrated metrology systems with this capability. We are currently shipping integrated systems to Applied Materials for installation on their CMP and CVD tools.

  . Tabletop systems used to manually or semiautomatically measure thin films in engineering and low-volume production environments. We pioneered and believe we are the leading supplier of tabletop thin film thickness measurement systems, which are mainly used in low-volume production environments and failure analysis and engineering labs. Our three tabletop models have unique capabilities and several available configurations, depending on wafer handling, range of films to be measured, uniformity mapping and other customer needs.

   Each of our thin film thickness measurement systems are equipped with computerized readout capability for measurement, visualization and control of film uniformity. In addition, we have developed new automated systems and tabletop products for emerging technologies using larger substrates such as 300 millimeter wafers and larger flat panel displays. We believe that we are the first company to ship fully automated thin film thickness measurement systems for 300 millimeter wafers. We have also introduced new technology for the precise thin film measurements that are dictated by sub 0.25 micron design rules and have developed products with mini-environments that meet the latest standards for clean, particle-free manufacturing.

Strategy

   Our strategy is to offer and support, on a worldwide basis, technologically advanced metrology systems that meet the changing manufacturing requirements of the semiconductor, flat panel display and magnetic recording head industries as well as other industries that use metrology systems. Key elements of our strategy include:

     Continuing to Offer Advanced Integrated Metrology Systems. We were one of the first suppliers to offer products that integrate process metrology systems into wafer processing equipment. We are currently the only supplier of integrated systems that combine spectroscopic reflectometry with FTIR, thereby providing comprehensive analysis for thin film measurement. We intend to continue our efforts to develop the integrated metrology market to achieve and maintain competitive advantages. In September 1998, we entered into an OEM agreement to supply metrology systems for Applied Materials' Mirra Mesa(TM) CMP system. In addition, in July 1999, we introduced a metrology system that is incorporated into Applied Materials' Producer QA(TM) CVD system. We are pursuing other OEM arrangements and will continue to investigate other integrated metrology technologies.

     Maintaining Technology Leadership. We are committed to developing advanced metrology systems that meet the requirements of advances in thin film manufacturing technology. We have an extensive base of proprietary technology and expertise in optics, software and systems integration. We have supplemented our capabilities by establishing strategic relationships to leverage our technical resources and strengthen our product offerings. These include relationships with Kensington Laboratories, a manufacturer of precision robotic systems, J.A. Woollam Company, a leading designer of spectroscopic ellipsometer systems and Midac, a provider of FTIR technology. In December 1999, we acquired inspection and metrology technology from Phase Metrics, a data storage equipment company, to augment our technology portfolio.

     Leveraging Existing Customer and Industry Relationships. We expect to continue to strengthen our existing customer relationships and foster working partnerships by providing technologically superior systems and high levels of customer support. Our strong industry relationships have allowed close customer collaboration that facilitated our ability to introduce new products and applications that met customer needs. We believe that our large customer base will continue to be an important source of new product development ideas. Our large customer base also provides us with the opportunity for increased sales of additional metrology systems to our customers without the extensive effort that might otherwise be required.

     Providing Worldwide Distribution and Support. We believe that a direct sales and support capability is essential for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. Because a majority of our sales come from outside the United States, we are expanding our direct sales force in South Korea and Taiwan and will continue to expand into additional territories as customer requirements dictate. We use selected sales representatives and distributors in other countries in Asia, Europe and the Middle East. We intend to continue developing our distribution network by expanding our existing offices, opening new offices and forming additional distribution relationships. We believe that growing our international distribution network will enhance our competitive position.

     Providing a Broad Portfolio of Metrology Systems and Technology. We offer a comprehensive family of metrology systems that accurately measure thin films and overlay registration used in the manufacturing process. We offer automated and integrated systems for high-volume manufacturing applications and tabletop systems for engineering and small fab applications. Our products can include a wide range of accessories as well as special hardware and software configurations to meet customer needs. We plan to continue enhancing our products and integrating additional features and measurement modules that will strengthen and broaden our product line.

     Addressing Multiple Markets. There are broad applications of our technology beyond the semiconductor industry. We intend to continue developing and marketing products to address metrology requirements in the manufacture of flat panel displays, magnetic recording heads and any other industries that might apply our technology in the future. We believe our diversification through multiple industry applications of our technology increases the total available market for our products and reduces, to an extent, our exposure to the cyclicality of any particular market.

Products

   We have been a pioneer in the field of thin film metrology and have been instrumental in the development of many innovations over the past 25 years. Our thin film thickness measurement systems use microscope-based, non-contact spectroscopic reflectometry. Some of our systems provide complementary spectroscopic ellipsometry to measure the thickness and optical characteristics of films on a variety of substrates. In addition, we offer an optional FTIR feature on some of our products to determine other film parameters, such as the concentration of dopants within a film. We also manufacture a line of optical overlay registration systems that are used to determine the alignment accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Our products can be divided into three groups: automated systems, integrated systems and tabletop systems.

                                                                            Technology
                                                       -----------------------------------------------------
                                                                                      Fourier
                                             Maximum                                 Transform    Advanced
                                            Substrate  Spectroscopic Spectroscopic   Infrared    Dimensional
    System               Market             Size (mm)  Reflectometry Ellipsometry  Reflectometry  Metrology
  ---------   ----------------------------  ---------  ------------- ------------- ------------- -----------
  Automated
    8000X     Semiconductor, Magnetic Head     200           X             X             X
    8300X            Semiconductor             300           X             X             X
     9200            Semiconductor             200           X                           X
  5500/6500        Flat Panel Display      960 by 1100       X
  7000/7200          Semiconductor             200                                                     X

------------------------------------------------------------------------------------------------------------

  Integrated
    9000i            Semiconductor             200           X                           X
    9000b            Semiconductor             300           X                           X

------------------------------------------------------------------------------------------------------------

   Tabletop
     3000     Semiconductor, Magnetic Head     200           X
  6100/6150          Semiconductor             200           X
    50-2c     Semiconductor, Magnetic Head     200                                                     X

Automated Systems

   Our stand-alone, fully automated metrology systems are employed in high-volume production environments. These systems incorporate automated material handling interface options for integration into a variety of fab automation environments, and implement multiple measurement technologies for a broad range of substrate sizes. Our automated systems range in price from approximately $200,000 to $700,000 depending on substrate sizes, measurement technologies, material handling interfaces and software options.

 NanoSpec 8000X

   The NanoSpec 8000X stand-alone, automated thin film measurement system is capable of handling wafers ranging in size from 75 to 200 millimeters in diameter. The 8000X is the basic system configuration, while the 8000XSE includes a fully integrated spectroscopic ellipsometer for ultrathin and multiple film stack measurement applications. In addition, an FTIR option can be added to determine dielectric dopant concentrations. Other 8000X options include a standard mechanical interface with mini-environment enclosures for use in ultra-clean manufacturing facilities. The 8000X can also be configured to handle the substrates that are used in the magnetic recording head industry.

 NanoSpec 8300X

   The NanoSpec 8300X stand-alone, automated thin film measurement system is capable of handling both 200 and 300 millimeter diameter wafers. The 8300X is the basic system configuration and can be equipped with the spectroscopic ellipsometer and FTIR options for expanded measurement applications. This system can also include a mini-environment enclosure and wafer load ports compatible with industry standards. These systems conform to the new industry standards for 300 millimeter wafer handling automation. The 8300X received a Photonics Circle of Excellence Award for innovation and achievement in photonic technology.

 NanoSpec 9200

   The NanoSpec 9200 stand-alone, automated thin film measurement system is capable of handling wafers of 150 and 200 millimeters in diameter. We developed this system using technologies from the NanoSpec 9000 integrated film thickness system to be compact and to provide high wafer throughput.

 NanoSpec 5500 and 6500

   The NanoSpec 5500 and 6500 measure most optically transparent films used in the manufacture of flat panel displays. The Model 5500 is fully automated and handles large glass substrates up to 550 by 650 millimeters. This model is also capable of precisely measuring at any site on the substrate and generating film thickness maps, which show uniformity across the panel. The 6500 is an advanced version of the 5500 with many proprietary software and hardware enhancements and is capable of handling substrates up to 960 by 1100 millimeters.

 Metra 7000 and 7200

   In 1998, we completed an acquisition of the Metra product line from Optical Specialties. The Metra is a stand-alone system used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. We shipped our first automated overlay registration system, the Metra 7000, in June 1998. The recently introduced Metra 7200 provides enhanced measurement performance and higher wafer throughput.

Integrated Systems

   Our integrated metrology systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Our integrated systems are available for wafer sizes up to 300 millimeters and offer deep ultraviolet, commonly referred to as DUV, FTIR measurement technologies, in addition to spectroscopic reflectometry. Depending on features and technologies, our integrated metrology systems range in price from approximately $90,000 to $295,000.

 NanoSpec 9000i


   The NanoSpec 9000i is an ultra-compact measurement system designed for integration into semiconductor wafer processing equipment. The system can be used in several wafer film process steps including metal deposition, CMP, CVD, photolithography and etch. In its basic configuration, the 9000i is equipped with visible wavelength spectroscopic reflectometry. In 1999, the 9000i received a Photonics Circle of Excellence Award for innovation and achievement in photonic technology.

 NanoSpec 9000b

   The NanoSpec 9000b is a 300 millimeter-based system that incorporates all the features of the 9000i. This system is interchangeable with industry conforming load ports for simplified mechanical integration.

Tabletop Systems

   Our tabletop systems are used mainly in low-volume production environments and in engineering labs where automated handling and high throughput are not required. Our tabletop product line encompasses both manual and semiautomated models and includes systems for both film thickness and critical dimension measurements. Our tabletop system prices range from approximately $50,000 to $200,000 depending primarily on the degree of automation and software options.

 NanoSpec 3000 and 6100/6150

   The NanoSpec tabletop systems provide a broad range of thin film measurement solutions at a lower entry price point. The NanoSpec 3000 is a basic, manual system while the 6100/6150 models feature semiautomatic wafer handling or staging.

 NanoLine 50-2C

   The NanoLine 50-2C is a tabletop critical dimension, or linewidth, measurement system primarily used in low-volume production environments and photolithography mask making shops. The system uses a high- magnification optical system and scanning technology combined with proprietary software to provide accurate, repeatable dimensions.

Customers

   We sell our thin film metrology systems worldwide to many of the major semiconductor, flat panel display and magnetic recording head manufacturers and equipment suppliers, as well as producers of silicon wafers and photomasks. The majority of our systems are sold to customers located in the United States, Asia and Europe. One customer, IBM, represented 11.2% of our total net revenues in 1998 and Applied Materials and TSMC represented 12.8% and 10.5% of our total net revenues in 1999, respectively.

   The following is a list of our top customers, based on revenues, during 1999:

    Applied Materials           Intertrade Scientific
    CHI-MEI                     Sony
    Hyundai                     Taiwan Semiconductor Manufacturing
                                 Co. (TSMC)
    IBM                         Texas Instruments
    Innotech                    WaferTech

Sales and Marketing

   We believe that a direct sales and support capability is essential for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide direct sales support from our corporate office in California. In addition, we have a direct sales presence in Oregon and Texas in the United States as well as Scotland, South Korea, Taiwan and Japan. We use selected sales representatives and distributors in other countries in Asia, Europe and the Middle East. We intend to continue to develop our distribution network by expanding our existing offices and opening new offices and forming additional distribution relationships. We believe that growing our international distribution network will enhance our competitive position. We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of metrology systems in general and the features and advantages of our products in particular. We believe that our sales and application engineers are skilled in working with customers to solve complex measurement and process problems.

   Sales to customers in foreign countries constituted approximately 61.8% and 60.9% of total net revenues for 1998 and 1999, respectively. Direct exports of our metrology systems to foreign customers and shipments to our subsidiaries require general export licenses. See note 12 of the notes to consolidated financial statements for information regarding total net revenues and long-lived assets of our foreign operations.

   In order to raise market awareness of our products, we advertise in trade publications, distribute promotional materials, publish technical articles, conduct marketing programs, issue press releases regarding new products, work with a public relations firm and participate in industry trade shows and conferences.

Technology

   We believe that our engineering expertise, technology acquisitions, supplier alliances and short-cycle production strategies enable us to develop and offer advanced solutions that address industry trends. By offering common metrology platforms that can be configured with a variety of measurement technologies, our customers can specify high performance systems not offered by other suppliers or, as a cost saving measure, they can narrowly configure a system for a specific application.

   Spectroscopic Reflectometry. We pioneered the use of micro-spot spectroscopic reflectometry for semiconductor film metrology in the late 1970s. Spectroscopic reflectometry uses multiple wavelengths (colors) of light to obtain an array of data for analysis of film thickness and other film parameters. Today's semiconductor manufacturers still depend on spectroscopic reflectometry for most film metrology applications. Reflectometry is the measurement of reflected light. For film metrology, a wavelength spectrum in the visible region is commonly used. Light reflected from the surfaces of the film and the substrate is analyzed using computers and measurement algorithms. The analysis yields thickness information and other parameters without contacting or destroying the film.

   In the mid-1980s, we introduced a DUV reflectometer for material analysis. In 1991, we were awarded a patent for the determination of absolute reflectance in the ultraviolet region. This technology provides enhanced measurement performance for thinner films and films stacked on top of one another.

   Spectroscopic Ellipsometry. Like reflectometry, ellipsometry is a non-contact and non-destructive technique used to analyze and measure films. An ellipsometer analyzes the change in a polarized beam of light after reflection from a film's surface and interface. Our systems are spectroscopic providing ellipsometric data at many different wavelengths. Spectroscopic ellipsometry provides a wealth of information about a film, yielding very accurate and reliable measurements. In general, ellipsometers are used for thin films and complex film stacks, whereas reflectometers are used for thicker films and stacks.

   FTIR Reflectometry. FTIR is another non-contact analytical technique used to collect information about a film. FTIR operates in the infrared region of the electromagnetic spectrum, which is invisible to the human eye. Our proprietary, compact FTIR design collects a wide spectrum of infrared radiation reflected from the film and then separates this radiation into wavelength data using mathematical algorithms, referred to as Fourier transforms. The infrared spectrum is useful for determining the dopants in a film. FTIR is of significant importance to the semiconductor industry, as many new films used today require careful monitoring of dopant levels. In addition, FTIR can be used to measure very thick films and films that cannot be analyzed within the range of visible or DUV reflectometry and ellipsometry.

   Combined Film Analysis. By combining all three film analysis techniques (reflectometry, ellipsometry and FTIR) onto one platform, our film metrology systems offer a comprehensive analysis for film metrology applications. Competitive systems generally measure only thickness and optical characteristic of a film. Our systems measure thickness, optical characteristics and the concentration of dopants. Beyond the performance advantage, our combined systems require less cleanroom space and provide lower cost of ownership.

   Surface Analysis. We have a variety of proprietary, non-contact and non-destructive technologies that are used to inspect the surfaces of films and substrates. These technologies locate and analyze abnormalities found on the surfaces and can be adapted to metrology platforms.

   Overlay Registration. Overlay registration refers to the relative alignment of two layers in the thin film photolithographic process. Our microscope-based, measurement technology utilizes a high magnification, low distortion imaging system combined with proprietary software algorithms to numerically quantify the alignment.

Customer Service and Support

   We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers. We provide support to our customers with telephonic technical support access, direct training programs and operating manuals and other technical support information. We use our demonstration equipment for training programs in addition to sales and marketing. We provide warranty and post-warranty service from our corporate office in California. We also have service operations based in Arizona, Massachusetts, Oregon, Pennsylvania, Idaho and Texas. Local service and spare parts are provided in the United Kingdom by our sales office in Scotland and in the rest of Europe by distributors and sales representatives. In Asia, service is provided by direct offices in Japan, Korea and Taiwan. Our distributors and representatives provide service in other countries in Asia.

   We provide a one-year warranty on parts and labor for products sold domestically and in foreign markets. Service revenue, including sales of replacement parts, represented approximately 10.7% and 11.7% of total net revenues in 1998 and 1999, respectively.

Backlog

   As of December 31, 1999, our backlog was approximately $13.4 million, compared with approximately $1.0 million at December 31, 1998. Backlog includes orders for products that we expect to ship within 12 months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be canceled or rescheduled. Since only a portion of our revenues for any fiscal quarter represent systems in backlog, we do not believe that backlog is a meaningful or accurate indication of our future revenues and performance.

Competition

   The market for our metrology systems is intensely competitive and characterized by rapidly evolving technology. We compete on a global basis with both larger and smaller companies in the United States, Japan, Israel and Europe. We compete primarily with: stand-alone thin film measurement products from KLA-Tencor Corporation, Therma-Wave, Inc., Rudolph Technologies and Dai Nippon Screen; integrated thin film measurement products from Nova Measuring Instruments Ltd. and Online Technologies; and overlay measurement products from KLA-Tencor Corporation, Bio-Rad Laboratories Inc. and Schlumberger Ltd. Many of our competitors have substantially greater financial, engineering, manufacturing and marketing resources than we do. Significant competitive factors include: measurement technology, system performance (including automation and software capability), ease of use, reliability, established customer bases, cost of ownership, price and global customer service. We believe that we compete favorably with respect to these factors, but we must continue to develop and design new and improved products in order to maintain our competitive position.

Manufacturing

   We manufacture our products in the United States, Japan and Korea. We combine proprietary measurement components and software produced in our facilities with components and subassemblies obtained from outside suppliers. Certain of our products include system engineering and software development to meet specific customer requirements. Our manufacturing operations do not require a major investment in capital equipment.

   Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We are relying increasingly on outside vendors to manufacture many components and subassemblies. We have entered into agreements with J.A. Woollam Company for the purchase of the spectroscopic ellipsometer components and Midac Corporation for the purchase of FTIR spectrometer components. Additionally, we use Kensington Laboratories as our primary source of robotics components.

Research and Development

   Our research and development is directed towards enhancing existing products and developing and introducing new products to maintain technological leadership and to meet current and evolving customer needs. Our process, engineering, marketing, operations and management personnel have developed close collaborative relationships with many of our customers' counterparts and have used these relationships to identify market demands and target our research and development to meet those demands. We are working to develop potential applications of new and emerging technologies, including improved metrology methods. We conduct research and development at our facilities in California, Korea and Japan. We have extensive proprietary technology and expertise in such areas as spectroscopic reflectometry using our patented absolute reflectivity, robust pattern recognition and complex measurement software algorithms. We also have extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. Expenditures for research and development during 1998 and 1999 were $4.2 million and $4.7 million, and represented 12.7% and 12.8% of total net revenues, respectively.

Intellectual Property

   Our success depends in large part on the technical innovation of our products. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology systems. We hold a number of United States patents with several pending patents. The United States patents, issued during the period 1983 to 1999, will expire from 2000 to 2018. While we attempt to protect our intellectual property rights through patents and non-disclosure agreements, we believe that our success will depend to a greater degree upon innovation, technological expertise and our ability to adapt our products to new technology. We may not be able to protect our technology, and competitors may be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States.

   From time to time we have received communications from third parties asserting that our metrology systems infringe, or may infringe, the proprietary rights of these third parties. We are presently discussing patent issues with Therma-Wave, Inc. We believe that Therma-Wave's Opti-Probe product line may infringe on a patent issued to us relating to absolute reflectance measurement. Therma-Wave alleges that some of our thin film thickness measurement products may infringe on a Therma-Wave patent relating to the combination of a spectroscopic reflectometer with a spectroscopic ellipsometer. Although we believe that none of our products infringe on a valid Therma-Wave patent, if this matter is resolved against us, our business could be harmed. Additionally, some customers of ours have received notices from The Lemelson Medical, Education & Research Foundation alleging that equipment used in the manufacture of semiconductor products infringes their patents. A number of these customers have notified us that they are seeking indemnification from us for any damages and expenses resulting from this matter. Certain of our customers have engaged in litigation with the late Mr. Lemelson involving a number of his patents and some of these cases have been settled. Although the ultimate outcome of these matters is not presently determinable, the resolution of all such pending matters could harm our business. These claims of infringement may lead to protracted and costly litigation that could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party's proprietary rights. We may not be able to enter into such a license or such license may not be available on commercially reasonable terms. The loss of an infringement action or the inability to license a third party's intellectual property could therefore prevent our ability to sell our systems, or require us to redesign our products, making the sale of such systems more expensive for us. We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party's patent or other proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties.

Employees

   At December 31, 1999, we employed approximately 191 persons worldwide, including 52 in research and development, 38 in manufacturing and manufacturing support, 77 in marketing, sales and field service and 24 in general administration and finance. None of these employees is represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical, managerial, financial and marketing personnel, who are in great demand in the industry. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

   Our principal manufacturing and administrative facility is located in Sunnyvale, California in a leased building with approximately 35,000 square feet. The lease on this building began in May 1992 and is scheduled to expire in April 2002. We also have sales and service offices in Texas, Korea and Taiwan. Rent expense for our facilities was approximately $867,000 for 1999.

   Through our Japanese subsidiary, we own a 15,000 square foot facility in Narita, Japan. This facility is utilized by our Japanese subsidiary for sales, service, engineering and manufacturing. Our Japanese subsidiary also leases three sales and service offices.

   In September 1998, our Korean subsidiary entered into a two-year agreement for manufacturing facilities that provides for payments based on a percentage of net product sales.

ITEM 3.  LEGAL PROCEEDINGS

   There are no material legal proceedings pending against us. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   Our common stock is quoted on the Nasdaq National Market under the symbol "NANO". The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                   High   Low
                                                                  ------ ------
1998
  First Quarter.................................................. $10.75 $ 7.81
  Second Quarter................................................. $10.13 $ 7.85
  Third Quarter.................................................. $ 9.25 $ 3.78
  Fourth Quarter................................................. $ 8.88 $ 4.31
1999
  First Quarter.................................................. $ 9.88 $ 5.38
  Second Quarter................................................. $ 9.63 $ 5.50
  Third Quarter.................................................. $10.75 $ 6.50
  Fourth Quarter................................................. $24.38 $ 8.88

   On February 28, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $36.50 per share. As of December 31, 1999, there were approximately 120 shareholders of record of our common stock.

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for the use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998 and 1999, have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and have been audited by Deloitte & Touche LLP, independent auditors. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1995 and 1996, and the consolidated balance sheet data as of December 31, 1995, 1996 and 1997, have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K, and have been audited by Deloitte & Touche LLP, independent auditors. The historical results are not necessarily indicative of results to be expected for any future period.

                                          Years Ended December 31,
                                   -------------------------------------------
                                    1995     1996     1997     1998     1999
                                   -------  -------  -------  -------  -------
                                    (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenues:
 Product sales.................... $18,117  $24,603  $32,767  $29,718  $32,162
 Service..........................   4,642    5,733    3,890    3,546    4,246
                                   -------  -------  -------  -------  -------
   Total net revenues.............  22,759   30,336   36,657   33,264   36,408
                                   -------  -------  -------  -------  -------
Costs and expenses:
 Cost of product sales............   8,189   10,109   12,092   13,002   14,606
 Cost of service..................   3,406    4,088    3,632    3,669    4,560
 Research and development.........   2,631    2,754    2,986    4,206    4,658
 Acquired in-process research and
  development.....................     --       --       --     1,421      --
 Selling..........................   3,712    4,696    6,050    5,728    5,871
 General and administrative.......   2,180    2,476    2,765    2,828    2,973
                                   -------  -------  -------  -------  -------
   Total costs and expenses.......  20,118   24,123   27,525   30,854   32,668
                                   -------  -------  -------  -------  -------

Income from operations............   2,641    6,213    9,132    2,410    3,740
                                   -------  -------  -------  -------  -------
Other income (expense):
 Interest income..................     302      390      535      572      662
 Interest expense.................    (152)     (92)    (110)    (108)    (180)
 Other, net.......................     674      146     (175)      64       94
                                   -------  -------  -------  -------  -------
   Total other income, net........     824      444      250      528      576
                                   -------  -------  -------  -------  -------
Income before income taxes........   3,465    6,657    9,382    2,938    4,316
Provision (benefit) for income
 taxes............................    (812)   2,664    3,625    1,108    1,682
                                   -------  -------  -------  -------  -------
Net income........................ $ 4,277  $ 3,993  $ 5,757  $ 1,830  $ 2,634
                                   =======  =======  =======  =======  =======
Net income per share:
 Basic............................ $  0.56  $  0.50  $  0.69  $  0.21  $  0.30
                                   =======  =======  =======  =======  =======
 Diluted.......................... $  0.52  $  0.47  $  0.65  $  0.20  $  0.28
                                   =======  =======  =======  =======  =======
Shares used in per share
 computation:
 Basic............................   7,604    8,047    8,325    8,635    8,829
                                   =======  =======  =======  =======  =======
 Diluted..........................   8,280    8,524    8,820    9,041    9,393
                                   =======  =======  =======  =======  =======

                                                    December 31,
                                       ---------------------------------------
                                        1995    1996    1997    1998    1999
                                       ------- ------- ------- ------- -------
                                                   (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments.......................... $ 8,083 $ 8,382 $13,251 $11,431 $18,140
Working capital.......................  18,338  22,613  28,653  30,621  36,021
Total assets..........................  25,167  29,964  36,243  39,305  46,410
Debt obligations, less current
 portion..............................   3,528   3,296   2,568   2,496   2,288
Total shareholders' equity............  17,574  22,060  28,528  32,010  38,155

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives and intentions. When we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in "Factors That May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrance of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could materially and adversely affect our business, operating results and financial condition. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

   We are a leader in the design, manufacture, marketing and support of thin film metrology systems for the semiconductor, flat panel display and magnetic recording head industries. We have made several strategic changes in our business over the past two years that have positioned us to further participate in these markets. These changes include:

 . becoming an original equipment manufacturer, or OEM, of metrology systems that are integrated into various types of semiconductor processing equipment;

 . the development of new products that can be used for 300 millimeter wafers and chemical mechanical planarization;

 . an increased emphasis on product development, manufacturing and direct sales in Japan and Korea;

 . a shift to direct sales from third-party representatives in Asia and the United States;

 . a decision to outsource certain system components such as robotics, enabling us to leverage our technical resources;

 . the acquisition of an overlay registration product line from Optical
   Specialties, Inc. in March 1998 (see "Acquisition" for more information on the product line acquisition); and

 . the acquisition of inspection and metrology technology from Phase Metrics in December 1999.

   Our business is dependent upon the capital expenditures of manufacturers of semiconductors, flat panel displays and magnetic recording heads and their suppliers. The demand by these manufacturers and suppliers for our products is, in turn, dependent on the current and future market demand for semiconductors and products utilizing semiconductors, disk drives and computers that utilize disk drives and flat panel displays for use in laptop computers, pagers, cell phones and a variety of other applications. The increasing complexity of the manufacturing processes for semiconductors, flat panel displays and magnetic recording heads is also an important factor in the demand for our metrology systems.

   We derive our revenues from product sales and services, which include sales of accessories and service to the installed base of products. For the year ended December 31, 1999, we derived 88.3% of our total net revenues from product sales and 11.7% of our total net revenues from services. Revenues from product sales and replacement and spare parts are recognized at the time of shipment. Revenues from service work are recognized when performed. See note 1 of the notes to consolidated financial statements for more information on our revenue recognition policy.

Results of Operations

   The following table presents our consolidated statements of operations data as a percentage of total net revenues for the years ended December 31, 1997, 1998 and 1999:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Net revenues:
  Product sales...................................     89.4%     89.3%     88.3%
  Service.........................................     10.6      10.7      11.7
                                                   --------  --------  --------
    Total net revenues............................    100.0     100.0     100.0
                                                   --------  --------  --------
Cost and expenses:
  Cost of product sales...........................     33.0      39.1      40.1
  Cost of service.................................      9.9      11.0      12.5
  Research and development........................      8.1      12.7      12.8
  Acquired in-process research and development....       --       4.3        --
  Selling.........................................     16.5      17.2      16.1
  General and administrative......................      7.6       8.5       8.2
                                                   --------  --------  --------
    Total cost and expenses.......................     75.1      92.8      89.7
                                                   --------  --------  --------
Income from operations............................     24.9       7.2      10.3
                                                   --------  --------  --------
Other income (expense):
  Interest income.................................      1.5       1.7       1.8
  Interest expense................................     (0.3)     (0.3)     (0.5)
  Other, net......................................     (0.5)      0.2       0.3
                                                   --------  --------  --------
    Total other income, net.......................      0.7       1.6       1.6
                                                   --------  --------  --------
Income before income taxes........................     25.6       8.8      11.9
Provision for income taxes........................      9.9       3.3       4.7
                                                   --------  --------  --------
Net income........................................     15.7%      5.5%      7.2%
                                                   ========  ========  ========

 Years ended December 31, 1997, 1998 and 1999

   Total net revenues. Total net revenues increased 9.5% from $33.3 million in 1998 to $36.4 million in 1999. Product sales increased 8.2% from $29.7 million in 1998 to $32.2 million in 1999. The increase in product sales resulted from stronger demand for and increased shipments of our products, especially in the U.S. and Asia. Service revenue increased 19.7% from $3.5 million in 1998 to $4.2 million in 1999. The increase in service revenue is primarily attributable to higher sales of parts, services and accessories in Asia and the U.S. in 1999 due in part to the recovery in the semiconductor market. Total net revenues decreased 9.3% from $36.7 million in 1997 to $33.3 million in 1998. Product sales decreased 9.3% from $32.8 million in 1997 to $29.7 million in 1998. The decrease in product sales resulted from slower worldwide demand for and decreased shipments of our products, especially in the U.S. and in Asia. Service revenue decreased 8.8% from $3.9 million in 1997 to $3.5 million in 1998. The decrease in service revenue is primarily attributable to lower sales of parts, services and accessories in Asia and the U.S. in 1998 due in part to increased functionality and reliability of our newer products. International revenues, which includes sales by our foreign subsidiaries, constituted approximately 60.9%, 61.8% and 60.3% of total net revenues for 1999, 1998 and 1997, respectively. In 1998, we experienced a 12.7% decrease in domestic revenues from $14.5 million in 1997 to $12.7 million in 1998, while international revenues decreased 7.1% from $22.1 million in 1997 to $20.6 million in 1998.

   Cost of product sales. Cost of product sales as a percentage of product sales increased from 43.8% in 1998 to 45.4% in 1999 primarily as a result of lower volume purchasing resulting in fewer purchasing discounts for materials early in 1999. Cost of product sales as a percentage of product sales increased from 36.9% in 1997 to 43.8% in 1998 primarily because of lower sales volumes in 1998 resulting in higher per unit manufacturing costs.

   Cost of service. Cost of service as a percentage of service revenue increased from 103.5% in 1998 to 107.4% in 1999 primarily as a result of increased fixed service costs to support our growing installed based of systems at customer locations in 1999. Cost of service as a percentage of service revenue increased from 93.4% in 1997 to 103.5% in 1998. This increase was primarily attributable to the decline in the sales of accessories and parts while fixed service costs increased slightly to support our growing installed base of systems at customer locations in 1998.

   Research and development. Research and development expenses increased 10.7% from $4.2 million in 1998 to $4.7 million in 1999 as a result of additional headcount and a purchase of technology from Phase Metrics in the fourth quarter of 1999. Research and development expenses increased 40.9% from $3.0 million in 1997 to $4.2 million in 1998 due to the development of our new Metra overlay registration product line and our new NanoSpec 9000 integrated film thickness metrology product line. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain our competitive position. During 1999, research and development expenses represented 12.8% of total net revenues, compared to 12.7% in 1998 and 8.1% in 1997.

   Acquired in-process research and development. In the first quarter of 1998, we paid approximately $3.2 million for the assets and technology related to the Metra product line from Optical Specialties. Of this purchase price, $1.4 million related to the value of in-process research and development that had no alternative future use and was charged to expense during the year ended December 31, 1998. Our increase in research and development expenses discussed above is primarily attributable to efforts to bring the acquired in-process technology to completion. See "Acquisition" for further discussion.

   Selling. Selling expenses increased 2.5% from $5.7 million in 1998 to $5.9 million in 1999 primarily because of higher sales in 1999. Selling expenses decreased 5.3% from $6.1 million in 1997 to $5.7 million in 1998 primarily due to lower commission expenses and other expenses associated with lower sales levels in 1998. In 1999 selling expenses represented 16.1% of total net revenues, compared to 17.2% in 1998 and 16.5% in 1997.

   General and administrative. General and administrative expenses increased 5.1% from $2.8 million in 1998 to $3.0 million in 1999 as a result of higher spending associated with the increase in total net revenues. General and administrative expenses in 1997 remained essentially unchanged from 1998 at $2.8 million. During 1999, general and administrative expenses represented 8.2% of total net revenues, compared to 8.5% in 1998 and 7.6% in 1997.

   Total other income, net. Total other income, net increased 9.1% from $528,000 in 1998 to $576,000 in 1999 primarily due to higher interest income in 1999. Total other income, net increased 111.2% from $250,000 in 1997 to $528,000 in 1998 primarily due to lower exchange rate losses in 1998.

   Income taxes. Our effective income tax rate increased from 37.7% in 1998 to 39.0% in 1999 primarily due to a valuation allowance established in 1999 against the net defferred tax assets of our Japanese subsidiary. Our effective income tax rate decreased from 38.6% in 1997 to 37.7% in 1998 primarily as a result of income tax benefits realized from net operating losses in foreign tax jurisdictions. The effective income tax rates in 1999, 1998 and 1997 exceed the U.S. statutory rate due primarily to state income taxes partially offset by the realization of foreign sales corporation benefit.

Quarterly Results of Operations

   The following tables present unaudited quarterly results of operations in dollars and as a percentage of total net revenues for the eight quarters ended December 31, 1999. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                      Quarters Ended,
                          --------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sep. 30,  Dec. 31,   Mar. 31,   June 30,  Sep. 30,  Dec. 31,
                            1998      1998      1998      1998       1999       1999      1999      1999
                          --------  --------  --------  --------   --------   --------  --------  --------
                                                      (In thousands)
Net revenues:
 Product sales..........  $ 9,618   $ 9,705   $ 6,249   $ 4,146    $ 5,265    $ 6,468   $ 8,717   $11,712
 Service................      920     1,023       756       847        924      1,055     1,104     1,163
                          -------   -------   -------   -------    -------    -------   -------   -------
   Total net revenues...   10,538    10,728     7,005     4,993      6,189      7,523     9,821    12,875
                          -------   -------   -------   -------    -------    -------   -------   -------
Costs and expenses:
 Cost of product
  sales.................    3,629     4,029     2,813     2,531      2,552      2,984     3,976     5,094
 Cost of service........      985       967       835       882      1,104      1,017     1,176     1,263
 Research and
  development...........    1,231     1,063       886     1,026      1,016      1,094     1,099     1,449
 Acquired in process
  research and
  development...........    1,421        --        --        --         --         --        --        --
 Selling................    1,572     1,529     1,366     1,261      1,277      1,309     1,519     1,766
 General and
  administrative........      785       694       614       735        641        724       730       878
                          -------   -------   -------   -------    -------    -------   -------   -------
   Total costs and
    expenses............    9,623     8,282     6,514     6,435      6,590      7,128     8,500    10,450
                          -------   -------   -------   -------    -------    -------   -------   -------
Income (loss) from
 operations.............      915     2,446       491    (1,442)      (401)       395     1,321     2,425
Total other income
 (expense), net.........      126        (3)      165       240         66        112       216       182
                          -------   -------   -------   -------    -------    -------   -------   -------
Income (loss) before
 income taxes...........    1,041     2,443       656    (1,202)      (335)       507     1,537     2,607
Provision (benefit) for
 income taxes...........      417       948       262      (519)      (134)       203       637       976
                          -------   -------   -------   -------    -------    -------   -------   -------
Net income (loss).......      624   $ 1,495   $   394   $  (683)   $  (201)   $   304   $   900   $ 1,631
                          =======   =======   =======   =======    =======    =======   =======   =======
Net income (loss) per
 share
 Basic..................  $  0.07   $  0.17   $  0.05   $ (0.08)   $ (0.02)   $  0.03   $  0.10   $  0.18
 Diluted................  $  0.07   $  0.17   $  0.04   $ (0.08)   $ (0.02)   $  0.03   $  0.10   $  0.17
Shares used in per share
 computation
 Basic..................    8,545     8,641     8,669     8,686      8,701      8,757     8,823     9,033
 Diluted................    8,978     9,003     9,074     8,686      8,701      9,177     9,347     9,842

                                                      Quarters Ended,
                          --------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sep. 30,  Dec. 31,   Mar. 31,   June 30,  Sep. 30,  Dec. 31,
                            1998      1998      1998      1998       1999       1999      1999      1999
                          --------  --------  --------  --------   --------   --------  --------  --------
Net revenues:
 Product sales..........     91.3%     90.5%     89.2%     83.0%      85.1%      86.0%     88.8%     91.0%
 Service................      8.7       9.5      10.8      17.0       14.9       14.0      11.2       9.0
                          -------   -------   -------   -------    -------    -------   -------   -------
   Total net revenues...    100.0     100.0     100.0     100.0      100.0      100.0     100.0     100.0
                          -------   -------   -------   -------    -------    -------   -------   -------
Costs and expenses:
 Cost of product
  sales.................     34.4      37.6      40.2      50.7       41.2       39.7      40.5      39.6
 Cost of service........      9.3       9.0      11.9      17.7       17.8       13.5      12.0       9.8
 Research and
  development...........     11.7       9.9      12.6      20.5       16.4       14.5      11.2      11.3
 Acquired in process
  research and
  development...........     13.5        --        --        --         --         --        --        --
 Selling................     14.9      14.3      19.5      25.3       20.6       17.4      15.5      13.7
 General and
  administrative........      7.5       6.4       8.8      14.7       10.5        9.6       7.3       6.8
                          -------   -------   -------   -------    -------    -------   -------   -------
   Total costs and
    expenses............     91.3      77.2      93.0     128.9      106.5       94.7      86.5      81.2
                          -------   -------   -------   -------    -------    -------   -------   -------
Income (loss) from
 operations.............      8.7      22.8       7.0     (28.9)      (6.5)       5.3      13.5      18.8
Total other income
 (expense), net.........      1.2       0.0       2.4       4.8        1.1        1.4       2.2       1.4
                          -------   -------   -------   -------    -------    -------   -------   -------
Income (loss) before
 income taxes...........      9.9      22.8       9.4     (24.1)      (5.4)       6.7      15.7      20.2
Provision (benefit) for
 income taxes...........      4.0       8.9       3.8     (10.4)      (2.2)       2.7       6.5       7.5
                          -------   -------   -------   -------    -------    -------   -------   -------
Net income (loss).......      5.9%     13.9%      5.6%    (13.7)%     (3.2)%      4.0%      9.2%     12.7%
                          =======   =======   =======   =======    =======    =======   =======   =======

   Total net revenues for the quarters ended September 30, 1998, December 31, 1998 and March 31, 1999 were adversely affected as a result of decreased shipments of our products in the U.S. and Asia due primarily to slower worldwide demand in the semiconductor industry. In the first quarter of 1998, we paid approximately $3.2 million for the assets and technology related to the Metra product line from Optical Specialties. Of this purchase price, $1.4 million related to the value of in-process research and development that had no alternative future use and was charged to expense during the quarter ended March 31, 1998. See "Acquisition" for further discussion. During the quarter ended December 31, 1999, we benefited from a generalized recovery in the semiconductor industry.

   During each quarter we sell a relatively small number of systems, and therefore a slight change in the timing of shipments can have a significant impact on our quarterly results of operations. Our backlog at the beginning of each quarter does not include all systems sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for systems to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, our results of operations are subject to significant variability from quarter to quarter and could be adversely affected in a particular quarter if shipments for that quarter were lower than anticipated. Because a relatively small group of customers may account for a significant percentage of our sales in any given period, the loss of any single customer could have a material, adverse effect on our results of operations.

   We believe that our quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. We may not sustain or increase our level of net revenues or our rate of revenue growth on a quarterly or annual basis. We may, in some future quarter, have operating results that will be below the expectations of stock market analysts and investors. In such event, the price of our common stock could decline.

Acquisition

   On March 30, 1998, we purchased from Optical Specialties a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in sub-micron photolithography. Under the agreement, we paid approximately $3.2 million in cash for the assets and in-process research and development. The total purchase price and allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

Total purchase price--cash consideration................................ $3,225
                                                                         ======
Purchase price allocation:
  Tangible assets....................................................... $1,923
  Intangible assets*:
    Core and developed technology.......................................    419
    Goodwill............................................................    196
  In-process research and development...................................  1,421
  Liabilities...........................................................   (734)
                                                                         ------
Total purchase price allocation......................................... $3,225
                                                                         ======

--------
* Intangible assets are being amortized using the straight-line method over a five-year useful life.

   The purchase price allocation and intangible valuation was based on our estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following:

  . the employment of a fair market value premise excludes any Nanometrics-specific considerations, which could result in estimates of investment value for the subject assets; and

  . comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, noncompete agreements, assembled workforce and customer relationships and sales channel.

   The value of core technology was specifically addressed, with a view toward ensuring the relative allocations to core technology and in-process research and development were consistent with the relative contributions of each to the final product. The allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for the products currently in process.

   As indicated above, we recorded a one-time charge of $1.4 million in the first quarter of 1998 for acquired in-process research and development related to the Metra 7000 development project that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Our conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with our engineering personnel and engineering personnel from Optical Specialties.

   The project to complete the Metra 7000 product included the completion of a software platform design started by Optical Specialties in 1997. As of the acquisition date, the Metra 7000 had yet to achieve technological feasibility since there was not a working prototype with a reliable new software design. At the time of acquisition, the estimated cost to complete this software and related development was approximately $300,000. We began shipments of the Metra 7000 product to a customer in June 1998 and it was at that time that we began to benefit from the acquired research and development related to the product.

   Significant assumptions used to determine the value of in-process research and development included several factors, including the following:

  . forecast of net cash flows that were expected to result from the development effort using projections prepared by us; and

  . percentage complete of 77.0% for the Metra 7000 project estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product.

   The technological issues were addressed by engineering representatives from both us and Optical Specialties, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or "investment value" related to the acquisition.

   Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process Metra 7000 products. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flow from the product being developed, a portion of this cash flow was attributed to the core technology, which was embodied in the in-process Metra 7000 product line and enabled a quicker and more cost effective development of the Metra 7000. When estimating the value of the developed, core and in-process technologies, discount rates of 25.0%, 30.0% and 35.0%, respectively, were used. These discount rates considered both the status and risk associated with the respective cash flows as of the acquisition date.

Liquidity and Capital Resources

   At December 31, 1999, our cash, cash equivalents and short-term investments totaled $18.1 million as compared to $11.4 million at December 31, 1998. Additionally, our working capital of $36.0 million at December 31, 1999 increased from $30.6 million at December 31, 1998. We believe our working capital, together with the proceeds of this offering, will be sufficient to meet our needs at least through the next twelve months.

   Operating activities during 1999 provided cash of $7.1 million primarily from net income and changes in income taxes of $2.8 million. Investing activities used $5.9 million due to net purchases of short-term investments of $4.8 million and $1.0 million in capital expenditures and prepaid licenses fees. Financing activities provided cash of $816,000 primarily due to the sale of shares under the employee stock purchase and option plans offset by the net repayment of debt obligations in Japan of $1.3 million.

   Operating activities during 1998 provided net cash of $885,000 primarily from net income partially offset by working capital requirements. Investing activities used cash of $3.8 million, primarily to purchase the Metra product line, as previously discussed above, and to fund net purchases of short-term investments. Financing activities provided cash of $801,000 resulting primarily from the sale of shares under the employee stock purchase and option plans.

   Operating activities during 1997 provided net cash of $4.2 million primarily from net income partially offset by working capital requirements. Investing activities used cash of $3.1 million, primarily to purchase short-term investments in the U.S. Financing activities provided cash of $590,000 resulting from the sale of shares under the employee stock purchase and option plans.

   We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments. For example, as previously discussed above, in March 1998, we purchased from Optical Specialties a metrology system product line and related assets. Under the agreement, we paid approximately $3.2 million in cash for the assets and technology. We funded this acquisition from our cash equivalents, short-term investments and cash flows from operations.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for us beginning in the first quarter of fiscal year 2001. Although we have not fully assessed the implications of SFAS No. 133, our management does not believe adoption of this statement will have a significant impact on our consolidated financial position, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the first fiscal quarter of 2000. Although we have not fully assessed the implications of SAB No. 101, our management does not believe adoption of this bulletin will have a significant impact on our consolidated financial position, results of operations or cash flows.

Year 2000 Issues

   Many computer systems had been expected to experience problems handling dates for the Year 2000. The Year 2000 issue arose as a result of certain computer programs being written using two digits rather than four to define the applicable year. Consequently, these computer programs were unable to distinguish between 21st century dates and 20th century dates and could have caused computer system failures or miscalculations that could result in significant business disruptions.

   Over the past year we have been testing our systems to evaluate Year 2000 problems, executing remediation activities to fix non-compliant systems and monitoring and testing products and systems. To date, we have not experienced any problems complying with the Year 2000 issue and have not been informed of any failures of our products from customers.

Factors That May Affect Future Operating Results

   You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

Cyclicality in the semiconductor, flat panel display and magnetic recording head industries has led to substantial decreases in demand for our systems and may from time to time continue to do so

   Our operating results have varied significantly due to the cyclical nature of the semiconductor, flat panel display and magnetic recording head industries. The majority of our business depends upon the capital expenditures of semiconductor device and capital equipment manufacturers. These manufacturers' capital expenditures, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns have often resulted in substantial decreases in the demand for capital equipment, including metrology systems. We have found that the resulting decrease in capital expenditures has typically been more pronounced than the precipitating downturn in semiconductor device industry revenues. We expect the cyclical nature of the semiconductor industry, and therefore, our business, to continue. Any future downturn in the semiconductor industry will likely seriously harm our business.

We are highly dependent on international sales and operations, which exposes us to foreign political and economic risks

   Sales to customers in foreign countries accounted for approximately 61.8% and 60.9% of our total net revenues in 1998 and 1999, respectively. We maintain facilities in Japan and Korea. We anticipate that international sales will continue to account for a significant portion of our revenues.

   Our reliance on international sales and operations exposes us to foreign political and economic risks, including:

  . political, social and economic instability;

  . trade restrictions and changes in tariffs;

  . import and export license requirements and restrictions;

  . difficulties in staffing and managing international operations;

  . disruptions in international transport or delivery;

  . fluctuations in currency exchange rates;

  . difficulties in collecting receivables; and

  . potentially adverse tax consequences.

   If any of these risks materialize, our international sales could decrease and our foreign operations could suffer.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

   Our sales to customers in Asian markets represented approximately 45.6% and 53.7% of our total net revenues in 1998 and 1999, respectively. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced general economic weaknesses over the last several years. These weaknesses began to adversely affect our sales to semiconductor manufacturers located in these regions in the third and fourth quarters of 1998 and continued through the first half of 1999. Although we have recently received increased orders from customers in the Asia Pacific region, any further instability in the Asian markets could harm our sales in future periods.

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or if they delayed or cancelled a large order

   Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues would significantly decline. In 1999, revenue from our ten largest customers accounted for approximately 59.5% of our total net revenues. In 1998, sales to International Business Machines Corp. accounted for 11.2% of our total net revenues. In 1999, sales to Applied Materials and TSMC represented 12.8% and 10.5% of our total net revenues, respectively. There are only a limited number of large companies operating in the semiconductor, flat panel display and magnetic recording head industries. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor, flat panel display and magnetic recording head manufacturers and suppliers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

   The success of our product development efforts depends on our ability to anticipate market trends and the price, performance and functionality requirements of semiconductor device manufacturers. In order to anticipate these trends and ensure that critical development projects proceed in a coordinated manner, we must continue to collaborate closely with our customers. Our relationships with our customers provide us with access to valuable information regarding industry trends, which enables us to better plan our product development activities. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our long-term ability to produce commercially successful systems will be impaired.

We depend on Applied Materials for sales of our integrated metrology systems, and the loss of Applied Materials as a customer could harm our business

   We believe that sales of integrated metrology systems will be an important source of future revenues. We have entered into an agreement with Applied Materials to supply metrology systems for Applied Materials' CMP systems, including the Mirra Mesa(TM) CMP system. This agreement restricts us from supplying integrated film thickness systems for use in CMP applications to any company other than Applied Materials. This agreement is not a long-term contract and is terminable under various circumstances within a short period of time. Sales of our integrated metrology systems depend upon Applied Materials selling semiconductor equipment products that include our metrology systems as components. If Applied Materials is unable to sell such products, or if Applied Materials chooses to focus its attention on products that do not integrate our systems, our business could suffer. We may be unable to retain Applied Materials as a customer. If we lose Applied Materials as a customer for any reason, our ability to realize sales from integrated metrology systems would be significantly diminished, which would harm our business.

Our quarterly operating results have varied in the past and probably will continue to vary significantly in the future, which will cause volatility in our stock price

   Our quarterly operating results have varied significantly in the past and are likely to vary in the future, which could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

  . changes in customer demand for our systems;

  . economic conditions in the semiconductor, flat panel display and magnetic recording head industries;

  . the timing, cancellation or delay of customer orders and shipments;

  . market acceptance of our products and our customers' products;

  . competitive pressures on product prices and changes in pricing by our customers or suppliers;

  . the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;

  . the timing of acquisitions of businesses, products or technologies;

  . the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels; and

  . fluctuations in foreign currency exchange rates, particularly the Japanese yen.

   Due to the foregoing factors and other factors described in this "Factors That May Affect Future Operating Results" section, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not view these operating results as indicators of our future performance. If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our common stock would likely decline.

We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue

   We rely on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We have entered into arrangements with J.A. Woollam Company for the purchase of the spectroscopic ellipsometer component, Midac Corporation for the purchase of the FTIR spectrometer component, and Kensington Laboratories for the robotics incorporated in our advanced measurement systems. Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

  . we may be unable to obtain an adequate supply of required components;

  . we have reduced control over pricing and the timely delivery of components and subassemblies; and

  . our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

   Because the manufacturing of certain of these components and subassemblies involves extremely complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. We believe that alternative sources could be obtained and qualified, if necessary, for most sole and limited source parts. However, if we were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we may be forced to redesign our systems, which could prevent us from shipping our systems to customers on a timely basis. Some of our suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries, or any other circumstance that would restrict our ability to ship our products, could damage relationships with current and prospective customers and could harm our business.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products

   We operate in the highly competitive semiconductor, flat panel display and magnetic recording head industries and face competition from a number of companies, many of which have greater financial, engineering, manufacturing, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor, flat panel display and magnetic recording head industries are large companies that require global support and service for their metrology systems.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline

   Variations in the length of our sales cycles could cause our revenues to fluctuate widely from period to period. Our customers generally take a long time to evaluate our metrology systems. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems. The length of time it takes for us to make a sale depends upon many factors, including:

  . the efforts of our sales force and our independent sales representatives and distributors;

  . the complexity of the customer's metrology needs;

  . the internal technical capabilities and sophistication of the customer;

  . the customer's budgetary constraints; and

  . the quality and sophistication of the customer's current processing equipment.

   Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer, if ever, varies widely. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order, typically range from three to six months. Sometimes our sales cycles can be much longer, particularly with customers in Asia. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

   If we do make a sale, our customers often purchase only one of our systems, and then evaluate its performance for a lengthy period of time before purchasing additional systems. The purchases are generally made by purchase orders and not long-term contracts. The number of additional products a customer purchases, if any, depends on many factors, including a customer's capacity requirements. The period between a customer's initial purchase and any subsequent purchases can vary from three months to a year or longer, and variations in the length of this period could cause fluctuations in our operating results and stock price.

Relatively small fluctuations in our system costs may cause our operating results to vary significantly each quarter

   During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems range in price from approximately $200,000 to $700,000 per system, our integrated metrology systems range in price from approximately $90,000 to $295,000 per system and our tabletop metrology systems range in price from approximately $50,000 to $200,000 per system. Accordingly, a small change in the number of systems we sell will cause significant changes in our operating results.

We depend on orders that are received and shipped in the same quarter and therefore have limited visibility of future product shipments

   Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog. Our backlog at the beginning of each quarter does not include all systems sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for systems to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility of future product shipments, and our results of operations are subject to significant variability from quarter to quarter.

Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win customers from our competitors even if our metrology systems are superior to theirs

   We believe that once a semiconductor, flat panel display or magnetic recording head customer has selected one vendor's metrology system, the customer generally relies upon that system and, to the extent possible, subsequent generations of the same vendor's system, for the life of the application. Once a vendor's metrology system has been installed, a customer must often make substantial technical modifications and may experience downtime in order to switch to another vendor's metrology system. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer's expense of switching to our systems, it will be difficult for us to achieve significant sales to that customer once it has selected another vendor's system for an application.

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease

   Our systems are complex and sometimes have contained errors, defects and bugs when introduced. If we deliver systems with errors, defects or bugs, our credibility and the market acceptance and sales of our systems would be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our systems. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

If we are not successful in developing new and enhanced metrology systems we will likely lose market share to our competitors

   We operate in an industry that is subject to technological changes, changes in customer demands and the introduction of new, higher performance systems with short product life cycles. To be competitive, we must continually design, develop and introduce in a timely manner new metrology systems that meet the performance and price demands of semiconductor, flat panel display and magnetic recording head manufacturers and suppliers. We must also continue to refine our current systems so that they remain competitive. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights by us

   Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we have received communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. We are presently discussing patent issues with Therma-Wave, Inc. We believe that Therma-Wave's Opti-Probe product line may infringe on a patent issued to us relating to absolute reflectance measurement. Therma-Wave alleges that some of our thin film thickness measurement products may infringe on a Therma-Wave patent relating to the combination of a spectroscopic reflectometer with a spectroscopic ellipsometer. Although we believe that none of our products infringe on a valid Therma-Wave patent, if this matter is resolved against us, our business could be harmed. Additionally, some customers of ours have received notices from The Lemelson Medical, Education, & Research Foundation, a limited partnership, alleging that equipment used in the manufacture of semiconductor products infringes on their patents. A number of these customers have notified us that they are seeking indemnification from us for any damages and expenses resulting from this matter. Certain of our customers have engaged in litigation with the late Mr. Lemelson involving a number of his patents and some of these cases have been settled. Although the ultimate outcome of these matters is not presently determinable, the resolution of all such pending matters could harm our business. These claims of infringement may lead to protracted and costly litigation that could require us to pay substantial damages or have the sale of our products stopped by an injunction. Infringement claims could also cause product delays or require us to redesign our products, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party's proprietary rights. We may not be able to enter into such a license or such license may not be available on commercially reasonable terms. The loss of an infringement action or the inability to license a third party's intellectual property could therefore prevent our ability to sell our products, or require us to redesign our products making the sale of such products more expensive for us. We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party's patent or other proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties.

If we fail to adequately protect our intellectual property, it will be easier for our competitors to sell competing products

   Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. If we fail to adequately protect our intellectual property, it will be easier for our competitors to sell competing products. We own or have licensed a number of patents relating to our metrology systems, and have filed applications for additional patents. Any of our pending patent applications may be rejected, and we may not in the future be able to develop additional proprietary technology that is patentable. In addition, the patents we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Third parties may also design around these patents.

   In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees. However, in the event that these agreements may be breached, we may not have adequate remedies. Our confidential and proprietary information and technology might also be independently developed by or become otherwise known to third parties.

We must expend a significant amount of time and resources to develop new products, and if these products do not achieve commercial acceptance, our operating results may suffer

   We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of new systems. Our ability to commercially introduce and successfully market new systems is subject to a wide variety of challenges during this development cycle that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer.

We must attract and retain key personnel with relevant industry knowledge to help support our future growth, and competition for such personnel in our industry is intense

   Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. We do not enter into employment contracts with any of our key personnel. The loss of any of these key personnel, who would be extremely difficult to replace, could harm our business and operating results. To support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

We manufacture all of our systems at a limited number of facilities, and any prolonged disruption in the operations of those facilities could reduce our revenues

   We produce all of our systems in our manufacturing facilities located in Sunnyvale, California and through our subsidiaries in Japan and Korea. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

   Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our shareholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

   In 1998 and 1999, 61.8% and 60.9%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Taiwan, Korea and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States, where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing, which provides competitors an advanced view of the contents of a patent application prior to the establishment of patent rights. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at December 31, 1998 and 1999 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at December 31, 1998 and 1999. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At December 31, 1998 and 1999, our total debt obligation was $3.8 million and $2.9 million with a long-term portion of $2.5 million and $2.3 million, respectively. The fixed rates on such obligations in 1998 and 1999 ranged from 1.9% to 3.4% and 1.5% to 3.4%, respectively, and mature on various dates through May 2006. A hypothetical 10% change in interest rates at December 31, 1998 and 1999 would not have a material impact on our results of operation.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is presented here in the following order:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Independent Auditors' Report...........................................................   4
Consolidated Balance Sheets............................................................   4
Consolidated Statements of Income......................................................   4
Consolidated Statements of Shareholders' Equity and Comprehensive Income...............   4
Consolidated Statements of Cash Flows..................................................   4
Notes to Consolidated Financial Statements.............................................   4

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Nanometrics Incorporated

   We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nanometrics Incorporated and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
February 15, 2000

                           NANOMETRICS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................... $ 1,518  $ 3,442
  Short-term investments......................................   9,913   14,698
  Accounts receivable, net of allowances of $420 and $425 in
   1998 and 1999, respectively................................   8,458   11,435
  Inventories.................................................  11,719    9,460
  Deferred income taxes.......................................   1,441    1,722
  Prepaid expenses and other..................................   2,328    1,196
                                                               -------  -------
    Total current assets......................................  35,377   41,953
PROPERTY, PLANT AND EQUIPMENT, Net............................   2,481    2,998
DEFERRED INCOME TAXES.........................................     560      135
OTHER ASSETS..................................................     887    1,324
                                                               -------  -------
    TOTAL ASSETS.............................................. $39,305  $46,410
                                                               =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................................ $ 1,395  $ 2,412
  Accrued payroll and related expenses........................     317      751
  Other current liabilities...................................   1,720    1,721
  Income taxes payable........................................     --       464
  Current portion of debt obligations.........................   1,324      584
                                                               -------  -------
    Total current liabilities.................................   4,756    5,932
DEFERRED RENT.................................................      43       35
DEBT OBLIGATIONS..............................................   2,496    2,288
                                                               -------  -------
    Total liabilities.........................................   7,295    8,255
                                                               -------  -------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 25,000,000 shares authorized;
   8,690,643 and 9,163,998 outstanding in 1998 and 1999,
   respectively...............................................  14,170   17,277
  Retained earnings...........................................  17,974   20,608
  Accumulated other comprehensive income (loss)...............    (134)     270
                                                               -------  -------
    Total shareholders' equity................................  32,010   38,155
                                                               -------  -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................ $39,305  $46,410
                                                               =======  =======

                See notes to consolidated financial statements.

                            NANOMETRICS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       Years Ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
NET REVENUES:
  Product sales...................................... $32,767  $29,718  $32,162
  Service............................................   3,890    3,546    4,246
                                                      -------  -------  -------
    Total net revenues...............................  36,657   33,264   36,408
                                                      -------  -------  -------
COSTS AND EXPENSES:
  Cost of product sales..............................  12,092   13,002   14,606
  Cost of service....................................   3,632    3,669    4,560
  Research and development...........................   2,986    4,206    4,658
  Acquired in-process research and development.......     --     1,421      --
  Selling............................................   6,050    5,728    5,871
  General and administrative.........................   2,765    2,828    2,973
                                                      -------  -------  -------
    Total costs and expenses.........................  27,525   30,854   32,668
                                                      -------  -------  -------
INCOME FROM OPERATIONS...............................   9,132    2,410    3,740
                                                      -------  -------  -------
OTHER INCOME (EXPENSE):
  Interest income....................................     535      572      662
  Interest expense...................................    (110)    (108)    (180)
  Other, net.........................................    (175)      64       94
                                                      -------  -------  -------
    Total other income, net..........................     250      528      576
                                                      -------  -------  -------
INCOME BEFORE INCOME TAXES...........................   9,382    2,938    4,316
PROVISION FOR INCOME TAXES...........................   3,625    1,108    1,682
                                                      -------  -------  -------
NET INCOME........................................... $ 5,757  $ 1,830  $ 2,634
                                                      =======  =======  =======
NET INCOME PER SHARE:
  Basic.............................................. $  0.69  $  0.21  $  0.30
                                                      =======  =======  =======
  Diluted............................................ $  0.65  $  0.20  $  0.28
                                                      =======  =======  =======
SHARES USED IN PER SHARE COMPUTATION:
  Basic..............................................   8,325    8,635    8,829
                                                      =======  =======  =======
  Diluted............................................   8,820    9,041    9,393
                                                      =======  =======  =======

                See notes to consolidated financial statements.

                            NANOMETRICS INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                      (In thousands, except share amounts)

                                                      Accumulated
                            Common Stock                 Other         Total
                          ----------------- Retained Comprehensive Shareholders' Comprehensive
                           Shares   Amount  Earnings Income(Loss)     Equity        Income
                          --------- ------- -------- ------------- ------------- -------------
BALANCES, January 1,
 1997...................  8,258,061 $11,833 $10,387      $(160)       $22,060
Comprehensive income:
 Net income.............        --      --    5,757        --           5,757       $5,757
 Other comprehensive
  loss, net of tax:
 Foreign currency
  translation
  adjustments...........        --      --      --        (607)          (607)        (607)
                                                                                    ------
   Comprehensive
    income..............        --      --      --         --             --        $5,150
                                                                                    ======
Issuance of common stock
 under employee stock
 purchase plan..........     24,482     112     --         --             112
Issuance of common stock
 under stock option
 plan...................    238,941     478     --         --             478
Tax benefit of employee
 stock transactions.....        --      728     --         --             728
                          --------- ------- -------      -----        -------
BALANCES, December 31,
 1997...................  8,521,484  13,151  16,144       (767)        28,528
Comprehensive income:
 Net income.............        --      --    1,830        --           1,830       $1,830
 Other comprehensive
  income, net of tax:
 Foreign currency
  translation
  adjustments...........        --      --      --         633            633          633
                                                                                    ------
   Comprehensive
    income..............        --      --      --         --             --        $2,463
                                                                                    ======
Issuance of common stock
 under employee stock
 purchase plan..........     18,006     124     --         --             124
Issuance of common stock
 under stock option
 plan...................    151,153     576     --         --             576
Tax benefit of employee
 stock transactions.....        --      319     --         --             319
                          --------- ------- -------      -----        -------
BALANCES, December 31,
 1998...................  8,690,643  14,170  17,974       (134)        32,010
Comprehensive income:
 Net income.............        --      --    2,634        --           2,634       $2,634
 Other comprehensive
  income (loss), net of
  tax:
 Foreign currency
  translation
  adjustments...........        --      --      --         422            422          422
 Unrealized loss on
  investments...........        --      --      --         (18)           (18)         (18)
                                                                                    ------
   Comprehensive
    income..............        --      --      --         --             --        $3,038
                                                                                    ======
Issuance of common stock
 under employee stock
 purchase plan..........     28,937     148     --         --             148
Issuance of common stock
 under stock option
 plan...................    444,418   1,936     --         --           1,936
Tax benefit of employee
 stock transactions.....        --    1,023     --         --           1,023
                          --------- ------- -------      -----        -------
BALANCES, December 31,
 1999...................  9,163,998 $17,277 $20,608      $ 270        $38,155
                          ========= ======= =======      =====        =======

                See notes to consolidated financial statements.

                            NANOMETRICS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $  5,757  $  1,830  $  2,634
  Reconciliation of net income to net cash
   provided by operating activities:
    Depreciation and amortization................       213       298       359
    Deferred rent................................        13        26        (8)
    Acquired in-process research and
     development.................................       --      1,421       --
    Deferred income taxes........................      (588)     (573)      174
    Changes in assets and liabilities, net of
     effects of product line acquisition:
      Accounts receivable........................        93     2,805    (2,496)
      Inventories................................    (2,322)   (2,751)    2,449
      Prepaid income taxes.......................       --     (1,325)    1,325
      Prepaid expenses and other.................      (218)       93      (178)
      Accounts payable, accrueds and other
       current liabilities.......................     1,238    (1,355)    1,341
      Income taxes payable.......................        26       416     1,462
                                                   --------  --------  --------
        Net cash provided by operating
         activities..............................     4,212       885     7,062
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments............   (18,152)  (17,790)  (22,575)
  Sales/maturities of short-term investments.....    15,214    17,472    17,760
  Purchases of property, plant and equipment.....       (97)     (167)     (511)
  Other assets...................................       (17)      (50)     (536)
  Product line acquisition.......................       --     (3,225)      --
                                                   --------  --------  --------
        Net cash used in investing activities....    (3,052)   (3,760)   (5,862)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt obligations.....       329       761        90
  Repayments of debt obligations.................      (329)     (660)   (1,358)
  Sale of shares under employee stock purchase
   and stock option plans........................       590       700     2,084
                                                   --------  --------  --------
        Net cash provided by financing
         activities..............................       590       801       816
                                                   --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........       181       (64)      (92)
                                                   --------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........     1,931    (2,138)    1,924
CASH AND CASH EQUIVALENTS, Beginning of year.....     1,725     3,656     1,518
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, End of year...........  $  3,656  $  1,518  $  3,442
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.........................  $    117  $     92  $     72
                                                   ========  ========  ========
  Cash paid for income taxes.....................  $  4,192  $  2,558  $     82
                                                   ========  ========  ========

                See notes to consolidated financial statements.

                            NANOMETRICS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


1. Significant Accounting Policies

   Description of Business--Nanometrics Incorporated and its wholly-owned subsidiaries sell, design, manufacture, market and support thin film and overlay dimension metrology systems for customers in the semiconductor, flat panel display and magnetic recording head industries. These metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits, flat panel displays and magnetic recording heads. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process.

   Basis of Presentation--The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fiscal Year--The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, fiscal years 1997, 1998 and 1999 ended on January 3, 1998, January 2, 1999, and January 1, 2000, and consisted of 53, 52 and 52 weeks, respectively. For purposes of the consolidated financial statements, the year end is denoted as December 31. All references to years relate to fiscal years rather than calendar years.

   Cash and Cash Equivalents--Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

   Short-Term Investments--Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

   Fair Value of Financial Instruments--Financial instruments include cash equivalents, short-term investments and debt obligations. Cash equivalents and short-term investments are stated at fair market value based on quoted market prices. The recorded carrying amount of the Company's debt obligations approximates fair market value.

   Inventories--Inventories are stated at the lower of cost (first-in, first-out) or market.

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


   Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation is computed using straight line and accelerated methods over the following estimated useful lives of the assets:

   Building........................................................ 15--45 years
   Machinery and equipment.........................................  3-- 7 years
   Furniture and fixtures..........................................  5--15 years

Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term.

   Goodwill and Intangible Assets--The Company amortizes goodwill and acquired intangible assets (included in other assets) using the straight-line method over an estimated useful life of five years.

   Long-Lived Assets--The Company evaluates long-lived assets for impairment using an undiscounted cash flow method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   Income Taxes--Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

   Revenue Recognition--Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For product sales, this generally occurs at the time of shipment, and for revenues from service work, this generally occurs when the work is performed. Revenues from service contracts are recognized ratably over the period under contract. The Company sells the majority of its product with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale.

   Stock-Based Compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

   Foreign Currency--The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense and consist of losses of $217,000 for 1997 and $13,000 for 1998 and a gain of $91,000 for 1999.

   Net Income Per Share--Basic net income per share excludes dilution and is computed by dividing net income by the number of weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan.

   Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company beginning in the first quarter of fiscal year 2001. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe the adoption of this statement will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the first quarter of fiscal 2000. Although the Company has not fully assessed the implications of SAB No. 101, management does not believe adoption of this bulletin will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

   Certain Significant Risks and Uncertainties--Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are held primarily with two financial institutions and consist primarily of cash in bank accounts and United States Treasury bills. The Company sells its products primarily to end users in the United States and Asia, and generally does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for estimated potential bad debt losses.

   The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows; advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and the Company's ability to attract and retain employees necessary to support its growth.

   The Company's customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of the Company's revenues. In 1999, aggregate revenue from the Company's top ten largest customers comprised approximately 59.5% of the Company's total net revenues.

   Certain components and subassemblies used in the Company's products are purchased from a sole supplier or a limited group of suppliers. In particular, the Company currently purchases its spectroscopic ellipsometer, Fourier transform infrared reflectometry spectrometer and robotics used in its advanced measurement systems from a sole supplier or a limited group of suppliers. Any shortage or interruption in the supply of any of the components or subassemblies used in the Company's products or the inability of the Company to procure these components or subassemblies from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


2. Product Line Acquisition

     On March 30, 1998, the Company purchased from Optical Specialties, Inc.
  (OSI) a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in submicron photolithography. Under the agreement, the Company paid approximately $3,225,000 in cash for the assets and in-process research and development. The total purchase price and allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

   Total purchase price--cash consideration............................  $3,225
                                                                         ======
   Purchase price allocation:
     Tangible assets...................................................  $1,923
     Intangible assets:
       Core and developed technology...................................     419
       Goodwill........................................................     196
     In-process research and development...............................   1,421
     Liabilities.......................................................    (734)
                                                                         ------
         Total purchase price allocation...............................  $3,225
                                                                         ======

   Net intangible assets as of December 31, 1998 and 1999 of $523,000 and $400,000, respectively (net of accumulated amortization of $92,000 and $215,000, respectively), are recorded within other assets in the accompanying consolidated balance sheet and are being amortized using the straight-line method over a five-year useful life.

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

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

   In the first quarter of 1998, the Company also hired certain former employees of OSI and incurred approximately $350,000 in related nonrecurring hiring expenses. Such expenses are classified in the accompanying 1998 consolidated statement of income according to the employees' functions.

3. Inventories

   Inventories consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------- ------
   Finished goods............................................... $ 5,607 $4,593
   Work in process..............................................   2,253  1,092
   Raw materials and subassemblies..............................   3,859  3,775
                                                                 ------- ------
     Total inventories.......................................... $11,719 $9,460
                                                                 ======= ======

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


4. Property, Plant and Equipment

   Property, plant and equipment consists of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
   Land......................................................... $  949  $1,054
   Building.....................................................  2,863   3,183
   Machinery and equipment......................................  1,096   1,462
   Furniture and fixtures.......................................    380     446
   Leasehold improvements.......................................    453     466
                                                                 ------  ------
                                                                  5,741   6,611
   Accumulated depreciation and amortization.................... (3,260) (3,613)
                                                                 ------  ------
   Total property, plant and equipment, net..................... $2,481  $2,998
                                                                 ======  ======

5. Other Current Liabilities

   Other current liabilities consist of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Commissions payable..........................................  $  366 $  247
   Accrued warranty.............................................     581    482
   Trade-in allowances..........................................     262    --
   Unearned revenue.............................................      65    384
   Other........................................................     446    608
                                                                  ------ ------
   Total other current liabilities..............................  $1,720 $1,721
                                                                  ====== ======

6. Debt Obligations

   Debt obligations consist of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
   1995 working capital bank loan............................... $2,292  $2,154
   1996 working capital bank loan...............................    642     620
   Other debt obligations.......................................    886      98
                                                                 ------  ------
     Total......................................................  3,820   2,872
   Current portion of debt obligations.......................... (1,324)   (584)
                                                                 ------  ------
   Debt obligations............................................. $2,496  $2,288
                                                                 ======  ======

   The 1995 working capital bank loan was obtained by the Company's Japanese subsidiary. The loan is collateralized by receivables of the Japanese subsidiary and is guaranteed by the parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Yen)220,000,000 at December 31, 1999) and bears interest at 3.3% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2005.

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


   The 1996 working capital bank loan was also obtained by the Company's Japanese subsidiary and is collateralized by land and building. The loan is denominated in Japanese yen ((Yen)63,200,000 at December 31, 1999) and bears interest at 3.4% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2006.

   Other debt obligations represent short-term borrowings by the Company's Japanese subsidiary which are collateralized by the subsidiary's accounts receivable. The borrowings are denominated in Japanese yen ((Yen)10,000,000 at December 31, 1999) and bear interest at rates ranging from 1.5% to 1.625% per annum. The outstanding borrowings and unpaid interest at December 31, 1999 were due and paid in January 2000.

   At December 31, 1999, future annual maturities of debt obligations are as follows (in thousands):

   2000.................................................................  $  584
   2001.................................................................     486
   2002.................................................................     486
   2003.................................................................     486
   2004.................................................................     486
   Thereafter...........................................................     344
                                                                          ------
     Total..............................................................  $2,872
                                                                          ======

7. Commitments and Contingencies

   The Company leases manufacturing and administrative facilities and certain equipment under noncancellable operating leases. The Company's current primary facility lease expires in April 2002. Rent expense for 1997, 1998 and 1999 was approximately $583,000, $693,000 and $867,000, respectively. Future minimum lease payments under the Company's operating leases for each of the years ending December 31 are as follows (in thousands):

   2000................................................................. $  720
   2001.................................................................    627
   2002................................ ................................    197
   Thereafter...........................................................     15
                                                                         ------
     Total.............................................................. $1,559
                                                                         ======

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

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


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

Net Income per Share

   The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

                                                               Years Ended
                                                              December 31,
                                                            -----------------
                                                            1997  1998  1999
                                                            ----- ----- -----
   Weighted average shares outstanding--shares used in
   basic net income per share computation.................. 8,325 8,635 8,829
   Dilutive effect of common stock equivalents, using the
    treasury stock method..................................   495   406   564
                                                            ----- ----- -----
   Shares used in diluted net income per share
    computation............................................ 8,820 9,041 9,393
                                                            ===== ===== =====

   During 1997, 1998 and 1999, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At December 31, 1997, 1998 and 1999, 5,000, 248,000 and 51,000, respectively, of the Company's outstanding common stock options with a weighted average exercise price of $10.88, $7.88 and $19.59, respectively, per share were excluded from the diluted net income per share computation.

Stock Option Plans

   Under the 1991 Stock Option Plan (the Option Plan), as amended, the Company may grant options to acquire up to 3,000,000 shares of common stock to employees and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 50% of fair market value for nonstatutory stock options. These options generally expire five years from the date of grant and become exercisable as they vest, generally 33.3% upon each anniversary of the grant, as set forth in the stock option agreements.

   Under the 1991 Directors' Stock Option Plan (the Directors' Plan), nonemployee directors of the Company are automatically granted options to acquire 10,000 shares of common stock, at the fair market value at the date of grant, each year that such person remains a director of the Company. Options granted under the Directors' Plan become exercisable as they vest 33.3% upon each anniversary of the grant and expire five years from the date of grant. The total shares authorized under the Directors' Plan are 300,000.

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


   Option activity under the plans is summarized as follows:

                                                  Outstanding Options
                                          -------------------------------------
                                                                    Weighted
                                            Shares    Number of     Average
                                          Available    Shares    Exercise Price
                                          ----------  ---------  --------------
Balances, January 1, 1997 (348,514
 exercisable at a weighted average price
 of $2.91)..............................     210,407  1,097,941      $4.08
Additional shares reserved..............   1,500,000        --         --
Exercised...............................         --    (238,941)      2.00
Granted (weighted average fair value of
 $5.17).................................    (488,500)   488,500       9.33
Canceled................................      14,139    (14,139)      4.46
                                          ----------  ---------
Balances, December 31, 1997 (503,267
 exercisable at a weighted average price
 of $4.32)..............................   1,236,046  1,333,361       6.37
Exercised...............................         --    (151,153)      3.81
Granted (weighted average fair value of
 $1.88).................................  (1,395,174) 1,395,174       6.14
Canceled................................     986,949   (986,949)      8.24
                                          ----------  ---------
Balances, December 31, 1998 (745,171
 exercisable at a weighted average price
 of $4.57)..............................     827,821  1,590,433       5.25
Exercised...............................         --    (444,418)      4.36
Granted (weighted average fair value of
 $6.67).................................    (455,000)   455,000      12.06
Canceled................................     106,351   (106,351)      6.65
                                          ----------  ---------
Balances, December 31, 1999.............     479,172  1,494,664      $7.49
                                          ==========  =========

   During the third quarter of fiscal 1998, the Company approved the cancellation and reissuance of outstanding options under the Company's stock options plans. Under the program, holders of outstanding options with exercise prices in excess of $5.13 per share were given the choice of retaining these options or of obtaining, in substitution, new options for the same number of shares. The new options were exercisable at a price of $5.13 per share, the fair market value of the common stock on the reissue date. The new options maintained the vesting schedule and expiration dates established by the canceled option.

   Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Average
                                      Contractual Average              Weighted
                            Number       Life     Exercise   Number    Exercise
Range of Exercise Prices  Outstanding   (Years)    Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
     $ 2.06--$ 5.13          822,662     2.67      $4.95     582,322    $4.88
       5.63--  9.00          449,502     4.44       7.58      83,366     7.49
      15.88-- 20.13          222,500     5.00      16.73         --       --
                           ---------                         -------
     $ 2.06--$20.13        1,494,664     3.55      $7.49     665,688    $5.21
                           =========                         =======

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

Employee Stock Purchase Plan

   Under the 1986 Employee Stock Purchase Plan (the Purchase Plan), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Shares issued under the plan were 24,482, 18,006 and 28,937 in 1997, 1998 and 1999 at weighted average prices of $4.58, $6.87 and $5.10, respectively. The weighted average per share fair values of the 1997, 1998 and 1999 awards were $4.41, $2.42 and $2.89, respectively. At December 31, 1999, 25,894 shares were reserved for future issuances under the Purchase Plan.

Additional Stock Plan Information

   As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for employee stock arrangements.

   SFAS No. 123, Accounting for Stock-Based Compensation requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards under the Option Plan and the Directors' Plan were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, three years from the date of grant in 1997, 1998 and 1999; stock volatility, 80% in 1997, 1998 and 1999; risk free interest rate, 6.1% in 1997, 5.0% in 1998 and 5.9% in 1999; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized at a historical rate of 29% for 1997 and 1998, and 24% for 1999. The Company's fair value calculations on stock-based awards under the Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months in 1997, 1998 and 1999; stock volatility, 80% in 1997, 1998 and 1999; risk free interest rate, 5.5% in 1997, 5.0% in 1998 and 5.3% in 1999; and no dividends during the expected term.

   If the computed fair values of the stock-based awards after 1995 had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share, basic and diluted, would have been as follows (in thousands except per share amounts):

                                                                Years Ended
                                                                December 31,
                                                            -------------------
                                                             1997  1998   1999
                                                            ------ ----- ------
   Pro forma net income.................................... $5,057 $ 807 $1,729
   Pro forma net income per share:
     Basic................................................. $ 0.61 $0.09 $ 0.20
     Diluted............................................... $ 0.60 $0.09 $ 0.18

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


9. Income Taxes

Income before income taxes consists of the following (in thousands):

                                                         Years Ended December 31,
                                                         ------------------------
                                                          1997     1998     1999
                                                         ------   ------   ------
   Domestic............................................. $9,644   $3,471   $3,928
   Foreign..............................................   (262)    (533)     388
                                                         ------   ------   ------
   Income before income taxes........................... $9,382   $2,938   $4,316
                                                         ======   ======   ======

   The provision for income taxes consists of the following (in thousands):

                                                         Years Ended December 31,
                                                         ------------------------
                                                          1997     1998     1999
                                                         ------   ------   ------
   Current :
     Federal............................................ $3,080   $  840   $1,127
     State..............................................    884      148      186
     Foreign............................................    181       16      195
                                                         ------   ------   ------
                                                          4,145    1,004    1,508
                                                         ======   ======   ======
   Deferred:
     Federal............................................   (574)     161       71
     State..............................................      9      166     (128)
     Foreign............................................     45     (223)     231
                                                         ------   ------   ------
                                                          (520)      104      174
                                                         ------   ------   ------
   Provision for income taxes........................... $3,625   $1,108   $1,682
                                                         ======   ======   ======

   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                December 31,
                                                                --------------
                                                                 1998    1999
                                                                ------  ------
   Deferred tax assets--current:
     Reserves and accruals not currently deductible............ $  978  $1,307
     Capitalized inventory costs...............................    201     161
     Net operating loss carryforwards..........................    246     338
     Tax credit carryforwards..................................     16     147
                                                                ------  ------
   Total gross deferred tax assets--current....................  1,441   1,953
   Valuation allowance.........................................    --     (231)
                                                                ------  ------
   Total net deferred tax assets--current...................... $1,441  $1,722
                                                                ------  ------
   Deferred tax assets--noncurrent:
     Depreciation.............................................. $  (25) $  (69)
     Goodwill and capitalized acquired technology..............    553     391
     Translation adjustments...................................    --     (225)
     Other.....................................................     32      38
                                                                ------  ------
   Total net deferred tax assets--noncurrent................... $  560  $  135
                                                                ======  ======

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


   Due to continuing losses in its Japanese subsidiary during the year ended December 31, 1999, the Company determined that it was more likely than not that future tax benefits from the deferred tax assets of the Japanese subsidiary would not be realized. Accordingly, as of December 31, 1999, the Company has provided a full valuation allowance of $231,000 against the net deferred tax assets of its Japanese subsidiary.

   As of December 31, 1999, the Company has available for carryforward net operating losses of approximately $800,000 generated by the Company's Japanese subsidiary. The net operating loss carryforwards will expire if not utilized beginning in the years 2002 through 2004.

   Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes consist of the following (in thousands):

                                                       Years Ended December 31,
                                                       ------------------------
                                                        1997     1998     1999
                                                       ------   ------   ------
   Income taxes computed at 35% U.S. statutory rate... $3,284   $1,028   $1,511
   State income taxes.................................    589      207       58
   Foreign tax provision (benefit) higher than U.S.
    rates.............................................    --       (74)      59
   Foreign sales corporation benefit..................   (274)     (99)    (228)
   Change in valuation allowance......................    --       --       231
   Other, net.........................................     26       46       51
                                                       ------   ------   ------
   Provision for income taxes......................... $3,625   $1,108   $1,682
                                                       ======   ======   ======

10. Profit-Sharing and Retirement and Bonus Plans

   No contributions were made by the Company in 1997, 1998 and 1999 to the Company's discretionary profit-sharing and retirement plan. The Company paid $678,000, $688,000 and $92,000 in 1997, 1998 and 1999, respectively, under formal discretionary cash bonus plans which cover all eligible employees.

11. Major Customers

   In 1997, sales to one customer accounted for approximately 11.4% of total revenues. In 1998, sales to another customer accounted for approximately 11.2% of total revenues. In 1999, sales to two other customers accounted for approximately 12.8% and 10.5% of total revenues, respectively.

   At December 31, 1998, no single customer accounted for 10.0% or more of accounts receivable. The customer accounting for 12.8% of total revenues in 1999 also accounted for 11.8% of accounts receivable, at December 31, 1999.

12. Product, Segment and Geographic Information

   The Company's operating divisions consist of its geographically based entities in the United States, Japan, South Korea and Taiwan. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", and accordingly, the Company operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film and overlay dimension metrology systems. For the years ended December 31, 1997, 1998 and 1999, the Company recorded revenue from customers throughout the United States, Canada, Germany, the United Kingdom, Ireland, France, Italy, Sweden,

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


   Israel, Japan, South Korea, China, Singapore, Hong Kong, Taiwan, Indonesia and Malaysia. The following table summarizes total net revenues and long-lived assets attributed to significant countries (in thousands):

                                                          Years Ended December 31,
                                                         -------------------------
                                                          1997     1998     1999
                                                         -------  -------  -------
   Total net revenues:
     United States...................................... $14,539  $12,698  $14,225
     Japan..............................................  10,086    9,167   11,594
     Korea..............................................   5,954    2,596    2,991
     Taiwan.............................................   2,583    3,404    4,967
     Germany............................................   1,763    4,784    2,340
     All other..........................................   1,732      615      291
                                                         -------  -------  -------
       Total net revenues*.............................. $36,657  $33,264  $36,408
                                                         =======  =======  =======

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Long-lived assets:
     United States............................................... $1,439 $1,716
     Japan.......................................................  2,419  2,569
     Korea.......................................................     59     81
     Taiwan......................................................     11     91
                                                                  ------ ------
       Total long-lived assets................................... $3,928 $4,457
                                                                  ====== ======

--------
* Net revenues are attributed to countries based on the deployment and service locations of systems.

   The Company's product lines differ primarily based on the environment the systems will be used in. Automated systems are used primarily in high-volume production environments. Integrated systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Tabletop systems are used primarily in low-volume production environments and in engineering labs where automated handling and high throughput are not required. Sales by product type were as follows (in thousands):

                                                          Years Ended December 31,
                                                         -------------------------
                                                          1997      1998    1999
                                                         -------  -------  -------
   Automated systems.................................... $21,982  $21,694  $20,885
   Integrated systems...................................     --       120    3,953
   Tabletop systems.....................................  10,785    7,904    7,324
                                                         -------  -------  -------
     Total product sales................................ $32,767  $29,718  $32,162
                                                         =======  =======  =======

                            NANOMETRICS INCORPORATED

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


13. Selected Quarterly Financial Results (Unaudited)

   The following tables set forth selected quarterly results of operations for the years ended December 31, 1998 and 1999 (in thousands, except per share amounts):

                                                      Quarters Ended
                                            -----------------------------------
                                            Mar. 31, Jun. 30, Sep. 30, Dec. 31,
                                              1998     1998     1998     1998
                                            -------- -------- -------- --------
Total net revenues......................... $10,538  $10,728   $7,005   $4,993
Gross profit...............................   5,924    5,732    3,357    1,580
Income (loss) from operations..............     915    2,446      491   (1,442)
Net income (loss)..........................     624    1,495      394     (683)
Net income (loss) per share:
  Basic.................................... $  0.07  $  0.17   $ 0.05   $(0.08)
  Diluted.................................. $  0.07  $  0.17   $ 0.04   $(0.08)
Shares used in per share computation:
  Basic....................................   8,545    8,641    8,669    8,686
  Diluted..................................   8,978    9,003    9,074    8,686

                                                         Quarters Ended
                                                 ------------------------------
                                                           Jun.   Sep.   Dec.
                                                 Mar. 31,  30,    30,     31,
                                                   1999    1999   1999   1999
                                                 -------- ------ ------ -------
Total net revenues..............................  $6,189  $7,523 $9,821 $12,875
Gross profit....................................   2,533   3,522  4,669   6,518
Income (loss) from operations...................    (401)    395  1,321   2,425
Net income (loss)...............................    (201)    304    900   1,631
Net income (loss) per share:
  Basic.........................................  $(0.02) $ 0.03 $ 0.10 $  0.18
  Diluted.......................................  $(0.02) $ 0.03 $ 0.10 $  0.17
Shares used in per share computation:
  Basic.........................................   8,701   8,757  8,823   9,033
  Diluted.......................................   8,701   9,177  9,347   9,842

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the registrant

   The following are our current executive officers and directors and their ages as of December 31, 1999:

            Name             Age                    Position
            ----             ---                    --------
Vincent J. Coates...........  74 Chairman of the Board, Secretary
John D. Heaton..............  39 President, Chief Executive Officer and Director
Paul B. Nolan...............  44 Vice President and Chief Financial Officer
Roger Ingalls Jr............  38 Vice President and Director of Marketing
William A. McGahan..........  33 Vice President and Chief Scientist
Nathaniel Brenner...........  73 Director
Norman V. Coates............  50 Director
Kanegi Nagai................  68 Director
Edmond R. Ward..............  60 Director

   Mr. Vincent Coates has been our Chairman of the Board since our founding in 1975. He has also served as our Chief Executive Officer and President from our founding through July 1988, except for the period January 1986 through February 1987 when he served exclusively as Chief Executive Officer. He was elected Secretary in February 1989. He resigned the position of Chief Executive Officer in April 1998.

   Mr. Heaton joined us in September 1990 and in April 1994 was elected Vice President of Engineering and General Manager. In July 1995, he was appointed to the Board of Directors and became General Manager. He has been President since May 1996 and was elected Chief Executive Officer in April 1998. Mr. Heaton served in various technical roles at National Semiconductor from 1978 to 1990 prior to joining us.

   Mr. Nolan joined us in March 1989 and in March 1994 was elected Vice President and Chief Financial Officer. Mr. Nolan served as Senior Financial Analyst at Harris Corporation prior to joining us.

   Mr. Ingalls has been employed by Nanometrics since March 1995 and was elected Vice President in October 1997. He was appointed Director of Marketing in February 1998. During his employment at Nanometrics, Mr. Ingalls has served as U.S. Sales and Product Manager, and most recently Director of North American Sales. Prior to joining Nanometrics, he served as a sales engineer for Nikon Inc. from March 1993 to March 1995.

   Dr. McGahan joined us in October 1995 and was elected Vice President in October 1997 and Chief Scientist in December 1999. He served as Director of Research and Development from January 1999 to December 1999. From January 1998 to January 1999, Dr. McGahan served as Director of Engineering. Prior to that, he served as Applications Engineering Manager from October 1996 to October 1997 and as Advanced Metrology Development Manager from October 1995 to October 1996. From September 1987 to October 1995, Dr. McGahan served as an engineer for the J.A. Woollam Co., Inc., a manufacturer of spectroscopic ellipsometers. Dr. McGahan has published 46 papers relating to ellipsometry magneto-optics and thermal characterization of materials.

   Mr. Brenner has served as one of our directors since June 1986. He joined Beckman Instruments, Inc. in 1976 where he held the positions of Program Manager, Marketing Manager (Instruments) and General Manager (Spectroscopy). In 1992, Mr. Brenner retired from Beckman Instruments, Inc.

   Mr. Norman V. Coates has served as one of our directors since May 1988. He has operated Gem of the River Produce, a farming and produce packing operation in Orleans, California, as a sole proprietor since 1978. He has also been manager of the Boise Creek Farm operation since 1985 and a manager of Coates Vineyards since 1997.

                                     III-1


   Mr. Nagai has served as one of our directors since May 1996. Mr. Nagai also served us as a consultant from August 1995 until June 1998. From January 1990 to April 1995, Mr. Nagai was the President and Chief Executive Officer of Cybeq Systems, a semiconductor equipment supplier. From 1983 to 1989, Mr. Nagai held a number of management positions with the Mitsubishi Bank (currently the Bank of Tokyo-Mitsubishi) and the Mitsubishi Materials Corporation.

   Mr. Ward has served as one of our directors since August 1999. Since August 1999, Mr. Ward has been a General Partner of Virtual Founders. From April 1992 to June 1997, Mr. Ward was the Vice President of Technology at Silicon Valley Group Inc.

   Mr. Vincent Coates is the father of Mr. Norman Coates, one of our directors. There are no other family relationships among any of our executive officers and directors. All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the Nasdaq National Market. Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal 1999 all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with, except that the Vincent J. Coates Separate Property Trust, U/D/T dated August 7, 1981 and the Vincent J. Coates 1999 Charitable Trust UTA dated December 17, 1999, both greater than 10% shareholders, each filed one report on Form 3 late.


                                     III-2


ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the compensation earned by our chief executive officer and by our next most highly compensated executive officers (collectively, the "Named Officers") during the past three fiscal years:

                           Summary Compensation Table

                                                                                                            Long Term
                                                                                                           Compensation
                                                                               Annual Compensation            Awards
                                                                      ----------------------------------  -------------
                                                                                                            Securities
                                                                                                            Underlying
                                                        Fiscal Year          Salary            Bonus        Options (#)
                                                        -----------         --------          ------        -----------
John D. Heaton.......................................       1999        $  241,445           $   5,338         50,000
  President and Chief Executive Officer                     1998        $  206,668           $  21,098        100,000
                                                            1997        $  219,061           $  45,261         75,000

 Vincent J. Coates....................................      1999        $  204,800           $      --             --
  Chairman of the Board and Secretary                       1998        $  215,231           $  10,431             --
                                                            1997        $  238,776           $  47,405             --

Roger Ingalls Jr.....................................       1999        $  178,529           $   3,203             --
  Vice President and Director of Marketing                  1998        $  209,178           $  14,723         19,000
                                                            1997        $  222,900           $  22,642         25,000

William Fate.........................................       1999        $  177,767           $   2,925             --
  Former Vice President and Director of                     1998        $  212,058           $  13,442         19,000
  International Sales                                       1997        $  189,053           $  21,630          4,000

William A. McGahan...................................       1999        $  174,896           $   3,681              --
  Vice President and Chief Scientist                        1998        $  151,315           $  15,934          38,000
                                                            1997        $  143,390           $  26,218          30,000

                                     III-3

Paul B. Nolan........................................       1999        $  120,870           $   2,643               --
  Vice President and Chief Financial Officer                1998        $  123,232           $  13,809               --
                                                            1997        $  135,551           $  29,378           40,000

Stock Options Granted in the Fiscal Year Ended December 31, 1999

     The following table sets forth information with respect to stock options granted during the fiscal year ended December 31, 1999 to each of the Named Officers. All options were granted under our 1991 Stock Option Plan.

     The potential realizable value amounts in the last two columns of the following chart represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% annual rates of stock price appreciation from the date of grant to the end of the option term are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder's continued employment through the vesting period.

                       Option Grants in Last Fiscal Year



                                                                  Individual Grants
                                                  -------------------------------------------        Potential Realized
                                                  Number of   % of Total                        Value at Assumed Annual Rates
                                                  Securities   Options                          of Stock Price Appreciation for
                                                  Underlying  Granted to                                 Option Term
                                                   Options     Employees  Exercise              -------------------------------
                   Name                            Granted     in Fiscal    Price    Expiration
                   ------                          (#) (1)      Year (2)   ($/Sh)       Date         5% ($)       10% ($)
                                                ------------  ----------  --------  -----------  ------------------------------

John D. Heaton.............................        50,000       11.0%       6.94       5/28/04       95,835       211,771
Vincent J. Coates..........................            --        --           --            --           --            --
Roger Ingalls Jr...........................            --        --           --            --           --            --
William Fate...............................            --        --           --            --           --            --
William A. McGahan.........................            --        --           --            --           --            --
Paul B. Nolan..............................            --        --           --            --           --            --

-----------------
(1) All options granted to the Named Officers in 1999 were granted at exercise prices equal to the fair market value of our common stock on the dates of grant. Historically, options granted become exercisable at the rate of 33% on the first anniversary date of the option grant and 33% of the option shares become exercisable each full year thereafter, such that full vesting occurs three years after the date of grant. Options lapse after 5 years or 90 days after termination of employment.
(2) Based on 455,000 options granted during the fiscal year ended December 31, 1999.

                                     III-4


   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                     Values

     The following table sets forth the number of shares acquired upon the exercise of stock options during 1999 and the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Officers at December 31, 1999.


                                                                           Number of Securities             Value of Unexercised

                                                                         Underlying Unexercisable           In-the-Money Options

                                   Shares                              Options At Fiscal Year-End (#)    At Fiscal Year-End ($) (2)
                                 Acquired on     Value Realized ($)    ------------------------------   ----------------------------

                                Exercise (#)           (1)              Exercisable     Unexercised      Exercisable   Unexercisable

                                ------------    -------------------    -------------   --------------   -------------- -------------

John D. Heaton..............           --                    --           126,668         141,667        1,906,687        2,034,380
Vincent J. Coates...........           --                    --                --              --               --               --


Roger Ingalls Jr............       25,000               416,375            32,999          21,001          481,507          285,557
William Fate................       27,999               150,981                --              --               --               --
William A. McGahan..........       25,000               193,505            29,332          33,668          416,453          458,144
Paul B. Nolan...............       25,000               264,725            61,666          13,334          960,640          200,010

-----------------------
(1) The value realized upon exercise is (i) the fair market value of our common stock on the date of exercise, less the option exercise price per share, multiplied by (ii) the number of shares underlying the options exercised.
(2) The value of unexercised options is (i) the fair market value of our common stock on December 31, 1999 ($20.13 per share), less the option exercise price of in-the-money options, multiplied by (ii) the number of shares underlying such options.

Compensation of Directors

     Directors who are not also our employees receive an annual retainer fee of $5,000 plus $1,000 for each Board of Directors and committee meeting attended (unless the Board and committee meeting take place on the same day, in which case such directors receive a $1,000 fee) and are eligible to participate in our 1991 Director Option Plan as amended April 1994.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Pursuant to the terms of an agreement dated May 1, 1985 between us and Vincent J. Coates, the terms of which were then amended and restated in August 1996 and again effective April 1998, we are obligated, in the event Mr. Coates is required to resign as Chairman of the Board under certain circumstances, to continue to pay Mr. Coates his salary and benefits for five years from the date of such resignation.

     In April 1998, we entered into an agreement with Mr. Heaton in which we agree to pay Mr. Heaton his usual annual salary (excluding bonuses) for a period of one year from the date that he is required or requested for any reason not involving good cause to involuntarily relinquish his positions as Chief Executive Officer and President and as a director. If Mr. Heaton leaves us voluntarily or if he is asked to leave under certain circumstances, no such severance pay shall be awarded.

Report on Repricing of Options

     The following table summarizes stock options granted to our executive officers of that have been repriced during the past ten years.

                                     III-5


                           Ten-Year Option Repricings

                                                            Number of      Market                                  Length of
                                                           Securities     Price of     Exercise                    Original
                                                           Underlying     Stock at     Price at       New         Option Term
                                                             Options      Time of      Time of     Exercise      Remaining at
                                               Repricing    Repriced     Repricing    Repricing      Price          Date of
                    Name                         Date          (#)          ($)          ($)          ($)          Repricing
--------------------------------------------   ---------  ------------  ------------  ---------  -----------  ------------------
John D. Heaton..............................     9/15/98       16,668        5.125         5.25       5.125    2 years 2 months
 President and Chief                             9/15/98       75,000        5.125        10.22       5.125    3 years 11 months
 Executive Officer                               9/15/98      100,000        5.125         8.63       5.125    4 years 7 months

Roger Ingalls Jr............................     9/15/98       25,000        5.125         6.13       5.125    1 year 11 months
 Vice President and Director                     9/15/98        5,000        5.125         5.25       5.125    2 years 2 months
 of Marketing                                    9/15/98       25,000        5.125        10.22       5.125    3 years 11 months

William Fate................................     9/15/98       15,000        5.125         6.13       5.125    1 year 11 months



 Former Vice President and Director              9/15/98        9,000        5.125         5.25       5.125    2 years 2 months
 of International Sales                          9/15/98        4,000        5.125        10.22       5.125    3 years 11 months

William A. McGahan..........................     9/15/98       20,000        5.125         5.88       5.125    2 years 4 months
 Vice President and                              9/15/98       30,000        5.125        10.22       5.125    3 years 11 months
 Chief Scientist                                 9/15/98       10,000        5.125         8.63       5.125    4 years 7 months
                                                 9/15/98        3,000        5.125         8.50       5.125    4 years 9 months

Paul B. Nolan...............................     9/15/98        5,000        5.125         5.25       5.125    2 years 2 months
 Vice President and Chief                        9/15/98       40,000        5.125        10.22       5.125    3 years 11 months
 Financial Officer

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of Nanometrics Incorporated consisted of Nathaniel Brenner, Norman V. Coates and, until April 14, 1999, Clifford F. Smedley. No member of the Compensation Committee of our Board serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Report of the Compensation Committee and Stock Option Committee of the Board of Directors

     The following is the report of the Compensation Committee and the Stock Option Committee of the Board of Directors describing compensation policies and rationales applicable to our executive officers with respect to the compensation paid to such executive officers for the fiscal year ended December 31, 1999.
The information contained in such report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

     General. The Compensation Committee is responsible for making recommendations to the Board of Directors with respect to cash compensation levels for our executive officers. During 1999, the Stock Option Committee was responsible for determining levels of equity-based compensation for our executive officers and other key personnel.


                                     III-6


     Compensation Philosophy. The Compensation Committee makes recommendations as to the salaries of the executive officers by considering (i) the salaries of executive officers in similar positions at comparably-sized peer companies, (ii) our financial performance over the past year based upon revenues and operating results and (iii) the achievement of individual performance goals related to each executive officer's duties and areas of responsibility. The Compensation Committee makes recommendations as to the levels of cash bonuses awarded to our executive officers and views such bonuses as being an integral part of our performance-based compensation program. Such bonuses are based on our profits and are determined as a percentage of the executive salaries.

     Equity-Based Compensation. The Stock Option Committee views stock options as an important part of our long-term, performance-based compensation program. The Stock Option Committee bases grants of stock options to our executive officers under our 1991 Stock Option Plan (as amended through May 15, 1997) upon such Committee's estimation of each executive's contribution to the long-term growth and profitability of our company. The 1991 Stock Option Plan is intended to provide additional incentives to the executive officers to maximize shareholder value. Options are granted under the 1991 Stock Option Plan at the then-current market price and are generally subject to three-year vesting periods to encourage key employees to remain with us.

     Compensation of President and Chief Executive Officer. The compensation of our President and Chief Executive Officer was based upon the same criteria described above. Specifically, the Compensation Committee considered several factors as important in determining such compensation including progress toward meeting the corporate plan and the objectives set for the President and Chief Executive Officer during his tenure in the current fiscal year as well as progress toward attaining longer range goals as a result of his leadership. In recognition of his progress toward meeting corporate goals and to remain competitive, based on a survey of other CEO salaries, the compensation of our President and Chief Executive Officer was increased to an annual salary of $250,000.

     STOCK OPTION COMMITTEE                COMPENSATION COMMITTEE
        Nathaniel Brenner                     Nathaniel Brenner
        Norman V. Coates                      Norman V. Coates
                                    Clifford F. Smedley, until April 14, 1999

                                     III-7


Performance Graph


     Set forth below is a line graph comparing the annual percentage change in the cumulative return to the shareholders of our Common Stock with the cumulative return of the Nasdaq U.S. Index and the Hambrecht & Quist Technology Index for the period commencing on January 1, 1995 and ending on December 31, 1999. The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
      AMONG NANOMETRICS INCORPORATED, THE NASDAQ STOCK MARKET (U.S.) INDEX
                   AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX

                               [GRAPHIC OMITTED]

     The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T

                                    12/94  12/95  12/96  12/97  12/98  12/99
     Nanometrics Incorporated        100   1,311   844   1,456  1,389  3,578
     Nasdaq Stock Market (U.S.)      100     140   172     209    292    541
     Hambrecht & Quist Technology    100     149   178     236    369    811

* $100 invested on 12/31/94 in Stock or Index--including reinvestment of dividends. Fiscal year ending December 31.


                                     III-8

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table presents information with respect to beneficial ownership of our common stock as of December 31, 1999 by:

     . each person who beneficially owns more than 5% of the common stock; . each of our executive officers;
     .  each of our directors; and
     .  all executive officers and directors as a group.

     The applicable percentage of ownership for each shareholder is based on 9,163,998 shares of common stock outstanding as of December 31, 1999.

                                                                      Ownership (1)
                                                             -------------------------------
                     Beneficial Owner                         Number of Shares   Percentage
-----------------------------------------------------------  -------------------------------
Vincent J. Coates (2)......................................          5,388,774         58.8%
  c/o Nanometrics Incorporated
  310 DeGuigne Drive
  Sunnyvale, CA 94086
Putnam Investments, Inc. (3)...............................            833,840          9.1%
  One Post Office Square
  Boston, MA  02109
FMR Corp. (4)..............................................            700,000          7.6%
  82 Devonshire Street
  Boston, MA  02109
Nathaniel Brenner (5)......................................             55,999           *
Norman V. Coates (6).......................................             38,049           *
John D. Heaton (7).........................................            126,668          1.4%
Paul B. Nolan (8)..........................................             61,666           *
Kanegi Nagai (9)...........................................             13,999           *
Roger Ingalls Jr. (10).....................................             32,999           *
William A. McGahan (11)....................................             29,332           *
Edmond R. Ward.............................................                  0           *
All officers and directors as a group (9 persons) (12).....          5,747,486         60.6%

-----------------
*   Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 1999. Such share issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

                                     III-9


(2) Includes 4,388,654 shares of common stock held of record by the Vincent J. Coates Separate Property Trust, U/D/T dated August 7, 1981, for which Mr. Coates acts as trustee, and 1,000,000 shares of common stock held of record by the Vincent J. Coates 1999 Charitable Trust UTA dated December 17, 1999 for which Mr. Coates acts as trustee.
(3) According to a Schedule 13G filed with the Securities Exchange Commission on or about February 17, 2000, Putnam Investments, Inc. ("PI") may be deemed to be the beneficial owner of 833,840 shares of common stock. PI is identified as a Parent Holding Company on its Schedule 13G.
(4) According to a Schedule 13G filed with the Securities Exchange Commission on or about February 11, 2000, FMR Corp. ("FMR") may be deemed to be the beneficial owner of 700,000 shares of common stock. FMR is identified as a Parent Holding Company on its Schedule 13G.
(5) Includes 26,000 shares of common stock held of record by the N&J Brenner Living Trust, for which Mr. Brenner and his spouse act as trustees, for the benefit of members of Mr. Brenner's immediate family, and 29,999 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.
(6) Includes an aggregate of 8,050 shares held as trustee on the behalf of other family members and 29,999 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.
(7) Includes 126,668 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.
(8) Includes 61,666 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.
(9) Includes 13,999 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.
(10) Includes 32,999 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.

(11) Includes 29,332 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.
(12) Includes 324,662 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of December 31, 1999.

                                    III-10


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are the beneficiary of an insurance policy on the life of Vincent J. Coates in a face amount of $8,000,000. Annual premiums, which are paid by us, totaled $200,000 for fiscal 1999 and are fixed at $200,000 per year upon continuation of the policy. In the event of termination of the policy, any cash surrender value would belong to Mr. Coates. We have entered into an agreement with Mr. Coates providing that in the event of Mr. Coates's death, his estate has the option to cause the Company to use the proceeds of the policy to purchase shares of our Common Stock owned by the estate at their then fair market value. The estate is not obligated under the terms of the agreement to exercise the option. If the option is not exercised, we would retain the proceeds of the insurance. The purpose of this agreement is to provide Mr. Coates' estate, at its option, the opportunity to obtain cash to pay estate taxes without having to raise all of such money from sales in the open market.

     Additional relationships and related transactions are set forth above in "Item 11. Executive Compensation" under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

                                      III-11

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Consolidated Financial Statements.

          See Index to Consolidated Financial Statements at Item 8 on page II-19 of this report.

          2.  Consolidated Financial Statement Schedules.

     The following consolidated financial statement schedules of Nanometrics Incorporated are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Nanometrics Incorporated:


   Schedule                                                               Page
   --------                                                               ----
   II - Valuation and Qualifying Accounts...............................  IV-4


     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended December 31, 1999.

      (c)   Exhibits.

          The following exhibits are filed with this Annual Report on Form 10-K:

          Exhibit
          Number                                      Description
         ----------    ---------------------------------------------------------
            3.1(1)     Restated and Amended Articles of Incorporation of
                       Registrant filed July 7, 1982
            3.2(1)     Certificate of Amendment of Articles of Incorporation
                       filed January 31, 1983
            3.3(1)     Certificate of Amendment of Articles of Incorporation
                       filed July 28, 1983
            3.4(1)     Certificate of Amendment of Certificate of Determination
                       of Preferences of Series
                       B Common Stock filed September 13, 1983
            3.5(1)     Certificate of Amendment of Articles of Incorporation
                       filed September 13, 1983
            3.6(2)     Certificate of Amendment of Articles of Incorporation
                       filed December 3, 1984
            3.7(2)     Certificate of Correction of Certificate of Amendment of
                       Certificate of Determination of Preferences of Series B
                       Common Stock filed March 19, 1985
            3.8(2)     Certificate of Amendment of Articles of Incorporation
                       filed June 27, 1988
            3.9(2)     Bylaws
            4.1(1)     Form of Common Stock Certificate
           10.1(2)     Form of Indemnification of Agreement for Directors &
                       Officers
           10.2        Employee Stock Purchase Plan, as amended through March
                       1998
           10.3(3)     1991 Stock Option Plan, as amended through May 15, 1997
           10.4        1991 Director Option Plan as amended April 1994
           10.5(5)     Amendment to and Restatement of Redemption Agreement
                       dated March 4, 1993 between Vincent J. Coates and
                       Registrant
           10.6(2)     Consulting Agreement dated as of September 15, 1997
                       between the Registrant and Kanegi Nagai, as amended
           10.7(2)     Reverse Split Dollar Insurance Agreement and Collateral
                       Assignment dated March 15, 1993 between the Registrant and Vincent J. Coates

          Exhibit
          Number                                      Description
         ----------    ---------------------------------------------------------
           10.8(2)     Lease Agreement dated February 25, 1992 between PM-DE and
                       the Registrant, First Addendum to Lease dated February
                       22, 1992 and First Amendment to Lease dated April 24,
                       1997
           10.9(2)     Loan Agreement between Japan Development Bank and
                       Nanometrics Japan k.k.
           10.10(2)    Loan Agreement and Guarantee dated June 5, 1995 between
                       Mitsubishi Bank, Limited and Nanometrics Japan Ltd.
           21(2)       Subsidiaries of Registrant
           23.1        Independent Auditors' Consent
           23.2        Independent Auditors' Report on Schedule
           24          Power of Attorney (see page IV-3)

          ------------------
          (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.
          (2) Incorporated by reference to the Registrant's Registration Statement on Form 10-K filed on April 1, 1998.
          (3) Incorporated by reference to Exhibit 4.1 filed with Registrant's Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.
          (4) Incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-8 (file number 33-43913) filed on November 14, 1991.
          (5) Incorporated by reference to Exhibit 10.10 filed with Registrant's Form 10-K dated March 29, 1993.

     (d) Consolidated Financial Statements and Schedules.

          See Item 14(a) above.

                                  SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2000

                              NANOMETRICS INCORPORATED

                              By: /s/ Paul B. Nolan
                                 --------------------------------
                                 Paul B. Nolan
                                 Chief Financial Officer and Vice President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John D. Heaton and Paul B. Nolan jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant on the 2nd day of March, 2000 in the capacities indicated.

                     Signature                                              Title
                     ---------                                              -----
/s/ John D. Heaton                                     President, Chief Executive Officer and Director
----------------------------------------------------   (Principal Executive Officer)
John D. Heaton

/s/ Paul B. Nolan                                      Chief Financial Officer and Vice President
----------------------------------------------------   (Principal Financial and Accounting Officer)
Paul B. Nolan

/s/ Vincent J. Coates                                  Chairman of the Board
----------------------------------------------------
Vincent J. Coates

/s/ Nathaniel Brenner                                  Director
----------------------------------------------------
Nathaniel Brenner

/s/ Norman V. Coates                                   Director
----------------------------------------------------
Norman V. Coates

/s/ Kanegi Nagai                                       Director
----------------------------------------------------
Kanegi Nagai

/s/ Edmond R. Ward                                     Director
----------------------------------------------------
Edmond R. Ward

                                  Schedule II

                            NANOMETRICS INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for Doubtful Accounts

                                       Balance at        Charged to         Deductions-           Balance
                                       beginning         costs and           write-offs           at end
   Year Ended                          of period          expenses          of accounts          of period
                                     --------------   ----------------   ------------------   ---------------
December 31, 1999.................         $420,000             $5,000             $     0           $425,000
                                           --------             ------             -------           --------
December 31, 1998.................         $413,000             $7,000             $     0           $420,000
                                           --------             ------             -------           --------
December 31, 1997.................         $419,000             $    0             $(6,000)          $413,000
                                           --------             ------             -------           --------