Form 10-Q
period 2000-03-31
NANOMETRICS INC
filed 2000-05-05
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number   0-13470
                         -------


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

                                    YES _X_  NO ___


At April 12, 2000 there were 11,284,754 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX

Part I. Financial Information                                               Page
                                                                            ----
    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 2000 and  December  31, 1999 .......................    3

             Condensed Consolidated Statements of Operations -
             Three  months  ended  March 31,  2000 and 1999 ...............    4

             Condensed Consolidated Statements of Cash Flows -
             Three  months  ended  March 31,  2000 and 1999 ...............    5

             Notes to  Consolidated  Financial  Statements ................    6

    Item 2.  Management's Discussion and Analysis of
             Financial  Condition  and Results of  Operations .............    8

    Item 3.  Quantitative and Qualitative Disclosures
             about  Market  Risk ..........................................    9


Part II. Other Information

    Item 2.  Changes in  Securities  and Use of Proceeds ..................   10

    Item 6.  Exhibits and Reports on Form 8-K .............................   10

Signatures ................................................................   11

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                                      NANOMETRICS INCORPORATED
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Amounts in thousands except share amounts)
                                                             (Unaudited)
                                                                                                   March 31,            December 31,
ASSETS                                                                                               2000                   1999
                                                                                                   --------               --------
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $ 26,587               $  3,442
   Short-term investments                                                                            66,197                 14,698
   Accounts receivable, net of
      allowances of $424 and $425                                                                    12,749                 11,435
   Inventories                                                                                       10,492                  9,460
   Deferred income taxes                                                                              1,726                  1,722
   Prepaid expenses and other                                                                         1,787                  1,196
                                                                                                   --------               --------
         Total current assets                                                                       119,538                 41,953
PROPERTY, PLANT AND EQUIPMENT, Net                                                                    3,023                  2,998
DEFERRED INCOME TAXES                                                                                   125                    135
OTHER ASSETS                                                                                          1,573                  1,324
                                                                                                   --------               --------
TOTAL                                                                                              $124,259               $ 46,410
                                                                                                   ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                $  3,213               $  2,412
   Accrued payroll and related expenses                                                               1,365                    751
   Other current liabilities                                                                          1,976                  1,721
   Income taxes payable                                                                               1,032                    464
   Current portion of debt obligations                                                                  482                    584
                                                                                                   --------               --------
         Total current liabilities                                                                    8,068                  5,932
DEFERRED RENT                                                                                            28                     35
DEBT OBLIGATIONS                                                                                      2,148                  2,288
                                                                                                   --------               --------
         Total liabilities                                                                           10,244                  8,255
                                                                                                   --------               --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 11,271,743 and 9,163,998 outstanding                                                90,851                 17,277
   Retained earnings                                                                                 22,861                 20,608
   Accumulated other comprehensive income                                                               303                    270
                                                                                                   --------               --------
         Total shareholders' equity                                                                 114,015                 38,155
                                                                                                   --------               --------
TOTAL                                                                                              $124,259               $ 46,410
                                                                                                   ========               ========

See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         2000            1999
                                                       --------        --------
NET REVENUES:
   Product sales                                       $ 14,945        $  5,265
   Service                                                1,111             924
                                                       --------        --------

   Total net revenues                                    16,056           6,189
                                                       --------        --------

COSTS AND EXPENSES:
   Cost of product sales                                  6,178           2,552
   Cost of service                                        1,395           1,104
   Research and development                               1,745           1,016
   Selling                                                2,360           1,277
   General and administrative                               999             641
                                                       --------        --------

   Total costs and expenses                              12,677           6,590
                                                       --------        --------

INCOME (LOSS) FROM OPERATIONS                             3,379            (401)
                                                       --------        --------

OTHER INCOME (EXPENSE):
   Interest income                                          476             138
   Interest expense                                         (21)            (21)
   Other, net                                              (140)            (51)
                                                       --------        --------
   Total other income, net                                  315              66
                                                       --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                         3,694            (335)

PROVISION (BENEFIT) FOR INCOME TAXES                      1,441            (134)
                                                       --------        --------

NET INCOME (LOSS)                                      $  2,253        $   (201)
                                                       ========        ========

NET INCOME  (LOSS) PER SHARE:
  Basic                                                $   0.23        $  (0.02)
                                                       ========        ========
  Diluted                                              $   0.21        $  (0.02)
                                                       ========        ========

SHARES USED IN PER SHARE COMPUTATION:
  Basic                                                   9,693           8,701
                                                       ========        ========
  Diluted                                                10,880           8,701
                                                       ========        ========

See Notes to Condensed Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                      2000                   1999
                                                                                                     --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                 $  2,253              $   (201)
   Reconciliation of net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                                                          117                    51
   Deferred rent                                                                                           (7)                    7
   Deferred income taxes                                                                                   29                    10
   Changes in assets and liabilities:
       Accounts receivable                                                                             (1,308)                1,582
       Inventories                                                                                     (1,005)                  881
       Prepaid income taxes                                                                              --                     745
       Prepaid expenses and other                                                                        (900)                 (237)
       Accounts payable accrued and other current liabilities                                           1,652                  (322)
       Income taxes payable                                                                             1,390                  --
                                                                                                     --------              --------

Net cash provided by operating activities                                                               2,221                 2,516
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                                 (54,395)               (2,984)
   Sales/maturities of short-term investments                                                           2,865                 3,000
   Purchases of property, plant and equipment                                                            (101)                  (23)
   Other assets                                                                                          --                      53
                                                                                                     --------              --------
Net cash provided by (used in) investing activities                                                   (51,631)                   46
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt obligations                                                                        (209)                 (364)
   Issuance of common stock                                                                            72,752                   139
                                                                                                     --------              --------

Net cash provided by (used in) financing activities                                                    72,543                  (225)
                                                                                                     --------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                    12                   141
                                                                                                     --------              --------

NET CHANGE IN CASH AND EQUIVALENTS                                                                     23,145                 2,478
CASH AND EQUIVALENTS, beginning of period                                                               3,442                 1,518
                                                                                                     --------              --------

CASH AND EQUIVALENTS, end of period                                                                  $ 26,587              $  3,996
                                                                                                     ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

   Cash paid for interest                                                                            $     17              $     56
                                                                                                     ========              ========

   Cash paid for income taxes                                                                        $   --                $   --
                                                                                                     ========              ========

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

         While the quarterly consolidated financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      March 31,     December 31,
                                                        2000            1999
                                                       -------         -------
Raw materials and subassemblies                        $ 6,986         $ 3,775
Work in process                                          1,914           1,092
Finished goods                                           1,592           4,593
                                                       -------         -------
Total inventories                                      $10,492         $ 9,460
                                                       =======         =======


Note 3. Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                                        March 31,   December 31,
                                                          2000          1999
                                                         ------         ------
Commissions payable                                      $  295         $  247
Accrued warranty                                            521            482
Other                                                     1,160            992
                                                         ------         ------
Total other current liabilities                          $1,976         $1,721
                                                         ======         ======

Note 4. Shareholder' Equity

Secondary Offering - In March 1999, Nanometrics completed a public stock offering and issued 2,012,500 shares of its Common Stock to the public at a price of $38.50 per share. Nanometrics received net proceeds of approximately $72.4 million in cash.

Net Income (Loss) Per Share - The reconciliation of the share denominator used in the basic and diluted net income (loss) per share computations for the three months ended March 31 are as follows (in thousands):

                                                                 2000      1999
                                                                ------    ------
Weighted average common shares outstanding-shares
 used in basic net income per share computations                 9,693     8,701
Dilutive effect of common stock equivalents,
 using the treasury stock method                                 1,187      --
                                                                ------    ------

Shares used in diluted net income per share computation         10,880     8,701
                                                                ======    ======

         During the three months ended March 31, 2000 and 1999, Nanometrics had common stock options outstanding which could potentially dilute basic net income
(loss) per share in the future, but were excluded from the computation of diluted net income (loss) per share as the inclusion of such common stock options would be antidilutive. At March 31, 2000, 289,000 common stock options with a weighted average exercise price of $41.45 per share were excluded from the diluted net loss per share computation as their exercise prices were greater than the average market price of the common shares for the period.


Note 5. Comprehensive Income (Loss)

Comprehensive income (loss), which consisted of net income (loss) and changes in accumulated translation adjustments, was $2,286,000 for the three months ended March 31, 2000 compared to $(321,000) for the same period in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total net revenues for the first quarter of 2000 were $16,056,000, an increase of $9,867,000 or 159% from the same quarter in 1999. Product sales of $14,945,000 increased $9,680,000 or 184% for the first quarter of 2000 compared to the same period in 1999 resulting from increased shipments of Nanometrics' products, particularly in the U.S. and Far East. Service revenue of $1,111,000 increased $187,000 or 20% in the first quarter of 2000 compared to the same period in 1999 primarily due to higher spare parts sales in the Far East.

         Cost of product sales as a percentage of product sales decreased to 41% in the first quarter of 2000 from 48% in the first quarter of 1999 primarily because of higher sales volume in 2000 resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue increased to 126% in the first quarter of 2000 from 119% in the first quarter of 1999. This increase was primarily attributable to higher fixed service costs needed to support our growing installed base of systems at customer locations.

         Research and development expenses for the first quarter of 2000 increased $729,000 or 72% compared to the same period in 1999 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

         Selling expenses for the first quarter of 2000 increased by $1,083,000 or 85% compared to the same period in 1999 primarily because of increased headcount, commission expenses and other expenses associated with higher sales levels.

         General and administrative expenses for the first quarter of 2000 increased by $358,000 or 56% compared to the same period in 1999 primarily as a result of higher spending associated with the increased level of operations.

         Total other income, net increased $249,000 or 377% during the first quarter of 2000 compared to the same period in 1999 due primarily to higher interest income resulting from a higher average cash basis from the net proceeds of the offering.

         Nanometrics' income from operations was $3,379,000 and net income was $2,253,000 or $0.21 per diluted share in the first quarter of 2000 compared to a loss from operations of $401,000 and a net loss of $201,000 or $0.02 per diluted share in the first quarter of 1999.

Liquidity and Capital Resources

         At March 31, 2000, Nanometrics had working capital of $111,470,000 compared to $36,021,000 at December 31, 1999 an increase of $75,449,000. This increase is primarily a result of cash generated from financing activities of $72,543,000 million during the quarter resulting from the $72,752,000 million in net proceeds received from the public offering of Common Stock in March 2000 and option exercises during the quarter. Operating activities for the first three months of 2000 provided cash of $2,222,000 primarily from net income and higher accounts payable, other current liabilities and income taxes payable, while the sales/maturities of short-term investments net of purchases used $51,530,000, capital expenditures used $101,000 and debt repayment used $209,000. We believe working capital including cash, cash equivalents and short-term investments of $92,784,000 will be sufficient to meet our needs at least through the next twelve months. The current ratio at March 31, 2000 was 14.8 to 1.

Forward Looking Statements

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors including customer demand for Nanometrics' products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by Nanometrics, patterns of capital spending by customers, technological changes in the markets served by Nanometrics and its customers, market acceptance of products of both Nanometrics and its customers, the timing, cancellation or delay of customer orders and shipments, competition, including competitive pressures on product prices and changes in pricing by Nanometrics' customers or suppliers, fluctuations in foreign currency exchange rates, particularly the Japanese yen, the proportion of direct sales versus sales through distributors and representatives, market acceptance of new and enhanced versions of Nanometrics' products, the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis, the size and timing acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1999 Annual Report on Form 10-K. Nanometrics undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at March 31, 2000 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at March 31, 2000. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At March 31, 2000, our total debt obligation was $2,630,000 with a long-term portion of $2,148,000. A hypothetical 10% change in interest rates at March 31, 2000 would not have a material impact on our results of operations.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

D. Use of Proceeds from Sales of registered Securities. In March 2000, Nanometrics completed a public offering of its Common Stock. The managing underwriters in the Offering were Salomon Smith Barney, Wit SoundView, Tucker Anthony Cleary Gull and Needham & Company, Inc. (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement of Form S-2. A total of 4,025,000 shares of
         Common Stock (of which 2,012,500 were offered by Nanometrics and 2,012,500 were offered by a selling shareholder) were registered under the Registration Statement and were sold at a price of $38.50 per share. In connection with the Offering, Nanometrics paid $4,447,625 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering:

                  Legal fees and expenses              $277,732
                  Auditing fees and expenses            173,250
                  Printing expenses                     157,026
                  SEC Registration fee                   22,880
                  NASD filing fee                         9,167
                  Miscellaneous                          26,515
                                                       --------
                  Total                                $666,570
                                                       ========

         After deducting the underwriting discounts and commission and the Offering expenses listed above, Nanometrics received net proceeds from the Offering of approximately $72,367,054. Nanometrics has used the net proceeds from its public offering of Common Stock to invest in short-term treasury bills and has used its existing cash balances to fund its general operations. The proceeds from the Offering will be used for general corporate purposes, including facilities expansion. None of Nanometrics' net proceeds from the Offering were paid directly or indirectly to any director or officer of Nanometrics.


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

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
-----------------------
Vincent J. Coates
Chairman of the Board


/s/ John Heaton
-----------------------
John Heaton
Chief Executive Officer


/s/ Paul B. Nolan
-----------------------
Paul B. Nolan
Chief Financial Officer

Dated:  May 5, 2000