Form 10-Q
period 2000-06-30
NANOMETRICS INC
filed 2000-08-07
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


                            NANOMETRICS INCORPORATED
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                              94-2276314
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)


  310 DeGuigne Drive, Sunnyvale, CA                                94086
-------------------------------------                        -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
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

                           YES    X       NO
                               -------        --------

At July 14, 2000 there were 11,337,926 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----

     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999 ......................  3

                  Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2000 and 1999 ...................................  4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 1999 ..................  5

                  Notes to Consolidated Financial
                  Statements ...............................................  6


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............  8


     Item 3.      Quantitative and Qualitative Disclosures
                  about Market Risk ........................................  9


Part II.  Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders ...... 10

     Item 6.      Exhibits and Reports on Form 8-K ......................... 10

Signatures ................................................................. 11

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)


                                                        June 30,  December 31,
ASSETS                                                    2000       1999
                                                        --------   --------

CURRENT ASSETS:
   Cash and cash equivalents                            $ 27,585   $  3,442
   Short-term investments                                 68,362     14,698
   Accounts receivable, net of
     allowances of $422 and $425                          14,642     11,435
   Inventories                                            10,790      9,460
   Deferred income taxes                                   1,787      1,722
   Prepaid expenses and other                              2,726      1,196
                                                        --------   --------

                  Total current assets                   125,892     41,953

PROPERTY, PLANT AND EQUIPMENT, Net                         2,906      2,998

DEFERRED INCOME TAXES                                        115        135

OTHER ASSETS                                               1,752      1,324
                                                        --------   --------

TOTAL ASSETS                                            $130,665   $ 46,410
                                                        ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $  3,826   $  2,412
   Accrued payroll and related expenses                    1,422        751
   Other current liabilities                               1,946      1,721
   Income taxes payable                                    2,288        464
   Current portion of debt obligations                     1,396        584
                                                        --------   --------
                  Total current liabilities               10,878      5,932

DEFERRED RENT                                                 22         35

DEBT OBLIGATIONS                                           1,970      2,288
                                                        --------   --------

                  Total liabilities                       12,870      8,255
                                                        --------   --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 11,317,894 and 9,163,998 outstanding     91,321     17,277
   Retained earnings                                      26,365     20,608
   Accumulated other comprehensive income                    109        270
                                                        --------   --------
                  Total shareholders' equity             117,795     38,155
                                                        --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $130,665   $ 46,410
                                                        ========   ========


See Notes to Consolidated Financial Statements

                                              NANOMETRICS INCORPORATED
                                          CONSOLIDATED STATEMENTS OF INCOME
                                  (Amounts in thousands, except per share amounts)
                                                     (Unaudited)

                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                               June 30,
                                                   2000                1999                2000                1999
                                                 --------            --------            --------            --------
NET REVENUES:
   Product sales                                 $ 16,499            $  6,468            $ 31,444            $ 11,733
   Service                                          1,764               1,055               2,875               1,979
                                                 --------            --------            --------            --------

   Total net revenues                              18,263               7,523              34,319              13,712
                                                 --------            --------            --------            --------

COSTS AND EXPENSES:
   Cost of product sales                            6,643               2,984              12,821               5,536
   Cost of service                                  1,626               1,017               3,021               2,121
   Research and development                         2,374               1,094               4,119               2,110
   Selling                                          2,396               1,309               4,756               2,586
   General and administrative                       1,006                 724               2,005               1,365
                                                 --------            --------            --------            --------

   Total costs and expenses                        14,045               7,128              26,722              13,718
                                                 --------            --------            --------            --------

INCOME (LOSS) FROM OPERATIONS                       4,218                 395               7,597                  (6)

OTHER INCOME (EXPENSE):
   Interest income                                  1,415                 174               1,891                 312
   Interest expense                                   (20)                (20)                (41)                (41)
   Other, net                                         129                 (42)                (11)                (93)
                                                 --------            --------            --------            --------
   Total other income, net                          1,524                 112               1,839                 178
                                                 --------            --------            --------            --------

INCOME  BEFORE PROVISION
 FOR INCOME TAXES                                   5,742                 507               9,436                 172

PROVISION FOR INCOME TAXES                          2,238                 203               3,679                  69
                                                 --------            --------            --------            --------

NET INCOME                                       $  3,504            $    304            $  5,757            $    103
                                                 ========            ========            ========            ========

NET INCOME PER SHARE:
   Basic                                         $    .31            $    .03            $    .55            $    .01
                                                 ========            ========            ========            ========
   Diluted                                       $    .28            $    .03            $    .49            $    .01
                                                 ========            ========            ========            ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                           11,295               8,757              10,494               8,729
                                                 ========            ========            ========            ========
   Diluted                                         12,415               9,177              11,647               9,190
                                                 ========            ========            ========            ========

 See Notes to Consolidated Financial Statements

                                              NANOMETRICS INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Amounts in thousands)
                                                     (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 2000                   1999
                                                                               --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  5,757              $    103
   Reconciliation of net income to net
    cash provided by operating activities:
   Depreciation and amortization                                                    256                   103
   Deferred rent                                                                    (13)                   13
   Deferred income taxes                                                            (45)                   11
   Changes in assets and liabilities:
       Accounts receivable                                                       (3,337)                1,353
       Inventories                                                               (1,367)                1,483
       Prepaid income taxes                                                        --                     904
       Prepaid expenses and other                                                (2,082)                  132
       Accounts payable accrued and other current liabilities                     2,342                  (486)
       Income taxes payable                                                       2,814                  --
                                                                               --------              --------

Net cash provided by operating activities                                         4,325                 3,616
                                                                               --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                           (64,518)              (13,870)
   Sales/maturities of short-term investments                                    10,859                 9,913
   Purchases of property, plant and equipment                                      (135)                  (64)
   Other assets                                                                    --                    --
                                                                               --------              --------
Net cash used in investing activities                                           (53,794)               (4,021)
                                                                               --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                                          828                  --
   Repayments of debt obligations                                                  (231)                 (635)
   Issuance of common stock                                                      73,045                   350
                                                                               --------              --------

Net cash provided by (used in) financing activities                              73,642                  (285)
                                                                               --------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (30)                  145
                                                                               --------              --------

NET CHANGE IN CASH AND EQUIVALENTS                                               24,143                  (545)
CASH AND EQUIVALENTS, beginning of period                                         3,442                 1,518
                                                                               --------              --------

CASH AND EQUIVALENTS, end of period                                            $ 27,585              $    973
                                                                               ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                      $     39              $     42
                                                                               ========              ========

   Cash paid for income taxes                                                  $    695              $   --
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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Our management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

Note 2. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                    June 30,  December 31,
                                                      2000        1999
                                                    -------     -------
         Raw materials and subassemblies            $ 7,806     $ 3,775
         Work in process                              1,713       1,092
         Finished goods                               1,271       4,593
                                                    -------     -------
                                                    $10,790     $ 9,460
                                                    =======     =======

Note 3. Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                                    June 30,  December 31,
                                                    2000          1999
                                                   ------        ------
         Commissions payable                       $  313        $  247
         Accrued warranty                             591           482
         Other                                      1,042           992
                                                   ------        ------
                                                   $1,946        $1,721
                                                   ======        ======

Note 4. Shareholders' Equity

Secondary Offering - In March 2000, Nanometrics completed a public offering and issued 2,012,500 shares of its Common Stock to the public at a price of $38.50 per share. Nanometrics received net proceeds of approximately $72.4 million in cash.

Net Income Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

                                             Three Months Ended Six Months Ended
                                                    June 30         June 30
                                                2000     1999     2000     1999
                                               ------   ------   ------   ------
Weighted average common shares
  outstanding-shares used in basic
  net income per share computation             11,295    8,757   10,494    8,729
Dilutive effect of common stock equivalents,
  using the treasury stock method               1,120      420    1,153      461
                                               ------   ------   ------   ------
Shares used in dilutive net income
  per share computation                        12,415    9,177   11,647    9,190
                                               ======   ======   ======   ======

         During the three and six month periods ended June 30, 2000 and 1999, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At June 30, 2000, 289,000 common stock options with a weighted average exercise price of $41.45 per share were excluded from the diluted net income per share computations as their exercise prices were greater than the average market price of the common shares for the period.

Note 5. Comprehensive Income

         For the three months ended June 30, 2000 and 1999, comprehensive income, which consisted of net income for the periods and changes in accumulated other comprehensive income, was $3,310,000 and $309,000, respectively. For the six months ended June 30, 2000 there was a comprehensive income of $5,596,000 compared to a comprehensive loss of $12,000, for the same period in 1999.

Note 6. Subsequent Event

         In July 2000, Nanometrics purchased a building in Milpitas, California that will become its new corporate headquarters. The building is approximately 133,000 square feet in size and will support our manufacturing, engineering, customer service, sales, marketing and finance activities in the U.S. The purchase price for the building was $21,100,000 and additional improvements to the building are estimated to cost approximately $14,000,000. We expect to complete the improvements and move into the building by the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total net revenues for the three months ended June 30, 2000 were $18,263,000, an increase of $10,740,000 or 143% from the comparable period in 1999. For the six months ended June 30, 2000, total revenues of $34,319,000 increased by $20,607,000 or 150% from the comparable period in 1999. Product sales of $16,499,000 and $31,444,000 for the three months and six months ended June 30, 2000, respectively, increased $10,031,000 or 155% and $19,711,000 or
168%, respectively, as compared with the same periods during 1999. The higher levels of product sales resulted from increased shipments of Nanometrics' products in the U.S. and Far East due primarily to stronger demand in the semiconductor industry. Service revenue of $1,764,000 and $2,875,000 for the three months and six months ended June 30, 2000, respectively, increased
$709,000 or 67% and $896,000 or 45%, respectively, as compared to the same periods in 1999 as a result of higher service sales in the U.S. and the Far East.

         Cost of product sales as a percentage of product sales decreased to 40% in the second quarter of 2000 from 46% in the second quarter of 1999 and decreased to 41% in the six months ended June 30, 2000 from 47% for the same period in 1999 primarily because of higher sales volume in 2000 resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue decreased to 92% in the second quarter of 2000 from 96% in the second quarter of 1999. Cost of service as a percentage of service revenue decreased to 105% in the six months ended June 30, 2000 from 107% for the same period in 1999.

         Research and development expenses for the three month and six month periods ended June 30, 2000 increased by $1,280,000 or 117% and $2,009,000 or 95% respectively, compared to the same periods in 1999 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

         Selling expenses for the three month and six month periods ended June 30, 2000 increased by $1,087,000 or 83% and $2,170,000 or 84% respectively, compared to the same periods in 1999 primarily because of increased headcount, commission expenses and other expenses associated with higher sales levels.

         General and administrative expenses for the three month and six month periods ended June 30, 2000 increased $282,000 or 39% and $640,000 or 47% compared to the same periods in 1999 primarily as a result of higher spending associated with the increased level of operations.

         Total other income, net for the three month and six month periods ended June 30, 2000 increased $1,412,000 or 1261% and $1,661,000 or 933% respectively, from the comparable periods in 1999 due primarily to higher interest income resulting from higher average short-term investments generated from the net proceeds received from the public offering of common stock in March 2000.

         As a result of the above, Nanometrics' income from operations was $4,218,000 and net income was $3,504,000 for the second quarter of 2000 compared to income from operations of $395,000 and net income of $304,000 for the same period in 1999. For the first six months of 2000, Nanometrics' income from operations was $7,597,000 and net income was $5,757,000 which compared to a loss from operations of $6,000 and net income of $103,000 for the same period in 1999.

Liquidity and Capital Resources

         At June 30, 2000, Nanometrics had working capital of $115,014,000 compared to $36,021,000 at December 31, 1999 an increase of $78,993,000. This increase is primarily a result of cash generated from financing activities of $73,642,000 during the first six months of 2000 resulting primarily from the $72,367,000 in net proceeds received from the public offering of Common Stock in March 2000 and from option exercises. Operating activities for the first six months of 2000 provided cash of $4,325,000 primarily from net income, while the purchases of short-term investments used $64,518,000, capital expenditures used $135,000, debt repayment used $231,000. In July 2000, Nanometrics purchased a larger facility for its U.S. operations. The total cost of the facility and improvements is estimated to be approximately $35,000,000. We believe working capital including cash and short-term investments of $95,947,000 at June 30, 2000 will be sufficient to meet our needs at least through the next twelve months. The current ratio at June 30, 2000 was 11.6 to 1.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of factors including demand for Nanometrics' products, which is affected by factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by Nanometrics, patterns of capital spending by customers, technological changes in the markets served by Nanometrics and its customers, market acceptance of products of both Nanometrics and its customers, the timing, cancellation or delay of customer orders and shipments, competition, including competitive pressure on product prices and changes in pricing by Nanometrics' customers or suppliers, fluctuation in foreign currency exchange rates particularly the Japanese yen, the proportion of direct sales versus sales through distributors and representatives, market acceptance of new and enhanced versions of Nanometrics' products, the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis, the size and timing of
acquisitions  of  business,  products  or  technologies,   fluctuations  in  the
availability  and cost of components  and  subassemblies,  the outcome of patent infringement discussions and the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 1999 Annual Report on Form 10-K. Nanometrics undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at June 30, 2000 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at June 30, 2000. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At June 30, 2000, our total debt obligation was $3,366,000 with a long-term portion of $1,970,000. A hypothetical 10% change in interest rates at June 30, 2000 would not have a material impact on our results of operations.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.  The annual meeting of shareholders was held on May 31, 2000.

B.  The following directors were elected to the board of directors:
             Vincent J. Coates
             Nathaniel Brenner
             Norman V. Coates
             John D. Heaton
             Edmond R. Ward

C.  The following matters were voted upon at the annual meeting:
                                                  For      Against      Abstain
                                               ---------   -------      -------
1.      To elect the following directors
        to serve for the ensuing year:
           Vincent J. Coates, Chairman         7,254,127      0         251,904
           Nathaniel Brenner, Director         7,254,127      0         251,904
           Norman V. Coates, Director          7,254,127      0         251,904
           John D. Heaton, Director            7,254,127      0         251,904
           Edmond R. Ward, Director            7,254,127      0         251,904

2.      To approve adoption of the Company's
        2000 Employee Stock Option Plan and
        the reservation of 1,250,000 shares of
        common stock for issuance thereunder.  4,882,660  1,187,376     395,845

3.      To approve adoption of the Company's
        2000 Director Stock Option Plan and
        the reservation of 250,000 shares of
        common stock for issuance thereunder.  5,883,631    185,305     396,945

4.      To approve an amendment to the
        Company's Employee Stock Purchase
        Plan to increase the number of shares
        of common stock reserved for future
        issuance by 150,000.                   5,959,231    111,005     395,645

5.      To ratify the appointment of
        Deloitte & Touche LLP as independent
        auditors for the fiscal year ending
        December 31, 2000.                     7,502,231      2,300       1,500

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


Dated: August 7, 2000