Form 10-Q
period 2000-09-30
NANOMETRICS INC
filed 2000-11-14
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


                            NANOMETRICS INCORPORATED
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                          94-2276314
----------------------------------------------               -------------------
   (State or other jurisdiction of                           (I. R. S. Employer
    incorporation or organization)                           Identification No.)


 310 DeGuigne Drive, Sunnyvale, CA                                94086
-------------------------------------                     ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code      (408) 746-1600
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


At October 12, 2000 there were 11,532,238 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED


                                      INDEX


Part I.  Financial Information                                            Page
                                                                          ----

     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999 ...............  3

                  Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2000 and 1999 ............................  4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 1999 ..........  5

                  Notes to Consolidated Financial
                  Statements .............................................  6


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........  8


     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk ......................................  9


Part II.  Other Information

     Item 6.      Exhibits and Reports on Form 8-K ....................... 10


Signatures ............................................................... 11

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                                             Sept. 30,  Dec. 31,
                                                               2000       1999
                                                             --------   --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $ 14,411   $  3,442
   Short-term investments                                      59,542     14,698
   Accounts receivable, net of
     allowances of $422 and $425                               19,896     11,435
   Inventories                                                 11,370      9,460
   Deferred income taxes                                        2,015      1,722
   Prepaid expenses and other                                   2,783      1,196
                                                             --------   --------

                  Total current assets                        110,017     41,953

PROPERTY, PLANT AND EQUIPMENT, Net                             26,291      2,998

DEFERRED INCOME TAXES                                              88        135

OTHER ASSETS                                                    1,304      1,324
                                                             --------   --------

TOTAL ASSETS                                                 $137,700   $ 46,410
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                          $  4,186   $  2,412
   Accrued payroll and related expenses                         1,940        751
   Other current liabilities                                    2,394      1,721
   Income taxes payable                                           772        464
   Current portion of debt obligations                          1,122        584
                                                             --------   --------

                  Total current liabilities                    10,414      5,932

DEFERRED RENT                                                      15         35

DEBT OBLIGATIONS                                                1,815      2,288
                                                             --------   --------

                  Total liabilities                            12,244      8,255
                                                             --------   --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 11,514,643 and 9,163,998 outstanding          95,050     17,277
   Retained earnings                                           30,405     20,608
   Accumulated other comprehensive income                           1        270
                                                             --------   --------
                  Total shareholders' equity                  125,456     38,155
                                                             --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $137,700   $ 46,410
                                                             ========   ========


See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)

                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                          September 30,
                                                               ----------------------------            ----------------------------
                                                                 2000                1999                2000                1999
                                                               --------            --------            --------            --------
NET REVENUES:
   Product sales                                               $ 19,119            $  8,717            $ 50,563            $ 20,450
   Service                                                        1,539               1,104               4,414               3,083
                                                               --------            --------            --------            --------

   Total net revenues                                            20,658               9,821              54,977              23,533
                                                               --------            --------            --------            --------

COSTS AND EXPENSES:
   Cost of product sales                                          7,612               3,976              20,433               9,512
   Cost of service                                                1,474               1,176               4,495               3,297
   Research and development                                       2,438               1,099               6,557               3,209
   Selling                                                        2,544               1,519               7,300               4,105
   General and administrative                                       983                 730               2,988               2,095
                                                               --------            --------            --------            --------

   Total costs and expenses                                      15,051               8,500              41,773              22,218
                                                               --------            --------            --------            --------

INCOME FROM OPERATIONS                                            5,607               1,321              13,204               1,315
                                                               --------            --------            --------            --------

OTHER INCOME (EXPENSE):
   Interest income                                                1,137                 171               3,028                 483
   Interest expense                                                 (19)                (22)                (60)                (63)
   Other, net                                                      (102)                 67                (113)                (26)
                                                               --------            --------            --------            --------
   Total other income, net                                        1,016                 216               2,855                 394
                                                               --------            --------            --------            --------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                                     6,623               1,537              16,059               1,709

PROVISION FOR INCOME TAXES                                        2,583                 637               6,262                 706
                                                               --------            --------            --------            --------

NET INCOME                                                     $  4,040            $    900            $  9,797            $  1,003
                                                               ========            ========            ========            ========

NET INCOME PER SHARE:
   Basic                                                       $    .35            $    .10            $    .91            $    .11
                                                               ========            ========            ========            ========
   Diluted                                                     $    .33            $    .10            $    .83            $    .11
                                                               ========            ========            ========            ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                                         11,393               8,823              10,794               8,760
                                                               ========            ========            ========            ========
   Diluted                                                       12,100               9,347              11,798               9,242
                                                               ========            ========            ========            ========

See Notes to Consolidated Financial Statements

                                                      NANOMETRICS INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                   --------------------------------
                                                                                                      2000                  1999
                                                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $   9,797              $   1,003
   Reconciliation of net income to net
    cash provided by operating activities:
   Depreciation and amortization                                                                         422                    159
   Deferred rent                                                                                         (20)                    20
   Deferred income taxes                                                                                (246)                    19
   Changes in assets and liabilities
       Accounts receivable                                                                            (8,706)                (1,201)
       Inventories                                                                                    (1,995)                 1,906
       Prepaid expenses and other current assets                                                      (1,693)                 1,286
       Accounts payable accrued and other current liabilities                                          3,693                    501
       Income taxes payable                                                                            3,960                    211
                                                                                                   ---------              ---------

Net cash provided by operating activities                                                              5,212                  3,904
                                                                                                   ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                               (109,127)               (16,790)
   Sales/maturities of short-term investments                                                         64,282                 14,827
   Purchases of property, plant and equipment                                                        (23,734)                  (100)
   Other assets                                                                                         --                     --
                                                                                                   ---------              ---------
Net cash used in investing activities                                                                (68,579)                (2,063)
                                                                                                   ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                                                               576                   --
   Repayments of long-term debt                                                                         (347)                (1,106)
   Issuance of common stock                                                                           74,143                    753
                                                                                                   ---------              ---------

Net cash provided by (used in) financing activities                                                   74,372                   (353)
                                                                                                   ---------              ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                  (36)                    24
                                                                                                   ---------              ---------

NET CHANGE IN CASH AND EQUIVALENTS                                                                    10,969                  1,512
CASH AND EQUIVALENTS, beginning of period                                                              3,442                  1,518
                                                                                                   ---------              ---------

CASH AND EQUIVALENTS, end of period                                                                $  14,411              $   3,030
                                                                                                   =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                                          $      57              $      63
                                                                                                   =========              =========

   Cash paid for income taxes                                                                      $   3,352              $    --
                                                                                                   =========              =========

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

         While the quarterly financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Note 2. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  September 30,    December 31,
                                                      2000            1999
                                                     -------         -------
Raw materials and subassemblies                      $ 7,777         $ 3,775
Work in process                                        2,459           1,092
Finished goods                                         1,134           4,593
                                                     -------         -------
                                                     $11,370         $ 9,460
                                                     =======         =======


Note 3. Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                                  September 30,    December 31,
                                                      2000            1999
                                                     -------         -------

Commissions payable                                  $  424          $  247
Accrued warranty                                        655             482
Other                                                 1,315             992
                                                     ------          ------
                                                     $2,394          $1,721
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

Net Income Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                             September 30        September 30
                                           ---------------      ---------------
                                            2000     1999        2000     1999
                                           ------   ------      ------   ------
Weighted average common shares
  outstanding-shares used in basic
  net income per share computation         11,393    8,823      10,794    8,760
Dilutive effect of common stock
  equivalents, using the treasury
  stock method                                707      524       1,004      482
                                           ------   ------      ------   ------
Shares used in dilutive net income
  per share computation                    12,100    9,347      11,798    9,242
                                           ======   ======      ======   ======

         During the three and nine month periods ended September 30, 2000 and 1999, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At September 30, 2000, 17,500 such common stock options with a weighted average exercise price of $47.63 per share were excluded from the diluted net income per share computations as their exercise prices were greater than the average market price of the common shares for the period.

Note 5. Comprehensive Income

         For the three months ended September 30, 2000 and 1999, comprehensive income, which consisted of net income for the periods and changes in accumulated other comprehensive income, was $3,933,000 and $1,293,000, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was $9,528,000 and $1,281,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total net revenues for the three months ended September 30, 2000 were $20,658,000, an increase of $10,837,000 or 110% from the comparable period in 1999. For the nine months ended September 30, 2000, total net revenues of $54,977,000 increased by $31,444,000 or 134% from the comparable period in 1999. Product sales of $19,119,000 for the three months ended September 30, 2000, increased $10,402,000 or 119% as compared with the same period in 1999. Product sales of $50,563,000 for the nine months ended September 30, 2000, increased $30,113,000 or 147% as compared with the same period in 1999. The higher level of product sales resulted from increased shipments of Nanometrics' products in the U.S. and Far East due primarily to stronger demand in the semiconductor industry. Service revenue of $1,539,000 and $4,414,000 for the three months and nine months ended September 30, 2000, respectively, increased $435,000 or 39% and $1,331,000 or 43%, respectively, as compared to the same periods in 1999 primarily as a result of higher service sales in the U.S. and the Far East.

         Cost of product sales as a percentage of product sales decreased to 40% in the third quarter of 2000 from 46% in the third quarter of 1999 and decreased to 40% in the nine months ended September 30, 2000 from 47% for the same period in 1999 primarily because of higher sales volume in 2000 resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue decreased to 96% in the third quarter of 2000 from 107% in the third quarter of 1999 and decreased to 102% in the nine months ended September 30, 2000 from 107% for the same period in 1999 primarily as a result of higher service sales in the U.S. and the Far East.

         Research and development expenses for the three month and nine month periods ended September 30, 2000 increased $1,339,000 or 122% and $3,348,000 or 104% respectively, compared to the same periods in 1999 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

         Selling expenses for the three month and nine month periods ended September 30, 2000 increased by $1,025,000 or 67% and $3,195,000 or 78%
respectively, compared to the same periods in 1999 primarily because of increased headcount, commission expenses and other expenses associated with higher sales levels.

         General and administrative expenses for the three month and nine month periods ended September 30, 2000 increased $253,000 or 35% and $893,000 or 43% respectively, compared to the same periods in 1999 primarily as a result of higher spending associated with the increased level of operations.

         Total other income, net for the three month and nine month periods ended September 30, 2000 increased $800,000 or 370% and $2,461,000 or 625%
respectively, from the comparable periods in 1999 due primarily to higher interest income resulting from higher average short-term investments generated from the net proceeds received from the public offering of common stock in March 2000.

         As a result of the above, Nanometrics' income from operations was $5,607,000 and net income was $4,040,000 for the third quarter of 2000 compared to income from operations of $1,321,000 and net income of $900,000 for the same period in 1999. For the first nine months of 2000, Nanometrics' income from operations was $13,204,000 and net income was $9,797,000 which compared to income from operations of $1,315,000 and net income of $1,003,000 for the same period in 1999.

Liquidity and Capital Resources

         At September 30, 2000, Nanometrics had working capital of $99,603,000 compared to $36,021,000 at December 31, 1999. The current ratio at September 30, 2000 was 10.6 to 1. We believe working capital including cash and short-term investments of $73,953,000 will be sufficient to meet our needs at least through the next twelve months. Operating activities for the first nine months of 2000 provided cash of $5,212,000 primarily from net income offset to some extent by higher accounts receivable, while the net purchases of short-term investments used $44,845,000, capital expenditures used $23,734,000 primarily for the purchase of a building, debt repayment used $347,000 and issuance of common stock provided $74,143,000 which resulted primarily from a public offering of Common Stock in March 2000.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at September 30, 2000 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at September 30, 2000. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At September 30, 2000, our total debt obligation was $2,937,000 with a long-term portion of $1,815,000. A hypothetical 10% change in interest rates at September 30, 2000 would not have a material impact on our results of operations.

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

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
----------------------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
----------------------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
----------------------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  November  14, 2000