Form 10-K
period 2000-12-31
NANOMETRICS INC
filed 2001-03-30
CIK 704532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 0-13470

                            NANOMETRICS INCORPORATED
             (Exact name of Registrant as specified in its charter)

          California                                             94-2276314
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         1550 Buckeye Drive
         Milpitas, California                                      95035
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (408) 435-9600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on February 28, 2001, as reported by Nasdaq, was approximately $104,973,223. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2001, 11,616,840 shares of the registrant's Common Stock were outstanding.

                            NANOMETRICS INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business......................................................    I-1
Item 2.  Properties....................................................    I-13
Item 3.  Legal Proceedings.............................................    I-13
Item 4.  Submission of Matters to a Vote of Security Holders...........    I-14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters..........................................    II-1
Item 6.  Selected Consolidated Financial Data..........................    II-1
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results Of Operations....................................    II-4
Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    II-15
Item 8.  Consolidated Financial Statements and Supplementary Data......    II-16
Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.....................................    II-36

                                    PART III

Item 10. Directors and Executive Officers of the Registrant............    III-1
Item 11. Executive Compensation........................................    III-1
Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................    III-1
Item 13. Certain Relationships and Related Transactions................    III-1

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K..........................................    IV-1

                                     PART I

Item 1. Business

This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future results of operations. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward- looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. When we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements.

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

We offer a complete line of systems to address the thin film metrology requirements of our customers. Each of our systems are equipped with computerized mapping capability for measurement, visualization and control of film uniformity. Our metrology systems can be categorized as follows:

     * stand-alone, fully automated systems for measurements of thin films in high-volume manufacturing operations;

     * integrated systems for integration into semiconductor processing equipment that provide virtually immediate measurements and feedback to improve process control and increase throughput; and

     * tabletop systems used to manually or semiautomatically measure thin films in engineering and low-volume production environments.

In addition, we provide systems that are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. The accurate alignment of successive film layers, relative to each other, across the wafer is critical for device performance and favorable production yields.

We have been a pioneer in the field of thin film measurement and have been instrumental in the development of many innovations for over two decades. We have been selling metrology systems since 1977 and have an extensive installed base with industry leading customers worldwide, including Applied Materials, Hyundai, IBM, Intel, TSMC and Hitachi.

Industry Background

Growth

The increasing demand for Internet access, personal computers, telecommunications, and new consumer electronic products and services have fueled growth of the semiconductor, data storage and flat panel display industries. In addition, integrated circuits and related components have increased in performance and lowered in price, contributing to the growth. Significant growth has occurred over the past ten years, however, these industries are cyclical in nature and are characterized by short periods of over and under supply. During an over supply cycle, capital expenditures for manufacturing and monitoring systems decline. These expenditures increase during an under supply cycle. Consumer desire for high performance electronics, drives technology advancement in semiconductor design and manufacturing and, in turn, promotes the purchasing of capital equipment featuring the latest advances in technology. The two significant factors affecting demand for the Company's measurement systems are: (i) new construction or refurbishment of manufacturing facilities, which, in turn, depends on the current and anticipated market demand for semiconductors, disk drives, flat panel displays, and products that use such components, and (ii) the increasing complexity of the manufacturing process as a result of the demand for higher performance semiconductors, magnetic recording heads and flat panel displays.

Semiconductor Manufacturing Process

                                    [GRAPHIC]

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

The four primary wafer film processing steps are:

     *    deposition;

     *    chemical mechanical planarization, known in our industry as CMP;

     *    photolithography; and

     *    etch.

Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The four most common methods of deposition are chemical vapor deposition (CVD), physical vapor deposition (PVD), diffusion and oxidation. The control of uniformity and thickness during deposition of these films is critical to the performance of the semiconductor circuit.

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

Flat Panel Display and Magnetic Recording Head Manufacturing Processes

Flat panel displays and magnetic recording heads are manufactured in clean rooms using thin film processes that are similar to those used in semiconductor manufacturing. Most flat panel displays are constructed on large glass substrates that range in size up to 1,100 millimeters. Multiple magnetic recording heads are manufactured on substrates that are typically made of an aluminum oxide-titanium carbide alloy, two to three millimeters thick and approximately 150 millimeters across.

Increased Use of Thin Film Metrology Systems

Changing trends in the semiconductor, flat panel display and magnetic recording head manufacturing industries are increasing the need for thin film metrology systems. These trends include the following:

     * Growing Use of Chemical Mechanical Planarization. Manufacturers are adopting CMP to flatten, or planarize, thin films to obtain the ultra-flat surfaces required for advanced photolithography. In addition, the introduction of new interconnect techniques has increased the need for CMP. Accordingly, semiconductor manufacturers are seeking metrology systems that can help control the CMP process by measuring the thin film layer to determine precisely when the appropriate thickness has been achieved.

     * Adoption of New Types of Thin Films. Manufacturers are adopting new processes and technologies that increase the importance and utilization of thin film metrology systems. To achieve greater semiconductor device speed, manufacturers are utilizing copper and new insulating materials that require enhanced metrology solutions for the manufacturing process.

     * Increasing Complexity of Semiconductors. Semiconductors are becoming more complex as they operate at faster speeds with smaller feature sizes, employ larger dies that contain more transistors and utilize increasing numbers of manufacturing process steps. The value of process wafers and the cost of rework is significantly higher for these complex semiconductors and therefore, manufacturers are seeking to use metrology systems to increase production yields and limit the amount of rework.

     * Need for Rapid Ramp of Production Efficiencies. Competitive forces on semiconductor device manufacturers, such as price cutting and shorter product life cycles, place pressure on the manufacturers to rapidly achieve production efficiency. Semiconductor device manufacturers are using metrology systems throughout the fab to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

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

Nanometrics Solution

We are a leader in the design, manufacture, marketing and support of thin film metrology systems for the semiconductor, flat panel display and magnetic recording head industries. We offer a complete line of systems to address the thin film metrology requirements of our customers. Our metrology systems can be categorized as follows:

     * Stand-alone, fully automated systems used for measurements of thin films in high-volume manufacturing operations. We offer a broad line of fully automated thin film thickness measurement systems. These systems remove the dependence on human operators by incorporating reliable wafer handling robots and are designed to meet the speed, measurement, performance and reliability requirements that are essential for today's semiconductor, flat panel display and magnetic recording head manufacturing facilities. We believe we offer the only fully automated thin film thickness measurement systems that synergistically combine spectroscopic ellipsometry, spectroscopic reflectometry and Fourier transform infrared reflectometry, known in the industry as FTIR. Each of these measurement systems are non-contact and use non-destructive techniques to analyze and measure films. Our fully automated metrology product line also includes systems that are used to measure the overlay registration accuracy of successive layers of semiconductor patterns on wafers in the photolithography process.

     * Integrated systems used to measure in-process wafers automatically and quickly without having to leave the enclosed wafer processing system. In 1998, we introduced our high-speed integrated metrology system. Our integrated metrology systems are compact and monitor a multitude of small test points on the wafer using sophisticated pattern recognition. Our integrated systems can be attached to film deposition, CMP, CVD, etch and other process tools to provide rapid monitoring of films on each wafer immediately before or after processing. Integrated systems can offer customers significantly increased operating efficiency and equipment utilization, lower manufacturing costs and higher throughput.. We are currently shipping integrated systems to Applied Materials for installation on their CMP and CVD tools.

     * Tabletop systems used to manually or semiautomatically measure thin films in engineering and low-volume production environments. We pioneered and believe we are the leading supplier of tabletop thin film thickness measurement systems, which are mainly used in low-volume production environments and failure analysis and engineering labs. Our tabletop models have unique capabilities and several available configurations, depending on wafer handling, range of films to be measured, uniformity mapping and other customer needs.

Each of our thin film thickness measurement systems are equipped with computerized readout capability for measurement, visualization and control of film uniformity. In addition, we have developed new automated systems and tabletop products for emerging technologies using larger substrates such as 300 millimeter wafers and larger flat panel displays. We believe that we are the first company to ship fully automated thin film thickness measurement systems for 300 millimeter wafers. We have also introduced new technology for the precise thin film measurements that are dictated by sub 0.18 micron design rules and have developed products with mini-environments that meet the latest standards for clean, particle-free manufacturing.

Strategy

Our strategy is to offer and support, on a worldwide basis, technologically advanced metrology systems that meet the changing manufacturing requirements of the semiconductor, flat panel display and magnetic recording head industries as well as other industries that use metrology systems. Key elements of our strategy include:

Continuing to Offer Advanced Integrated Metrology Systems. We were one of the first suppliers to offer products that integrate process metrology systems into wafer processing equipment. We intend to continue our efforts to develop the integrated metrology market to achieve and maintain competitive advantages. In September 1998, we entered into an OEM agreement to supply metrology systems for Applied Materials' Mirra Mesa(TM) CMP system. In addition, in July 1999, we introduced a metrology system that is incorporated into Applied Materials' Producer QA(TM) CVD system. We continue to sell these products and we are pursuing other OEM arrangements and will continue to investigate other integrated metrology technologies.

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

Leveraging Existing Customer and Industry Relationships. We expect to continue to strengthen our existing customer relationships and foster working partnerships by providing technologically superior systems and high levels of customer support. Our strong industry relationships have allowed close customer collaboration that facilitates our ability to introduce new products and applications that meet customer needs. We believe that our large customer base will continue to be an important source of new product development ideas. Our large customer base also provides us with the opportunity for increased sales of additional metrology systems to our customers without the extensive effort that might otherwise be required.

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

Products

We have been a pioneer in the field of thin film metrology and have been instrumental in the development of many innovations over the past 25 years. Our thin film thickness measurement systems use microscope-based, non-contact spectroscopic reflectometry. Some of our systems provide complementary spectroscopic ellipsometry to measure the thickness and optical characteristics of films on a variety of substrates. In addition, we offer an optional FTIR feature on some of our products to measure epi-silicon thickness and determine other film parameters. We also manufacture a line of optical overlay registration systems that are used to determine the alignment accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Our products can be divided into three groups: automated systems, integrated systems and tabletop systems.

                                                                                      Technology
                                                                 -----------------------------------------------------------
                                                                                                   Fourier
                                                    Maximum                                       Transform        Advanced
                                                   Substrate     Spectroscopic   Spectroscopic     Infrared      Dimensional
System           Market                            Size (mm)     Reflectometry   Ellipsometry   Reflectometry     Metrology
------           ------                            ---------     -------------   ------------   -------------     ----------
Automated
8000X            Semiconductor, Magnetic Head         200              X               X              X
8300X            Semiconductor                        300              X               X              X
9100             Semiconductor, Magnetic Head         200              X               X              X
9200             Semiconductor                        200              X
9300             Semiconductor                        300              X               X              X
5500/6500        Flat Panel Display               960 by 1100          X
7000/7200        Semiconductor                        200                                                             X

Integrated
9000i            Semiconductor                        200              X
9000b            Semiconductor                        300              X

Tabletop
3000             Semiconductor, Magnetic Head         200              X
6100             Semiconductor                        200              X

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

NanoSpec 8000X

The NanoSpec 8000X stand-alone, automated thin film measurement system is capable of handling wafers ranging in size from 75 to 200 millimeters in diameter. The 8000X is the basic system configuration, while the 8000XSE includes a fully integrated spectroscopic ellipsometer for ultrathin and multiple film stack measurement applications. In addition, an FTIR option can be added to measure the thickness of epi-silicon. Other 8000X options include a standard mechanical interface with mini-environment enclosures for use in ultra-clean manufacturing facilities. The 8000X can also be configured to handle the substrates that are used in the magnetic recording head industry.

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

NanoSpec 9100

The NanoSpec 9100 stand-alone, automated thin film measurement system is capable of handling wafers ranging in size from 75 to 200 millimeters in diameter. The 9100 can be configured with a deep ultraviolet (DUV) to near infrared (NIR) spectroscopic ellipsometer for ultrathin, multiple film stack and DUV lithography measurement applications. In addition, an FTIR option can be added to measure the thickness of epi-silicon. Other 9100 options include a standard mechanical interface with mini-environment enclosures for use in ultra-clean manufacturing facilities. The system also features a

Windows NT software platform that conforms to the newly establish SEMI user interface standard. The 9100 can also be configured to handle the substrates that are used in the magnetic recording head industry. We developed the 9100 using technologies from the integrated film thickness systems allowing easy transfer of measurement recipes between the integrated and stand-alone film metrology systems.

NanoSpec 9200

The NanoSpec 9200 stand-alone, automated thin film measurement system is capable of handling wafers of 150 and 200 millimeters in diameter. We developed this system using technologies from the NanoSpec 9000 integrated film thickness system to be compact and to provide high wafer throughput.

NanoSpec 9300

The NanoSpec 9300 stand-alone, automated thin film measurement system is capable of handling both 200 and 300 millimeter diameter wafers. The 9300 can be configured with a DUV to NIR spectroscopic ellipsometer for ultrathin, multiple film stack and DUV lithography measurement applications. In addition, an FTIR option can be added to measure the thickness of epi-silicon. This system can also include a mini-environment enclosure and wafer load ports compatible with industry standards. The 9300 conforms to the new industry standards for 300 millimeter wafer handling automation and features a Windows NT software platform that conforms to the newly establish SEMI user interface standard. We developed the 9300 using technologies from the integrated film thickness systems allowing easy transfer of measurement recipes between the integrated and stand-alone film metrology systems.

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

Integrated Systems

Our integrated metrology systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Our integrated systems are available for wafer sizes up to 300 millimeters and offer deep ultraviolet, commonly referred to as DUV, FTIR measurement technologies, in addition to spectroscopic reflectometry. Depending on features and technologies, our integrated metrology systems range in price from approximately $80,000 to $295,000.

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

NanoSpec 3000 and 6100

The NanoSpec tabletop systems provide a broad range of thin film measurement solutions at a lower entry price point. The NanoSpec 3000 is a basic, manual system while the 6100 models feature semiautomatic wafer handling or staging.

Customers

We sell our thin film metrology systems worldwide to many of the major semiconductor, flat panel display and magnetic recording head manufacturers and equipment suppliers, as well as producers of silicon wafers and photomasks. The majority of our systems are sold to customers located in the United States, Asia and Europe. One customer, IBM, represented 11.2% of our total net revenues in 1998. Two customers, Applied Materials and TSMC, represented 12.8% and 10.5% of our total net revenues in 1999, respectively. Three customers, Applied
Materials, Hyundai and TSMC, represented 20.5%, 11.8% and 10% of our total net revenues in 2000, respectively.

The following is a list of our top customers, based on revenues, during 2000:

       Applied Materials                          Intertrade Scientific
       Hyundai                                    Nortel
       TSMC                                       Samsung
       Innotech                                   Dongbu
       Lucent                                     RF Microdevices

Sales and Marketing

We believe that a direct sales and support capability is essential for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide direct sales support from our corporate office in California. In addition, we have a direct sales presence in Oregon and Texas in the United States as well as South Korea, Taiwan and Japan. We use selected sales representatives and distributors in other countries in Asia, Europe and the Middle East. We intend to continue to develop our distribution network by expanding our existing offices and opening new offices and forming additional distribution relationships. We believe that growing our international distribution network will enhance our competitive position. We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of metrology systems in general and the features and advantages of our products in particular. We believe that our sales and application engineers are skilled in working with customers to solve complex measurement and process problems.

Sales to customers in foreign countries constituted approximately 60.9% and 60.6% of total net revenues for 1999 and 2000, respectively. Direct exports of our metrology systems to foreign customers and shipments to our subsidiaries require general export licenses. See note 12 of the notes to consolidated financial statements for information regarding total net revenues and long-lived assets of our foreign operations.

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

Spectroscopic Ellipsometry. Like reflectometry, ellipsometry is a non- contact and non-destructive technique used to analyze and measure films. An ellipsometer analyzes the change in a polarized beam of light after reflection from a film's surface and interface. Our systems are spectroscopic providing ellipsometric data at many different wavelengths. Spectroscopic ellipsometry provides a wealth of information about a film, yielding very accurate and reliable measurements. In general, ellipsometers are used for thin films and complex film stacks, whereas reflectometers are used for thicker films and stacks.

FTIR Reflectometry. FTIR is another non-contact analytical technique used to collect information about a film. FTIR operates in the infrared region of the electromagnetic spectrum, which is invisible to the human eye. Our proprietary, compact FTIR design collects a wide spectrum of infrared radiation reflected from the film and then separates this radiation into wavelength data using mathematical algorithms, referred to as Fourier transforms. The infrared spectrum is useful for determining epi-silicon film thickness. In addition, FTIR can be used to measure very thick films.

Combined Film Analysis. By combining all three film analysis techniques (reflectometry, ellipsometry and FTIR) onto one platform, our film metrology systems offer a comprehensive analysis for film metrology applications. Competitive systems generally measure only thickness and optical characteristics of a film. Our systems measure thickness, optical characteristics and the concentration of dopants. Beyond the performance advantage, our combined systems require less cleanroom space and provide lower cost of ownership.

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

Customer Service and Support

We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long- term relationships with our customers. We provide support to our customers with telephonic technical support access, direct training programs and operating manuals and other technical support information. We use our demonstration equipment for training programs in addition to sales and marketing. We provide warranty and post-warranty service from our corporate office in California. We also have service operations based in Arizona, Massachusetts, Oregon, Pennsylvania, Idaho and Texas. Local service and spare parts are provided in the United Kingdom by our sales office in Scotland and in the rest of Europe by distributors and sales representatives. In Asia, service is provided by direct offices in Japan, Korea, Taiwan and by a new service office that we opened in Singapore in 2000. Our distributors and representatives provide service in other countries in Asia.

We provide a one-year warranty on parts and labor for products sold domestically and in foreign markets. Service revenue, including sales of replacement parts, represented approximately 11.7% and 8.7% of total net revenues in 1999 and 2000, respectively.

Backlog

As of December 31, 2000, our backlog was approximately $27.2 million, which includes approximately $7.8 million related to changes in accounting principle (SAB 101) (See Note 1 to Consolidated Financial Statements). As of December 31, 1999 our backlog was approximately $13.4 million. Backlog includes orders for products that we expect to ship within 12 months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be canceled or rescheduled. Since only a portion of our revenues for any fiscal quarter represent systems in backlog, we do not believe that backlog is a meaningful or accurate indication of our future revenues and performance.

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

Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We are relying increasingly on outside vendors to manufacture many components and subassemblies. We have entered into an agreement with J.A. Woollam Company for the purchase of the spectroscopic ellipsometer components. Additionally, we use Kensington Laboratories as our primary source of robotics components.

Research and Development

Our research and development is directed towards enhancing existing products and developing and introducing new products to maintain technological leadership and to meet current and evolving customer needs. Our process, engineering, marketing, operations and management personnel have developed close collaborative relationships with many of our customers' counterparts and have used these relationships to identify market demands and target our research and development to meet those demands. We are working to develop potential applications of new and emerging technologies, including improved metrology methods. We conduct research and development at our facilities in California, Korea and Japan. We have extensive proprietary technology and expertise in such areas as spectroscopic reflectometry using our patented absolute reflectivity, robust pattern recognition and complex measurement software algorithms. We also have extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. Expenditures for research and development during 1998, 1999 and 2000 were $4.2 million, $4.7 million and $9.2 million, and represented 12.7%, 12.8% and 13.3% of total net revenues, respectively.

Intellectual Property

Our success depends in large part on the technical innovation of our products. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology systems. We hold a number of United States patents with several pending patents. The United States patents, issued during the period 1984 to 2000, will expire from 2001 to 2019. While we attempt to protect our intellectual property rights through patents and non-disclosure agreements, we believe that our success will depend to a greater degree upon innovation, technological expertise and our ability to adapt our products to new technology. We may not be able to protect our technology, and competitors may be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States.

From time to time we receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe their proprietary rights. We typically refer such matters to our legal council.

Employees

At December 31, 2000, we employed approximately 252 persons worldwide, including 77 in research and development, 42 in manufacturing and manufacturing support, 109 in marketing, sales and field service and 24 in general administration and finance. None of these employees is represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical, managerial, financial and marketing personnel, who are in great demand in the industry. We consider our employee relations to be good.

Executive Officers of the Registrant

The following are our current executive officers and their ages as of December 31, 2000:

          Name            Age                   Position
          ----            ---                   --------
Vincent J. Coates.......   75    Chairman of the Board, Secretary
John D. Heaton..........   40    President, Chief Executive Officer and Director
Paul B. Nolan...........   45    Vice President and Chief Financial Officer
Roger Ingalls Jr........   39    Vice President and Director of Marketing

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

Mr. Nolan joined us in March 1989 and in March 1994 was elected Vice President and Chief Financial Officer. Mr. Nolan served as Financial Analyst at Harris Corporation prior to joining us.

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

ITEM 2. PROPERTIES

Our principal manufacturing and administrative facility is located in Milpitas, California in a 133,000 square foot building owned by the Company. We purchased the Milpitas facility in July 2000 and moved into the facility in November 2000. We also have sales and service offices in Texas, Korea and Taiwan. Rent expense for our facilities was approximately $1,190,000 for 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

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

                                                      High            Low
                                                      ----            ---
1999
    First Quarter ......................            $  9.88         $  5.38
    Second Quarter .....................            $  9.63         $  5.50
    Third Quarter ......................            $ 10.75         $  6.50
    Fourth Quarter .....................            $ 24.38         $  8.88

2000
    First Quarter ......................            $ 52.13         $ 18.13
    Second Quarter .....................            $ 49.75         $ 19.75
    Third Quarter ......................            $ 63.88         $ 28.88
    Fourth Quarter .....................            $ 54.50         $ 10.63

On February 28, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $15.50 per share. As of December 31, 2000, there were approximately 120 shareholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

In March 2000, we received net proceeds of approximately $72.4 million in cash from a secondary offering. A portion of the proceeds from this secondary offering were used to finance the purchase and improvement of our new facility in Milpitas and the remainder was invested in U. S. government backed securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000, have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and have been audited by Deloitte & Touche LLP, independent auditors. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1996 and 1997, and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                   Years Ended December 31,
                                                   --------------------------------------------------------
                                                     1996        1997        1998        1999        2000*
                                                   --------    --------    --------    --------    --------
                                                            (In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
  Product sales ................................   $ 24,603    $ 32,767    $ 29,718    $ 32,162    $ 63,468
  Service ......................................      5,733       3,890       3,546       4,246       6,023
                                                   --------    --------    --------    --------    --------
     Total net revenues ........................     30,336      36,657      33,264      36,408      69,491
                                                   --------    --------    --------    --------    --------
Costs and expenses:
  Cost of product sales ........................     10,109      12,092      13,002      14,606      25,082
  Cost of service ..............................      4,088       3,632       3,669       4,560       6,022
  Research and development .....................      2,754       2,986       4,206       4,658       9,238
  Acquired in-process research and development           --          --       1,421          --          --
  Selling ......................................      4,696       6,050       5,728       5,871      10,313
  General and administrative ...................      2,476       2,765       2,828       2,973       4,258
                                                   --------    --------    --------    --------    --------
     Total costs and expenses ..................     24,123      27,525      30,854      32,668      54,913
                                                   --------    --------    --------    --------    --------
Income from operations .........................      6,213       9,132       2,410       3,740      14,578
                                                   --------    --------    --------    --------    --------
Other income (expense):
  Interest income ..............................        390         535         572         662       4,129
  Interest expense .............................        (92)       (110)       (108)       (180)        (76)
  Other, net ...................................        146        (175)         64          94        (150)
                                                   --------    --------    --------    --------    --------
     Total other income, net ...................        444         250         528         576       3,903
                                                   --------    --------    --------    --------    --------
Income before income taxes .....................      6,657       9,382       2,938       4,316      18,481
Provision for income taxes .....................      2,664       3,625       1,108       1,682       5,942
                                                   --------    --------    --------    --------    --------
Income before cumulative effect of change in
   accounting principle ........................   $  3,993    $  5,757    $  1,830    $  2,634    $ 12,539

Cumulative effect of change in revenue
   recognition principle (SAB 101) .............         --          --          --          --      (1,364)
                                                   --------    --------    --------    --------    --------
Net Income .....................................   $  3,993    $  5,757    $  1,830    $  2,634    $ 11,175
                                                   ========    ========    ========    ========    ========
Basic net income (loss) per share:
  Income before cumulative effect of
   change in accounting principle ..............   $   0.50    $   0.69    $   0.21    $   0.30    $   1.14
  Cumulative effect of change in revenue
  recognition principle (SAB 101) ..............         --          --          --          --       (0.12)
                                                   --------    --------    --------    --------    --------
  Net income ...................................   $   0.50    $   0.69    $   0.21    $   0.30    $   1.02
                                                   ========    ========    ========    ========    ========
Diluted net income (loss) per share:
  Income before cumulative effect of
   change in accounting principle ..............   $   0.47    $   0.65    $   0.20    $   0.28    $   1.06
  Cumulative effect of change in revenue
  recognition principle (SAB 101) ..............         --          --          --          --       (0.12)
                                                   --------    --------    --------    --------    --------
  Net income ...................................   $   0.47    $   0.65    $   0.20    $   0.28    $   0.94
                                                   ========    ========    ========    ========    ========
Shares used in per share computation:
  Basic ........................................      8,047       8,325       8,635       8,829      10,986
                                                   ========    ========    ========    ========    ========
  Diluted ......................................      8,524       8,820       9,041       9,393      11,845
                                                   ========    ========    ========    ========    ========

----------
* Refer to discussions on SAB 101 in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                        December 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
                                                                       (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments   $  8,382   $ 13,251   $ 11,431   $ 18,140   $ 69,788
Working capital .................................     22,613     28,653     30,621     36,021     92,420
Total assets ....................................     29,964     36,243     39,305     46,410    144,796
Debt obligations, less current portion ..........      3,296      2,568      2,496      2,288      4,236
Total shareholders' equity ......................     22,060     28,528     32,010     38,155    127,009

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

Overview

We are a leader in the design, manufacture, marketing and support of thin film metrology systems for the semiconductor, flat panel display and magnetic recording head industries. We have made several strategic changes in our business over the past two years that have positioned us to further participate in these markets. These changes include:

     * becoming an original equipment manufacturer, or OEM, of metrology systems that are integrated into various types of semiconductor processing equipment;

     * the development of new products that can be used for 300 millimeter wafers and chemical mechanical planarization;

     * an increased emphasis on product development, manufacturing and direct sales in Japan and Korea;

     * a shift to direct sales from third-party representatives in Asia and the United States;

     * a decision to outsource certain system components such as robotics, enabling us to leverage our technical resources;

     *    the acquisition of an overlay  registration  product line from Optical
          Specialties,   Inc.  in  March  1998  (see   "Acquisition"   for  more
          information on the product line acquisition); and

     * the acquisition of inspection and metrology technology from Phase Metrics in December 1999.

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

We derive our revenues from product sales and services, which include sales of accessories and service to the installed base of products. For the year ended December 31, 2000, we derived 91.3% of our total net revenues from product sales and 8.7% of our total net revenues from services. Revenues from product sales and replacement and spare parts are generally recognized at the time of shipment. Revenues from service work are recognized when performed. In certain geographical regions where risk of loss and title do not transfer upon shipment, payments received are recorded as deferred revenue and recognized upon customer acceptance. See note 1 of the notes to consolidated financial statements for more information on our revenue recognition policy.

Results of Operations

The following table presents our consolidated statements of operations data as a percentage of total net revenues for the years ended December 31, 1998, 1999 and 2000:

                                                        Years Ended December 31,
                                                        -----------------------
                                                         1998     1999     2000
                                                        -----    -----    -----
Net revenues:
    Product sales ...................................    89.3%    88.3%    91.3%
    Service .........................................    10.7     11.7      8.7
                                                        -----    -----    -----
       Total net revenues ...........................   100.0    100.0    100.0
                                                        -----    -----    -----

Cost and expenses:
    Cost of product sales ...........................    39.1     40.1     36.1
    Cost of service .................................    11.0     12.5      8.7
    Research and development ........................    12.7     12.8     13.3
    Acquired in-process research and development ....     4.3       --       --
    Selling .........................................    17.2     16.1     14.8
    General and administrative ......................     8.5      8.2      6.1
                                                        -----    -----    -----
       Total cost and expenses ......................    92.8     89.7     79.0
                                                        -----    -----    -----

Income from operations ..............................     7.2     10.3     21.0
                                                        -----    -----    -----
Other income (expense):
    Interest income .................................     1.7      1.8      5.9
    Interest expense ................................    (0.3)    (0.5)    (0.1)
    Other, net ......................................     0.2      0.3     (0.2)
                                                        -----    -----    -----
       Total other income, net ......................     1.6      1.6      5.6
                                                        -----    -----    -----

Income before income taxes ..........................     8.8     11.9     26.6
Provision for income taxes ..........................     3.3      4.7      8.6
                                                        -----    -----    -----
Income before cumulative effect of change
  in accounting principle ...........................     5.5      7.2     18.0

Cumulative effect of change in revenue
  recognition principle (SAB 101) ...................      --       --     (2.0)
                                                        -----    -----    -----

Net income ..........................................     5.5%     7.2%    16.0%
                                                        =====    =====    =====

Years ended December 31, 1998, 1999 and 2000

Total net revenues. Total net revenues increased 90.9% from $36.4 million in 1999 to $69.5 million in 2000. Product sales increased 97.3% from $32.2 million in 1999 to $63.5 million in 2000. The increase in product sales resulted from stronger demand for our products, especially in the U.S. and Asia. The change in accounting principle (SAB 101) had the impact of lowering both the product sales and the total net revenues by approximately $5.0 million in 2000. Service revenue increased 41.8% from $4.2 million in 1999 to $6.0 million in 2000. The increase in service revenue is primarily attributable to higher sales of parts and services in the U.S. and Asia in 2000 due in part to the continued growth in the semiconductor market. Total net revenues increased 9.5% from $33.3 million in 1998 to $36.4 million in 1999. Product sales increased 8.2% from $29.7 million in 1998 to $32.2 million in 1999. The increase in product sales resulted from stronger demand for and increased shipments of our products, especially in the U.S. and Asia. Service revenue increased 19.7% from $3.5 million in 1998 to $4.2 million in 1999. The increase in service revenue is primarily attributable to higher sales of parts, services and accessories in Asia and the U.S. in 1999 due in part to the recovery in the semiconductor market. International revenues, which includes sales by our foreign subsidiaries, constituted approximately 61.8%, 60.9% and 60.6% of total net revenues for 1998, 1999 and 2000, respectively.

Cost of product sales. Cost of product sales as a percentage of product sales decreased from 45.4% in 1999 to 39.5% in 2000 primarily because of higher sales volumes in 2000 resulting in lower per unit manufacturing costs. The change in accounting principle (SAB 101) had the impact of lowering the cost of product sales as a percentage of product sales from approximately 40.4% in 2000. Cost of product sales as a percentage of product sales increased from 43.8% in 1998 to 45.4% in 1999 primarily as a result of lower volume purchasing resulting in fewer purchasing discounts for materials early in 1999.

Cost of service. Cost of service as a percentage of service revenue decreased from 107.4% in 1999 to 100.0% in 2000 primarily as a result of higher service sales in the U.S and Asia. Cost of service as a percentage of service revenue increased from 103.5% in 1998 to 107.4% in 1999 primarily as a result of increased fixed service costs to support our growing installed based of systems at customer locations in 1999.

Research and development. Research and development expenses increased 98.3% from $4.7 million in 1999 to $9.2 million in 2000 as a result of additional headcount and higher materials expenses in 2000. Research and development expenses increased 10.7% from $4.2 million in 1998 to $4.7 million in 1999 as a result of additional headcount and a purchase of technology from Phase Metrics in the fourth quarter of 1999. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain our competitive position. During 2000, research and development expenses represented 13.3% of total net revenues, compared to 12.8% in 1999 and 12.7% in 1998.

Acquired in-process research and development. In the first quarter of 1998, we paid approximately $3.2 million for the assets and technology related to the Metra product line from Optical Specialties. Of this purchase price, $1.4 million related to the value of in-process research and development that had no alternative future use and was charged to expense during the year ended December 31, 1998. See "Acquisition" for further discussion.

Selling. Selling expenses increased 75.7% from $5.9 million in 1999 to $10.3 million in 2000 primarily because of higher sales and related expenses including headcount and commissions in 2000. Selling expenses increased 2.5% from $5.7 million in 1998 to $5.9 million in 1999 primarily because of higher sales in 1999. In 2000 selling expenses represented 14.8% of total net revenues, compared to 16.1% in 1999 and 17.2% in 1998.

General and administrative. General and administrative expenses increased 43.2% from $3.0 million in 1999 to $4.3 million in 2000 as a result of higher spending associated with the increase in total net revenues. General and administrative expenses increased 5.1% from $2.8 million in 1998 to $3.0 million in 1999 as a result of higher spending associated with the increase in total net revenues. During 2000, general and administrative expenses represented 6.1% of total net revenues, compared to 8.2% in 1999 and 8.5% in 1998.

Total other income, net. Total other income, net increased 577.6% from $576,000 in 1999 to $3.9 million in 2000 primarily due to higher interest income in 2000. Total other income, net increased 9.1% from $528,000 in 1998 to $576,000 in 1999 primarily due to higher interest income in 1999.

Provision for income taxes. Our effective income tax rate decreased from 39.0% in 1999 to 32.2% in 2000 primarily due to an R&D tax credit taken in 2000 and reversal of the valuation allowance related to our Japanese subsidiary. Our effective income tax rate increased from 37.7% in 1998 to 39.0% in 1999 primarily due to a valuation allowance established in 1999 against the net deferred tax assets of our Japanese subsidiary. The effective income tax rates in 2000, 1999 and 1998 exceed the U.S. statutory rate due primarily to state income taxes partially offset by the realization of foreign sales corporation benefit.

Cumulative effect of change in revenue recognition principle (SAB 101). The cumulative effect of $1.4 million is the net result of recording $2.5 million in net revenues, which were previously recorded in 1999, offset by $1.1 million in related costs and expenses.

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

Total purchase price--cash consideration ............................   $ 3,225
                                                                        =======

Purchase price allocation:
    Tangible assets .................................................   $ 1,923
    Intangible assets*:
       Core and developed technology ................................       419
       Goodwill .....................................................       196
    In-process research and development .............................     1,421
    Liabilities .....................................................      (734)
                                                                        -------

Total purchase price allocation .....................................   $ 3,225
                                                                        =======

----------
* Intangible assets are being amortized using the straight-line method over a five-year useful life.

The purchase price allocation and intangible valuation was based on our estimates of the after tax net cash flows and gave explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following:

     *    the   employment  of  a  fair  market  value   premise   excludes  any
          Nanometrics- specific considerations, which could result in estimates of investment value for the subject assets; and

     * comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, noncompete agreements, assembled workforce and customer relationships and sales channel.

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

Significant assumptions used to determine the value of in-process research and development included several factors, including the following:

     * forecast of net cash flows that were expected to result from the development effort using projections prepared by us; and

     * percentage complete of 77.0% for the Metra 7000 project estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product.

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

Liquidity and Capital Resources

At December 31, 2000, our cash, cash equivalents and short-term investments totaled $69.8 million as compared to $18.1 million at December 31, 1999.
Additionally, our working capital of $92.4 million at December 31, 2000 increased from $36.0 million at December 31, 1999. We believe our working capital, including cash, cash equivalents and short-term investments, will be sufficient to meet our needs at least through the next twelve months. We have begun construction of a new facility for our Korean subsidiary and have committed approximately $2,136,000 in relation to this construction, of which $1,484,000 has been paid as of December 31, 2000. We have also begun construction on a new facility for our Japanese subsidiary and have committed approximately $3,437,000 in purchase commitments relating to this construction.

Operating activities during 2000 provided cash of $9.5 million primarily from net income and increased accounts payable and other current liabilities offset partially by higher accounts receivable and inventory levels. Investing activities used $73.4 million due to net purchases of short-term investments of $38.1 million and $35.3 million in capital expenditures used for the purchase and improvement of our building in Milpitas, California. Financing activities provided cash of $77.5 million primarily from a public offering of common stock in March 2000, the issuance of debt obligations and the sale of shares under the employee stock purchase and option plans offset by the net repayment of debt obligations.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for us beginning in the first quarter of fiscal year 2001. We have assessed the implications of adopting SFAS No. 133, and adoption of this statement will not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin was required by the fourth fiscal quarter of 2000 and the effects are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. We implemented SAB No. 101 during the fourth quarter of fiscal 2000, which resulted in a cumulative effect of change in revenue recognition principle in the amount of $1.4 million. The impact of SAB No. 101 on our revenues and costs are described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks Related to Our Business

Cyclicality in the semiconductor, flat panel display and magnetic recording head industries has led to substantial decreases in demand for our systems and may from time to time continue to do so

Our operating results have varied significantly due to the cyclical nature of the semiconductor, flat panel display and magnetic recording head industries.
The majority of our business depends upon the capital expenditures of semiconductor device and capital equipment manufacturers. These manufacturers' capital expenditures, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns have often resulted in substantial decreases in the demand for capital equipment, including metrology systems. We have found that the resulting decrease in capital expenditures has typically been more pronounced than the downturn in semiconductor device industry revenues. We expect the cyclical nature of the semiconductor industry, and therefore, our business, to continue. Currently, the semiconductor industry is suffering a downturn. Should the downturn continue, our business and results of operations could suffer.

We are highly dependent on international sales and operations, which exposes us to foreign political and economic risks

Sales to customers in foreign countries accounted for approximately 60.9% and 60.6% of our total net revenues in 1999 and 2000, respectively. We maintain facilities in Japan and Korea. We anticipate that international sales will continue to account for a significant portion of our revenues.

Our reliance on international sales and operations exposes us to foreign political and economic risks, including:

     *    political, social and economic instability;

     *    trade restrictions and changes in tariffs;

     *    import and export license requirements and restrictions;

     *    difficulties in staffing and managing international operations;

     *    disruptions in international transport or delivery;

     *    fluctuations in currency exchange rates;

     *    difficulties in collecting receivables; and

     *    potentially adverse tax consequences.

If any of these risks materialize, our international sales could decrease and our foreign operations could suffer.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

Our sales to customers in Asian markets represented approximately 53.7% and 55.0% of our total net revenues in 1999 and 2000, respectively. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced general economic weaknesses over the last several years. These weaknesses began to adversely affect our sales to semiconductor manufacturers located in these regions in the third and fourth quarters of 1998 and continued through the first half of 1999. Although we have received increased orders in 2000 from customers in the Asia Pacific region, any further instability in the Asian markets could harm our sales in future periods.

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or if they delayed or cancelled a large order

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues would significantly decline. In 2000, sales to Applied Materials, Hyundai and TSMC accounted for 20.5%, 11.8% and 10.0% of our total net revenues, respectively. In 1999, sales to Applied Materials and TSMC represented 12.8% and 10.5% of our total net revenues, respectively. There are only a limited number of large companies  operating  in the  semiconductor,  flat panel  display  and  magnetic recording head industries. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor, flat panel display and magnetic recording head manufacturers and suppliers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

     *    changes in customer demand for our systems;

     * economic conditions in the semiconductor, flat panel display and magnetic recording head industries;

     *    the timing, cancellation or delay of customer orders and shipments;

     *    market acceptance of our products and our customers' products;

     * competitive pressures on product prices and changes in pricing by our customers or suppliers;

     * the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;

     *    the timing of acquisitions of businesses, products or technologies;

     * the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels; and

     * fluctuations in foreign currency exchange rates, particularly the Japanese yen.

Due to the foregoing factors and other factors described in this "Factors That May Affect Future Operating Results" section, we believe that period-to- period comparisons of our operating results are not necessarily meaningful, and you should not view these operating results as indicators of our future performance. If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our common stock would likely decline.

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

     *    we may be unable to obtain an adequate supply of required components;

     * we have reduced control over pricing and the timely delivery of components and subassemblies; and

     * our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

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

     *    the   efforts   of  our  sales   force  and  our   independent   sales
          representatives and distributors;

     *    the complexity of the customer's metrology needs;

     *    the  internal   technical   capabilities  and  sophistication  of  the
          customer;

     *    the customer's budgetary constraints; and

     * the quality and sophistication of the customer's current processing equipment.

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

Relatively small fluctuations in our system costs may cause our operating results to vary significantly each quarter

During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems range in price from approximately $200,000 to $700,000 per system, our integrated metrology systems range in price from approximately $80,000 to $295,000 per system and our tabletop metrology systems range in price from approximately $50,000 to $200,000 per system. Accordingly, a small change in the number of systems we sell will cause significant changes in our operating results.

We depend on orders that are received and shipped in the same quarter and therefore our results of operations may be subject to significant variability from quarter to quarter.

Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog. Our backlog at the beginning of each quarter does not include all systems sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for systems to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility of future product shipments, and our results of operations may be subject to significant variability from quarter to quarter.

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

Our intellectual property may infringe or be infringed upon by third parties despite our efforts to protect it, which would threaten our future success and competitive position

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. If we fail to adequately protect our intellectual property, it will be easier for our competitors to sell competing products. We own or have licensed a number of patents relating to our metrology systems, and have filed applications for additional patents. Any of our pending patent applications may be rejected, and we may not in the future be able to develop additional proprietary technology that is patentable. In addition, the patents we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Third parties may also design around these patents.

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

We manufacture all of our systems at a limited number of facilities, and any prolonged disruption in the operations of those facilities could reduce our revenues

We produce all of our systems in our manufacturing facilities located in Milpitas, California and through our subsidiaries in Japan and Korea. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. Our Milpitas facility is currently subject to electrical blackouts as a consequence of a shortage of available electrical power in California. In the event these blackouts continue or increase in severity, they could disrupt the operations of our facility. If we cannot deliver our systems in a timely manner, due to a business interruption, our revenues will likely suffer.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

In 1999 and 2000, 60.9% and 60.6%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Taiwan, Korea and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at December 31, 1999 and 2000 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at December 31, 1999 and 2000. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At December 31, 1999 and 2000, our total debt obligation was $2.9 million and $5.2 million with a long-term portion of $2.3 million and $4.2 million, respectively. A hypothetical 10% change in interest rates at December 31, 2000 would not have a material impact on our results of operation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report............................................   II-17
Consolidated Balance Sheets.............................................   II-18
Consolidated Statements of Income.......................................   II-19
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income..................................................   II-20
Consolidated Statements of Cash Flows...................................   II-21
Notes to Consolidated Financial Statements..............................   II-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Nanometrics Incorporated

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nanometrics Incorporated and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Jose, California
February 15, 2001

                            NANOMETRICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    December 31,
                                                                                ---------------------
                                          ASSETS                                  1999        2000
                                                                                ---------   ---------
Current assets:
  Cash and cash equivalents .................................................   $   3,442   $  16,934
  Short-term investments ....................................................      14,698      52,854
  Accounts receivable, net of allowances of $425 and $418 in 1999 and 2000,
    respectively ............................................................      11,435      14,319
  Inventories ...............................................................       9,460      15,753
  Deferred income taxes .....................................................       1,722       2,760
  Prepaid expenses and other ................................................       1,196       3,351
                                                                                ---------   ---------
          Total current assets ..............................................      41,953     105,971

Property, plant and equipment, net ..........................................       2,998      37,223

Deferred income taxes .......................................................         135         227

Other assets ................................................................       1,324       1,375
                                                                                ---------   ---------
Total assets ................................................................   $  46,410   $ 144,796
                                                                                =========   =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................   $   2,412   $   4,625
  Accrued payroll and related expenses ......................................         751       1,610
  Deferred revenue ..........................................................         384       3,015
  Other current liabilities .................................................       1,337       3,049
  Income taxes payable ......................................................         464         331
  Current portion of debt obligations .......................................         584         921
                                                                                ---------   ---------
           Total current liabilities ........................................       5,932      13,551

Deferred rent ...............................................................          35          --

Debt obligations ............................................................       2,288       4,236
                                                                                ---------   ---------
           Total liabilities ................................................       8,255      17,787
                                                                                ---------   ---------
Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, no par value; 25,000,000 shares authorized;
    9,163,998 and 11,607,839 outstanding  in 1999 and 2000, respectively ....      17,277      95,929
  Retained earnings .........................................................      20,608      31,783
  Accumulated other comprehensive income (loss) .............................         270        (703)
                                                                                ---------   ---------
           Total shareholders' equity .......................................      38,155     127,009
                                                                                ---------   ---------
Total liabilities and shareholders' equity ..................................   $  46,410   $ 144,796
                                                                                =========   =========

                 See notes to consolidated financial statements.

                             NANOMETRICS INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)

                                                                                    Years Ended December 31,
                                                                                --------------------------------
                                                                                  1998        1999        2000
                                                                                --------    --------    --------
Net revenues:
  Product sales ..........................................................      $ 29,718    $ 32,162    $ 63,468
  Service ................................................................         3,546       4,246       6,023
                                                                                --------    --------    --------
          Total net revenues .............................................        33,264      36,408      69,491
                                                                                --------    --------    --------
Costs and expenses:
  Cost of product sales ..................................................        13,002      14,606      25,082
  Cost of service ........................................................         3,669       4,560       6,022
  Research and development ...............................................         4,206       4,658       9,238
  Acquired in-process research and development ...........................         1,421          --          --
  Selling ................................................................         5,728       5,871      10,313
  General and administrative .............................................         2,828       2,973       4,258
                                                                                --------    --------    --------
         Total costs and expenses ........................................        30,854      32,668      54,913
                                                                                --------    --------    --------
Income from operations ...................................................         2,410       3,740      14,578
                                                                                --------    --------    --------
Other income (expense):
  Interest income ........................................................           572         662       4,129
  Interest expense .......................................................          (108)       (180)        (76)
  Other, net .............................................................            64          94        (150)
                                                                                --------    --------    --------
          Total other income, net ........................................           528         576       3,903
                                                                                --------    --------    --------
Income before income taxes ...............................................         2,938       4,316      18,481

Provision for income taxes ...............................................         1,108       1,682       5,942
                                                                                --------    --------    --------
Income before cumulative effect of change in accounting principle ........         1,830       2,634      12,539

Cumulative effect of change in revenue recognition principle (SAB 101) ...            --          --      (1,364)
                                                                                --------    --------    --------
Net income ...............................................................      $  1,830    $  2,634    $ 11,175
                                                                                ========    ========    ========
Basic net income (loss) per share:
  Income before cumulative effect of change in accounting principle ......      $   0.21    $   0.30    $   1.14
  Cumulative effect of change in revenue recognition principle (SAB 101) .            --          --       (0.12)
                                                                                --------    --------    --------
  Net income .............................................................      $   0.21    $   0.30    $   1.02
                                                                                ========    ========    ========
Diluted net income (loss) per share:
  Income before cumulative effect of change in accounting principle ......      $   0.20    $   0.28    $   1.06
  Cumulative effect of change in revenue recognition principle (SAB 101) .            --          --       (0.12)
                                                                                --------    --------    --------
  Net income .............................................................      $   0.20    $   0.28    $   0.94
                                                                                ========    ========    ========
Shares used in per share computation:
  Basic ..................................................................         8,635       8,829      10,986
                                                                                ========    ========    ========
  Diluted ................................................................         9,041       9,393      11,845
                                                                                ========    ========    ========

                 See notes to consolidated financial statements.

                                                      NANOMETRICS INCORPORATED

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                (In thousands, except share amounts)



                                                                                            Accumulated
                                                          Common Stock                         Other         Total        Compre-
                                                     -----------------------    Retained   Comprehensive  Shareholders'   hensive
                                                       Shares       Amount      Earnings   Income (Loss)     Equity       Income
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balances, January 1, 1998 ........................    8,521,484   $   13,151   $   16,144    $     (767)   $   28,528

Comprehensive income:
  Net income .....................................           --           --        1,830            --         1,830    $    1,830
  Other comprehensive income, net of tax - foreign
    currency translation adjustments .............           --           --           --           633           633           633
                                                                                                                         ----------
           Comprehensive income ..................           --           --           --            --            --    $    2,463
                                                                                                                         ==========
Issuance of common stock under employee stock
  purchase plan ..................................       18,006          124           --            --           124
Issuance of common stock under stock option plan .      151,153          576           --            --           576
Tax benefit of employee stock transactions .......           --          319           --            --           319
                                                     ----------   ----------   ----------    ----------    ----------

Balances, December 31, 1998 ......................    8,690,643       14,170       17,974          (134)       32,010

Comprehensive income:
  Net income .....................................           --           --        2,634            --         2,634    $    2,634
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments .....           --           --           --           422           422           422
    Unrealized loss on investments ...............           --           --           --           (18)          (18)          (18)
                                                                                                                         ----------
           Comprehensive income ..................           --           --           --            --            --    $    3,038
                                                                                                                         ==========
Issuance of common stock under employee stock
  purchase plan ..................................       28,937          148           --            --           148
Issuance of common stock under stock option plan .      444,418        1,936           --            --         1,936
Tax benefit of employee stock transactions .......           --        1,023           --            --         1,023
                                                     ----------   ----------   ----------    ----------    ----------
Balances, December 31, 1999 ......................    9,163,998       17,277       20,608           270        38,155

Comprehensive income:
  Net income .....................................           --           --       11,175            --        11,175    $   11,175
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments .....           --           --           --          (981)         (981)         (981)
    Unrealized gain on investments ...............           --           --           --             8             8             8
                                                                                                                         ----------
           Comprehensive income ..................           --           --           --            --            --    $   10,202
                                                                                                                         ==========
Proceeds from common stock issuances, net of $700
  of issuance costs ..............................    2,012,500       72,367           --            --        72,367
Issuance of common stock under employee stock
  purchase plan ..................................       16,507          261           --            --           261
Issuance of common stock under stock option plan .      414,834        2,158           --            --         2,158
Tax benefit of employee stock transactions .......           --        3,866           --            --         3,866
                                                     ----------   ----------   ----------    ----------    ----------

Balances, December 31, 2000 ......................   11,607,839   $   95,929   $   31,783    $     (703)   $  127,009
                                                     ==========   ==========   ==========    ==========    ==========

                 See notes to consolidated financial statements.

                          NANOMETRICS INCORPORATED

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                               December 31,
                                                                   -----------------------------------
                                                                     1998         1999         2000
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
  Net income ...................................................   $   1,830    $   2,634    $  11,175
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization ..............................         298          359          727
    Deferred rent ..............................................          26           (8)         (35)
    Acquired in-process research and development ...............       1,421           --           --
    Loss on sale of property ...................................          --           --           54
    Deferred income taxes ......................................        (573)         174       (1,130)
    Changes in assets and liabilities, net of effects of product line acquisition:
      Accounts receivable ......................................       2,805       (2,496)      (3,372)
      Inventories ..............................................      (2,751)       2,449       (6,913)
      Prepaid income taxes .....................................      (1,325)       1,325         (221)
      Prepaid expenses and other ...............................          93         (178)      (2,078)
      Accounts payable, accrueds and other current liabilities .      (1,420)       1,022        4,675
      Deferred revenue .........................................          65          319        3,544
      Income taxes payable .....................................         416        1,462        3,115
                                                                   ---------    ---------    ---------
           Net cash provided by operating activities ...........         885        7,062        9,541
                                                                   ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of short-term investments ..........................     (17,790)     (22,575)    (114,046)
  Sales/maturities of short-term investments ...................      17,472       17,760       75,898
  Purchases of property, plant and equipment ...................        (167)        (511)     (35,284)
  Other assets .................................................         (50)        (536)          (2)
  Product line acquisition .....................................      (3,225)          --           --
                                                                   ---------    ---------    ---------
           Net cash used in investing activities ...............      (3,760)      (5,862)     (73,434)
                                                                   ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from common stock issuance ......................          --           --       72,367
  Proceeds from issuance of debt obligations ...................         761           90        3,187
  Repayments of debt obligations ...............................        (660)      (1,358)        (457)
  Sale of shares under employee stock purchase and
    stock option plans .........................................         700        2,084        2,419
                                                                   ---------    ---------    ---------
           Net cash provided by financing activities ...........         801          816       77,516
                                                                   ---------    ---------    ---------
Effect of exchange rate changes on cash ........................         (64)         (92)        (131)
                                                                   ---------    ---------    ---------
Net change in cash and cash equivalents ........................      (2,138)       1,924       13,492

Cash and cash equivalents, beginning of year ...................       3,656        1,518        3,442
                                                                   ---------    ---------    ---------
Cash and cash equivalents, end of year .........................   $   1,518    $   3,442    $  16,934
                                                                   =========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for interest .......................................   $      92    $      72    $      78
                                                                   =========    =========    =========
  Cash paid for income taxes ...................................   $   2,558    $      82    $   3,497
                                                                   =========    =========    =========

                 See notes to consolidated financial statements.

                            NANOMETRICS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1999 and 2000


1.   Significant Accounting Policies

     Description of Business - Nanometrics Incorporated and its wholly-owned subsidiaries sell, design, manufacture, market and support thin film and overlay dimension metrology systems for customers in the semiconductor, flat panel display and magnetic recording head industries. These metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits, flat panel displays and magnetic recording heads. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process.

     Basis of Presentation - The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Year - The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, fiscal years 1998, 1999 and 2000 all consisted of 52 weeks and ended on January 2, 1999, January 1,
     2000 and December 30, 2000, respectively. For convenience in the accompanying consolidated financial statements, the year end is denoted as December 31.

     Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

     Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive income
     (loss). Gains and losses on sales of investments are determined on a specific identification basis.

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


     Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed using straight line and accelerated methods over the following estimated useful lives of the assets:

          Building and improvements.........................  15 - 40 years
          Machinery and equipment...........................   3 -  7 years
          Furniture and fixtures............................   5 - 15 years

     Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term.

     Goodwill  and  Intangible  Assets  - The  Company  amortizes  goodwill  and
     acquired   intangible   assets   (included  in  other   assets)  using  the
     straight-line method over an estimated useful life of five years.

     Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

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

     Comprehensive Income - Accumulated other comprehensive income (loss) consists of the following (in thousands):

                                                             December 31,
                                                           ----------------
                                                           1999       2000
                                                           -----      -----
     Accumulated unrealized gains on available-for-sale
       securities, net .................................   $  20      $  28
     Accumulated translation adjustments, net ..........     250       (731)
                                                           -----      -----
     Accumulated other comprehensive income (loss) .....   $ 270      $(703)
                                                           =====      =====

     Revenue Recognition - Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For product sales, this generally occurs at the time of shipment, and for revenues from service work, this generally occurs when the work is performed. Revenues from service contracts are recognized ratably over the period under contract. The Company sells the majority of its product with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. In certain geographical regions where risk of loss and title transfers upon customer acceptance, payments received are recorded as deferred revenue and recognized as revenue upon customer acceptance.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB 101 clarified delivery criteria, which affected the Company's revenue recognition policy. The Company applied the provisions of SAB 101 in the quarter ended December 31, 2000, retroactive as of the beginning of the fiscal year. Accordingly, the accompanying consolidated statement of income for the year ended December 31, 2000, is reflected in accordance with SAB 101. Had the Company applied the provisions of SAB 101 at the beginning of 1998, unaudited pro forma results of operations for 1998 and 1999 would have been as follows (in thousands, except per share amounts):

                                                          1998       1999
                                                         ------     ------
     Net income as reported ..........................   $1,830     $2,634
     Pro forma adjustment for the change in
       accounting principle applied retroactively ....     (628)      (509)
                                                         ------     ------
     Pro forma net income ............................   $1,202     $2,125
                                                         ======     ======

     Basic net income per share as reported ..........   $ 0.21     $ 0.30
     Pro forma effect of change per share ............    (0.07)     (0.06)
                                                         ------     ------
     Pro forma basic net income per share ............   $ 0.14     $ 0.24
                                                         ======     ======

     Diluted net income per share as reported ........   $ 0.20     $ 0.28
     Pro forma effect of change per share ............    (0.07)     (0.05)
                                                         ------     ------
     Pro forma diluted net income per share ..........   $ 0.13     $ 0.23
                                                         ======     ======

     The impact of adoption of SAB 101 in fiscal 2000 resulted in $7.8 million of revenue being deferred to future periods. In addition, the impact of adoption of SAB 101 resulted in a cumulative effect of $1.4 million resulting from the recognition of certain historic 1999 revenues in 2000.

     The Company's net income for the year ended December 31, 2000, under its revenue recognition policies prior to the adoption of SAB 101, would have been approximately $13.6 million, and basic and diluted earnings per share would have been $1.24 and $1.15, respectively.

     Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

     Foreign Currency - The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income (expense) and consist of a loss of $13,000 for 1998, a gain of $91,000 for 1999 and a loss of $30,000 for 2000.

     Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing net income by the number of weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan.

     Reclassifications - Certain reclassifications have been made to the prior years' financial statement presentations to conform to the current year presentation. Such reclassifications had no impact on consolidated net income or retained earnings.

     Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company is required to adopt SFAS No. 133 effective January 1, 2001. Management has completed its evaluation of the effects of adopting SFAS No. 133 and does not expect the adoption to have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

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

     The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors;
     fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and the Company's ability to attract and retain employees necessary to support its growth.

     The Company's customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of the Company's revenues. In 2000, aggregate revenue from the Company's top ten largest customers consisted of 58% of the Company's total net revenues.

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

2.   Product Line Acquisition

     On March 30, 1998,  the Company  purchased from Optical  Specialties,  Inc.
     (OSI) a metrology system product line and related assets used to measure the critical dimensions and overlay registration errors observed in submicron photolithography. Under the agreement, the Company paid $3,225,000 in cash for the assets and in-process research and development. The total purchase price and allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

     Total purchase price - cash consideration .................    $3,225
                                                                    ======
     Purchase price allocation:
       Tangible assets .........................................    $1,923
       Intangible assets:
         Core and developed technology .........................       419
         Goodwill ..............................................       196
       In-process research and development .....................     1,421
       Liabilities .............................................      (734)
                                                                    ------
     Total purchase price allocation ...........................    $3,225
                                                                    ======

     Net intangible assets as of December 31, 1999 and 2000 of $400,000 and $277,000, respectively (net of accumulated amortization of $215,000 and $338,000, respectively), are recorded within other assets in the accompanying consolidated balance sheet and are being amortized using the straight-line method over a five-year useful life.

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

     Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by the Company's management;
     (ii) percentage complete of 77% for the Metra 7000 project estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the in acquisition functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and
     OSI, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or "investment value" related to the acquisition.

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

     In the first  quarter  of 1998,  the  Company  also  hired  certain  former employees of OSI and incurred $350,000 in related nonrecurring hiring expenses. Such expenses are classified in the accompanying 1998 consolidated statement of income according to the employees' functions.

3.   Inventories

     Inventories consist of the following (in thousands):

                                                           December 31,
                                                      ---------------------
                                                       1999          2000
                                                      -------       -------
     Raw materials and subassemblies ..........       $ 3,775       $ 8,126
     Work in process ..........................         1,092         1,434
     Finished goods ...........................         4,593         6,193
                                                      -------       -------
     Total inventories ........................       $ 9,460       $15,753
                                                      =======       =======

4.   Property, Plant and Equipment

     Property, plant and equipment consists of the following (in thousands):

                                                          December 31,
                                                      --------------------
                                                        1999        2000
                                                      --------    --------
     Land .........................................   $  1,054    $ 16,462
     Building and improvements ....................      3,183      17,700
     Machinery and equipment ......................      1,462       1,712
     Furniture and fixtures .......................        446         849
     Construction in progress .....................         --       3,397
     Leasehold improvements .......................        466          12
                                                      --------    --------
                                                         6,611      40,132
     Accumulated depreciation and amortization ....     (3,613)     (2,909)
                                                      --------    --------
     Total property, plant and equipment, net .....   $  2,998    $ 37,223
                                                      ========    ========

5.   Other Current Liabilities

     Other current liabilities consist of the following (in thousands):

                                                           December 31,
                                                        ------       ------
                                                         1999         2000
                                                        ------       ------
     Commissions payable ........................       $  247       $1,249
     Accrued warranty ...........................          482          809
     Other ......................................          608          991
                                                        ------       ------
     Total other current liabilities ............       $1,337       $3,049
                                                        ======       ======

6.   Debt Obligations

     Debt obligations consist of the following (in thousands):

                                                          December 31,
                                                      --------------------
                                                       1999         2000
                                                      -------      -------
     1995 working capital bank loan .............     $ 2,154      $ 1,575
     1996 working capital bank loan .............         620          470
     2000 working capital bank loan .............          --        2,625
     Other debt obligations .....................          98          487
                                                      -------      -------
     Total ......................................       2,872        5,157
     Current portion of debt obligations ........        (584)        (921)
                                                      -------      -------
     Debt obligations ...........................     $ 2,288      $ 4,236
                                                      =======      =======

     The 1995 working capital bank loan was obtained by the Company's Japanese subsidiary. The loan is collateralized by receivables of the Japanese subsidiary and is guaranteed by the parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Y)180,000,000 at December 31, 2000) and bears interest at 3.3% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2005.

     The 1996 working capital bank loan was obtained by the Company's Japanese subsidiary and is collateralized by land and building. The loan is denominated in Japanese yen ((Y)53,600,000 at December 31, 2000) and bears interest at 3.4% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2006.

     The 2000 working capital bank loan was obtained by the Company's Japanese subsidiary and is collateralized by land and building. The loan is denominated in Japanese yen ((Y)300,000,000 at December 31, 2000) and bears interest at 2.1% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in November 2010.

     Other debt obligations represent short-term borrowings by the Company's Japanese subsidiary which are collateralized by the subsidiary's accounts receivable. The borrowings are denominated in Japanese yen ((Y)55,762,000 at December 31, 2000) and bear interest at 1.625% per annum. The outstanding borrowings and unpaid interest at December 31, 2000 were due and paid in January 2001.

     At December 31, 2000, future annual maturities of debt obligations are as follows (in thousands):

     2001 .......................................................    $  921
     2002 .......................................................       435
     2003 .......................................................       526
     2004 .......................................................       799
     2005 .......................................................       623
     Thereafter .................................................     1,853
                                                                     ------
     Total ......................................................    $5,157
                                                                     ======

7.   Commitments and Contingencies

     The Company leases manufacturing and administrative facilities and certain equipment under noncancellable operating leases. The Company's corporate headquarters facility lease was terminated in November 2000 when corporate headquarters moved into a newly purchased facility. Rent expense for 1998, 1999 and 2000 was approximately $693,000, $867,000 and $1,221,000, respectively. Future minimum lease payments under the Company's operating leases for each of the years ending December 31 are as follows (in thousands):

     2001 .......................................................    $  169
     2002 .......................................................        78
     2003 .......................................................        75
     2004 .......................................................        33
     2005 .......................................................        21
     Thereafter .................................................        14
                                                                     ------
     Total ......................................................    $  390
                                                                     ======

     In September 1998, the Company's Korean subsidiary entered into a lease agreement for manufacturing facilities. The lease payments are based on a percentage of net product sales, as defined. The lease is expected to be terminated in February 2001, in conjunction with the completion of the new facility.

     The Company has begun construction of new facilities for its Japanese and Korean subsidiaries. The Company has committed $3,437,000 and $2,136,000, respectively, in relation to this construction, of which a total of $1,484,000 has been paid as of December 31, 2000.

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

     Net Income per Share

     The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

                                                               Years Ended December 31,
                                                               ------   ------   ------
                                                                1998     1999     2000
                                                               ------   ------   ------
     Weighted average shares outstanding - shares used in
       basic net income per share computation ..............    8,635    8,829   10,986
     Dilutive effect of common stock equivalents,
       using the treasury stock method .....................      406      564      859
                                                               ------   ------   ------
     Shares used in diluted net income per share computation    9,041    9,393   11,845
                                                               ======   ======   ======

     During 1998, 1999 and 2000, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At December 31, 1998, 1999 and 2000, 248,000, 51,000 and 738,700, respectively, of the
     Company's outstanding common stock options with weighted average exercise prices of $7.88, $19.59 and $35.58, respectively, per share were excluded from the diluted net income per share computation.

     Stock Option Plans

     Under the 1991 Stock Option Plan (the 1991 Option Plan), as amended, the Company may grant options to acquire up to 3,000,000 shares of common stock to employees and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 50% of fair market value for nonstatutory stock options. These options generally expire five years from the date of grant and become exercisable as they vest, generally 33.3% upon each anniversary of the grant, as set forth in the stock option agreements. The 1991 Option Plan expires in July 2001.

     Under the 1991 Directors' Stock Option Plan (the 1991 Directors' Plan), nonemployee directors of the Company are automatically granted options to acquire 10,000 shares of common stock, at the fair market value at the date of grant, each year that such person remains a director of the Company. Options granted under the Directors' Plan become exercisable as they vest 33.3% upon each anniversary of the grant and expire five years from the date of grant. The total shares authorized under the 1991 Directors' Plan are 300,000. The 1991 Directors' Plan expires in July 2001.

     Under the 2000 Stock Option Plan (the 2000 Option Plan), the Company may grant options to acquire up to 1,250,000 shares of common stock to employees and consultants at prices not less than the fair market value at date of grant for incentive and nonstatutory stock options. These options generally expire ten years from the date of grant, or a shorter term as provided by the stock option agreement and become exercisable as they vest, generally 33.3% upon each anniversary of the grant, as set forth in the stock option agreements. The 2000 Option Plan is the successor to the 1991 Option Plan, and all options existing under the 1991 Option Plan will continue to be governed by existing terms until exercise, cancellation or expiration.

     Under the 2000 Directors' Stock Option Plan (the 2000 Directors' Plan), nonemployee directors of the Company are automatically granted options to acquire 10,000 shares of common stock, at the fair market value at the date of grant, each year that such person remains a director of the Company. Options granted under the Directors' Plan become exercisable as they vest 33.3% upon each anniversary of the grant and expire five years from the date of grant. The total shares authorized under the 2000 Directors' Plan are 250,000. The 2000 Directors' Plan is the successor plan to the 1991 Directors' Plan, and all options existing under the 1991 Directors' Plan will continue to be governed by existing terms until exercise, cancellation or expiration.

     Option activity under the plans is summarized as follows:

                                                                  Outstanding Options
                                                        -----------------------------------------
                                                                                      Weighted
                                                          Shares      Number of        Average
                                                        Available       Shares     Exercise Price
                                                        ----------    ----------   --------------
     Balances, January 1, 1998 (503,267 exercisable
        at a weighted average price of $4.32) .......    1,236,046     1,333,361       $ 6.37

     Exercised ......................................           --      (151,153)        3.81
     Granted (weighted average fair value of $1.88) .   (1,395,174)    1,395,174         6.14
     Canceled .......................................      986,949      (986,949)        8.24
                                                        ----------    ----------
     Balances, December 31, 1998 (745,171 exercisable
        at a weighted average price of $4.57) .......      827,821     1,590,433         5.25

     Exercised ......................................           --      (444,418)        4.36
     Granted (weighted average fair value of $6.67) .     (455,000)      455,000        12.06
     Canceled .......................................      106,351      (106,351)        6.65
                                                        ----------    ----------
     Balances, December 31, 1999 (665,688 exercisable
       at a weighted average price of $5.21) ........      479,172     1,494,664         7.49

     Additional shares added through 2000 Option Plan
       and 2000 Directors' Plan .....................    1,500,000            --           --
     Exercised ......................................           --      (414,834)        5.20
     Granted (weighted average fair value of $17.34)      (886,700)      886,700        31.23
     Canceled .......................................       99,506       (99,506)       17.74
                                                        ----------    ----------
     Balances, December 31, 2000 ....................    1,191,978     1,867,024       $18.73
                                                        ==========    ==========

     During the third quarter of fiscal 1998, the Company approved the cancellation and reissuance of outstanding options under the Company's stock option plans. Under the program, holders of outstanding options with exercise prices in excess of $5.13 per share were given the choice of retaining these options or of obtaining, in substitution, new options for the same number of shares. The new options were exercisable at a price of $5.13 per share, the fair market value of the common stock on the reissue date. The new options maintained the vesting schedule and expiration dates established by the canceled options.

     Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                 Options Outstanding                Options Exercisable
                        --------------------------------------     ---------------------
                                        Weighted
                                         Average       Weighted                  Weighted
                                        Remaining       Average                   Average
        Range of           Number      Contractual     Exercise      Number      Exercise
     Exercise Prices    Outstanding    Life (Years)      Price     Exercisable     Price
     ---------------    -----------    ------------      -----     -----------     -----
     $ 4.31 - $ 5.63        498,806         2.30        $  5.12       430,633      $ 5.11
       6.63 -   9.00        330,185         3.60           7.73       153,785        7.78
      12.86 -  17.63        254,333         6.44          14.98        50,278       15.95
      20.13    30.88        400,700         8.04          26.17            --          --
      34.69    47.63        383,000         5.47          40.65            --          --
                         ----------                                  --------
     $ 4.31 - $47.63      1,867,024         4.98        $ 18.73       634,696      $ 6.62
                         ==========                                  ========

     Employee Stock Purchase Plan

     Under the 1986 Employee Stock Purchase Plan (the Purchase Plan), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Shares issued under the plan were 18,006, 28,937 and 16,507 in 1998, 1999 and 2000 at weighted average prices of $6.87, $5.10 and $15.83, respectively. The weighted average per share fair values of the 1998, 1999 and 2000 awards were $2.42, $2.89 and $14.67, respectively. At December 31, 2000, 159,387 shares were reserved for future issuances under the Purchase Plan.

     Additional Stock Plan Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations.
     Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for employee stock arrangements.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards under the 1991 and 2000 Option Plans and the 1991 and 2000 Directors' Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, three years from the date of grant in 1998, 1999 and 2000; stock volatility, 80% in 1998, 1999 and 2000; risk free interest rate, 5.0% in 1998, 5.9% in 1999 and 6.4% in 2000; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized at a historical rate of 29% for 1998, 24% for 1999 and 26% for 2000. The Company's fair value calculations on stock-based awards under the Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months in 1998, 1999 and 2000; stock volatility, 80% in 1998, 1999 and 2000; risk free interest rate, 5.0% in 1998, 5.3% in 1999 and 6.1% in 2000; and no dividends during the expected term.

     If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                                  -------------------------
                                                   1998      1999     2000
                                                  ------    ------   ------
     Pro forma net income .....................   $  807    $1,729   $8,200

     Pro forma net income per share:
       Basic ..................................   $ 0.09    $ 0.20   $ 0.75
       Diluted ................................   $ 0.09    $ 0.18   $ 0.69

9.   Income Taxes

     Income (loss) before income taxes consists of the following (in thousands):

                                               Years Ended December 31,
                                           --------------------------------
                                            1998         1999        2000
                                           -------      -------     -------
     Domestic ........................     $ 3,471      $ 3,928     $16,476
     Foreign .........................        (533)         388       2,005
                                           -------      -------     -------
     Income before income taxes ......     $ 2,938      $ 4,316     $18,481
                                           =======      =======     =======

       The provision (benefit) for income taxes consists of the following
                                 (in thousands):

                                               Years Ended December 31,
                                           -------------------------------
                                            1998        1999        2000
                                           -------     -------     -------
     Current:
       Federal ........................    $   840     $ 1,127     $ 5,875
       State ..........................        148         186         807
       Foreign ........................         16         195         390
                                           -------     -------     -------
                                             1,004       1,508       7,072
                                           -------     -------     -------
     Deferred:
       Federal ........................        161          71        (536)
       State ..........................        166        (128)        (29)
       Foreign ........................       (223)        231        (565)
                                           -------     -------     -------
                                               104         174      (1,130)
                                           -------     -------     -------
     Provision for income taxes .......    $ 1,108     $ 1,682     $ 5,942
                                           =======     =======     =======

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                           December 31,
                                                        ------------------
                                                         1999       2000
                                                        -------    -------
     Deferred tax assets - current:
       Reserves and accruals not currently deductible   $ 1,307    $ 2,282
       Capitalized inventory costs ..................       161        350
       Net operating loss carryforwards .............       338         --
       Tax credit carryforwards .....................       147        128
                                                        -------    -------
     Total gross deferred tax assets - current ......     1,953      2,760
     Valuation allowance ............................      (231)        --
                                                        -------    -------
     Total net deferred tax assets - current ........   $ 1,722    $ 2,760
                                                        =======    =======
     Deferred tax assets - noncurrent:
       Depreciation .................................   $   (69)   $   (54)
       Goodwill and capitalized acquired technology .       391        320
       Translation adjustments ......................      (225)       (39)
       Other ........................................        38         --
                                                        -------    -------
     Total net deferred tax assets - noncurrent .....   $   135    $   227
                                                        =======    =======

     As of December 31, 2000, the Company had available for carryforward research and experimental tax credits for federal income tax purposes of $128,000. Federal research and experimentation carryforwards expire in 2020.

     The decrease of $231,000 in the valuation allowance during the year ended December 31, 2000 was the result of positive income and the usage of previously created net operating losses.

     Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes consist of the following (in thousands):

                                                                Years Ended December 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------    -------    -------
     Income taxes computed at 35% U.S. statutory rate .....   $ 1,028    $ 1,511    $ 6,468
     State income taxes ...................................       207         58        820
     Foreign tax provision (benefit) higher than U.S. rates       (74)        59       (312)
     Foreign sales corporation benefit ....................       (99)      (228)      (471)
     Change in valuation allowance ........................        --        231       (231)
     Utilization of tax credits ...........................        --         --       (385)
     Other, net ...........................................        46         51         53
                                                              -------    -------    -------
     Provision for income taxes ...........................   $ 1,108    $ 1,682    $ 5,942
                                                              =======    =======    =======

10.  Profit-Sharing, Retirement and Bonus Plans

     No contributions were made by the Company in 1998, 1999 and 2000 to the Company's discretionary profit-sharing and retirement plan. The Company paid $688,000, $92,000 and $1,217,000 in 1998, 1999 and 2000, respectively, under formal discretionary cash bonus plans which cover all eligible employees.

11.  Major Customers

     In 1998, sales to one customer accounted for 11.2% of total net revenues. In 1999, sales to two other customers accounted for 12.8% and 10.5% of total net revenues, respectively. In 2000, sales to two of the same customers and one other customer accounted for 20.5%, 11.8% and 10.0% of total revenues, respectively.

     At December 31, 1998, no single customer accounted for 10.0% or more of accounts receivable. The customer accounting for 12.8% of total net revenues in 1999 also accounted for 11.8% of accounts receivable at December 31, 1999. At December 31, 2000, the customer accounting for 10.0% of total net revenues also accounted for 12.4% of accounts receivable.

12.  Product, Segment and Geographic Information

     The Company's operating divisions consist of its geographically based entities in the United States, Japan, South Korea and Taiwan. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, the Company operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film and overlay dimension metrology systems. For the years ended December 31, 1998, 1999 and 2000, the Company recorded revenue from customers throughout the United States, Canada, Germany, the United Kingdom, Ireland, France, Italy, Sweden, Israel, Japan, South Korea, China, Singapore, Hong Kong, Taiwan, Indonesia and Malaysia. The following table summarizes total net revenues and long-lived assets attributed to significant countries (in thousands):

                                              Years Ended December 31,
                                          ---------------------------------
                                           1998         1999         2000
                                          -------      -------      -------
     Total net revenues:
       United States ...............      $12,698      $14,225      $27,391
       Japan .......................        9,167       11,594       13,028
       Korea .......................        2,596        2,991       13,532
       Taiwan ......................        3,404        4,967       11,652
       Germany .....................        4,784        2,340        1,491
       All other ...................          615          291        2,397
                                          -------      -------      -------
     Total net revenues* ...........      $33,264      $36,408      $69,491
                                          =======      =======      =======

                                                           December 31,
                                                       --------------------
                                                        1999         2000
                                                       -------      -------
     Long-lived assets:
       United States ...........................       $ 1,716      $32,599
       Japan ...................................         2,569        4,485
       Korea ...................................            81        1,696
       Taiwan ..................................            91           45
                                                       -------      -------
     Total long-lived assets ...................       $ 4,457      $38,825
                                                       =======      =======

     ----------
     * Net revenues are attributed to countries based on the deployment and service locations of systems.

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

                                              Years Ended December 31,
                                          ---------------------------------
                                           1998         1999         2000
                                          -------      -------      -------
     Automated systems .............      $21,694      $20,885      $38,441
     Integrated systems ............          120        3,953       13,680
     Tabletop systems ..............        7,904        7,324       11,347
                                          -------      -------      -------
     Total product sales ...........      $29,718      $32,162      $63,468
                                          =======      =======      =======

13.  Selected Quarterly Financial Results (Unaudited)

     As discussed in Note 1 to the consolidated financial statements, the Company adopted a change in accounting principle related to SAB No. 101, Revenue Recognition in Financial Statements, in the quarter ended December 31, 2000, retroactive to the beginning of fiscal year 2000. The retroactive application of this change resulted in a cumulative effect of $1,364,000 in the first quarter of 2000 as well as a change to the presentation of historical 2000 quarterly results of operations.

     The following tables set forth selected quarterly results of operations for the years ended December 31, 1999 and 2000 (in thousands, except per share amounts):

                                                          Quarters Ended
                                             ----------------------------------------
                                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                              1999       1999       1999       1999
                                             -------    -------    -------    -------
     Total net revenues ..................   $ 6,189    $ 7,523    $ 9,821    $12,875
     Gross profit ........................     2,533      3,522      4,669      6,518
     Income (loss) from operations .......      (401)       395      1,321      2,425
     Net income (loss) ...................      (201)       304        900      1,631
     Net income (loss) per share:
       Basic .............................   $ (0.02)   $  0.03    $  0.10    $  0.18
       Diluted ...........................   $ (0.02)   $  0.03    $  0.10    $  0.17

     Shares used in per share computation:
       Basic .............................     8,701      8,757      8,823      9,033
       Diluted ...........................     8,701      9,177      9,347      9,842

                                                          Quarters Ended
                                             ----------------------------------------
                                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                              2000       2000       2000       2000
                                             -------    -------    -------    -------
     Total net revenues                      $16,316    $16,690    $19,300    $17,185
     Gross profit                              8,487      9,185     11,377      9,338
     Income from operations                    3,383      3,409      5,412      2,374
     Net income                                  901      2,950      4,024      3,300
     Net income per share:
       Basic                                 $  0.09    $  0.26    $  0.35    $  0.29
       Diluted                               $  0.08    $  0.24    $  0.33    $  0.28

     Shares used in per share computation:
       Basic                                   9,693     11,295     11,393     11,563
       Diluted                                10,880     12,415     12,100     11,986

                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Compliance with Section 16(a)" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 2000, sets forth certain information which is incorporated by reference. Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Business-Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 2000, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 2000, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 2000, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

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

     II - Valuation and Qualifying Accounts.........................   IV-4

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

     (c)  Exhibits.

     The following exhibits are filed with this Annual Report on Form 10-K:

     Exhibit
     Number         Description
     ------         -----------
       3.1(1)       Restated and Amended Articles of Incorporation of Registrant
                    filed July 7, 1982
       3.2(1)       Certificate of Amendment of Articles of Incorporation  filed
                    January 31, 1983
       3.3(1)       Certificate of Amendment of Articles of Incorporation  filed
                    July 28, 1983
       3.4(1)       Certificate of Amendment of Certificate of  Determination of
                    Preferences  of Series B Common  Stock filed  September  13,
                    1983
       3.5(1)       Certificate of Amendment of Articles of Incorporation  filed
                    September 13, 1983
       3.6(2)       Certificate of Amendment of Articles of Incorporation  filed
                    December 3, 1984
       3.7(2)       Certificate  of  Correction of  Certificate  of Amendment of
                    Certificate  of  Determination  of  Preferences  of Series B
                    Common Stock filed March 19, 1985
       3.8(2)       Certificate of Amendment of Articles of Incorporation  filed
                    June 27, 1988
       3.9(2)       Bylaws
      3.10          Certificate  of Amendment of Amended and Restated  Bylaws of
                    Nanometrics Incorporated
       4.1(1)       Form of Common Stock Certificate
      10.1(2)       Form  of   Indemnification  of  Agreement  for  Directors  &
                    Officers
      10.2(4)       Employee Stock Purchase Plan, as amended through March 1998
      10.3(3)       1991 Stock Option Plan, as amended through May 15, 1997
      10.4          1991 Director Option Plan as amended April 1994

      10.5(5)       Amendment to and  Restatement of Redemption  Agreement dated
                    March 4, 1993 between Vincent J. Coates and Registrant
      10.6(2)       Consulting  Agreement dated as of September 15, 1997 between the Registrant and Kanegi Nagai, as amended
      10.7(2)       Reverse  Split Dollar  Insurance  Agreement  and  Collateral
                    Assignment  dated March 15, 1993 between the  Registrant and
                    Vincent J. Coates
      10.8(2)       Lease  Agreement  dated  February 25, 1992 between PM-DE and the  Registrant,  First Addendum to Lease dated February 22,
                    1992 and First Amendment to Lease dated April 24, 1997
      10.9(2)       Loan   Agreement   between   Japan   Development   Bank  and
                    Nanometrics Japan k.k.
     10.10(2)       Loan  Agreement  and  Guarantee  dated June 5, 1995  between
                    Mitsubishi Bank, Limited and Nanometrics Japan Ltd.
     10.11(4)       Nanometrics Incorporated 2000 Employee Stock Option Plan and
                    form of Stock Option Agreement
     10.12(4)       Nanometrics Incorporated 2000 Director Stock Option Plan and
                    form of Stock Option Agreement
        21(2)       Subsidiaries of Registrant
      23.1          Independent Auditors' Consent
      23.2          Independent Auditors' Report on Schedule
        24          Power of Attorney (see page IV-3)

     ----------
     (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.
     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (file number 000-13470) filed on April 1, 1998.
     (3) Incorporated by reference to Exhibit 4.1 filed with Registrant's Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.
     (4) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (file number 333-40866) filed on July 7, 2000.
     (5) Incorporated by reference to Exhibit 10.10 filed with Registrant's Annual Report on Form 10-K dated March 29, 1993.

     (d) Consolidated Financial Statements and Schedules.

     See Item 14(a) above.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001

                                  NANOMETRICS INCORPORATED


                                  By: /s/ Paul B. Nolan
                                      ------------------------------------------
                                      Paul B. Nolan
                                      Chief Financial Officer and Vice President


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

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant on the 30th day of March, 2001 in the capacities indicated.

         Signature                                  Title
         ---------                                  -----

/s/ John D. Heaton               President, Chief Executive Officer and Director
---------------------------      (Principal Executive Officer)
John D. Heaton


/s/ Paul B. Nolan                Chief Financial Officer and Vice President
---------------------------      (Principal Financial and Accounting Officer)
Paul B. Nolan


/s/ Vincent J. Coates            Chairman of the Board
---------------------------
Vincent J. Coates


/s/ Nathaniel Brenner            Director
---------------------------
Nathaniel Brenner


/s/ Norman V. Coates             Director
---------------------------
Norman V. Coates


/s/ William Oldham               Director
---------------------------
William Oldham


/s/ Edmond R. Ward               Director
---------------------------
Edmond R. Ward

                                   Schedule II

                            NANOMETRICS INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS

                         Allowance for Doubtful Accounts


                               Balance at   Charged to   Deductions-    Balance
                               beginning    costs and     write-offs    at end
        Year Ended             of period     expenses    of accounts   of period
        ----------             ---------     --------    -----------   ---------

December 31, 1998...........    $413,000      $7,000        $    0      $420,000
                                --------      ------        ------      --------
December 31, 1999...........    $420,000      $5,000        $    0      $425,000
                                --------      ------        ------      --------
December 31, 2000...........    $425,000      $    0        $7,000      $418,000
                                --------      ------        ------      --------