Form 10-Q
period 2001-03-31
NANOMETRICS INC
filed 2001-05-08
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934

For the quarterly period ended March 31, 2001 or
                               --------------

         Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


                            NANOMETRICS INCORPORATED
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                        94-2276314
----------------------------------------                  -------------------
   (State or other jurisdiction of                        (I. R. S. Employer
    incorporation or organization)                        Identification No.)


  1550 Buckeye Drive, Milpitas,  CA                               95035
----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600
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


At April 10, 2001 there were 11,630,986 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED


                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 2001 and  December  31, 2000 .......................    3

             Condensed Consolidated Statements of Income -
             Three  months  ended  March 31,  2001 and 2000 ...............    4

             Condensed Consolidated Statements of Cash Flows -
             Three  months  ended  March 31,  2001 and 2000 ...............    5

             Notes to  Condensed  Consolidated  Financial  Statements .....    6


    Item 2.  Management's Discussion and Analysis of
             Financial  Condition  and Results of  Operations .............    8

    Item 3.  Quantitative and Qualitative Disclosures
             about  Market  Risk ..........................................    9


Part II  Other Information

    Item 6.  Exhibits  and  Reports on Form 8-K ...........................   10


Signatures ................................................................   11


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                                              NANOMETRICS INCORPORATED
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Amounts in thousands except share amounts)

                                                                       March 31,               December 31,
                                                                         2001                      2000
                                                                      (Unaudited)
                                                                    ------------               -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $      7,957               $      16,934
   Short-term investments                                                 61,131                      52,854
   Accounts receivable, net of
      allowances of $415 and $425                                         12,462                      14,319
   Inventories                                                            16,315                      15,753
   Deferred income taxes                                                   2,405                       2,760
   Prepaid expenses and other                                              2,164                       3,351
                                                                     -----------                ------------
         Total current assets                                            102,434                     105,971
PROPERTY, PLANT AND EQUIPMENT, Net                                        39,561                      37,223
DEFERRED INCOME TAXES                                                        229                         227
OTHER ASSETS                                                               2,840                       1,375
                                                                    ------------               -------------
TOTAL                                                              $     145,064               $     144,796
                                                                    ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $       1,973               $       4,625
   Accrued payroll and related expenses                                    1,746                       1,610
   Deferred revenue                                                        5,255                       3,015
   Other current liabilities                                               2,957                       3,049
   Income taxes payable                                                      726                         331
   Current portion of debt obligations                                       393                         921
                                                                  --------------               -------------
         Total current liabilities                                        13,050                      13,551
DEBT OBLIGATIONS                                                           3,737                       4,236
                                                                  --------------               -------------
         Total liabilities                                                16,787                      17,787
                                                                  --------------               -------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 11,629,653 and 11,607,839 outstanding                    96,202                      95,929
   Retained earnings                                                      33,406                      31,783
   Accumulated other comprehensive loss                                  (1,331)                       (703)
                                                                  --------------               -------------
         Total shareholders' equity                                      128,277                     127,009
                                                                  --------------               -------------

TOTAL                                                             $      145,064               $     144,796
                                                                   =============                ============


See Notes to Condensed Consolidated Financial Statements


                                              NANOMETRICS INCORPORATED
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Amounts in thousands except per share amounts)
                                                     (Unaudited)

                                                                           Three Months Ended
                                                                                  March 31,
                                                                        2001                  2000
                                                                        ----                  ----
NET REVENUES:
   Product sales                                                  $       12,939        $      15,205
   Service                                                                 1,486                1,111
                                                                  --------------        -------------
   Total net revenues                                                     14,425               16,316
                                                                  --------------        -------------
COSTS AND EXPENSES:
   Cost of product sales                                                   5,291                6,434
   Cost of service                                                         1,466                1,395
   Research and development                                                2,595                1,745
   Selling                                                                 2,033                2,360
   General and administrative                                                939                  999
                                                                  --------------        -------------
   Total costs and expenses                                               12,324               12,933
                                                                  --------------        -------------
INCOME FROM OPERATIONS                                                     2,101                3,383
                                                                  --------------        -------------
OTHER INCOME (EXPENSE):
   Interest income                                                           993                  476
   Interest expense                                                          (22)                 (21)
   Other, net                                                               (409)                 (71)
                                                                  --------------        -------------
   Total other income, net                                                   562                  384
                                                                  --------------        -------------
INCOME BEFORE INCOME TAXES                                                 2,663                3,767

PROVISION FOR INCOME TAXES                                                 1,040                1,502
                                                                  --------------        -------------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRICIPLE                                             1,623                2,265

CUMULATIVE EFFECT OF CHANGE IN REVENUE
 RECOGNITION PRINCIPLE (SAB 101)                                               -              (1,364)
                                                                  --------------        -------------
NET INCOME                                                        $        1,623        $         901
                                                                  ==============        =============
BASIC NET INCOME  (LOSS) PER SHARE:
  Income before cumulative effect of change in
   accounting principle                                           $         0.14        $        0.23
  Cumulative effect of change in revenue recognition
   principle (SAB 101)                                                         -                (0.14)
                                                                  --------------        -------------
  Net income                                                      $         0.14        $        0.09
                                                                  ==============        =============
DILUTED NET INCOME  (LOSS) PER SHARE:
  Income before cumulative effect of change in
   accounting principle                                           $         0.14        $       0.21
  Cumulative effect of change in revenue recognition
   principle (SAB 101)                                                         -               (0.13)
                                                                  --------------        -------------
  Net income                                                      $         0.14        $        0.08
                                                                  ==============        =============
SHARES USED IN PER SHARE COMPUTATION:
  Basic                                                                   11,616                9,693
                                                                  ==============        =============
  Diluted                                                                 11,992               10,880
                                                                  ==============        =============

See Notes to Condensed Consolidated Financial Statements


                                                      NANOMETRICS INCORPORATED
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                          2001                2000
                                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                          $  1,623            $    901
    Reconciliation of net income to net
    cash provided by operating activities:
   Depreciation and amortization                                                                            240                 117
   Deferred rent                                                                                           --                    (7)
   Deferred income taxes                                                                                    326                  29
   Changes in assets and liabilities:
       Accounts receivable                                                                                1,487              (1,308)
       Inventories                                                                                       (1,277)             (2,141)
       Prepaid expenses and other                                                                           777                (900)
       Accounts payable accrued and other current liabilities                                              (444)              4,140
       Income taxes payable                                                                                 400               1,390
                                                                                                       --------            --------

Net cash provided by operating activities                                                                 3,132               2,221
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                                   (76,866)            (54,395)
   Sales/maturities of short-term investments                                                            68,589               2,865
   Purchases of property, plant and equipment                                                            (2,849)               (101)
   Other assets                                                                                            (627)               --
                                                                                                       --------            --------
Net cash used in investing activities                                                                   (11,753)            (51,631)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt obligations                                                                          (574)               (209)
   Issuance of common stock                                                                                  96              72,752
                                                                                                       --------            --------

Net cash provided by (used in) financing activities                                                        (478)             72,543
                                                                                                       --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                     122                  12
                                                                                                       --------            --------

NET CHANGE IN CASH AND EQUIVALENTS                                                                       (8,977)             23,145
CASH AND EQUIVALENTS, beginning of period                                                                16,934               3,442
                                                                                                       --------            --------

CASH AND EQUIVALENTS, end of period                                                                    $  7,957            $ 26,587
                                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                              $     32            $     17
                                                                                                       ========            ========
   Cash paid for income taxes                                                                          $    333            $   --
                                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
   Common stock issued as partial proceeds in a business combination                                   $    214            $   --
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

     While the quarterly consolidated financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.        Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                   March 31,        December 31,
                                                      2001             2000
                                                   ----------       ------------

    Raw materials and subassemblies                $  9,784         $    8,126
    Work in process                                   2,728              1,434
    Finished goods                                    3,803              6,193
                                                   --------         ----------
    Total inventories                              $ 16,315         $   15,753
                                                   ========         ==========


Note 3.        Shareholders' Equity

     Net Income Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                                              Three Months Ended
                                                                    March 31,
                                                                  2001     2000
                                                                -------   ------
    Weighted average common shares outstanding-shares
     used in basic net income per share computations             11,616    9,693
    Dilutive effect of common stock equivalents,
     using the treasury stock method                                376    1,187
                                                                -------   ------

    Shares used in diluted net income per share computation      11,992   10,880
                                                                =======   ======

     During the three months ended March 31, 2001 and 2000, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At March 31, 2001, 771,366 of such common stock options with a weighted average exercise price of $33.09 per share were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

Note 4.        Comprehensive Income

     Comprehensive income, which consisted of net income and changes in accumulated other comprehensive income, was $995,000 for the three months ended March 31, 2001 compared to $934,000 for the same period in 2000.


Note 5.        New Accounting Pronouncement

     The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. To the extent the Company were to enter into derivative activity, the purpose would be to hedge its exposure to foreign currency risks or interest rate risks. The Company intends to record changes in the fair value of derivative instruments as a charge through the income statement because it expects derivative activity to be infrequent. As noted, the Company is exposed to foreign currency and interest rate risks, however, the Company does not generally use derivative instruments to hedge its risk in those areas and, at this time, the Company is not party to any contracts and therefore, there was no impact from adopting SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Total net revenues for the first quarter of 2001 were $14,425,000, a decrease of $1,891,000 or 12% from the same quarter in 2000. Product sales of $12,939,000 decreased $2,266,000 or 15% for the first quarter of 2001 compared to the same period in 2000 as a result of weakening demand for semiconductor process control equipment, particularly in the U.S. and the Far East. Service revenue of $1,486,000 increased $375,000 or 34% in the first quarter of 2001 compared to the same period in 2000 primarily due to higher spare parts sales in the U.S.

     Cost of product sales as a percentage of product sales decreased slightly to 41% in the first quarter of 2001 from 42% in the first quarter of 2000. Cost of service as a percentage of service revenue decreased to 99% in the first quarter of 2001 from 126% in the first quarter of 2000 primarily as a result of higher service sales in the U.S.

     Research and development expenses for the first quarter of 2001 increased $850,000 or 49% compared to the same period in 2000 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

     Selling expenses for the first quarter of 2001 decreased by $327,000 or 14% compared to the same period in 2000 primarily because of decreased commission expenses and other expenses associated with lower sales levels.

     General and administrative expenses for the first quarter of 2001 decreased by $60,000 or 6% compared to the same period in 2000 primarily as a result of lower spending associated with the decreased level of operations.

     Total other income, net increased $178,000 or 46% during the first quarter of 2001 compared to the same period in 2000 due primarily to higher interest income.

     The cumulative effect of change in revenue recognition principle (SAB 101) of $1.4 million in the first quarter of 2000 is the net result of recording $2.5 million in net revenues, which were previously recorded in 1999, offset by $1.1 million in related costs and expenses.

     Nanometrics' income from operations was $2,101,000 and net income was $1,623,000 or $0.14 per diluted share in the first quarter of 2001 compared to income from operations of $3,383,000 and net income of $901,000 or $0.08 per diluted share in the first quarter of 2000.

Liquidity and Capital Resources

     At March 31, 2001, Nanometrics had working capital of $89,384,000 compared to $92,420,000 at December 31, 2000. The current ratio at March 31, 2001 was 7.8 to 1. We believe working capital, including cash, cash equivalents and short-term investments of $69,088,000 will be sufficient to meet our needs at least through the next twelve months. Operating activities for the first three months of 2001 provided cash of $3,132,000 primarily from net income and lower accounts receivable offset to some extent by higher inventory levels, while the sales/maturities of short-term investments net of purchases used $8,277,000, capital expenditures used $2,849,000 and debt repayment used $574,000.

Forward Looking Statements

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of variables, such as (i) customer demand for Nanometrics' products, which may be affected by several factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by Nanometrics, patterns of capital spending by customers, technological changes in the markets served by Nanometrics and its customers, and market acceptance of products of both
Nanometrics and its customers, (ii) the timing, cancellation or delay of customer orders and shipments, (iii) competition, including competitive pressures on product prices and changes in pricing by Nanometrics' customers or suppliers, (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen, (v) the proportion of sales Nanometrics makes directly to its customers versus sales through distributors and representatives, (vi) market acceptance of new and enhanced versions of Nanometrics' products, (vii) the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis, (viii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of Nanometrics' products, and (ix) the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the 2000 Annual Report on Form 10-K. Nanometrics undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at March 31, 2001 would not have had a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have had a material impact on their value at March 31, 2001. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At March 31, 2001, our total debt obligation was $4,130,000 with a long-term portion of $3,737,000. A hypothetical 10% change in interest rates at March 31, 2001 would not have had a material impact on our results of operations.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         None

B.       Reports on Form 8-K.

         None

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


/s/ John Heaton
------------------------------------
John Heaton
Chief Executive Officer


/s/ Paul B. Nolan
------------------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  May 8, 2001