Form 10-Q
period 2001-06-30
NANOMETRICS INC
filed 2001-08-06
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 X       Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
---      Exchange Act of 1934

For the quarterly period ended June 30, 2001
                               -------------

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number            0-13470
                       ---------------------------


                            NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                       94-2276314
  ----------------------------                       -------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                        Identification No.)


  1550 Buckeye Drive, Milpitas, CA                           95035
------------------------------------                 -------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600
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


At July 16, 2001 there were 11,683,480 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----

   Item 1.   Financial Statements

             Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000 .............................3

             Consolidated Statements of Income -
             Three months and six months ended
             June 30, 2001 and 2000 ..........................................4

             Consolidated Statements of Cash Flows -
             Six months ended June 30, 2001 and 2000 .........................6

             Notes to Consolidated Financial
             Statements ......................................................7


   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations ...................9


   Item 3.   Quantitative and Qualitative Disclosures
             about Market Risk ..............................................10


Part II.  Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders ............11

   Item 6.   Exhibits and Reports on Form 8-K ...............................11

Signatures ..................................................................12

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                                    NANOMETRICS INCORPORATED
                                  CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands except share amounts)


                                                                 June 30,           December 31,
ASSETS                                                             2001                 2000
                                                               (Unaudited)
                                                                ---------            ---------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  10,697            $  16,934
   Short-term investments                                          49,375               52,854
   Accounts receivable, net of
     allowances of $415 and $418                                   13,396               14,319
   Inventories                                                     18,710               15,753
   Deferred income taxes                                            3,894                2,760
   Prepaid expenses and other                                       1,800                3,351
                                                                ---------            ---------

          Total current assets                                     97,872              105,971

PROPERTY, PLANT AND EQUIPMENT, Net                                 43,400               37,223

DEFERRED INCOME TAXES                                                 222                  227

OTHER ASSETS                                                        4,586                1,375
                                                                ---------            ---------

TOTAL                                                           $ 146,080            $ 144,796
                                                                =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $   3,409            $   4,625
   Accrued payroll and related expenses                             1,268                1,610
   Deferred revenue                                                 3,436                3,015
   Other current liabilities                                        2,467                3,049
   Income taxes payable                                               830                  331
   Current portion of debt obligations                                398                  921
                                                                ---------            ---------
          Total current liabilities                                11,808               13,551

DEBT OBLIGATIONS                                                    3,682                4,236
                                                                ---------            ---------
          Total liabilities                                        15,490               17,787
                                                                ---------            ---------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 11,669,140 and 11,607,839 outstanding             96,768               95,929
   Retained earnings                                               34,941               31,783
   Accumulated other comprehensive loss                            (1,119)                (703)
                                                                ---------            ---------
          Total shareholders' equity                              130,590              127,009
                                                                ---------            ---------
TOTAL                                                           $ 146,080            $ 144,796
                                                                =========            =========

 See Notes to Consolidated Financial Statements

                                           NANOMETRICS INCORPORATED
                                       CONSOLIDATED STATEMENTS OF INCOME
                               (Amounts in thousands, except per share amounts)
                                                  (Unaudited)


                                                       Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                                     2001           2000                2001           2000
                                                   --------       --------            --------       --------
NET REVENUES:
   Product sales                                  $  13,531      $ 14,926            $  26,470      $  30,131
   Service                                            1,262          1,764               2,748          2,875
                                                   --------       --------            --------       --------
   Total net revenues                                14,793        16,690               29,218         33,006
                                                   --------       -------             --------       --------

COSTS AND EXPENSES:
   Cost of product sales                              5,661          5,878              10,952         12,312
   Cost of service                                    1,345          1,627               2,811          3,022
   Research and development                           2,724          2,374               5,319          4,119
   Selling                                            2,185          2,395               4,218          4,755
   General and administrative                         1,065          1,007               2,004          2,006
                                                   --------       --------            --------       --------
   Total costs and expenses                          12,980        13,281               25,304         26,214
                                                   --------       --------            --------       --------

INCOME FROM OPERATIONS                                1,813          3,409               3,914          6,792

OTHER INCOME (EXPENSE):
   Interest income                                      704          1,415               1,697          1,891
   Interest expense                                     (18)           (20)                (40)           (41)
   Other, net                                            (1)           128                (410)            57
                                                   --------       --------            --------       --------
   Total other income, net                              685          1,523               1,247          1,907
                                                   --------       --------            --------       --------

INCOME BEFORE INCOME TAXES                            2,498          4,932               5,161          8,699

PROVISION FOR INCOME TAXES                              961          1,982               2,001          3,484
                                                   --------       --------            --------       --------

INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                    1,537          2,950               3,160          5,215

CUMULATIVE EFFECT OF CHANGE IN REVE-
 NUE RECOGNITION PRINCIPLE (SAB 101)                      -              -                   -         (1,364)
                                                   --------       --------            --------       --------

NET INCOME                                         $  1,537       $  2,950            $  3,160       $  3,851
                                                   ========       ========            ========       ========

BASIC NET INCOME (LOSS) PER SHARE:
   Income before cumulative effect of change
    in accounting principle                        $   0.13       $   0.26            $   0.27       $   0.50
   Cumulative effect of change in revenue
    recognition principle (SAB 101)                       -              -                   -          (0.13)
                                                   --------       --------            --------       --------
   Net income                                      $   0.13       $   0.26            $   0.27       $   0.37
                                                   ========       ========            ========       ========





DILUTED NET INCOME (LOSS) PER SHARE:
   Income before cumulative effect of change
    in accounting principle                        $   0.13       $   0.24            $   0.26       $   0.45
   Cumulative effect of change in revenue
    recognition principle (SAB 101)                       -            -                     -          (0.12)
                                                   --------       --------            --------       --------
   Net income                                      $   0.13       $   0.24            $   0.26       $   0.33
                                                   ========       ========            ========       ========

SHARES USED IN PER SHARE
COMPUTATION:

   Basic                                             11,658         11,295               11,637        10,494
                                                   ========       ========            =========      ========
   Diluted                                           12,195         12,415               12,094        11,647
                                                   ========       ========            =========      ========


  See Notes to Consolidated Financial Statements

                                            NANOMETRICS INCORPORATED
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Amounts in thousands)
                                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2001                  2000
                                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $      3,160         $       3,851
   Reconciliation of net income to net cash
    (used in) provided by operating activities:
   Depreciation and amortization                                                    558                   256
   Deferred rent                                                                      -                   (13)
   Deferred income taxes                                                         (1,158)                  (45)
   Changes in assets and liabilities:
       Accounts receivable                                                          603                (3,337)
       Inventories                                                               (3,466)               (3,024)
       Prepaid expenses and other                                                 1,064                (2,082)
       Accounts payable, accrued expenses and other current liabilities          (1,929)                5,905
       Income taxes payable                                                         664                 2,814
                                                                           -------------         -------------
Net cash (used in) provided by operating activities                                (504)                4,325
                                                                           -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                           (79,810)              (64,518)
   Sales/maturities of short-term investments                                    83,289                10,859
   Purchases of property, plant and equipment                                    (6,999)                 (135)
   Other assets                                                                  (2,226)                    -
                                                                           -------------         -------------
Net cash used in investing activities                                            (5,746)              (53,794)
                                                                           -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                                            -                   828
   Repayments of debt obligations                                                  (665)                 (231)
   Issuance of common stock                                                         515                73,045
                                                                           -------------         -------------
Net cash (used in) provided by financing activities                                (150)               73,642
                                                                           -------------         -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             163                   (30)
                                                                           -------------         -------------

NET CHANGE IN CASH AND EQUIVALENTS                                               (6,237)               24,143
CASH AND CASH EQUIVALENTS, beginning of period                                   16,934                 3,442
                                                                           -------------         -------------

CASH AND CASH EQUIVALENTS, end of period                                   $     10,697          $     27,585
                                                                           =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                  $         31          $         39
                                                                           =============         =============
   Cash paid for income taxes                                              $      2,619          $        695
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


Note 2.       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                 June 30,          December 31,
                                                   2001                2000
                                               -------------      --------------
         Raw materials and subassemblies       $  10,088          $    8,126
         Work in process                           4,666               1,434
         Finished goods                            3,956               6,193
                                               -------------      --------------
                                               $  18,710          $   15,753
                                               =============      ==============


Note 3.       Other Current Liabilities

       Other current liabilities consist of the following (in thousands):


                                                 June 30,          December 31,
                                                   2001                2000
                                               -------------      --------------
         Commissions payable                   $     262          $    1,249
         Accrued warranty                            769                 809
         Other                                     1,436                 991
                                               -------------      --------------
                                               $   2,467          $    3,049
                                               ==============     ==============

Note 4.       Shareholders' Equity

Net Income Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                    June 30,
                                                                2001         2000            2001         2000
                                                             ----------   ----------     ----------   ----------
         Weighted average common shares
           outstanding-shares used in basic
           net income per share computation                     11,658       11,295         11,637       10,494
         Dilutive effect of common stock equivalents,
           using the treasury stock method                         537        1,120            457        1,153
                                                             ----------   ----------     ----------   ----------
         Shares used in dilutive net income
           per share computation                                12,195       12,415         12,094       11,647
                                                             ==========   ==========     ==========   ==========

       During the three and six month periods ended June 30, 2001 and 2000, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At June 30, 2001, 630,034 common stock options with a weighted average exercise price of $35.49 per share were excluded from the diluted net income per share computations as their exercise prices were greater than the average market price of the common shares for the period.

Note 5.       Comprehensive Income

       For the three months ended June 30, 2001 and 2000, comprehensive income, which consisted of net income for the periods and changes in accumulated other comprehensive income, was $1,749,000 and $2,756,000, respectively. For the six months ended June 30, 2001 and 2000 comprehensive income was $2,711,000 and $3,690,000, respectively.

Note 6.       Recently Issued Accounting Standards

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Nanometrics will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, Nanometrics will stop the amortization of goodwill with an expected net carrying value of $1,077,000 at the date of adoption and annual amortization of $204,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill acquired subsequent to June 30, 2001 will not be amortized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Total net revenues for the three months ended June 30, 2001 were $14,793,000, a decrease of $1,897,000 or 11% from the comparable period in 2000. For the six months ended June 30, 2001, total revenues of $29,218,000 decreased by $3,788,000 or 11% from the comparable period in 2000. Product sales of $13,531,000 and $26,470,000 for the three months and six months ended June 30, 2001, respectively, decreased $1,395,000 or 9% and $3,661,000 or 12%, respectively, as compared with the same periods during 2000. The lower levels of product sales resulted from weaker demand for semiconductor process control equipment, particularly in the U.S. and Far East. Service revenue of $1,262,000 and $2,748,000 for the three months and six months ended June 30, 2001, respectively, decreased $502,000 or 28% and $127,000 or 4%, respectively, as compared to the same periods in 2000 as a result of lower service sales, particularly in the U.S. and the Far East.

         Cost of product sales as a percentage of product sales increased to 42% in the second quarter of 2001 from 39% in the second quarter of 2000 and stayed consistent at 41% for the six months ended June 30, 2001 and 2000. Cost of service as a percentage of service revenue increased to 107% in the second quarter of 2001 from 92% in the second quarter of 2000, primarily as a result of lower service sales in the second quarter of 2001. Cost of service as a percentage of service revenue decreased to 102% in the six months ended June 30, 2001 from 105% for the same period in 2000.

         Research and development expenses for the three month and six month periods ended June 30, 2001 increased by $350,000 or 15% and $1,200,000 or 29%, respectively, compared to the same periods in 2000 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

         Selling expenses for the three month and six month periods ended June 30, 2001 decreased by $210,000 or 9% and $537,000 or 11%, respectively, compared to the same periods in 2000 primarily because of decreased commission expenses and other expenses associated with lower sales levels.

         General and administrative expenses for the three months ended June 30, 2001 increased $58,000 or 6% compared to the same period in 2000. General and administrative expenses for the six months ended June 30, 2001 decreased $2,000 compared to the same period in 2000.

         Total other income, net for the three month and six month periods ended June 30, 2001 decreased $838,000 or 55% and $660,000 or 35%, respectively, from the comparable periods in 2000 due primarily to lower interest income.

         The cumulative effect of change in revenue  recognition  principle (SAB
101) of $1.4 million in the first quarter of 2000 is the net result of recording $2.5 million in net revenues, which were previously recorded in 1999, offset by $1.1 million in related costs and expenses.

         Nanometrics' income from operations was $1,813,000 and net income was $1,537,000 for the second quarter of 2001 compared to income from operations of $3,409,000 and net income of $2,950,000 for the same period in 2000. For the first six months of 2001, Nanometrics' income from operations was $3,914,000 and net income was $3,160,000 which compared to income from operations of $6,792,000 and net income of $3,851,000 for the same period in 2000.

Liquidity and Capital Resources

         At June 30, 2001, Nanometrics had working capital of $86,064,000 compared to $92,420,000 at December 31, 2000. The current ratio at June 30, 2001 was 8.3 to 1. We believe that working capital including cash, cash equivalents and short-term investments of $60,072,000 at June 30, 2001 will be sufficient to meet our needs through at least the next twelve months. Operating activities for the first six months of 2001 used cash of $504,000 primarily from increases in inventory balances and decreases in accounts payable, accrued expenses and other current liabilities, while sales/maturities of short-term investments net of purchases provided $3,479,000, capital expenditures used $6,999,000 and debt repayment used $665,000.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of variables, such as (i) customer demand for Nanometrics' products, which may be affected by several factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by Nanometrics, patterns of capital spending by its customers, technological changes in the markets served by Nanometrics and its customers, and market acceptance of products of both Nanometrics and its customers, (ii) the timing, cancellation or delay of Nanometrics' customer orders and shipments, (iii) competition, including competitive pressures on product prices and changes in pricing by Nanometrics' customers or suppliers, (iv) fluctuation in foreign currency exchange rates, particularly the Japanese yen, (v) the proportion of sales Nanometrics makes directly to its customers versus sales through distributors and representatives, (vi) market acceptance of new and enhanced versions of Nanometrics' products, (vii) the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis, (viii) the size and timing of acquisitions of business, products or technologies and fluctuations in the availability and cost of components and subassemblies of Nanometrics' products, and (ix) the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Nanometrics' 2000 Annual Report on Form 10-K. Nanometrics undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at June 30, 2001 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at June 30, 2001. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At June 30, 2001, our total debt obligation was $4,080,000 with a long-term portion of $3,682,000. A hypothetical 10% change in interest rates at June 30, 2001 would not have a material impact on our results of operations.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.  The annual meeting of shareholders was held on May 16, 2001.

B.  The following directors were elected to the board of directors:
             Vincent J. Coates
             Nathaniel Brenner
             Norman V. Coates
             John D. Heaton
             William G. Oldham
             Edmond R. Ward

C.  The following matters were voted upon at the annual meeting:

                                                        For            Against           Abstain
                                                      -------          -------           -------
1.       To elect the following directors
         to serve until the next annual meeting
         of shareholders or until their successors
         are elected:
            Vincent J. Coates, Chairman              9,896,379             0              31,908
            Nathaniel Brenner, Director              9,896,379             0              31,908
            Norman V. Coates, Director               9,896,379             0              31,908
            John D. Heaton, Director                 9,896,379             0              31,908
            William G. Oldham, Director              9,896,379             0              31,908
            Edmond R. Ward, Director                 9,896,379             0              31,908

2.       To ratify the appointment of
         Deloitte & Touche LLP as independent
         auditors for the fiscal year ending
         December 31, 2001.                          9,908,835          18,784               668


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.
         None

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




Dated:    August 6, 2001