Form 10-Q
period 2001-09-30
NANOMETRICS INC
filed 2001-11-02
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X      Quarterly  report  pursuant  to  Section  13 or 15(d) of the  Securities
---     Exchange Act of 1934

For the quarterly period ended September 30, 2001

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number            0-13470
                       ------------------------------


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


At October 15, 2001 there were 11,782,400 shares of common stock, no par value, issued and outstanding.

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

                  Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .3

                  Consolidated Statements of Operations -
                  Three months and nine months ended
                  September 30, 2001 and 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . 6

                  Notes to Consolidated Financial
                  Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 9


     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


Part II.  Other Information

     Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                                         2

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                                   NANOMETRICS INCORPORATED
                                  CONSOLIDATED BALANCE SHEETS
                         (Amounts in thousands, except share amounts)
                                          (Unaudited)


                                                               September 30,       December 31,
                                                                     2001               2000

ASSETS                                                          ---------           ---------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  12,625           $  16,934
   Short-term investments                                          43,681              52,854
   Accounts receivable, net of
     allowances of $417 and $418                                   11,974              14,319
   Inventories                                                     24,414              15,753
   Deferred income taxes                                            3,874               2,760
   Prepaid expenses and other                                       1,625               3,351
                                                                ---------           ---------
                  Total current assets                             98,193             105,971

PROPERTY, PLANT AND EQUIPMENT, Net                                 46,227              37,223

DEFERRED INCOME TAXES                                                 236                 227

OTHER ASSETS                                                        4,605               1,375
                                                                ---------           ---------
TOTAL ASSETS                                                    $ 149,261           $ 144,796
                                                                =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $   4,800           $   4,625
   Accrued payroll and related expenses                             1,649               1,610
   Deferred revenue                                                 4,168               3,015
   Other current liabilities                                        2,674               3,049
   Income taxes payable                                               722                 331
   Current portion of debt obligations                                415                 921
                                                                ---------           ---------
                  Total current liabilities                        14,428              13,551

DEBT OBLIGATIONS                                                    3,741               4,236
                                                                ---------           ---------
                  Total liabilities                                18,169              17,787
                                                                ---------           ---------
SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 11,725,351 and 11,607,839 outstanding             97,480              95,929
   Retained earnings                                               34,493              31,783
   Accumulated other comprehensive loss                              (881)               (703)
                                                                ---------           ---------
                  Total shareholders' equity                      131,092             127,009
                                                                ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 149,261           $ 144,796
                                                                =========           =========

See Notes to Consolidated Financial Statements

                                             NANOMETRICS INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Amounts in thousands, except per share amounts)
                                                   (Unaudited)

                                                             Three Months Ended        Nine Months Ended
                                                                September 30,             September 30,
                                                             2001         2000         2001         2000
                                                           --------     --------     --------     --------
NET REVENUES:
   Product sales                                           $  9,080     $ 17,761     $ 35,550     $ 47,892
   Service                                                    1,019        1,539        3,767        4,414
                                                           --------     --------     --------     --------
   Total net revenues                                        10,099       19,300       39,317       52,306
                                                           --------     --------     --------     --------
COSTS AND EXPENSES:
   Cost of product sales                                      3,676        6,449       14,628       18,761
   Cost of service                                            1,133        1,474        3,944        4,496
   Research and development                                   2,676        2,438        7,995        6,557
   Selling                                                    2,675        2,544        6,893        7,299
   General and administrative                                 1,105          983        3,109        2,989
                                                           --------     --------     --------     --------
   Total costs and expenses                                  11,265       13,888       36,569       40,102
                                                           --------     --------     --------     --------
INCOME (LOSS) FROM OPERATIONS                                (1,166)       5,412        2,748       12,204
                                                           --------     --------     --------     --------
OTHER INCOME (EXPENSE):
   Interest income                                              582        1,137        2,279        3,028
   Interest expense                                             (17)         (19)         (57)         (60)
   Other, net                                                    16         (102)        (394)         (45)
                                                           --------     --------     --------     --------
   Total other income, net                                      581        1,016        1,828        2,923
                                                           --------     --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                              (585)       6,428        4,576       15,127

PROVISION (BENEFIT) FOR INCOME TAXES                           (135)       2,404        1,866        5,888
                                                           --------     --------     --------     --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRICIPLE                               (450)       4,024        2,710        9,239

CUMULATIVE EFFECT OF CHANGE IN REVE-
NUE RECOGNITION PRINCIPLE (SAB 101)                            --           --           --         (1,364)
                                                           --------     --------     --------     --------
NET INCOME (LOSS)                                          $   (450)    $  4,024     $  2,710     $  7,875
                                                           ========     ========     ========     ========
BASIC NET INCOME (LOSS) PER SHARE:
   Income (loss) before cumulative effect of change
    in accounting principle                                $  (0.04)    $   0.35     $   0.23     $   0.86
   Cumulative effect of change in revenue
    recognition principle (SAB 101)                            --           --           --          (0.13)
                                                           --------     --------     --------     --------
   Net income (loss)                                       $  (0.04)    $   0.35     $   0.23     $   0.73
                                                           ========     ========     ========     ========




DILUTED NET INCOME (LOSS) PER SHARE:
   Income (loss) before cumulative effect of change
    in accounting principle                                $  (0.04)    $   0.33     $   0.22     $   0.78
   Cumulative effect of change in revenue
    recognition principle (SAB 101)                            --           --           --          (0.11)
                                                           --------     --------     --------     --------
   Net income (loss)                                       $  (0.04)    $   0.33     $   0.22     $   0.67
                                                           ========     ========     ========     ========
SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                                     11,707       11,393       11,660       10,794
                                                           ========     ========     ========     ========
   Diluted                                                   11,707       12,100       12,142       11,798
                                                           ========     ========     ========     ========


See Notes to Consolidated Financial Statements

                                                        5

                                     NANOMETRICS INCORPORATED
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Amounts in thousands)
                                            (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         2001              2000
                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   2,710         $   7,875
   Reconciliation of net income to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                                            996               422
   Deferred rent                                                             --               (20)
   Deferred income taxes                                                 (1,144)             (246)
   Changes in assets and liabilities
       Accounts receivable                                                2,250            (8,706)
       Inventories                                                       (9,040)           (3,536)
       Prepaid expenses and other current assets                          1,158            (1,693)
       Accounts payable accrued and other current liabilities               701             7,156
       Income taxes payable                                                 839             3,960
                                                                      ---------         ---------
Net cash provided by (used in) operating activities                      (1,530)            5,212
                                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                  (120,546)         (109,127)
   Sales/maturities of short-term investments                           129,719            64,282
   Purchases of property, plant and equipment                            (9,883)          (23,734)
   Other assets                                                          (2,289)               --
                                                                      ---------         ---------
Net cash used in investing activities                                    (2,999)          (68,579)
                                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                                   --               576
   Repayments of long-term debt                                            (768)             (347)
   Issuance of common stock                                                 876            74,143
                                                                      ---------         ---------
Net cash provided by financing activities                                   108            74,372
                                                                      ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     113               (36)
                                                                      ---------         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (4,308)           10,969
CASH AND CASH EQUIVALENTS, beginning of period                           16,933             3,442
                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                              $  12,625         $  14,411
                                                                      =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                             $     157         $      57
                                                                      =========         =========
   Cash paid for income taxes                                         $   2,682         $   3,352
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


Note 2.       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                         September 30,            December 31,
                                             2001                      2000
                                         -------------            --------------
   Raw materials and subassemblies       $  15,281                $    8,126
   Work in process                           5,313                     1,434
   Finished goods                            3,820                     6,193
                                         -------------            --------------
                                         $  24,414                $   15,753
                                         =============            ==============

Note 3.       Other Current Liabilities

       Other current liabilities consist of the following (in thousands):

                                         September 30,            December 31,
                                              2001                    2000
                                         -------------            --------------
   Commissions payable                   $     321                $    1,249
   Accrued warranty                            501                       809
   Other                                     1,852                       991
                                         -------------            --------------
                                         $   2,674                $    3,049
                                         =============            ==============

Note 4.       Shareholders' Equity

Net Income (Loss) Per Share - The  reconciliation  of the share denominator used in the basic and  diluted net income per share  computations  are as follows (in thousands):
                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                          2001         2000           2001          2000
                                                      ----------   ----------     ----------    -----------
    Weighted average common shares
      outstanding-shares used in basic
      net income (loss) per share computation           11,707       11,393         11,660        10,794
    Dilutive effect of common stock equivalents,
      using the treasury stock method                        -          707            482         1,004
                                                      ----------   ----------     ----------    -----------
    Shares used in dilutive net income (loss)
      per share computation                             11,707       12,100         12,142        11,798
                                                      ==========   ==========     ==========    ============

       During the three month period ended September 30, 2001, diluted net loss per share was the same as basic net loss per share since the effect of any potentially dilutive stock is excluded as they are anti-dilutive. During the nine month period ended September 30, 2001 and 2000, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At September 30, 2001, 646,501 such common stock options with a weighted average exercise price of $35.28 per share were excluded from the diluted net income per share computations as their exercise prices were greater than the average market price of the common shares for the period.

Note 5.       Comprehensive Income (Loss)

       For the three months ended September 30, 2001 and 2000, comprehensive income (loss), which consisted of net income (loss) for the periods and changes in accumulated other comprehensive income, was a loss of $212,000 and income of $3,916,000, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income was $2,532,000 and $7,606,000, respectively.


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

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets. This statement retains a majority of the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses certain implementation issues. SFAS No. 144 is effective for Nanometrics' fiscal year beginning January 1, 2002. Although Nanometrics has not fully assessed the implications of SFAS NO. 144, Nanometrics does not believe the adoption of this statement will have a significant impact on the consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


Results of Operations

         Total net revenues for the three months ended September 30, 2001 were $10,099,000, a decrease of $9,201,000 or 48% from the comparable period in 2000. For the nine months ended September 30, 2001, total net revenues of $39,317,000 decreased by $12,989,000 or 25% from the comparable period in 2000. Product sales of $9,080,000 for the three months ended September 30, 2001, decreased $8,681,000 or 49% as compared with the same period in 2000. Product sales of $35,550,000 for the nine months ended September 30, 2001, decreased $12,342,000 or 26% as compared with the same period in 2000. The lower levels of product sales resulted from weaker demand for semiconductor process control equipment, particularly in the U.S. and Far East. Service revenue of $1,019,000 and $3,767,000 for the three months and nine months ended September 30, 2001, respectively, decreased $520,000 or 34% and $647,000 or 15%, respectively, as compared to the same periods in 2000 primarily as a result of lower service sales, particularly in the U.S. and the Far East.

         Cost of product sales as a percentage of product sales increased to 40% in the third quarter of 2001 from 36% in the third quarter of 2000 and increased to 41% in the nine months ended September 30, 2001 from 39% for the same period in 2000 primarily because of lower sales volume in 2001 resulting in higher per unit manufacturing costs. Cost of service as a percentage of service revenue increased to 111% in the third quarter of 2001 from 96% in the third quarter of 2000 and increased to 105% in the nine months ended September 30, 2001 from 102% for the same period in 2000 primarily as a result of lower service sales in the U.S. and the Far East.

         Research and development expenses for the three month and nine month periods ended September 30, 2001 increased $238,000 or 10% and $1,438,000 or 22%, respectively, compared to the same periods in 2000 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

         Selling expenses for the three months ended September 30, 2001 increased by $131,000 or 5% compared to the same period in 2000, resulting primarily from increased headcount. Selling expenses for the nine months ended September 30, 2001 decreased by $406,000 or 6% compared to the same period in 2000 primarily because of lower expenses associated with decreased sales levels.

         General and administrative expenses for the three month and nine month periods ended September 30, 2001 increased $122,000 or 12% and $120,000 or 4%, respectively, compared to the same periods in 2000 primarily as a result of higher administrative costs.

         Total other income, net for the three month and nine month periods ended September 30, 2001 decreased $435,000 or 43% and $1,095,000 or 37%, respectively, from the comparable periods in 2000 due primarily to lower interest income.

         The cumulative effect of change in revenue  recognition  principle (SAB
101) of $1.4 million in the first quarter of 2000 is the net result of recording $2.5 million in net revenues, which were previously recorded in 1999, offset by $1.1 million in related costs and expenses.

         Nanometrics' loss from operations was $1,166,000 and net loss was $450,000 for the third quarter of 2001 compared to income from operations of $5,412,000 and net income of $4,024,000 for the same period in 2000. For the first nine months of 2001, Nanometrics' income from operations was $2,748,000 and net income was $2,710,000 which compared to income from operations of $12,204,000 and net income of $7,875,000 for the same period in 2000.

Liquidity and Capital Resources

         At September 30, 2001, Nanometrics had working capital of $83,765,000 compared to $92,420,000 at December 31, 2000. The current ratio at September 30, 2001 was 6.8 to 1. We believe working capital including cash and short-term investments of $56,306,000 will be sufficient to meet our needs at least through the next twelve months. Operating activities for the first nine months of 2001 used cash of $1,530,000 primarily from increased inventory offset to some extent by net income and lower accounts receivable, while the net purchases of short-term investments provided $9,173,000, capital expenditures used $9,883,000, debt repayment used $768,000 and issuance of common stock provided $876,000.


Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties and actual results could differ materially as a result of a number of variables, such as (i) customer demand for Nanometrics' products, which may be affected by several factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by Nanometrics, patterns of capital spending by its customers, technological changes in the markets served by Nanometrics and its customers, and market acceptance of products of both Nanometrics and its customers, (ii) the timing, cancellation or delay of Nanometrics' customer orders and shipments,
(iii) competition, including competitive pressure on product prices and changes in pricing by Nanometrics' customers or suppliers, (iv) fluctuation in foreign currency exchange rates particularly the Japanese yen, (v) the proportion of sales Nanometrics makes directly to its customers versus sales through distributors and representatives, (vi) market acceptance of new and enhanced versions of Nanometrics' products, (vii) the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis, (viii) the size and timing of acquisitions of business, products or technologies, and fluctuations in the availability and cost of components and subassemblies of Nanometrics' products, and (ix) the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Nanometrics' 2000 Annual Report on Form 10-K. Nanometrics undertakes no obligation to update forward looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at September 30, 2001 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at September 30, 2001. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At September 30, 2001, our total debt obligation was $4,156,000 with a long-term portion of $3,741,000. A hypothetical 10% change in interest rates at September 30, 2001 would not have a material impact on our results of operations.

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


Dated:  November 2, 2001