Form 10-K
period 2001-12-31
NANOMETRICS INC
filed 2002-03-21
CIK 704532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-K

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 0-13470

                            NANOMETRICS INCORPORATED
             (Exact name of Registrant as specified in its charter)

                  California                           94-2276314
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification Number)

   1550 Buckeye Drive, Milpitas, California               95035
   (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (408) 435-9600
       ------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on February 26, 2002, as reported by Nasdaq, was approximately $75,841,950. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2002, 11,788,866 shares of the registrant's Common Stock were outstanding.


                                                 NANOMETRICS INCORPORATED

                                                        FORM 10-K

                                               YEAR ENDED DECEMBER 31, 2001

                                                    TABLE OF CONTENTS

                                                          PART I
Item 1.     Business............................................................................................... I-1
Item 2.     Properties............................................................................................. I-13
Item 3.     Legal Proceedings...................................................................................... I-13
Item 4.     Submission of Matters to a Vote of Security Holders.................................................... I-13

                                                         PART II

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.................................. II-1
Item 6.     Selected Consolidated Financial Data................................................................... II-1
Item 7.     Management's Discussion and Analysis of Financial Condition and Results Of Operations.................. II-4
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk............................................. II-14
Item 8.     Consolidated Financial Statements and Supplementary Data............................................... II-15
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................... II-34

                                                         PART III

Item 10.    Directors and Executive Officers of the Registrant..................................................... III-1
Item 11.    Executive Compensation................................................................................. III-1
Item 12.    Security Ownership of Certain Beneficial Owners and Management......................................... III-1
Item 13.    Certain Relationships and Related Transactions......................................................... III-1

                                                         PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.......................... IV-1


                                     PART I

ITEM 1.  BUSINESS

This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future results of operations. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward- looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue," or similar expressions.

Overview

We are a leader in the design, manufacture, marketing and support of thin film, critical dimension and overlay metrology systems for the semiconductor, flat panel display and magnetic recording head industries. Our systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields. Our non-contact, non- destructive metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software and patented technology to measure the thickness, critical dimensions, optical constants and uniformity of films and structures deposited on silicon and other substrates. In addition, we have microscope and software-based technology for measuring the relative alignment of adjacent thin film layers - a critical parameter in device production.

Growth in the market for our products is driven by the increasing use of thin film technology by manufacturers of electronic products, and more recently by the increasingly widespread adoption of both Integrated Metrology and Advanced Process Control (APC) by semiconductor manufacturers. With feature sizes shrinking below 130nm, the need for very tight process tolerances as well as productivity improvement from the billion-plus dollar factories are driving the need for Integrated Metrology and APC. We have taken a leadership position in innovating and designing an optical critical dimension (OCD) measurement system. Our integrated OCD solution is increasingly being viewed not only as an enabling technology for APC, but also a solution for critical dimension measurement in that market segment previously dominated by e-beam-based SEM systems that are now reaching their limit of performance for these smaller circuit dimensions. The compact size and speed of this new, OCD technology enables the measurement system to be fully integrated into the process tool thus providing a complete, feed forward and feedback APC solution for wafer-to-wafer closed loop control.

 Many types of thin films are used in the manufacture of numerous products, including semiconductors, flat panel displays and magnetic recording heads as well as integrated fiber optics, conventional and advanced optics, high density optical and magnetic disks and lasers. These products require the precise electronic, optical, magnetic and surface finish properties enabled by thin film technology. The rapid growth in the sale and use of these products and the need for tighter process control and improved productivity has created significant demand for our stand-alone and integrated metrology systems.

We offer a complete line of systems to address the metrology requirements of our customers. Each of our systems is equipped with computerized mapping capability for measurement, visualization and control of film uniformity, layer-to-layer circuit alignment and critical dimensions. Our metrology systems can be categorized as follows:

     o stand-alone, fully automated systems for high-volume manufacturing operations;

     o integrated systems for integration into semiconductor processing equipment that provide virtually immediate measurements and feedback to improve process control and increase throughput; and

     o tabletop systems used to provide manual or semi-automatic measurements for engineering and low-volume production environments.

In addition, we provide systems that are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. The accurate alignment of successive film layers, relative to each other, across the wafer is critical for device performance and favorable production yields.

We have been a pioneer in the field of thin film measurement and have been instrumental in the development of many innovations for over two decades. We have been selling metrology systems since 1977 and have an extensive installed base with industry leading customers worldwide, including Applied Materials, Samsung, Hyundai, IBM, Intel, TSMC and Hitachi.

Industry Background

Growth

The increasing demand for Internet access, personal computers, telecommunications, and new consumer electronic products and services have fueled growth of the semiconductor, data storage and flat panel display industries. In addition, integrated circuits and related components have increased in performance and decreased in price, contributing to this growth.
Significant growth has occurred over the past ten years, however, these industries are cyclical in nature and are characterized by short periods of over and under supply. During an over supply cycle, capital expenditures for manufacturing and monitoring systems decline. These expenditures increase during an under supply cycle. Consumer desire for high performance electronics, drives technology advancement in semiconductor design and manufacturing and, in turn, promotes the purchasing of capital equipment featuring the latest advances in technology. The two significant factors affecting demand for the Company's measurement systems are: (i) new construction or refurbishment of manufacturing facilities, which, in turn, depends on the current and anticipated market demand for semiconductors, disk drives, flat panel displays, and products that use such components, and (ii) the increasing complexity of the manufacturing process as a result of the demand for higher performance semiconductors, magnetic recording heads and flat panel displays.

Semiconductor Manufacturing Process

                               [FLOWCHART OMITTED]

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

The four primary wafer film processing steps are:

     o    deposition;

     o    chemical mechanical planarization, known in our industry as CMP;

     o    photolithography; and

     o    etch.

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

Photolithography. Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light sensitive film, that must have an accurate thickness and uniformity. Photolithography involves the projection of integrated circuit patterns onto the photoresist after which it is developed, leaving unexposed areas available for etching. In order to precisely control the photolithography process, it is necessary to measure reflectivity, film thickness, critical dimensions and overlay registration.

Etch. Etch is the process of selectively removing precise areas of thin films that have been deposited on the surface of a wafer. The developed and hardened photoresist protects material that needs to be left to make up the circuits. During etch, certain areas of the film not covered by photoresist are removed to leave a desired circuit pattern. Thin film metrology systems are required to verify material removal and critical dimension conformity.

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

Increased Use of Thin Film Metrology Systems

Changing trends in the semiconductor, flat panel display and magnetic recording head manufacturing industries are increasing the need for metrology systems. These trends include the following:

     o Growing Use of Chemical Mechanical Planarization. Manufacturers are adopting CMP to flatten, or planarize, thin films to obtain the ultra-flat surfaces required for advanced photolithography. In addition, the introduction of new nterconnect techniques has increased the need for CMP. Accordingly, semiconductor manufacturers are seeking metrology systems that can help control the CMP process by measuring the thin film layer to determine precisely when the appropriate thickness has been achieved.

     o Adoption of New Types of Thin Films. Manufacturers are adopting new processes and technologies that increase the importance and utilization of thin film metrology systems. To achieve greater semiconductor device speed, manufacturers are utilizing copper and new, low dielectric constant insulating materials that require enhanced metrology solutions for the manufacturing process.

     o Increasing Complexity of Semiconductors. Semiconductors are becoming more complex as they operate at faster speeds with smaller feature sizes, employ larger dies that contain more transistors and utilize increasing numbers of manufacturing process steps. The value of process wafers and the cost of rework is significantly higher for these complex semiconductors and therefore, manufacturers are seeking to use metrology systems to increase production yields and limit the amount of rework.

     o Need for Rapid Ramp of Production Efficiencies. Competitive forces on semiconductor device manufacturers, such as price cutting and shorter product life cycles, place pressure on the manufacturers to rapidly achieve production efficiency. Semiconductor device manufacturers are using metrology systems throughout the fabrication process or fab to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

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

Today, the same focus on increased productivity is driving the adoption of integrated metrology for many processes, such as CMP, CVD, lithography and etch. Until recently, semiconductor manufacturers had to physically transport wafers from a process tool to a separate metrology system in order to make critical measurements such as film thickness and uniformity. Manufacturers of process equipment are increasingly seeking to offer their customers integrated metrology in their tools to lower costs and improve overall fab efficiency. Such tools can have one or two metrology chambers that are integrated onto a process system, which utilize the common automation platform so that measurements can be taken without removing the wafers from the tool. Integrated metrology provides semiconductor manufacturers with several benefits, including a reduction in the number of test wafers, increased overall process throughput, faster detection of process excursions and faults, reduced wafer handling, faster process development and ultimately an improvement in overall equipment effectiveness.

Nanometrics Solution

We are a leader in the design, manufacture, marketing and support of thin film, critical dimension and overlay metrology systems for the semiconductor, flat panel display and magnetic recording head industries. We offer a complete line of systems to address a broad range of metrology requirements of our customers. Our metrology systems can be categorized as follows:

     o Stand-alone, fully automated systems used for the characterization and measurement of thin films in high-volume manufacturing operations. We offer a broad line of fully automated thin film thickness, critical dimension and overlay measurement systems. These systems remove the dependence on human operators by incorporating reliable wafer handling robots and are designed to meet the speed, measurement, performance and reliability requirements that are essential for today's semiconductor, flat panel display and magnetic recording head manufacturing facilities. Each of these measurement systems are non-contact and use non-destructive techniques to analyze and measure films. Our fully automated metrology product line also includes systems that are used to measure the critical dimensions and overlay registration accuracy of successive layers of semiconductor patterns on wafers in the photolithography process.

     o Integrated systems are used to measure in-process wafers automatically and quickly without having to leave the enclosed wafer processing system. In 1998, we introduced our high-speed integrated metrology system. Our integrated metrology systems are compact and monitor a multitude of small test points on the wafer using sophisticated pattern recognition. Our integrated systems can be attached to film deposition, CMP, CVD, lithography, etch and other process tools to provide rapid monitoring of films on each wafer immediately before or after processing. Integrated systems can offer customers significantly increased operating efficiency and equipment utilization, lower manufacturing costs and higher throughput. We are currently shipping integrated systems to Applied Materials for installation on their CMP, CVD and etch tools.

     o Tabletop systems are used to manually or semiautomatically measure thin films in engineering and low-volume production environments. We pioneered and believe we are the leading supplier of tabletop thin film thickness measurement systems, which are mainly used in low-volume production environments and failure analysis and engineering labs. Our tabletop models have unique capabilities and several available configurations, depending on wafer handling, range of films to be measured, uniformity mapping and other customer needs.

Each of our measurement systems are equipped with computerized readout capability for measurement, visualization and control of film uniformity and thickness, critical dimensions and overlay. In addition, we have developed new automated systems and tabletop products for emerging technologies using larger substrates such as 300 millimeter wafers and larger flat panel displays. We believe that we are the first company to ship fully automated thin film thickness measurement systems for 300 millimeter wafers. We also have introduced new technology for the precise thin film measurements that are dictated by sub
0.13 micron design rules and have developed products with mini-environments that meet the latest standards for clean, particle-free manufacturing.

Strategy

Our strategy is to offer and support, on a worldwide basis, technologically advanced metrology systems that meet the changing manufacturing requirements of the semiconductor, flat panel display and magnetic recording head industries as well as other industries that use metrology systems. Key elements of our strategy include:

    Continuing to Offer Advanced Integrated Metrology Systems. We were one of the first suppliers to offer products that integrate process metrology systems into wafer processing equipment. We intend to continue our efforts to develop the integrated metrology market to achieve and maintain competitive advantages. In September 1998, we entered into an OEM agreement to supply metrology systems for Applied Materials' Mirra Mesa(TM) CMP system. In addition, in July 1999, we introduced a metrology system that is incorporated into Applied Materials' Producer QA(TM) CVD system. Most recently, in July 2001, we introduced a revolutionary optical critical dimension (OCD) metrology system that is incorporated in the Applied Materials' Transforma etch system for controlling critical dimensions. We continue to sell these products and we are pursuing other OEM arrangements and will continue to investigate other integrated metrology technologies.

    Maintaining Technology Leadership. We are committed to developing advanced metrology systems that meet the requirements of advances in thin film manufacturing technology. We have an extensive base of proprietary technology and expertise in optics, software and systems integration. We have supplemented our capabilities by establishing strategic relationships to leverage our technical resources and strengthen our product offerings. These include relationships with Newport, a manufacturer of precision robotic systems, and J.A. Woollam Company, a leading designer of spectroscopic ellipsometer systems. In December 1999, we acquired inspection and metrology technology from Phase Metrics, a data storage equipment company, to augment our technology portfolio. In June 2001, we acquired a key patent from IBM for critical dimension measurement, which covers the development of our integrated OCD metrology system.

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

    Providing Worldwide Distribution and Support. We believe that a direct sales and support capability is essential for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. Because a majority of our sales come from outside of the
    United States, we are expanding our direct sales force in South Korea, Taiwan and southeast Asia, and will continue to expand into additional territories as customer requirements dictate. We use selected sales representatives and distributors in other countries in Asia, Europe and the Middle East. We intend to continue developing our distribution network by expanding our existing offices, opening new offices and forming additional distribution relationships. We believe that growing our international distribution network will enhance our competitive position.

    Providing a Broad Portfolio of Metrology Systems and Technology. We offer a comprehensive family of metrology systems that accurately measure thin films, critical dimensions and overlay registration used in the manufacturing process. We offer automated and integrated systems for high-volume manufacturing applications and tabletop systems for engineering and small fab applications. Our products can include a wide range of accessories as well as special hardware and software configurations to meet customer needs. We plan to continue enhancing our products and integrating additional features and measurement modules that will strengthen and broaden our product line.

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

Products

We have been a pioneer in the field of thin film metrology and have been instrumental in the development of many innovations over the past 25 years. Our thin film thickness measurement systems use microscope-based, non-contact spectroscopic reflectometry. Some of our systems provide complementary spectroscopic ellipsometry to measure the thickness and optical characteristics of films on a variety of substrates. In addition, we have both integrated and stand-alone optical critical metrology systems to measure critical dimensions of patterns on semiconductor wafers. We also manufacture a line of optical overlay registration systems that are used to determine the alignment accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Our products can be divided into three groups: automated systems, integrated systems and tabletop systems.

                                                                                         Technology
                                                                --------------------------------------------------------------
                                                                                                  Optical
                                                   Maximum                                        Critical        Advanced
                                                  Substrate     Spectroscopic   Spectroscopic    Dimension        Overlay
System           Market                           Size (mm)     Reflectometry   Ellipsometry     Metrology       Metrology
---------------- ------------------------------ --------------- --------------- -------------- --------------- ---------------
Automated
  8000X          Semiconductor, Magnetic Head        200              X               X
  8300X          Semiconductor                       300              X               X
  9100           Semiconductor, Magnetic Head        200              X               X
  9200           Semiconductor                       200              X
  9300           Semiconductor                       300              X               X              X
  5500/6500      Flat Panel Display              960 by 1100          X
  7000/7200      Semiconductor                       200                                                             X

Integrated
  9000           Semiconductor                       200              X
  9000b          Semiconductor                       300              X
NanoOCD 9000     Semiconductor                       300                                             X

Tabletop
  3000           Semiconductor, Magnetic Head        200              X
  6100           Semiconductor                       200              X


Automated Systems

Our stand-alone, fully automated metrology systems are employed in high-volume production environments. These systems incorporate automated material handling interface options for a variety of fab automation environments, and implement multiple measurement technologies for a broad range of substrate sizes. Our automated systems range in price from approximately $200,000 to $700,000 depending on substrate sizes, measurement technologies, material handling interfaces and software options.

    NanoSpec 8000X

    The NanoSpec 8000X stand-alone, automated thin film measurement system is capable of handling wafers ranging in size from 75 to 200 millimeters in diameter. The 8000X is the basic system configuration, while the 8000XSE includes a spectroscopic ellipsometer for ultra-thin and multiple film stack measurement applications. Other 8000X options include a standard mechanical interface with mini-environment enclosures for use in ultra-clean manufacturing facilities. The 8000X can also be configured to handle the substrates that are used in the magnetic recording head industry.

    NanoSpec 8300X

    The NanoSpec 8300X stand-alone, automated thin film measurement system is capable of handling both 200 and 300 millimeter diameter wafers. The 8300X is the basic system configuration and can be equipped with the spectroscopic ellipsometer for expanded measurement applications. This system can also include a mini-environment enclosure and wafer load ports compatible with industry standards. The 8300X received a Photonics Circle of Excellence Award for innovation and achievement in photonic technology.

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

    NanoSpec 9300

    The NanoSpec 9300 stand-alone, automated thin film measurement system is capable of handling both 200 and 300 millimeter diameter wafers. The 9300 can be configured with a DUV to NIR spectroscopic ellipsometer for ultrathin, multiple film stack and DUV lithography measurement applications. This system can also include a mini-environment enclosure and wafer load ports compatible with industry standards. The 9300 conforms to the new industry standards for 300 millimeter wafer handling automation and features a Windows NT software platform that conforms to the newly established SEMI user interface standard. We developed the 9300 using technologies from the integrated film thickness systems allowing easy transfer of measurement recipes between the integrated and stand-alone film metrology systems.

    NanoSpec 9300is

    The NanoSpec 9300is stand-alone, automated thin film measurement system is a DUV-visible spectroscopic reflectometer based system that provides direct recipe transfer to Nanometrics Integrated Metrology and stand-alone systems. This system can also include a mini-environment enclosure and wafer load ports compatible with industry standards. The 9300is also conforms to the new industry standards for 300 millimeter wafer handling automation and features a Windows NT software platform that conforms to the newly established SEMI user interface standard. We developed the 9300is using the same measurement technology from the integrated film thickness system allowing direct transfer of measurement recipes between the integrated and stand-alone film metrology systems.

    NanoOCD 9300

    The NanoOCD 9300 stand-alone, automated metrology system is an optical critical dimension measurement system that provides direct recipe transfer to Nanometrics Integrated Metrology and stand-alone systems. This system can also include a mini-environment enclosure and wafer load ports compatible with industry standards. The NanoOCD 9300 also conforms to the new industry standards for 300 millimeter wafer handling automation and features a Windows NT software platform that conforms to the newly established SEMI user interface standard. We developed the NanoOCD 9300 using the same measurement technology from the integrated OCD system allowing direct transfer of measurement recipes between the integrated and stand-alone OCD metrology systems.

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

    Metra 7000 and NanoOCS 7200 Series

    In 1998, we completed an acquisition of the Metra product line from Optical Specialties. The Metra is a stand-alone system used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. We shipped our first automated overlay registration system, the 7000, in June 1998. The recently introduced 7200 provides enhanced measurement performance and higher wafer throughput.

Integrated Systems

Our integrated metrology systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Our integrated systems are available for wafer sizes up to 300 millimeters and offer deep ultraviolet, commonly referred to as DUV measurement technology, in addition to spectroscopic reflectometry and optical critical dimension measurement technologies. Depending on features and technologies, our integrated metrology systems range in price from approximately $80,000 to $295,000.

    NanoSpec 9000

    The NanoSpec 9000 is an ultra-compact measurement system designed for integration into semiconductor wafer processing equipment. The system can be used in several wafer film process steps including metal deposition, CMP, CVD, photolithography and etch. In its basic configuration, the 9000 is equipped with visible wavelength spectroscopic reflectometry. In 1999, the 9000 received a Photonics Circle of Excellence Award for innovation and achievement in photonic technology.

    NanoSpec 9000b

    The NanoSpec 9000b is a 300 millimeter-based system that incorporates all the features of the 9000. This system is interchangeable with industry conforming load ports for simplified mechanical integration.

    NanoOCD 9000

    The NanoOCD 9000 is a 300 millimeter-based system that incorporates the newly developed OCD technology for the measurement of critical dimension on semiconductor wafers, and is designed for integration into semiconductor wafer processing equipment. The system can be used in several critical processing steps including photolithography and etch.

Tabletop Systems

Our tabletop systems are used mainly in low-volume production environments and in engineering labs where automated handling and high throughput are not required. Our tabletop product line encompasses both manual and semi-automated models and includes systems for both film thickness and critical dimension measurements. Our tabletop system prices range from approximately $50,000 to $200,000 depending primarily on the degree of automation and software options.

    NanoSpec 3000 and 6100

    The NanoSpec tabletop systems provide a broad range of thin film measurement solutions at a lower entry price point. The NanoSpec 3000 is a basic, manual system while the NanoSpec 6100 models feature semi-automatic wafer handling or staging.

Customers

We sell our metrology systems worldwide to many of the major semiconductor, flat panel display and magnetic recording head manufacturers and equipment suppliers, as well as producers of silicon wafers and photomasks. The majority of our systems are sold to customers located in the United States, Asia and Europe. Two customers, Applied Materials and TSMC, represented 12.8% and 10.5% of our total net revenues in 1999, respectively. Three customers, Applied Materials, Hyundai and TSMC, represented 20.5%, 11.8% and 10% of our total net revenues in 2000, respectively. One customer, Applied Materials, represented 17.6% of our total net revenues in 2001.

The following is a list of our top customers, based on revenues, during 2001:

       Applied Materials                          Veonis
       Samsung                                    UMC
       Seiko Epson                                Hitachi
       IBM                                        Chi Mei
       1st Silicon                                Read-Rite

Sales and Marketing

We believe that a direct sales and support capability is essential for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide direct sales support from our corporate office in California. We have a direct sales presence in South Korea, Taiwan and Japan. We use selected sales representatives and distributors in the United States and other countries in Asia, Europe and the Middle East. We intend to continue to develop our distribution network by expanding our existing offices and opening new offices and forming additional distribution relationships. We believe that growing our international distribution network will enhance our competitive position. We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of metrology systems in general and the features and advantages of our products in particular. We believe that our sales and application engineers are skilled in working with customers to solve complex measurement and process problems.

Sales to customers in foreign countries constituted approximately 60.9%, 60.6% and 64.8% of total net revenues for 1999, 2000 and 2001, respectively. Direct exports of our metrology systems to foreign customers and shipments to our subsidiaries require general export licenses. See note 11 of the notes to consolidated financial statements for information regarding total net revenues and long-lived assets of our foreign operations.

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

    Optical Critical Dimension Technology. Our OCD technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. This non-destructive  CD  measurement  technology is compatible  with the current
    0.13 micrometer  manufacturing  technology and is extendible to below future
    0.1 micrometer requirements in both the photolithography and etch process applications. OCD combines non-contact optical technology with extremely powerful data analysis software to provide highly accurate measurements results for line width, height and sidewall angles. This technology is available in both standalone and integrated platforms.

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

Customer Service and Support

We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long- term relationships with our customers. We provide support to our customers through telephonic technical support access, direct training programs and operating manuals and other technical support information. We use our demonstration equipment for training programs in addition to sales and marketing. We provide warranty and post-warranty service from our corporate office in California. We also have service operations based in Massachusetts, Oregon, Pennsylvania, Idaho, Vermont and Texas. We provide local service and spare parts in the United Kingdom through our office in Scotland and in the rest of Europe by distributors and sales representatives. In Asia, service is provided by direct offices in Japan, Korea, Taiwan and by a new service office that we opened in Singapore in 2000. Our distributors and representatives provide service in other countries in Asia.

We provide a one-year warranty on parts and labor for products sold domestically and in foreign markets. Service revenue, including sales of replacement parts, represented approximately 8.7% and 10.4% of total net revenues in 2000 and 2001, respectively.

Backlog

As of December 31, 2001 our backlog was approximately $7.6 million. As of December 31, 2000, our backlog was approximately $27.2 million. Backlog includes orders for products that we expect to ship within 12 months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be canceled or rescheduled. As only a portion of our revenues for any fiscal quarter is represented by systems in backlog, we do not believe that backlog is a meaningful or accurate indication of our future revenues and performance.

Competition

The market for our metrology systems is intensely competitive and characterized by rapidly evolving technology. We compete on a global basis with both larger and smaller companies in the United States, Japan, Israel and Europe. We compete primarily with: stand-alone thin film measurement products from KLA-Tencor Corporation, Therma-Wave, Inc., Rudolph Technologies and Dai Nippon Screen; integrated thin film measurement products from Nova Measuring Instruments Ltd. and Sensys which was recently acquired by Therma-Wave; and overlay measurement products from KLA-Tencor Corporation, Accent Technologies and Schlumberger Ltd. Many of our competitors have substantially greater financial, engineering, manufacturing and marketing resources than we do. Significant competitive factors include: measurement technology, system performance (including automation and software capability), ease of use, reliability, established customer bases, cost of ownership, price and global customer service. We believe that we compete favorably with respect to these factors, but we must continue to develop and design new and improved products in order to maintain our competitive position.

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

Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We have entered into an agreement with J.A. Woollam Company for the purchase of the spectroscopic ellipsometer components. Additionally, we use Newport as our primary source of robotics components.

Research and Development

Our research and development is directed towards enhancing existing products and developing and introducing new products to maintain technological leadership and to meet current and evolving customer needs. Our process, engineering, marketing, operations and management personnel have developed close collaborative relationships with many of our customers' counterparts and have used these relationships to identify market demands and target our research and development to meet those demands. We are working to develop potential applications of new and emerging technologies, including improved metrology methods. We conduct research and development at our facilities in California, Korea and Japan. We have extensive proprietary technology and expertise in such areas as spectroscopic reflectometry using our patented absolute reflectivity, robust pattern recognition and complex measurement software algorithms. We continue to add to our intellectual property, most recently in the areas of critical dimension measurement and integrated metrology. We also have extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. Expenditures for research and development during 1999, 2000 and 2001 were $4.7 million, $9.2 million and $10.8 million, and represented 12.8%, 13.3% and 22.6% of total net revenues, respectively.

Intellectual Property

Our success depends in large part on the technical innovation of our products. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology systems. We hold a number of United States patents with several pending patents. The United States patents, issued during the period 1985 to 2001, will expire from 2002 to 2020. While we attempt to protect our intellectual property rights through patents and non-disclosure agreements, we believe that our success will depend to a greater degree upon innovation, technological expertise and our ability to adapt our products to new technology. We may not be able to protect our technology, and competitors may be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States.

From time to time we receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe their proprietary rights. We typically refer such matters to our legal counsel.

Employees

At December 31, 2001, we employed approximately 280 persons worldwide, including 81 in research and development, 55 in manufacturing and manufacturing support, 119 in marketing, sales and field service and 25 in general administration and finance. None of these employees is represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical, managerial, financial and marketing personnel, who are in great demand in the industry. We consider our employee relations to be good.

Executive Officers of the Registrant

The following are our current executive officers and their ages as of December 31, 2001:

Name                                           Age            Position
Vincent J. Coates...........................   76             Chairman of the Board, Secretary
John D. Heaton..............................   41             President, Chief Executive Officer and Director
Paul B. Nolan...............................   46             Vice President and Chief Financial Officer
Roger Ingalls Jr............................   40             Vice President and Director of Sales

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

Mr. John Heaton joined us in September 1990 and in April 1994 was elected Vice President of Engineering and General Manager. In July 1995, he was appointed to the Board of Directors. He has been President since May 1996 and was elected Chief Executive Officer in April 1998. Mr. Heaton served in various technical roles at National Semiconductor, a semiconductor manufacturer, from 1978 to 1990 prior to joining us.

Mr. Paul Nolan joined us in March 1989 and in March 1994 was elected Vice President and Chief Financial Officer. Mr. Nolan served as Financial Analyst at Harris Corporation, an international communications equipment company, prior to joining us.

Mr. Roger Ingalls has been employed by us since March 1995 and was elected Vice President in October 1997. During his employment with us, Mr. Ingalls has served as U.S. Sales and Product Manager, and most recently Director of North American Sales. Prior to joining us, he served as a sales engineer for Nikon Inc., a photo equipment manufacturer, from March 1993 to March 1995.

ITEM 2.  PROPERTIES

Our principal manufacturing and administrative facility is located in Milpitas, California in a 133,000 square foot building owned by the Company. We purchased the Milpitas facility in July 2000 and moved into the facility in November 2000. We also have sales and service offices in Texas, Singapore and Taiwan. Rent expense for our facilities was approximately $302,000 for 2001.

Through our Japanese subsidiary, we own a 50,000 square foot facility in Narita, Japan. This facility is utilized by our Japanese subsidiary for sales, service, engineering and manufacturing. Our Japanese subsidiary also leases three sales and service offices.

Through our Korean subsidiary, we built in 2001 a 39,000 square foot facility in Pyungtaek, Korea. This facility is utilized by our Korean subsidiary for sales, service, engineering and manufacturing.

We are not now operating at full capacity in our current facilities, which are adequate for our business and will continue to meet our utilization needs into the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against us. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol "NANO." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                High       Low
                                                                ----       ---
2000
    First Quarter...........................................   $52.13     $18.13
    Second Quarter..........................................   $49.75     $19.75
    Third Quarter...........................................   $63.88     $28.88
    Fourth Quarter..........................................   $54.50     $10.63
2001
    First Quarter...........................................   $22.31     $12.38
    Second Quarter..........................................   $32.95     $13.50
    Third Quarter...........................................   $36.66     $13.00
    Fourth Quarter..........................................   $27.65     $14.71

On February 26, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $16.15 per share. As of December 31, 2001, there were approximately 122 shareholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1999, 2000 and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001, have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and have been audited by Deloitte & Touche LLP, independent auditors. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1997 and 1998, and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                          Years Ended December 31,
                                                          1997         1998          1999         2000          2001
                                                          ----         ----          ----         ----          ----
                                                                     (In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
  Product sales......................................   $32,767       $29,718       $32,162      $63,468       $42,653
  Service............................................     3,890         3,546         4,246        6,023         4,931
                                                        -------       -------       -------      -------       -------
     Total net revenues..............................    36,657        33,264        36,408       69,491        47,584
                                                        -------       -------       -------      -------       -------
Costs and expenses:
  Cost of product sales..............................    12,092        13,002        14,606       25,082        17,949
  Cost of service....................................     3,632         3,669         4,560        6,022         5,406
  Research and development...........................     2,986         4,206         4,658        9,238        10,760
  Acquired in-process research and development ......        --         1,421            --           --            --
  Selling............................................     6,050         5,728         5,871       10,313         9,523
  General and administrative.........................     2,765         2,828         2,973        4,258         4,177
                                                        -------       -------       -------      -------       -------

     Total costs and expenses........................    27,525        30,854        32,668       54,913        47,815
                                                        -------       -------       -------      -------       -------

Income (loss) from operations........................     9,132         2,410         3,740       14,578          (231)
                                                        -------       -------       -------      -------       -------

Other income (expense):
  Interest income....................................       535           572           662        4,129         2,576
  Interest expense...................................      (110)         (108)         (180)         (76)          (86)
  Other, net.........................................      (175)           64            94         (150)         (517)
                                                        -------       -------       -------      -------       -------

     Total other income, net.........................       250           528           576        3,903         1,973
                                                        -------       -------       -------      -------       -------

Income before income taxes...........................     9,382         2,938         4,316       18,481         1,742

Provision for income taxes...........................     3,625         1,108         1,682        5,942           782
                                                        -------       -------       -------      -------       -------

Income before cumulative effect of change in
   accounting principle..............................    $5,757        $1,830        $2,634      $12,539          $960

Cumulative effect of change in revenue
   recognition principle (SAB 101)...................         -             -             -       (1,364)*           -
                                                        -------       -------       -------      -------       -------

Net Income...........................................    $5,757        $1,830        $2,634      $11,175          $960
                                                        =======       =======       =======      =======       =======
Basic net income (loss) per share:
  Income before cumulative effect of
   change in accounting principle....................     $0.69         $0.21         $0.30        $1.14         $0.08
  Cumulative effect of change in revenue
  recognition principle (SAB 101)....................         -             -             -        (0.12)*           -
                                                        -------       -------       -------      -------       -------
  Net income.........................................     $0.69         $0.21         $0.30        $1.02         $0.08
                                                        =======       =======       =======      =======       =======
Diluted net income (loss) per share:
  Income before cumulative effect of
   change in accounting principle....................     $0.65         $0.20         $0.28        $1.06         $0.08
  Cumulative effect of change in revenue
  recognition principle (SAB 101)....................         -             -             -        (0.12)*           -
                                                        -------       -------       -------      -------       -------
  Net income.........................................     $0.65         $0.20         $0.28        $0.94         $0.08
                                                        =======       =======       =======      =======       =======

* Refer to discussions on SAB 101 in Item 7. "Management's  Discussion and Analysis of Financial Condition and Results
  of Operations."

                                                                             Years Ended December 31,
                                                              1997        1998        1999        2000        2001
                                                              ----        ----        ----        ----        ----
Shares used in per share computation:

  Basic..............................................         8,325        8,635       8,829       10,986     11,691
                                                              =====        =====       =====       ======     ======
  Diluted............................................         8,820        9,041       9,393       11,845     12,161
                                                              =====        =====       =====       ======     ======

                                                                                   December 31,
                                                                                   -------------
                                                              1997        1998        1999         2000        2001
                                                              ----        ----        ----         ----        ----
                                                                                   (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments             $13,251     $11,431     $18,140      $69,788     $47,227
Working capital............................................    28,653      30,621      36,021       92,420      80,171
Total assets...............................................    36,243      39,305      46,410      144,796     142,355
Debt obligations, less current portion.....................     2,568       2,496       2,288        4,236       3,314
Total shareholders' equity.................................    28,528      32,010      38,155      127,009     129,845


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives and intentions. In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in "Factors That May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could materially and adversely affect our business, operating results and financial condition. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

We are a leader in the design, manufacture, marketing and support of thin film metrology systems for the semiconductor, flat panel display and magnetic recording head industries. We have made several strategic changes in our business over the past three years that have enabled us to further participate in these markets. These changes include:

     o becoming an original equipment manufacturer, or OEM, of metrology systems that are integrated into various types of semiconductor processing equipment;

     o the development of new products that can be used for 300 millimeter wafers and chemical mechanical planarization;

     o an increased emphasis on product development, manufacturing and direct sales in Japan and Korea;

     o a shift to direct sales from third-party representatives in Asia and the United States;

     o a decision to outsource certain system components such as robotics, enabling us to leverage our technical resources; and

     o the acquisition of inspection and metrology technology from Phase Metrics in December 1999.

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

  We derive our revenues from product sales and services, which include sales of accessories and service to the installed base of products. For the year ended December 31, 2001, we derived 89.6% of our total net revenues from product sales and 10.4% of our total net revenues from services. Revenues from product sales and replacement and spare parts are generally recognized at the time of shipment. Revenues from service work are recognized when performed. In certain geographical regions where risk of loss and title do not transfer upon shipment, payments received are recorded as deferred revenue and recognized upon customer acceptance. See note 1 of the notes to consolidated financial statements for more information regarding our revenue recognition policy.

Critical Accounting Policies

Revenue Recognition - Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For product sales, this generally occurs at the time of shipment, and for revenues from service work, this generally occurs when the work is performed. Revenues from service contracts are recognized ratably over the period under contract. We sell the majority of our products with a one-year repair or replacement warranty and record a provision for estimated claims at the time of sale.

In certain geographical regions where risk of loss and title transfers upon customer acceptance, payments received are recorded as deferred revenue and recognized as revenue upon customer acceptance.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB 101 clarified delivery criteria, which affected our revenue recognition policy. We applied the provisions of SAB 101 in the quarter ended December 31, 2000, retroactive as of the beginning of the fiscal year. Accordingly, the accompanying consolidated statements of income for the year ended December 31, 2000 and 2001, is reflected in accordance with SAB 101. The impact of adoption of SAB 101 in fiscal 2000 resulted in $7.8 million of revenue being deferred to future periods. In addition, the impact of adoption of SAB 101 resulted in a cumulative effect of $1.4 million resulting from the recognition of certain historic 1999 revenues in 2000.

Results of Operations

The following table presents our consolidated statements of operations data as a percentage of total net revenues for the years ended December 31, 1999, 2000 and 2001:

                                                                                           Years Ended December 31,
                                                                                           ------------------------
                                                                                     1999            2000            2001
                                                                                     ----            ----            ----
Net revenues:
    Product sales............................................................        88.3%           91.3%           89.6%
    Service..................................................................        11.7             8.7            10.4
                                                                                    -----           -----           -----
       Total net revenues....................................................       100.0           100.0           100.0
                                                                                    -----           -----           -----
Cost and expenses:
    Cost of product sales....................................................        40.1            36.1            37.7
    Cost of service..........................................................        12.5             8.7            11.4
    Research and development.................................................        12.8            13.3            22.6
    Selling..................................................................        16.1            14.8            20.0
    General and administrative...............................................         8.2             6.1             8.8
                                                                                    -----           -----           -----

       Total cost and expenses...............................................        89.7            79.0           100.5
                                                                                    -----           -----           -----

Income (loss) from operations................................................        10.3            21.0            (0.5)
                                                                                    -----           -----           -----
Other income (expense):
    Interest income..........................................................         1.8             5.9             5.4
    Interest expense.........................................................        (0.5)           (0.1)           (0.2)
    Other, net...............................................................         0.3            (0.2)           (1.1)
                                                                                    -----           -----           -----

       Total other income, net...............................................         1.6             5.6             4.1
                                                                                    -----           -----           -----

Income before income taxes...................................................        11.9            26.6             3.6
Provision for income taxes...................................................         4.7             8.6             1.6
                                                                                    -----           -----           -----

Income before cumulative effect of change in accounting principle............         7.2            18.0             2.0

Cumulative effect of change in revenue recognition principle (SAB 101).......           -            (2.0)              -
                                                                                    -----           -----           -----

Net income...................................................................         7.2%           16.0%            2.0%
                                                                                    =====           =====           =====

Years ended December 31, 1999, 2000 and 2001

Total net revenues. Total net revenues decreased 31.5% from $69.5 million in 2000 to $47.6 million in 2001. Product sales decreased 32.8% from $63.5 million in 2000 to $42.7 million in 2001. Unit sales of automated, integrated and tabletop systems were each down from their 2000 levels. The decrease in product sales resulted from reduced demand for semiconductor process control metrology equipment in 2001, especially in the U.S. and Asia. We believe that this reduced demand was attributable primarily to overcapacity in the semiconductor industry as well as the economic slowdown in the U.S. and Japan in 2001. Service revenue decreased 18.1% from $6.0 million in 2000 to $4.9 million in 2001. The decrease in service revenue is primarily attributable to lower sales of parts and services in the U.S. and Asia in 2001 due in part to the decline in the semiconductor market discussed above. Total net revenues increased 90.9% from $36.4 million in 1999 to $69.5 million in 2000. Product sales increased 97.3% from $32.2 million in 1999 to $63.5 million in 2000. The increase in product sales resulted from stronger demand for our products, especially in the U.S. and Asia. However, this was offset by the change in accounting principle (SAB 101) which had the impact of lowering both the product sales and the total net revenues by approximately $5.0 million in 2000. Service revenue increased 41.8% from $4.2 million in 1999 to $6.0 million in 2000. The increase in service revenue is primarily attributable to higher sales of parts and services in the U.S. and Asia in 2000 due in part to the continued growth in the semiconductor market. International revenues, which includes sales by our foreign subsidiaries, constituted approximately 60.9%, 60.6% and 64.8% of total net revenues for 1999, 2000 and 2001, respectively.

Cost of product sales. Cost of product sales as a percentage of product sales increased from 39.5% in 2000 to 42.1% in 2001 primarily because of lower sales volumes in 2001 resulting in higher per unit manufacturing costs along with increased manufacturing capacity added to our U.S. facility in 2001. Cost of product sales as a percentage of product sales decreased from 45.4% in 1999 to 39.5% in 2000 primarily because of higher sales volumes in 2000 resulting in lower per unit manufacturing costs. The change in accounting principle (SAB 101) had the impact of lowering the cost of product sales as a percentage of product sales from approximately 40.4% to 39.5% in 2000.

Cost of service. Cost of service as a percentage of service revenue increased from 100.0% in 2000 to 109.6% in 2001 primarily as a result of lower service sales in the U.S and Asia and the addition of service personnel in Singapore. Cost of service as a percentage of service revenue decreased from 107.4% in 1999 to 100.0% in 2000 primarily as a result of higher service sales in the U.S and Asia.

Research and development. Research and development expenses increased 16.5% from $9.2 million in 2000 to $10.8 million in 2001 as a result of additional headcount and higher materials expenses used in the development of new products in 2001. Research and development expenses increased 98.3% from $4.7 million in 1999 to $9.2 million in 2000 as a result of additional headcount and higher materials expenses in 2000. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain our competitive position. During 2001, research and development expenses represented 22.6% of total net revenues, compared to 13.3% in 2000 and 12.8% in 1999.

Selling. Selling expenses decreased 7.7% from $10.3 million in 2000 to $9.5 million in 2001 primarily because of lower sales and related expenses including commissions in 2001. Selling expenses increased 75.7% from $5.9 million in 1999 to $10.3 million in 2000 primarily because of higher sales and related expenses including headcount and commissions in 2000. In 2001, selling expenses represented 20.0% of total net revenues, compared to 14.8% in 2000 and 16.1% in 1999.

General and administrative. General and administrative expenses decreased 1.9% from $4.3 million in 2000 to $4.2 million in 2001. General and administrative expenses increased 43.2% from $3.0 million in 1999 to $4.3 million in 2000 as a result of higher spending associated with the increase in total net revenues. During 2001, general and administrative expenses represented 8.8% of total net revenues, compared to 6.1% in 2000 and 8.2% in 1999.

Total other income, net. Total other income, net decreased 49.4% from $3.9 million in 2000 to $2.0 million in 2001 primarily due to lower interest income in 2001. Total other income, net increased 577.6% from $576,000 in 1999 to $3.9 million in 2000 primarily due to higher interest income in 2000.

Provision for income taxes. Our effective income tax rate increased from 32.2% in 2000 to 44.9% in 2001 primarily due to profits earned by our Japanese subsidiary that could not be offset against losses from our other subsidiaries. Our effective income tax rate decreased from 39.0% in 1999 to 32.2% in 2000 primarily due to an R&D tax credit taken in 2000 and reversal of the valuation allowance related to our Japanese subsidiary. The effective income tax rates in 2001 and 1999 exceeded the U.S. statutory rate due primarily to foreign tax provision higher than U.S. rates and changes in the valuation allowance partially offset by the realization of foreign sales corporation benefit while in 2000 the effective rate was lower than the U.S. statutory rate due primarily to utilization of tax credits, higher foreign sales corporation benefit and change in valuation allowance offset by higher state income tax.

Cumulative  effect of change in revenue  recognition  principle  (SAB 101).  The cumulative effect of $1.4 million in 2000 is the net result of recording $2.5 million in net revenues, which were previously recorded in 1999, offset by $1.1 million in related costs and expenses.

Liquidity and Capital Resources

On December 31, 2001, our cash, cash equivalents and short-term investments totaled $47.2 million as compared to $69.8 million at December 31, 2000. These funds are invested primarily in U.S. Treasury Bills. Our working capital of $80.2 million at December 31, 2001 decreased from $92.4 million at December 31, 2000. We believe that our working capital, including cash, cash equivalents and short-term investments, will be sufficient to meet our needs at least through the next twelve months.

Operating activities during 2001 used cash of $7.1 million primarily from increased inventory and lower other current liabilities offset partially by lower accounts receivable resulting from reduced sales levels in 2001. Investing activities provided $36.3 million due primarily to net sales of short-term investments of $52.9 million offset to some extent by $13.2 million in capital expenditures used to improve our facilities and to expand our manufacturing capacity. Financing activities provided cash of $501,000 primarily from the sale of shares under the employee stock purchase and option plans offset to some extent by the net repayment of debt obligations related to mortgages in Japan.

Operating activities during 2000 provided cash of $9.5 million primarily from net income and increased accounts payable and other current liabilities offset partially by higher accounts receivable and inventory levels. Investing activities used $73.4 million due to net purchases of short-term investments of $38.1 million and $35.3 million in capital expenditures used for the purchase and improvement of our building in Milpitas, California. Financing activities provided cash of $77.5 million primarily from a public offering of common stock in March 2000, the issuance of debt obligations and the sale of shares under the employee stock purchase and option plans offset by the net repayment of debt obligations related to mortgages in Japan.

Operating activities during 1999 provided cash of $7.1 million primarily from net income and changes in income taxes of $2.8 million. Investing activities used $5.9 million due to net purchases of short-term investments of $4.8 million and $1.0 million in capital expenditures and prepaid licenses fees. Financing activities provided cash of $816,000 primarily due to the sale of shares under the employee stock purchase and option plans offset by the net repayment of debt obligations related to mortgages in Japan of $1.3 million.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments which may affect our cash position and working capital balances.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for us beginning in the first quarter of fiscal year 2001. The adoption of this statement did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin was required by the fourth fiscal quarter of 2000 and the effects are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. We implemented SAB No. 101 during the fourth quarter of fiscal 2000, which resulted in a cumulative effect of change in revenue recognition principle in the amount of $1.4 million. The impact of SAB No. 101 on our revenues and costs are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Nanometrics will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, Nanometrics will stop the amortization of goodwill with an expected net carrying value of $1,181,000 at the date of adoption and annual amortization of $288,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill acquired subsequent to June 30, 2001 will not be amortized.

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

Factors That May Affect Future Operating Results

You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

    Cyclicality in the semiconductor, flat panel display and magnetic recording head industries has led to substantial decreases in demand for our systems and may from time to time continue to do so.

    Our operating results have varied significantly due to the cyclical nature of the semiconductor, flat panel display and magnetic recording head industries. The majority of our business depends upon the capital expenditures of semiconductor device and capital equipment manufacturers. These manufacturers' capital expenditures, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns have often resulted in substantial decreases in the demand for capital equipment, including metrology systems. We have found that the resulting decrease in capital expenditures has typically been more pronounced than the downturn in semiconductor device industry revenues. We expect the cyclical nature of the semiconductor industry, and therefore, our business, to continue. Currently, the semiconductor industry is experiencing a downturn. Should the downturn continue, our business and results of operations could suffer.

    We are highly dependent on international sales and operations, which exposes us to foreign political and economic risks.

    Sales to customers in foreign countries accounted for approximately 60.6% and 64.8% of our total net revenues in 2000 and 2001, respectively. We maintain facilities in Japan and Korea. We anticipate that international sales will continue to account for a significant portion of our revenues.

    Our reliance on international sales and operations exposes us to foreign political and economic risks, including:

     o    political, social and economic instability;

     o    trade restrictions and changes in tariffs;

     o    import and export license requirements and restrictions;

     o    difficulties in staffing and managing international operations;

     o    disruptions in international transport or delivery;

     o    fluctuations in currency exchange rates;

     o    difficulties in collecting receivables; and

     o    potentially adverse tax consequences.

    If any of these risks materialize, our international sales could decrease and our foreign operations could suffer.

    Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies.

    Our sales to customers in Asian markets represented approximately 55.0% and 52.8% of our total net revenues in 2000 and 2001, respectively. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced general economic weaknesses over the past year which has adversely affected our sales to semiconductor manufacturers located in these regions and could harm our sales in future periods.

    Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or if they delayed or cancelled a large order.

    Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues would significantly decline. In 2001, sales to Applied Materials accounted for 17.6% of our total net revenues. In 2000, sales to Applied Materials, Hyundai and TSMC accounted for 20.5%, 11.8% and 10.0% of our total net revenues. There are only a limited number of large companies operating in the semiconductor, flat panel display and magnetic recording head industries. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor, flat panel display and magnetic recording head manufacturers and suppliers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

    We depend on Applied Materials for sales of our integrated metrology systems, and the loss of Applied Materials as a customer could harm our business.

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

    Our quarterly operating results have varied in the past and probably will continue to vary significantly in the future, which will cause volatility in our stock price.

    Our quarterly operating results have varied significantly in the past and are likely to vary in the future, which could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

     o    changes in customer demand for our systems;

     o economic conditions in the semiconductor, flat panel display and magnetic recording head industries;

     o    the timing, cancellation or delay of customer orders and shipments;

     o    market acceptance of our products and our customers' products;

     o competitive pressures on product prices and changes in pricing by our customers or suppliers;

     o the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;

     o    the timing of acquisitions of businesses, products or technologies;

     o the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels; and

     o fluctuations in foreign currency exchange rates, particularly the Japanese yen.

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

    We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue.

    We rely on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We have entered into arrangements with J.A. Woollam Company for the purchase of the spectroscopic ellipsometer component and Newport for the robotics incorporated in our advanced measurement systems. Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

     o    we may be unable to obtain an adequate supply of required components;

     o we have reduced control over pricing and the timely delivery of components and subassemblies; and

     o our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

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

    Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products.

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

    Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.

    Variations in the length of our sales cycles could cause our revenues to fluctuate widely from period to period. Our customers generally take long periods of time to evaluate our metrology systems. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems. The length of time that it takes for us to complete a sale depends upon many factors, including:

     o    the   efforts   of  our  sales   force  and  our   independent   sales
          representatives and distributors;

     o    the complexity of the customer's metrology needs;

     o    the  internal   technical   capabilities  and  sophistication  of  the
          customer;

     o    the customer's budgetary constraints; and

     o the quality and sophistication of the customer's current processing equipment.

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

    If we do make a sale, our customers often purchase only one of our systems, and then evaluate its performance for a lengthy period of time before purchasing additional systems. The purchases are generally made by purchase orders and not long-term contracts. The number of additional products that a customer purchases, if any, depends on many factors, including a customer's capacity requirements. The period between a customer's initial purchase and any subsequent purchases can vary from three months to a year or longer, and variations in the length of this period could cause fluctuations in our operating results and stock price.

    Relatively small fluctuations in our system costs may cause our operating results to vary significantly each quarter.

    During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems range in price from approximately $200,000 to $700,000 per system, our integrated metrology systems range in price from approximately $80,000 to $300,000 per system and our tabletop metrology systems range in price from approximately $50,000 to $200,000 per system. Accordingly, a small change in the number of systems we sell will cause significant changes in our operating results.

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

    Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to attract customers from our competitors even if our metrology systems are superior to theirs.

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

    If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease.

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

    If we are not successful in developing new and enhanced metrology systems we will likely lose market share to our competitors.

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

    Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights by us.

    Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. There can be no assurance that our new products do not infringe any valid intellectual property rights.

    Our intellectual property may infringe or be infringed upon by third parties despite our efforts to protect it, which could threaten our future success and competitive position.

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

    We must expend a significant amount of time and resources to develop new products, and if these products do not achieve commercial acceptance, our operating results may suffer.

    We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of new systems. Our ability to commercially introduce and successfully market new systems is subject to a wide variety of challenges during this development cycle that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, our operating results may suffer.

    We must attract and retain key personnel with relevant industry knowledge to help support our future growth, and competition for such personnel in our industry is intense.

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

    We manufacture all of our systems at a limited number of facilities, and any prolonged disruption in the operations of those facilities could reduce our revenues.

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

    If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

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

    Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

    In 2000 and 2001, 60.6% and 64.8%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Taiwan, Korea and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at December 31, 2000 and 2001 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at December 31, 2000 and 2001. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At December 31, 2000 and 2001, our total debt obligation was $5.2 million and $3.7 million with a long-term portion of $4.2 million and $3.3 million, respectively. A hypothetical 10% change in interest rates at December 31, 2001 would not have a material impact on our results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditors' Report.............................................. II-16
Consolidated Balance Sheets............................................... II-17
Consolidated Statements of Income......................................... II-18
Consolidated Statements of Shareholders' Equity and Comprehensive Income.. II-19
Consolidated Statements of Cash Flows..................................... II-20
Notes to Consolidated Financial Statements................................ II-21

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Nanometrics Incorporated:

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nanometrics Incorporated and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
San Jose, California
February 13, 2002

                                NANOMETRICS INCORPORATED

                               CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share amounts)
                                                                                          December 31,
                                                                                          ------------
                                         ASSETS                                      2000             2001
                                                                                   --------         --------
Current assets:
Cash and cash equivalents ......................................................   $ 16,934         $ 47,227
Short-term investments..........................................................     52,854                -
Accounts receivable, net of allowances of $418 and $562 in 2000 and 2001,
respectively....................................................................     14,319            9,131
Inventories ....................................................................     15,753           26,311
Deferred income taxes ..........................................................      2,760            3,974
Prepaid expenses and other .....................................................      3,351            2,474
                                                                                   --------         --------
Total current assets............................................................    105,971           89,117

Property, plant and equipment, net..............................................     37,223           48,412

Deferred income taxes...........................................................        227              225

Other assets....................................................................      1,375            4,601
                                                                                   --------         --------
Total assets....................................................................   $144,796         $142,355
                                                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable................................................................   $  4,625         $  2,906
Accrued payroll and related expenses............................................      1,610            1,148
Deferred revenue...............................................................       3,015            2,261
Other current liabilities.......................................................      3,049            1,981
Income taxes payable............................................................        331              272
Current portion of debt obligations.............................................        921              378
                                                                                   --------         --------
Total current liabilities.......................................................     13,551            8,946

Other long=term liabilities.....................................................          -              250

Debt obligations................................................................      4,236            3,314
                                                                                   --------         --------
Total liabilities...............................................................     17,787           12,510
                                                                                   --------         --------
Commitments and contingencies (Note 6)

Shareholders' equity:
Common stock, no par value; 25,000,000 shares authorized;
11,607,839 and 11,787,033 outstanding in 2000 and 2001, respectively............     95,929           98,531
Retained earnings...............................................................     31,783           32,743
Accumulated other comprehensive loss............................................       (703)          (1,429)
                                                                                   --------         --------
Total shareholders' equity......................................................    127,009          129,845
                                                                                   --------         --------
Total liabilities and shareholders' equity......................................   $144,796         $142,355
                                                                                   ========         ========

                        See notes to consolidated financial statements.

                              NANOMETRICS INCORPORATED

                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share amounts)
                                                                                          Years Ended December 31,
                                                                                        ----------------------------
                                                                                        1999        2000        2001
                                                                                       ------      ------      ------
Net revenues:
  Product sales.................................................................     $ 32,162    $ 63,468    $ 42,653
  Service.......................................................................        4,246       6,023       4,931
                                                                                       ------      ------      ------

          Total net revenues....................................................       36,408      69,491      47,584
                                                                                       ------      ------      ------

Costs and expenses:
  Cost of product sales.........................................................       14,606      25,082      17,949
  Cost of service...............................................................        4,560       6,022       5,406
  Research and development......................................................        4,658       9,238      10,760
  Selling.......................................................................        5,871      10,313       9,523
  General and administrative....................................................        2,973       4,258       4,177
                                                                                       ------      ------      ------
         Total costs and expenses...............................................       32,668      54,913      47,815
                                                                                       ------      ------      ------
Income (loss) from operations...................................................        3,740      14,578        (231)
                                                                                       ------      ------      ------
Other income (expense):
  Interest income...............................................................          662       4,129       2,576
  Interest expense..............................................................         (180)        (76)        (86)
  Other, net....................................................................           94        (150)       (517)
                                                                                       ------      ------      ------
          Total other income, net...............................................          576       3,903       1,973
                                                                                       ------      ------      ------
Income before income taxes......................................................        4,316      18,481       1,742

Provision for income taxes......................................................        1,682       5,942         782
                                                                                       ------      ------      ------
Income before cumulative effect of change in accounting principle...............        2,634      12,539         960

Cumulative effect of change in revenue recognition principle (SAB 101)..........            -      (1,364)          -
                                                                                       ------      ------      ------
Net income......................................................................      $ 2,634    $ 11,175      $  960
                                                                                       ======      ======      ======
Basic net income (loss) per share:
  Income before cumulative effect of change in accounting principle                    $ 0.30      $ 1.14      $ 0.08
  Cumulative effect of change in revenue recognition principle (SAB 101)........            -       (0.12)          -
                                                                                       ------      ------      ------
  Net income....................................................................       $ 0.30      $ 1.02      $ 0.08
                                                                                       ======      ======      ======
Diluted net income (loss) per share:
  Income before cumulative effect of change in accounting principle.............       $ 0.28      $ 1.06.     $ 0.08
  Cumulative effect of change in revenue recognition principle (SAB 101)........            -       (0.12)          -
                                                                                       ------      ------      ------
  Net income....................................................................       $ 0.28      $ 0.94      $ 0.08
                                                                                       ======      ======      ======
Shares used in per share computation:
  Basic.........................................................................        8,829      10,986      11,691
                                                                                       ======      ======      ======
  Diluted.......................................................................        9,393      11,845      12,161
                                                                                       ======      ======      ======

                        See notes to consolidated financial statements.

                                                  NANOMETRICS INCORPORATED

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            (In thousands, except share amounts)

                                                                                       Accumulated
                                                      Common Stock                       Other         Total      Compre-
                                                   -------------------  Retained      Comprehensive Shareholders' hensive
                                                    Shares     Amount   Earnings      Income (Loss)   Equity      Income
                                                   ----------  -------- --------     -------------- ------------  -------
Balances, January 1, 1999........................   8,690,643  $ 14,170 $ 17,974    $   (134)        $ 32,010

Comprehensive income:
  Net income.....................................       -         -        2,634         -              2,634     $ 2,634
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.....       -         -         -            422              422         422
    Unrealized loss on investments...............       -         -         -            (18)             (18)        (18)
                                                                                                                  -------
           Comprehensive income..................       -         -         -            -               -        $ 3,038
                                                                                                                  =======
Issuance of common stock under employee stock
  purchase plan..................................      28,937       148     -            -                148
Issuance of common stock under stock option plan.     444,418     1,936     -            -              1,936
Tax benefit of employee stock transactions.......       -         1,023     -            -              1,023
                                                   ----------  -------- --------    --------         --------

Balances, December 31, 1999......................   9,163,998    17,277   20,608         270           38,155

Comprehensive income:
  Net income.....................................       -         -       11,175         -             11,175     $11,175
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.....       -         -         -           (981)            (981)       (981)
    Unrealized gain on investments...............       -         -         -              8                8          8
                                                                                                                  -------
           Comprehensive income..................       -         -         -            -               -        $10,202
                                                                                                                  =======
Proceeds from common stock issuances, net of $700
  of issuance costs..............................   2,012,500    72,367     -            -             72,367
Issuance of common stock under employee stock
  purchase plan..................................      16,507       261     -            -                261
Issuance of common stock under stock option plan.     414,834     2,158     -            -              2,158
Tax benefit of employee stock transactions.......       -         3,866     -            -              3,866
                                                   ----------  -------- --------    --------         --------

Balances, December 31, 2000......................  11,607,839    95,929   31,783        (703)        127,009

Comprehensive income:
  Net income.....................................       -         -          960         -                960     $   960
  Other comprehensive loss, net of tax:
    Foreign currency translation adjustments.....       -         -         -           (698)            (698)       (698)
    Unrealized gain on investments...............       -         -         -            (28)             (28)        (28)
                                                                                                                  -------
           Comprehensive income..................       -         -         -            -               -        $   234
                                                                                                                  =======
Other stock issued...............................      12,813       214     -            -                214
Issuance of common stock under employee stock
  purchase plan..................................      33,845       453     -            -                453
Issuance of common stock under stock option plan.     132,536       914     -            -                914
Tax benefit of employee stock transactions.......       -         1,021     -            -              1,021
                                                   ----------  -------- --------    --------         --------

Balances, December 31, 2001......................  11,787,033  $ 98,531 $ 32,743    $ (1,429)       $ 129,845
                                                   ==========  ======== ========    ========         ========

                                 See notes to consolidated financial statements.

                                                 NANOMETRICS INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                                            December 31,
                                                                                 --------------------------------
                                                                                 1999          2000          2001
                                                                                 ----          ----          ----
Cash flows from operating activities:
  Net income ..........................................................        $ 2,634      $ 11,175      $    960
  Reconciliation of net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization......................................            359           727         1,681
    Allowance for doubtful accounts....................................              5           -             150
    Deferred rent......................................................             (8)          (35)          -
    Loss on sale/disposal of property..................................           -               54             7
    Deferred income taxes..............................................            174        (1,130)       (1,212)
    Changes in assets and liabilities, net of effects of product line acquisition:
      Accounts receivable..............................................         (2,501)       (3,372)        4,480
      Inventories......................................................          2,449        (6,913)      (11,259)
      Prepaid income taxes.............................................          1,325          (221)        1,939
      Prepaid expenses and other.......................................           (178)       (2,078)         (797)
      Accounts payable, accrueds and other current liabilities.........          1,022         4,675        (3,335)
      Deferred revenue.................................................            319         3,544          (717)
      Income taxes payable.............................................          1,462         3,115           986
                                                                               -------      --------      --------
           Net cash provided by (used in) operating activities.........          7,062         9,541        (7,117)
                                                                               -------      --------      --------
Cash flows from investing activities:
  Purchases of short-term investments..................................        (22,575)     (114,046)     (112,146)
  Sales/maturities of short-term investments...........................         17,760        75,898       165,000
  Purchases of property, plant and equipment...........................           (511)      (35,284)      (13,178)
  Other assets.........................................................           (536)           (2)       (3,373)
                                                                               -------      --------      --------
           Net cash provided by (used in) investing activities.........         (5,862)      (73,434)       36,303
                                                                               -------      --------      --------
Cash flows from financing activities:
  Net proceeds from common stock issuance..............................           -           72,367           -
  Proceeds from issuance of debt obligations...........................             90         3,187           -
  Repayments of debt obligations.......................................         (1,358)         (457)         (866)
  Sale of shares under employee stock purchase and
    stock option plans.................................................          2,084         2,419         1,367
                                                                               -------      --------      --------
           Net cash provided by financing activities...................            816        77,516           501
                                                                               -------      --------      --------
Effect of exchange rate changes on cash................................            (92)         (131)          606
                                                                               -------      --------      --------
Net change in cash and cash equivalents................................          1,924        13,492        30,293

Cash and cash equivalents, beginning of year...........................          1,518         3,442        16,934
                                                                               -------      --------      --------
Cash and cash equivalents, end of year.................................        $ 3,442      $ 16,934      $ 47,227
                                                                               =======      ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................        $    72      $     78      $    103
                                                                               =======      ========      ========
  Cash paid for income taxes...........................................        $    82      $  3,497      $  2,402
                                                                               =======      ========      ========

                                 See notes to consolidated financial statements.

                            NANOMETRICS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 2000 and 2001

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

   Basis of Presentation - The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Fiscal Year - Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, fiscal years 1999, 2000 and 2001 all consisted of 52 weeks and ended on January 1, 2000, December 30, 2000 and December 29, 2001, respectively. For convenience in the accompanying consolidated financial statements, the year end is denoted as December 31.

   Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

   Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive income
   (loss). Gains and losses on sales of investments are determined on a specific identification basis.

   Fair Value of Financial Instruments - Financial instruments include cash equivalents, short-term investments and debt obligations. Cash equivalents and short-term investments are stated at fair market value based on quoted market prices. The recorded carrying amount of Nanometrics' debt obligations approximates fair market value.

   Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

   Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed using straight line and accelerated methods over the following estimated useful lives of the assets:

         Building and improvements                                15 - 40 years
         Machinery and equipment                                   3 - 10 years
         Furniture and fixtures                                    5 - 10 years

   Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term.

   Goodwill and Intangible Assets - Nanometrics amortizes goodwill and acquired intangible assets (included in other assets) using the straight-line method over an estimated useful life of five years.

   Long-Lived Assets - Nanometrics evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

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

   Comprehensive Income (Loss) - Accumulated other comprehensive income (loss) consists of the following (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               2000        2001
                                                               ----        ----
            Accumulated unrealized gains on
              available-for-sale securities, net..........   $   28     $    -
            Accumulated translation adjustments, net......     (731)     (1,429)

            Accumulated other comprehensive loss..........   $ (703)    $(1,429)

   Revenue Recognition - Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For product sales, this generally occurs at the time of shipment, and for revenues from service work, this generally occurs when the work is performed. Revenues from service contracts are recognized ratably over the period under contract. Nanometrics sells the majority of its product with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. In certain geographical regions where risk of loss and title transfers upon customer acceptance, payments received are recorded as deferred revenue and recognized as revenue upon customer acceptance.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB 101 clarified delivery criteria, which affected Nanometrics' revenue recognition policy. Nanometrics applied the provisions of SAB 101 in the quarter ended December 31, 2000, retroactive as of the beginning of the fiscal year. Accordingly, the accompanying consolidated statements of income for the year ended December 31, 2000 and 2001, is reflected in accordance with SAB 101. Had Nanometrics applied the provisions of SAB 101 at the beginning of 1999, unaudited pro forma results of operations for 1999 would have been as follows (in thousands, except per share amounts):

             Net income as reported.................................. $ 2,634
             Pro forma adjustment for the change in
             accounting principle applied retroactively..............    (509)
                                                                      -------
             Pro forma net income.................................... $ 2,125
                                                                      =======
             Basic net income per share as reported.................. $  0.30
             Pro forma effect of change per share....................   (0.06)
                                                                      -------
             Pro forma basic net income per share.................... $  0.24
                                                                      =======
             Diluted net income per share as reported................ $  0.28
             Pro forma effect of change per share....................  (0.05)
                                                                      -------
             Pro forma diluted net income per share.................. $  0.23
                                                                      =======

   The impact of adoption of SAB 101 in fiscal 2000 resulted in $7.8 million of revenue being deferred to future periods. In addition, the impact of adoption of SAB 101 resulted in a cumulative effect of $1.4 million resulting from the recognition of certain historical 1999 revenues in 2000.

   Stock-Based Compensation - Nanometrics accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

   Foreign Currency - The functional currencies of Nanometrics' foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of Nanometrics or its subsidiaries are included in other income (expense) and consist of a gain of $91,000 for 1999, a loss of $30,000 for 2000 and a loss of $614,000 for 2001.

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

   Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
   (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Nanometrics adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations or cash flows of Nanometrics.

   On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to believe that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Nanometrics will adopt SFAS No. 141 for business combinations initiated after June 30, 2001.

   On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Nanometrics is required to implement SFAS No. 142 on January 1, 2002 and expects to complete its initial assessment of the impairment using the requirements of SFAS No. 142 by the end of the first quarter of fiscal year 2002. However, management does not believe that a material adjustment will be necessary upon completion of this initial assessment. Nanometrics will stop the amortization of goodwill with an expected net carrying value of $1,181,000 at the date of adoption and annual amortization of $288,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill acquired subsequent to June 30, 2001 will not be amortized.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement retains a majority of the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses certain implementation issues. Although Nanometrics has not fully assessed the implications of SFAS No. 144, Nanometrics does not believe the adoption of this statement will have a significant impact on the consolidated financial position, results of operations or cash flows.

   Certain Significant Risks and Uncertainties - Financial instruments which potentially subject Nanometrics to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are held primarily with two financial institutions and consist primarily of cash in bank accounts and United States Treasury bills. Nanometrics sells its products primarily to end users in the United States and Asia, and generally does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers' financial condition. Nanometrics maintains allowances for estimated potential bad debt losses.

   Nanometrics participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on Nanometrics' future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by Nanometrics; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against Nanometrics based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and Nanometrics' ability to attract and retain employees necessary to support its growth.

   Nanometrics' customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of Nanometrics' revenues. In 2001, aggregate revenue from Nanometrics' top ten largest customers consisted of 45% of Nanometrics' total net revenues.

   Certain components and subassemblies used in Nanometrics' products are purchased from a sole supplier or a limited group of suppliers. In particular, Nanometrics currently purchases its spectroscopic ellipsometer, Fourier transform infrared reflectometry spectrometer and robotics used in its advanced measurement systems from a sole supplier or a limited group of suppliers. Any shortage or interruption in the supply of any of the components or subassemblies used in Nanometrics' products or the inability of Nanometrics to procure these components or subassemblies from alternate sources on acceptable terms, could have a material adverse effect on Nanometrics' business, financial condition and results of operations.

   Related Party Transactions - During 2001, Nanometrics extended a long-term note to an officer in the amount of $301,000. The note, which bears interest at 6% per annum, is due October 2004 and is classified as other assets on the balance sheet.

2.    Inventories

      Inventories consist of the following (in thousands):

                                                              December 31,
                                                         ---------------------
                                                           2000          2001
                                                           ----          ----
               Raw materials and subassemblies.......    $ 8,126       $18,279
               Work in process.......................      1,434         2,387
               Finished goods........................      6,193         5,645
                                                         -------       -------
               Total inventories.....................    $15,753       $26,311
                                                         =======       =======

3.    Property, Plant and Equipment

      Property, plant and equipment consists of the following (in thousands):

                                                               December 31,
                                                         ---------------------
                                                           2000          2001
                                                           ----          ----
            Land ....................................    $16,462       $16,597
            Building and improvements ...............     17,700        29,299
            Machinery and equipment .................      1,712         4,418
            Furniture and fixtures ..................        849         1,631
            Construction in progress ................      3,397           126
            Leasehold improvements ..................         12            13
                                                         -------       -------
                                                          40,132        52,084
            Accumulated depreciation and amortization     (2,909)      (3,672)
                                                         -------       -------
            Total property, plant and equipment, net.    $37,223       $48,412
                                                         =======       =======

4.    Other Current Liabilities

      Other current liabilities consist of the following (in thousands):

                                                           December 31,
                                                      ---------------------
                                                        2000           2001
                                                        ----           ----
            Commissions payable...................    $1,249          $  288
            Accrued warranty......................       809             435
            Accrued professional services.........       203             210
            Other ................................       788           1,048
                                                      -------        -------
            Total other current liabilities.......    $3,049          $1,981
                                                      =======        =======

5.    Debt Obligations

      Debt obligations consist of the following (in thousands):

                                                           December 31,
                                                      ---------------------
                                                        2000           2001
                                                        ----           ----

            1995 working capital bank loan ........   $1,575          $1,068
            1996 working capital bank loan ........      470             336
            2000 working capital bank loan ........    2,625           2,288
            Other debt obligations ................      487            --
                                                      ------          ------
            Total .................................    5,157           3,692
            Current portion of debt obligations ...     (921)           (378)
                                                      ------          ------
            Debt obligations ......................   $4,236          $3,314
                                                      ======          ======

   The 1995 working capital bank loan was obtained by Nanometrics' Japanese subsidiary. The loan is collateralized by receivables of the Japanese subsidiary and is guaranteed by the parent, Nanometrics Incorporated. The loan is denominated in Japanese yen ((Y)140,000,000 at December 31, 2001) and bears interest at 3.3% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2005.

   The 1996 working capital bank loan was obtained by Nanometrics' Japanese subsidiary and is collateralized by land and building. The loan is denominated in Japanese yen ((Y)44,000,000 at December 31, 2001) and bears interest at 3.4% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2006.

   The 2000 working capital bank loan was obtained by Nanometrics' Japanese subsidiary and is collateralized by land and building. The loan is denominated in Japanese yen ((Y)300,000,000 at December 31, 2001) and bears interest at 2.1% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in November 2010.

   Other debt obligations represent short-term borrowings by Nanometrics' Japanese subsidiary which are collateralized by the subsidiary's accounts receivable. The borrowings are denominated in Japanese yen and bear interest at 1.5% per annum.

   At December 31, 2001, future annual maturities of debt obligations are as follows (in thousands):

               2002.................................................   $  378
               2003.................................................      458
               2004.................................................      696
               2005.................................................      544
               2006.................................................      360
               Thereafter...........................................    1,256
                                                                       ------

               Total................................................   $3,692
                                                                       ======

6.    Commitments and Contingencies

   Nanometrics leases manufacturing and administrative facilities and certain equipment under noncancellable operating leases. Nanometrics' corporate headquarters facility lease was terminated in November 2000 when corporate headquarters moved into a newly purchased facility. Rent expense for 1999, 2000 and 2001 was approximately $867,000, $1,221,000 and $302,000, respectively. Future minimum lease payments under Nanometrics' operating leases for each of the years ending December 31 are as follows (in thousands):

               2002...................................................     $133
               2003...................................................       96
               2004...................................................       45
               2005...................................................       29
               2006...................................................        2
               Thereafter.............................................        -
                                                                           ----
               Total..................................................     $305
                                                                           ====

   In September 1998, Nanometrics' Korean subsidiary entered into a lease agreement for manufacturing facilities. The lease payments are based on a percentage of net product sales, as defined. The lease was terminated in February 2001, in conjunction with the completion of the new facility.

   Pursuant to a 1985 agreement, as amended, if Nanometrics' Chairman of the Board is involuntarily removed from his position, Nanometrics is required to continue his salary and related benefits for a period of five years from such date.

7.    Shareholders' Equity

      Common Stock

   The authorized capital stock of Nanometrics consists of 25,000,000 common shares, of which 22,500,000 shares have been designated "Common Stock" and 2,500,000 shares have been allocated to all other series of common shares, collectively designated "Junior Common."

      Net Income per Share

   The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

                                                              Years Ended December 31,
                                                             -------------------------
                                                              1999      2000     2001
                                                              ----      ----     ----
   Weighted average shares outstanding - shares used in
     basic net income per share computation..............     8,829    10,986   11,691
   Dilutive effect of common stock equivalents,
     using the treasury stock method.....................       564       859      470
                                                              -----    ------   ------
   Shares used in diluted net income per share computation    9,393    11,845   12,161
                                                              =====    ======   ======

   During 1999, 2000 and 2001, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At December 31, 1999, 2000 and 2001, 51,000, 738,700 and 936,917, respectively, of Nanometrics' outstanding common stock options with weighted average exercise prices of $19.59, $35.58 and $19.39, respectively, per share were excluded from the diluted net income per share computation.

      Stock Option Plans

   Under the 1991 Stock Option Plan (the 1991 Option Plan), as amended, Nanometrics may grant options to acquire up to 3,000,000 shares of common stock to employees and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 50% of fair market value for nonstatutory stock options. These options generally expire five years from the date of grant and become exercisable as they vest, generally 33.3% upon each anniversary of the grant, as set forth in the stock option agreements. The 1991 Option Plan expired in July 2001.

   Under the 1991 Directors' Stock Option Plan (the 1991 Directors' Plan), nonemployee directors of Nanometrics are automatically granted options to acquire 10,000 shares of common stock, at the fair market value at the date of grant, each year that such person remains a director of Nanometrics. Options granted under the Directors' Plan become exercisable as they vest 33.3% upon each anniversary of the grant and expire five years from the date of grant. The total shares authorized under the 1991 Directors' Plan are 300,000. The 1991 Directors' Plan expired in July 2001.

   Under the 2000 Stock Option Plan (the 2000 Option Plan), Nanometrics may grant options to acquire up to 1,250,000 shares of common stock to employees and consultants at prices not less than the fair market value at date of grant for incentive and nonstatutory stock options. These options generally expire ten years from the date of grant, or a shorter term as provided by the stock option agreement and become exercisable as they vest, generally 33.3% upon each anniversary of the grant, as set forth in the stock option agreements. The 2000 Option Plan is the successor to the 1991 Option Plan, and all options existing under the 1991 Option Plan will continue to be governed by existing terms until exercise, cancellation or expiration.

   Under the 2000 Directors' Stock Option Plan (the 2000 Directors' Plan), nonemployee directors of Nanometrics are automatically granted options to acquire 10,000 shares of common stock, at the fair market value at the date of grant, each year that such person remains a director of Nanometrics. Options granted under the Directors' Plan become exercisable as they vest 33.3% upon each anniversary of the grant and expire five years from the date of grant. The total shares authorized under the 2000 Directors' Plan are 250,000. The 2000 Directors' Plan is the successor plan to the 1991 Directors' Plan, and all options existing under the 1991 Directors' Plan will continue to be governed by existing terms until exercise, cancellation or expiration.

   Option activity under the plans is summarized as follows:

                                                                           Outstanding Options
                                                                  --------------------------------------
                                                                                            Weighted
                                                                    Shares     Number of     Average
                                                                   Available    Shares    Exercise Price
                                                                   ---------    ------    --------------
        Balances, January 1, 1999 (745,171 exercisable
           at a weighted average price of $4.57)..............      827,821    1,590,433     $ 5.25

        Exercised.............................................            -     (444,418)      4.36
        Granted (weighted average fair value of $6.67)........     (455,000)     455,000      12.06
        Canceled..............................................      106,351     (106,351)      6.65
                                                                  ---------    ---------
        Balances, December 31, 1999 (665,688 exercisable
          at a weighted average price of $5.21)...............      479,172    1,494,664       7.49

        Additional shares added through 2000 Option Plan
          and 2000 Directors' Plan............................    1,500,000            -          -
        Exercised.............................................            -     (414,834)      5.20
        Granted (weighted average fair value of $17.34).......     (886,700)     886,700      31.23
        Canceled..............................................       99,506      (99,506)     17.74
                                                                  ---------    ---------
        Balances, December 31, 2000 (634,696 exercisable
          at a weighted average price of $6.62)...............    1,191,978    1,867,024      18.73

        Exercised.............................................            -     (132,536)      6.90
        Expired...............................................      (40,744)           -          -
        Granted (weighted average fair value of $9.45)........     (780,250)     780,250      18.14
        Canceled..............................................       91,516      (91,516)     21.01
                                                                  ---------    ---------
        Balances, December 31, 2001...........................      462,500    2,423,222    $ 19.11
                                                                  =========    =========

   Additional information regarding options outstanding as of December 31, 2001 is as follows:

                                       Options Outstanding                     Options Exercisable
                           -------------------------------------------  --------------------------------
                                             Weighted
                                              Average         Weighted                         Weighted
                                             Remaining        Average                          Average
          Range of           Number         Contractual       Exercise         Number          Exercise
       Exercise Prices     Outstanding      Life (Years)       Price         Exercisable        Price
       ---------------     -----------      ------------       -----         -----------        -----
     $ 5.13 - $ 7.25         518,065            3.01        $  5.59            480,428        $ 5.47
       7.81 -   9.00         182,571            7.21           8.12            162,437          8.08
      12.86 -  17.63         785,669            6.08          15.91            126,279         15.35
      20.13 -  30.88         574,751            5.63          25.51            127,167         26.32
      34.69 -  47.63         362,166            4.19          40.77            120,722         40.77
                           ---------                                         ---------
     $ 5.13 - $47.63       2,423,222            5.12        $ 19.11          1,017,033        $13.91
                           =========                                         =========

      Employee Stock Purchase Plan

   Under the 1986 Employee Stock Purchase Plan (the Purchase Plan), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Shares issued under the plan were 28,937, 16,507 and 33,845 in 1999, 2000 and 2001 at weighted average prices of $5.10, $15.83 and $13.39, respectively. The weighted average per share fair values of the 1999, 2000 and 2001 awards were $2.89, $14.67 and $5.94, respectively. At December 31, 2001, 108,204 shares were reserved for future issuances under the Purchase Plan.

      Additional Stock Plan Information

   As discussed in Note 1, Nanometrics accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for employee stock arrangements.

   SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and net income (loss) per share had Nanometrics adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from Nanometrics' stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Nanometrics' fair value calculations on stock-based awards under the 1991 and 2001 Option Plans and the 1991 and 2001 Directors' Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, three years from the date of grant in 1999, 2000 and 2001; stock volatility, 80% in 1999, 2000 and 2001; risk free interest rate, 5.9% in 1999, 6.4% in 2000 and 4.2% in 2001;
   and no dividends during the expected term. Nanometrics' calculations are based on a single option valuation approach and forfeitures are recognized at a historical rate of 24% for 1999, 26% for 2000 and 24% for 2001. Nanometrics' fair value calculations on stock-based awards under the Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months in 1999, 2000 and 2001; stock volatility, 80% in 1999, 2000 and 2001; risk free interest rate, 5.3% in 1999, 6.1% in 2000 and 3.1% in 2001; and no dividends during the expected term.

   If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

                                                       Years Ended December 31,
                                                      --------------------------
                                                       1999     2000      2001
                                                       ----     ----      ----

          Pro forma net income (loss)..............   $1,729   $8,200   $(2,699)

          Pro forma net income (loss) per share:
            Basic..................................   $ 0.20   $ 0.75     (0.23)
            Diluted................................   $ 0.18   $ 0.69   $ (0.23)

8.    Income Taxes

   Income (loss) before income taxes consists of the following (in thousands):

                                                      Years Ended December 31,
                                                     --------------------------
                                                      1999     2000      2001
                                                      ----     ----      ----
          Domestic...............................    $3,928  $16,476   $(1,516)
          Foreign................................       388    2,005     3,258
                                                     ------  -------   -------
          Income before income taxes.............    $4,316  $18,481   $ 1,742
                                                     ======  =======   =======

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                      Years Ended December 31,
                                                     -------------------------
                                                      1999      2000      2001
                                                      ----      ----      ----
        Current:
          Federal................................    $1,127   $5,875    $1,136
          State..................................       186      807       439
          Foreign................................       195      390       419
                                                     ------   ------    ------
                                                      1,508    7,072     1,994
                                                     ------   ------    ------
        Deferred:
          Federal................................        71     (536)   (1,073)
          State..................................      (128)     (29)     (437)
          Foreign................................       231     (565)      298
                                                     ------   ------    ------
                                                        174   (1,130)   (1,212)
                                                     ------   ------    ------
        Provision for income taxes...............    $1,682   $5,942    $  782
                                                     ======   ======    ======

   Significant components of Nanometrics' deferred tax assets are as follows (in thousands):

                                                                December 31,
                                                             ------------------
                                                              2000        2001
                                                              ----        ----
        Deferred tax assets - current:
          Reserves and accruals not currently deductible.    $2,282     $2,736
          Capitalized inventory costs....................       350        906
          Tax credit carryforwards.......................       128        390
                                                             ------     ------

        Total gross deferred tax assets - current........     2,760      4,032
        Valuation allowance..............................         -        (58)
                                                             ------     ------
        Total net deferred tax assets - current..........    $2,760     $3,974
                                                             ======     ======

        Deferred tax assets - noncurrent:
          Reserves and accruals..........................    $    -     $   53
          Net operating loss carryforwards...............         -        232
          Depreciation...................................       (54)      (252)
          Goodwill and capitalized acquired technology...       320        341
          Translation adjustments........................       (39)       136
                                                             ------     ------

        Total net deferred tax assets - noncurrent.......       227        510
        Valuation allowance                                       -       (285)
                                                             ------     ------
        Total net deferred tax assets - noncurrent           $  227     $  225
                                                             ======     ======

    As of December 31, 2001, Nanometrics had available for carryforward research and experimental tax credits for federal income tax purposes of $271,000. Federal research and experimentation carryforwards expire in 2020.

    As of December 31, 2001, Nanometrics had available for carryforward a net operating loss for Korean income tax purposes of $232,000. Net operating losses expire in 2006.

    Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes consist of the following (in thousands):

                                                        Years Ended December 31,
                                                       -------------------------
                                                         1999      2000    2001
                                                         ----      ----    ----
        Income taxes computed at U.S. statutory rate.. $ 1,511   $ 6,468  $ 610
        State income taxes............................      58       820      1
        Foreign tax provision (benefit) higher
        than U.S. rates ..............................      59      (312)   134
        Foreign sales corporation benefit.............    (228)     (471)     -
        Change in valuation allowance.................     231      (231)   342
        Utilization of tax credits....................       -      (385)  (450)
        Other, net....................................      51        53    145
                                                       -------   -------  -----
        Provision for income taxes.................... $ 1,682   $ 5,942  $ 782
                                                       =======   =======  =====

9. Profit-Sharing, Retirement and Bonus Plans

   No contributions were made by Nanometrics in 1999, 2000 and 2001 to Nanometrics' discretionary profit-sharing and retirement plan. Nanometrics paid $92,000, $1,217,000 and $416,000 in 1999, 2000 and 2001, respectively, under formal discretionary cash bonus plans which cover all eligible employees.

10.   Major Customers

   In 1999, sales to two customers accounted for 12.8% and 10.5% of total net revenues, respectively. In 2000, sales to the same two customers and one other customer accounted for 20.5%, 11.8% and 10.0% of total revenues, respectively. In 2001, sales to one customer accounted for 17.6% of total revenues.

   The customer accounting for 12.8% of total net revenues in 1999 also accounted for 11.8% of accounts receivable at December 31, 1999. At December 31, 2000, the customer accounting for 10.0% of total net revenues also accounted for 12.4% of accounts receivable. At December 31, 2001, no single customer accounted for 10% or more of accounts receivable.

11.   Product, Segment and Geographic Information

   Nanometrics' operating divisions consist of its geographically based entities in the United States, Japan, South Korea and Taiwan. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, Nanometrics operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film and overlay dimension metrology systems. For the years ended December 31, 1999, 2000 and 2001, Nanometrics recorded revenue from customers throughout the United States, Canada, Germany, the United Kingdom, Ireland, France, Italy, Sweden, Israel, Japan, South Korea, China, Singapore, Hong Kong, Taiwan, Indonesia and Malaysia. The following table summarizes total net revenues and long-lived assets attributed to significant countries (in thousands):

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1999       2000       2001
                                                    ----       ----       ----
         Total net revenues:
           United States......................    $14,225    $27,391    $16,752
           Japan..............................     11,594     13,028     13,712
           Taiwan.............................      4,967     11,652      6,727
           Korea..............................      2,991     13,532      4,693
           Germany............................      2,340      1,491      2,018
           All other..........................        291      2,397      3,682
                                                  -------    -------    -------
         Total net revenues*..................    $36,408    $69,491    $47,584
                                                  =======    =======    =======

                                                      December 31,
                                                  -------------------
                                                    2000       2001
                                                    ----       ----
         Long-lived assets:
           United States......................    $32,599    $43,375
           Japan..............................      4,485      6,660
           Korea..............................      1,696      3,139
           Taiwan.............................         45         64
                                                  -------    -------
         Total long-lived assets..............    $38,825    $53,238
                                                  =======    =======

* Net revenues are attributed to countries based on the deployment and service locations of systems.

   Nanometrics' product lines differ primarily based on the environment the systems will be used in. Automated systems are used primarily in high-volume production environments. Integrated systems are installed inside wafer processing  equipment to provide near  real-time  measurements  for improving
   process  control  and  increasing  throughput.   Tabletop  systems  are  used
   primarily in low-volume production environments and in engineering labs where automated handling and high throughput are not required. Sales by product type were as follows (in thousands):
                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1999       2000       2001
                                                    ----       ----       ----
          Automated systems...................    $20,885    $38,441    $27,416
          Integrated systems..................      3,953     13,680      7,527
          Tabletop systems....................      7,324     11,347      7,710
                                                  -------    -------    -------
          Total product sales.................    $32,162    $63,468    $42,653
                                                  =======    =======    =======

12.   Selected Quarterly Financial Results (Unaudited)

   As discussed in Note 1 to the consolidated financial statements, Nanometrics adopted a change in accounting principle related to SAB No. 101, Revenue Recognition in Financial Statements, in the quarter ended December 31, 2000, retroactive to the beginning of fiscal year 2000. The retroactive application of this change resulted in a cumulative effect of $1,364,000 in the first quarter of 2000 as well as a change to the presentation of historical 2000 quarterly results of operations.

   The following tables set forth selected quarterly results of operations for the years ended December 31, 2000 and 2001 (in thousands, except per share amounts):

                                                                         Quarters Ended
                                                           -------------------------------------------
                                                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                                               2000       2000       2000      2000
                                                               ----       ----       ----      ----
   Total net revenues....................................    $16,316    $16,690    $19,300   $17,185
   Gross profit..........................................      8,487      9,185     11,377     9,338
   Income from operations..............................        3,383      3,409      5,412     2,374
   Net income............................................        901      2,950      4,024     3,300
   Net income per share:
     Basic...............................................    $  0.09    $  0.26    $  0.35   $  0.29
     Diluted.............................................    $  0.08    $  0.24    $  0.33   $  0.28

   Shares used in per share computation:
     Basic...............................................      9,693     11,295     11,393    11,563
     Diluted.............................................     10,880     12,415     12,100    11,986

                                                                       Quarters Ended
                                                           -------------------------------------------
                                                             Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                                               2001       2001       2001      2001
                                                               ----       ----       ----      ----

   Total net revenues....................................    $14,425    $14,793    $10,099   $ 8,267
   Gross profit..........................................      7,668      7,787      5,290     3,484
   Income (loss) from operations.........................      2,101      1,813     (1,166)   (2,979)
   Net income (loss).....................................      1,623      1,537       (450)   (1,750)
   Net income (loss) per share:
     Basic...............................................    $  0.14    $  0.13    $ (0.04)  $ (0.15)
     Diluted.............................................    $  0.14    $  0.13    $ (0.04)  $ (0.15)

   Shares used in per share computation:
     Basic...............................................     11,616     11,658     11,707    11,783
     Diluted.............................................     11,992     12,195     11,707    11,783

                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 2001 sets forth certain information which is incorporated by reference. Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Business-Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended
December 31, 2001 sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 2001 sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of shareholders for the year ended December 31, 2001 sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.


                                      III-1

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  1.  Consolidated Financial Statements.

       See Index to Consolidated Financial Statements at Item 8 on page II-15 of this Annual Report on Form 10-K.

       (a)  2.  Consolidated Financial Statement Schedules.

       The following consolidated financial statement schedules of Nanometrics Incorporated are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Nanometrics Incorporated:

     Schedule                                                               Page

     II - Valuation and Qualifying Accounts...............................  IV-4

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

        (c)   Exhibits.

        The following exhibits are filed with this Annual Report on Form 10-K:

         Exhibit No.       Description
         -----------       -----------
         3.1(1)            Restated and Amended Articles of Incorporation of Registrant filed July 7, 1982.
         3.2(1)            Certificate of Amendment of Articles of Incorporation filed January 31, 1983.
         3.3(1)            Certificate of Amendment of Articles of Incorporation filed July 28, 1983.
         3.4(1)            Certificate of Amendment of Certificate of Determination of Preferences of Series B Common Stock
                           filed September 13, 1983.
         3.5(1)            Certificate of Amendment of Articles of Incorporation filed September 13, 1983.
         3.6(2)            Certificate of Amendment of Articles of Incorporation filed December 3, 1984.
         3.7(2)            Certificate of Correction of Certificate of Amendment of Certificate of Determination of
                           Preferences of Series B Common Stock filed March 19, 1985.
         3.8(2)            Certificate of Amendment of Articles of Incorporation filed June 27, 1988.
         3.9(2)            Bylaws of Nanometrics Incorporated.
         3.10(5)           Certificate of Amendment of Amended and Restated Bylaws of Nanometrics Incorporated.
         4.1(1)            Form of Common Stock Certificate.
         10.1(2)           Form of Indemnification of Agreement for Directors & Officers.
         10.2(4)           Employee Stock Purchase Plan, as amended through March 1998.
         10.3(3)           1991 Stock Option Plan, as amended through May 15, 1997.
         10.4(6)           1991 Director Option Plan.
         10.5(2)           Loan Agreement between Japan Development Bank and Nanometrics Japan k.k.
         10.6(2)           Loan Agreement and Guarantee dated June 5, 1995 between Mitsubishi Bank, Limited and Nanometrics
                           Japan Ltd.

         Exhibit No.       Description
         -----------       -----------
         10.7(4)           Nanometrics Incorporated 2000 Employee Stock Option Plan and form of Stock Option Agreement.
         10.8(4)           Nanometrics Incorporated 2000 Director Stock Option Plan and form of Stock Option Agreement.
         21(2)             Subsidiaries of Registrant.
         23.1              Independent Auditors' Consent.
         23.2              Independent Auditors' Report on Schedule.
         24                Power of Attorney (see page IV-3).

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 1998.

(3)   Incorporated   by  reference  to  Exhibit  4.1  filed  with   Registrant's
      Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.

(4) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (File No. 333-40866) filed on July 7, 2000.

(5) Incorporated by reference to Exhibit 3.10 filed with Registrant's Annual Report on Form 10-K dated March 30, 2001.

(6)   Incorporated   by  reference  to  Exhibit  4.2  filed  with   Registrant's
      Registration Statement on Form S-8 (File No. 33-43913) filed on November 14, 1991.

(d) Consolidated Financial Statements and Schedules.

See Item 14(a) of this Annual Report on Form 10-K above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2002

                              NANOMETRICS INCORPORATED


                              By: /s/ Paul B. Nolan
                              ---------------------
                              Paul B. Nolan
                              Chief Financial Officer and Vice President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant on the 21st day of March, 2002 in the capacities indicated.

Signature                        Title

/s/ John D. Heaton               President, Chief Executive Officer and Director
------------------------         (Principal Executive Officer)
John D. Heaton

/s/ Paul B. Nolan                Chief Financial Officer and Vice President
------------------------         (Principal Financial and Accounting Officer)
Paul B. Nolan

/s/ Vincent J. Coates            Chairman of the Board
------------------------
Vincent J. Coates

/s/ Nathaniel Brenner            Director
------------------------
Nathaniel Brenner

/s/ Papken Der Torossian         Director
------------------------
Papken Der Torossian

/s/ William Oldham               Director
------------------------
William Oldham

/s/ Edmond R. Ward               Director
------------------------
Edmond R. Ward

                                   Schedule II

                            NANOMETRICS INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS

                         Allowance for Doubtful Accounts

                             Balance at    Charged to    Deductions-     Balance
                              beginning     costs and     write-offs      at end
Year Ended                    of period      expenses    of accounts   of period

December 31, 1999........      $420,000      $  5,000         $    0    $425,000
                               --------      --------         ------    --------

December 31, 2000........      $425,000      $      0         $7,000    $418,000
                               --------      --------         ------    --------

December 31, 2001........      $418,000      $150,000         $6,000    $562,000
                               --------      --------         ------    --------