Form 10-Q
period 2002-03-31
NANOMETRICS INC
filed 2002-05-07
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number       0-13470
                        ------------------------

                            NANOMETRICS INCORPORATED
             (Exact name of registrant as specified in its charter)


             California                              94-2276314
             ----------                              ----------
   (State or other jurisdiction of             (I. R. S. Employer
    incorporation or organization)             Identification No.)


  1550 Buckeye Drive, Milpitas,  CA                         95035
  ---------------------------------                         -----
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES __X__     NO ____


At April 22, 2002 there were 11,828,196 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED


                                                        INDEX



Part I.  Financial Information                                             Page
                                                                           ----

    Item 1.  Financial Statements

             Consolidated Balance Sheets -
             March 31, 2002 and  December 31, 2001 . . . . . . . . . . . . .  3

             Consolidated Statements of Operations -
             Three  months ended March 31, 2002 and 2001 . . . . . . . . . .  4

             Consolidated Statements of Cash Flows -
             Three  months  ended  March  31,  2002 and 2001 . . . . . . . .  5

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


Part II.     Other Information

    Item 6.  Exhibits  and  Reports  on Form 8-K . . . . . . . . . . . . . .  10


Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                     March 31,               December 31,
                                                                       2002                      2001
ASSETS                                                              (Unaudited)
                                                                    ----------                ----------
CURRENT ASSETS:
   Cash and cash equivalents                                        $   41,428                $   47,227
   Short-term investments                                                1,989                         -
   Accounts receivable, net of allowances of $561 and $562              10,009                     9,131
   Inventories                                                          25,785                    26,311
   Deferred income taxes                                                 5,378                     3,974
   Prepaid expenses and other                                              727                     2,474
                                                                    ----------                ----------
         Total current assets                                           85,316                    89,117
PROPERTY, PLANT AND EQUIPMENT, Net                                      49,423                    48,412
DEFERRED INCOME TAXES                                                       81                       225
GOODWILL                                                                 1,077                     1,077
OTHER ASSETS                                                             3,414                     3,524
                                                                    ----------                ----------
TOTAL                                                               $  139,311                $  142,355
                                                                    ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $      858                $    2,906
   Accrued payroll and related expenses                                  1,398                     1,148
   Deferred revenue                                                      2,574                     2,261
   Other current liabilities                                             2,301                     1,981
   Income taxes payable                                                    102                       272
   Current portion of debt obligations                                     374                       378
                                                                    ----------                ----------
         Total current liabilities                                       7,607                     8,946


OTHER LONG-TERM OBLIGATIONS                                                  -                       250
DEBT OBLIGATIONS                                                         3,178                     3,314
                                                                    ----------                ----------
         Total liabilities                                              10,785                    12,510
                                                                    ----------                ----------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 25,000,000 shares
     authorized; 11,801,199 and 11,787,033 outstanding                  98,703                    98,531
   Retained earnings                                                    31,196                    32,743
   Accumulated other comprehensive loss                                 (1,373)                   (1,429)
                                                                    ----------                ----------
         Total shareholders' equity                                    128,526                   129,845
                                                                    ----------                ----------
TOTAL                                                               $  139,311                $  142,355
                                                                    ==========                ==========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended
                                                         March 31,
                                                   2002             2001
                                                   ----             ----

NET REVENUES:
   Product sales                                $   6,861        $   12,939
   Service                                          1,164             1,486
                                                ----------       ----------
   Total net revenues                               8,025            14,425
                                                ----------       ----------

COSTS AND EXPENSES:
   Cost of product sales                            2,792             5,291
   Cost of service                                  1,257             1,466
   Research and development                         3,386             2,595
   Selling                                          2,222             2,033
   General and administrative                         915               939
                                                ----------       ----------
   Total costs and expenses                        10,572            12,324
                                                ----------       ----------

INCOME (LOSS) FROM OPERATIONS                     (2,547)             2,101
                                                ----------       ----------

OTHER INCOME (EXPENSE):
   Interest income                                    165               993
   Interest expense                                   (22)              (22)
   Other, net                                         (92)             (409)
                                                ----------       ----------
   Total other income, net                             51               562
                                                ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                  (2,496)            2,663

PROVISION (BENEFIT) FOR INCOME TAXES                 (949)            1,040
                                                ----------       ----------
NET INCOME (LOSS)                               $  (1,547)        $   1,623
                                                ==========       ==========


NET INCOME  (LOSS) PER SHARE:
  Basic                                         $   (0.13)        $    0.14
                                                ==========       ==========
  Diluted                                       $   (0.13)        $    0.14
                                                ==========       ==========

SHARES USED IN PER SHARE COMPUTATION:
  Basic                                            11,790            11,616
                                                ==========       ==========
  Diluted                                          11,790            11,992
                                                ==========       ==========


See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              2002               2001
                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $  (1,547)          $  1,623
   Reconciliation of net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                                 493                240
   Deferred income taxes                                                      (1,235)               326
   Changes in assets and liabilities:
       Accounts receivable                                                      (935)             1,487
       Inventories                                                               484             (1,277)
       Prepaid expenses and other                                              1,704                777
       Accounts payable accrued and other current liabilities                 (1,085)              (444)
       Income taxes payable                                                     (102)               400
                                                                          ----------         ----------
Net cash provided by (used in) operating activities                           (2,223)             3,132
                                                                          ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                         (1,989)           (76,866)
   Sales/maturities of short-term investments                                      -             68,589
   Purchases of property, plant and equipment                                 (1,463)            (2,849)
   Other assets                                                                    -               (627)
                                                                          ----------         ----------
Net cash used in investing activities                                         (3,452)           (11,753)
                                                                          ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt obligations                                               (393)              (574)
   Issuance of common stock                                                      102                 96
                                                                          ----------         ----------
Net cash used in financing activities                                           (291)              (478)
                                                                          ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          167                122
                                                                          ----------         ----------
NET CHANGE IN CASH AND EQUIVALENTS                                            (5,799)            (8,977)
CASH AND CASH EQUIVALENTS, beginning of period                                47,227             16,934
                                                                          ----------         ----------
CASH AND CASH EQUIVALENTS, end of period                                   $  41,428           $  7,957
                                                                          ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                  $      26           $     32
                                                                          ==========         ==========
   Cash paid for income taxes                                              $       6           $    333
                                                                          ==========         ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
   Common stock issued as partial proceeds in a business combination       $       -           $    214
                                                                          ==========         ==========


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

    While the quarterly consolidated financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.        Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                               March 31,     December 31,
                                                 2002           2001
                                                 ----           ----

    Raw materials and subassemblies            $ 17,577       $ 18,279
    Work in process                               2,129          2,387
    Finished goods                                6,079          5,645
                                               --------       --------
    Total inventories                          $ 25,785       $ 26,311
                                               ========       ========



Note 3.        Other Current Liabilities

   Other current liabilities consist of the following (in thousands):

                                               March 31,     December 31,
                                                 2002           2001
                                                 ----           ----

    Commission payable                         $    105       $    288
    Accrued warranty                                361            435
    Accrued professional services                   151            210
    Customer deposits                               716              -
    Other                                           968          1,048
                                               --------       --------
    Total other current liabilities            $  2,301       $  1,981
                                               ========       ========

Note 4.        Shareholders' Equity

   Net Income Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                             2002        2001
                                                            ------      ------
 Weighted average common shares outstanding-shares
  used in basic net income per share computations           11,790      11,616
 Dilutive effect of common stock equivalents,
  using the treasury stock method                                -         376
                                                            ------      ------
 Shares used in diluted net income per share computation    11,790      11,992
                                                            ======      ======

   At March 31, 2002, common stock equivalents were excluded from the diluted net income per share computation as their effect is anti-dilutive. During the three months ended March 31, 2001, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period.


Note 5.        Comprehensive Income (Loss)

   Comprehensive income (loss), which consisted of net income (loss) and changes in accumulated other comprehensive income, was a loss of $1,491,000 for the three months ended March 31, 2002 compared to income of $995,000 for the same period in 2001.


Note 6.        New Accounting Pronouncement

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Effective January 1, 2002, Nanometrics adopted SFAS No. 142. Nanometrics ceased amortizing goodwill with a net carrying value of $1,077,000 and annual amortization of $204,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. The adoption of the non-amortization provisions of SFAS No. 142 was not material for the three months ended March 31, 2002. Nanometrics completed its transitional impairment test and determined that no impairment was indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report including the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based upon current expectations and beliefs that involve risks and uncertainties, such as our plans, objectives and intentions, regarding, among other things: (i) customer demand for Nanometrics' products, which may be affected by several factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by Nanometrics, patterns of capital spending by its customers, technological changes in the markets served by Nanometrics and its customers, and market acceptance of products of both Nanometrics and its customers; (ii) the timing, cancellation or delay of Nanometrics' customer orders and shipments; (iii) competition, including competitive pressures on product prices and changes in pricing by Nanometrics' customers or suppliers; (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen; (v) the proportion of sales Nanometrics makes directly to its customers versus sales through distributors and representatives; (vi) market acceptance of new and enhanced versions of Nanometrics' products; (vii) the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis; (viii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of Nanometrics' products.

    In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" in Nanometrics' 2001 Annual Report on Form 10-K. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results and financial condition.

   All forward-looking statements included in this report are based on information available to us on the date hereof. We undertake no obligation to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.


Results of Operations

    Total net revenues for the first quarter of 2002 were $8,025,000, a decrease of $6,400,000 or 44% from the same quarter in 2001. Product sales of $6,861,000 decreased $6,078,000 or 47% for the first quarter of 2002 compared to the same period in 2001. Unit sales of automated, integrated and tabletop systems were each down from their 2001 levels. The decrease in product sales resulted from weaker demand for semiconductor process control metrology equipment, particularly in the U.S. and the Far East. We believe that this reduced demand was attributable primarily to overcapacity in the semiconductor industry as well as the economic slowdown in the U.S. and Japan. Service revenue of $1,164,000 decreased $322,000 or 22% in the first quarter of 2002 compared to the same period in 2001 primarily due to lower spare parts sales in the U.S and the Far East due in part to the decline in the semiconductor market discussed above.

    Cost of product sales as a percentage of product sales was 41% in the first quarter of 2002, unchanged from the first quarter of 2001. Cost of service as a percentage of service revenue increased to 108% in the first quarter of 2001 from 99% in the first quarter of 2001 primarily as a result of lower service sales in the U.S and in the Far East.

    Research and development expenses for the first quarter of 2002 increased $791,000 or 30% compared to the same period in 2001 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

    Selling expenses for the first quarter of 2002 increased by $189,000 or 9% compared to the same period in 2001 primarily because of a higher headcount level and related expenses.

    General and administrative expenses for the first quarter of 2002 decreased by $24,000 or 3% compared to the same period in 2001 primarily as a result of lower spending associated with the decreased level of operations.

    Total other income, net decreased $511,000 or 91% during the first quarter of 2002 compared to the same period in 2001 due primarily to lower interest income.

    Nanometrics' loss from operations was $2,547,000 and the net loss was $1,547,000 or $0.13 per diluted share in the first quarter of 2002 compared to income from operations of $2,101,000 and net income of $1,623,000 or $0.14 per diluted share in the first quarter of 2001.

Liquidity and Capital Resources

    At March 31, 2002, our cash, cash equivalents and short-term investments totaled $43,417,000. These funds are invested primarily in U.S. Treasury Bills. At March 31, 2002, Nanometrics had working capital of $77,709,000 compared to $80,171,000 at December 31, 2001. The current ratio at March 31, 2002 was 11.2 to 1. We believe that our working capital, including cash, cash equivalents and short-term investments will be sufficient to meet our needs at least through the next twelve months. Operating activities for the first three months of 2002 used cash of $2,223,000 primarily from the net loss, lower accounts payable and higher accounts receivable resulting from increases in days outstanding, offset to some extent by lower inventory levels and lower prepaid expenses. Investing activities used $3,452,000 primarily due to purchases of short-term investments of $1,989,000 and capital expenditures of $1,463,000 used to continue our efforts in improving our facilities and expanding our manufacturing capacity. Financing activities used $291,000 primarily due to repayment of debt obligations of $393,000 related to mortgages in Japan, offset by $102,000 generated from stock issuances.

    We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at March 31, 2002 would not have had a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have had a material impact on their value at March 31, 2002. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At March 31, 2002, our total debt obligation was $3,552,000 with a long-term portion of $3,178,000. A hypothetical 10% change in interest rates at March 31, 2002 would not have had a material impact on our results of operations.

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


NANOMETRICS INCORPORATED
(Registrant)




/s/ Vincent J. Coates
------------------------
Vincent J. Coates
Chairman of the Board


/s/ John Heaton
------------------------
John Heaton
Chief Executive Officer


/s/ Paul B. Nolan
------------------------
Paul B. Nolan
Chief Financial Officer



Dated:  May 7, 2002