Form 10-Q
period 2002-06-30
NANOMETRICS INC
filed 2002-08-13
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

            Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number        0-13470
                        ------------------


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

                           YES    X       NO
                               -------


As of July 22, 2002, there were 11,863,695 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX

Part I. Financial Information                                              Page
                                                                           ----

     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001 . . . . . . . . . . .  3

                  Consolidated Statements of Operations -
                  Three months and six months ended
                  June 30, 2002 and 2001  . . . . . . . . . . . . . . . . .  4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2002 and 2001 . . . . . . . . .  5

                  Notes to Consolidated Financial
                  Statements  . . . . . . . . . . . . . . . . . . . . . . .  6


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . .  8


     Item 3.      Quantitative and Qualitative Disclosures
                  about Market Risk . . . . . . . . . . . . . . . . . . . . 10


Part II.  Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders . . . 11

     Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . 11

     Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                            June 30,              December 31,
ASSETS                                                        2002                   2001
                                                           (Unaudited)
                                                           ---------               ---------
CURRENT ASSETS:
   Cash and cash equivalents                               $   3,657               $  47,227
   Short-term investments                                     36,772                    --
   Accounts receivable, net of
     allowances of $565 and $562                              11,592                   9,131
   Inventories                                                26,272                  26,311
   Deferred income taxes                                       6,652                   3,974
   Prepaid expenses and other                                    760                   2,474
                                                           ---------               ---------

          Total current assets                                85,705                  89,117

PROPERTY, PLANT AND EQUIPMENT, Net                            50,198                  48,412

DEFERRED INCOME TAXES                                             66                     225

OTHER ASSETS                                                   4,531                   4,601
                                                           ---------               ---------

TOTAL                                                      $ 140,500               $ 142,355
                                                           =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $   1,918               $   2,906
   Accrued payroll and related expenses                        1,114                   1,148
   Deferred revenue                                            2,525                   2,261
   Other current liabilities                                   1,370                   1,981
   Income taxes payable                                          342                     272
   Current portion of debt obligations                         1,153                     378
                                                           ---------               ---------
          Total current liabilities                            8,422                   8,946

OTHER LONG-TERM OBLIGATIONS                                     --                       250

DEBT OBLIGATIONS                                               3,426                   3,314
                                                           ---------               ---------

          Total liabilities                                   11,848                  12,510
                                                           ---------               ---------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 11,858,194 and 11,787,033 outstanding        99,371                  98,531
   Retained earnings                                          29,494                  32,743
   Accumulated other comprehensive loss                         (213)                 (1,429)
                                                           ---------               ---------
          Total shareholders' equity                         128,652                 129,845
                                                           ---------               ---------

TOTAL                                                      $ 140,500               $ 142,355
                                                           =========               =========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                      2002              2001               2002               2001
                                                   --------           --------           --------           --------

NET REVENUES:
   Product sales                                   $  7,136           $ 13,531           $ 13,997           $ 26,470
   Service                                            1,256              1,262              2,420              2,748
                                                   --------           --------           --------           --------

   Total net revenues                                 8,392             14,793             16,417             29,218
                                                   --------           --------           --------           --------

COSTS AND EXPENSES:
   Cost of product sales                              3,029              5,661              5,821             10,952
   Cost of service                                    1,454              1,345              2,711              2,811
   Research and development                           3,053              2,724              6,439              5,319
   Selling                                            2,696              2,185              4,918              4,218
   General and administrative                         1,248              1,065              2,163              2,004
                                                   --------           --------           --------           --------

   Total costs and expenses                          11,480             12,980             22,052             25,304
                                                   --------           --------           --------           --------

INCOME (LOSS) FROM OPERATIONS                        (3,088)             1,813             (5,635)             3,914

OTHER INCOME (EXPENSE):
   Interest income                                      143                704                308              1,697
   Interest expense                                     (25)               (18)               (47)               (40)
   Other, net                                           210                 (1)               118               (410)
                                                   --------           --------           --------           --------
   Total other income, net                              328                685                379              1,247
                                                   --------           --------           --------           --------

INCOME (LOSS) BEFORE INCOME TAXES                    (2,760)             2,498             (5,256)             5,161

PROVISION (BENEFIT) FOR INCOME TAXES                 (1,058)               961             (2,007)             2,001
                                                   --------           --------           --------           --------

NET INCOME (LOSS)                                  $ (1,702)          $  1,537           $ (3,249)          $  3,160
                                                   ========           ========           ========           ========

 NET INCOME (LOSS) PER SHARE:
   Basic                                           $  (0.14)          $   0.13           $  (0.28)          $   0.27
                                                   ========           ========           ========           ========
   Diluted                                         $  (0.14)          $   0.13           $  (0.28)          $   0.26
                                                   ========           ========           ========           ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                             11,837             11,658             11,814             11,637
                                                   ========           ========           ========           ========
   Diluted                                           11,837             12,195             11,814             12,094
                                                   ========           ========           ========           ========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                             2002                2001
                                                                           --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $ (3,249)           $  3,160
   Reconciliation of net income (loss) to net cash
    used in operating activities:
   Depreciation and amortization                                              1,099                 558
   Deferred income taxes                                                     (2,511)             (1,158)
   Changes in assets and liabilities:
       Accounts receivable                                                   (1,924)                603
       Inventories                                                              519              (3,466)
       Prepaid expenses and other                                             1,645               1,064
       Accounts payable, accrued expenses and other current liabilities      (1,474)             (1,929)
       Income taxes payable                                                     226                 664
                                                                           --------            --------

Net cash used in operating activities                                        (5,669)               (504)
                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                       (36,772)            (79,810)
   Sales/maturities of short-term investments                                  --                83,289
   Purchases of property, plant and equipment                                (1,804)             (6,999)
   Other assets                                                                --                (2,226)
                                                                           --------            --------
Net cash used in investing activities                                       (38,576)             (5,746)
                                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                                      329                --
   Repayments of debt obligations                                              (479)               (665)
   Issuance of common stock                                                     656                 515
                                                                           --------            --------

Net cash (used in) provided by financing activities                             506                (150)
                                                                           --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         169                 163
                                                                           --------            --------

NET CHANGE IN CASH AND EQUIVALENTS                                          (43,570)             (6,237)
CASH AND CASH EQUIVALENTS, beginning of period                               47,227              16,934
                                                                           --------            --------

CASH AND CASH EQUIVALENTS, end of period                                   $  3,657            $ 10,697
                                                                           ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                  $     51            $     31
                                                                           ========            ========

   Cash paid for income taxes                                              $      6            $  2,619
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


Note 2.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                   June 30,      December 31,
                                                     2002            2001
                                                   -------         -------

         Raw materials and subassemblies           $13,025         $18,279
         Work in process                             6,399           2,387
         Finished goods                              6,848           5,645
                                                   -------         -------
         Total inventories                         $26,272         $26,311
                                                   =======         =======

Note 3.       Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                                    June 30,     December 31,
                                                      2002           2000
                                                   ---------      ---------

         Commissions payable                       $     120      $     288
         Accrued warranty                                261            435
         Accrued professional services                    96            210
         Other                                           893          1,048
                                                   ---------      ---------
         Total other current liabilities           $   1,370      $   1,981
                                                   =========      =========

Note 4.       Shareholders' Equity

         Net Income (Loss) Per Share - The reconciliation of the share denominator used in the basic and diluted net income (loss) per share computations is as follows (in thousands):

                                                                 Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                                  2002        2001           2002          2001
                                                                 ------      ------         ------        ------
         Weighted average common shares
           outstanding-shares used in basic
           net income per share computation                      11,837      11,658         11,814        11,637
         Dilutive effect of common stock equivalents,
           using the treasury stock method                         --           537             --           457
         Shares used in diluted net income                       ------      ------         ------        ------
           per share computation                                 11,837      12,195         11,814        12,094
                                                                 ======      ======         ======        ======

         During the three and six month periods ended June 30, 2001, Nanometrics had common equivalent shares outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. During the three and six month periods ended June 30, 2002, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive.

Note 5.       Comprehensive Income (Loss)

         Comprehensive income (loss), which consists of net income (loss) for the periods and changes in accumulated other comprehensive income, was a loss of $542,000 for the three months ended June 30, 2002 compared to income of $1,749,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 the comprehensive loss was $2,033,000 compared to comprehensive income of $2,711,000 for the six months ended June 30, 2001.

Note 6.       New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Effective January 1, 2002, Nanometrics adopted SFAS No. 142. Nanometrics ceased amortizing goodwill with a net carrying value of $1,077,000 and annual amortization of $204,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. The adoption of the non-amortization provisions of SFAS No. 142 was not material for the six months ended June 30, 2002. Nanometrics completed its transitional impairment test and determined that no impairment was indicated.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. Nanometrics will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report including the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based upon current expectations and beliefs that involve risks and uncertainties, such as our plans, objectives and intentions, regarding, among other things: (i) customer demand for our products, which may be affected by several factors including the cyclicality of the semiconductor, magnetic recording head, flat panel display and other industries that we serve, patterns of capital spending by our customers, technological changes in the markets we serve and market acceptance of our products and our customers' products; (ii) the timing, cancellation or delay of our customers' orders and shipments; (iii) competition, including competitive pressures on product prices and changes in pricing by our customers or suppliers; (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen; (v) the proportion of sales we make directly to our customers versus sales through distributors and representatives; (vi) market acceptance of new and enhanced versions of our products; (vii) the timing of our new product announcements and releases, including our ability to design, introduce and manufacture new products in a timely and cost effective manner, as well as the announcements and releases by our competitors; (viii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of our products.

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

Results of Operations

         Total net revenues for the three months ended June 30, 2002 were $8,392,000, a decrease of $6,401,000 or 43% from the comparable period in 2001. Unit sales of automated, integrated and tabletop systems were each down from their 2001 levels. For the six months ended June 30, 2002, total revenues of $16,417,000 decreased by $12,801,000 or 44% from the comparable period in 2001. Product sales of $7,136,000 and $13,997,000 for the three months and six months ended June 30, 2002, respectively, decreased $6,395,000 or 47% and $12,473,000 or 47%, respectively, as compared with the same periods during 2001. The lower levels of product sales resulted from weaker demand for semiconductor process control equipment, particularly in the U.S. and Far East. We believe that this reduced demand was attributable primarily to overcapacity in the semiconductor industry as well as the economic slowdown in the U.S. and Japan. Service revenue of $1,256,000 and $2,420,000 for the three months and six months ended June 30, 2002, respectively, decreased $6,000 and $328,000 or 0.5% and 12%, respectively, as compared to the same periods in 2001 as a result of lower spare parts sales, particularly in the U.S. and the Far East due in part to the decline in the semiconductor market discussed above.

         Cost of product sales as a percentage of product sales was unchanged at 42% in the second quarter of 2002 compared to the second quarter of 2001 and unchanged at 41% in the six months ended June 30, 2002 compared to the same period in 2001. Cost of service as a percentage of service revenue increased to 116% in the second quarter of 2002 from 107% in the second quarter of 2001 and increased to 112% in the six months ended June 30, 2002 from 102% for the same period in 2001 resulting from lower service sales in the U.S. and Far East in 2002.

         Research and development expenses for the three month and six month periods ended June 30, 2002 increased by $329,000 or 12% and $1,120,000 or 21%, respectively, compared to the same periods in 2001 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

         Selling expenses for the three month and six month periods ended June 30, 2002 increased by $511,000 or 23% and $700,000 or 17%, respectively, compared to the same periods in 2001 primarily because of increased headcount and related expenses.

         General and administrative expenses for the three month and six month periods ended June 30, 2002 increased $183,000 or 17% and $159,000 or 8% compared to the same periods in 2001 due primarily to information technology implementation expenses in 2002.

         Total other income, net for the three month and six month periods ended June 30, 2002 decreased $357,000 or 52% and $868,000 or 70%, respectively, from the comparable periods in 2001 due primarily to lower interest income, resulting from lower investment balances and lower interest rates.

         As a result of the factors discussed above, Nanometrics' loss from operations was $3,088,000 and net loss was $1,702,000 for the second quarter of 2002 compared to income from operations of $1,813,000 and net income of $1,537,000 for the same period in 2001. For the first six months of 2002, Nanometrics' loss from operations was $5,635,000 and net loss was $3,249,000 which compared to income from operations of $3,914,000 and net income of $3,160,000 for the same period in 2001.

Liquidity and Capital Resources

         At June 30, 2002, our cash, cash equivalents and short-term investments totaled $40,429,000. These funds are invested primarily in U.S. Treasury Bills. At June 30, 2002, Nanometrics had working capital of $77,283,000 compared to $80,171,000 at December 31, 2001. The current ratio at June 30, 2002 was 10.2 to
1. We believe that working capital including cash, cash equivalents and short-term investments will be sufficient to meet our needs through at least the next twelve months. Operating activities for the first six months of 2002 used cash of $5,669,000 primarily from the net loss, higher deferred tax levels, lower accounts payable and higher accounts receivable resulting from increases in days outstanding, offset to some extent by lower prepaid expenses. Investing activities used $38,576,000 primarily due to purchases of short-term investments in the amount of $36,772,000 and capital expenditures of $1,804,000 used to continue our efforts in improving our facilities and expanding our manufacturing capacity. Financing activities provided $506,000 primarily due to $329,000 in short-term borrowings and $656,000 generated from stock issuances, offset by $479,000 from repayment of debt obligations related to mortgages in Japan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at June 30, 2002 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at June 30, 2002. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At June 30, 2002, our total debt obligation was $4,579,000 with a long-term portion of $3,426,000. A hypothetical 10% change in interest rates at June 30, 2002 would not have a material impact on our results of operations.

                            NANOMETRICS INCORPORATED
                                     PART II
                                OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.  The annual meeting of shareholders was held on May 15, 2002.

B.  The following directors were elected to the board of directors:
             Vincent J. Coates
             Nathaniel Brenner
             John D. Heaton
             William G. Oldham
             Edmond R. Ward
             Papken Der Torossian

C.  The following matters were voted upon at the annual meeting:

                                                                   For            Against           Abstain
                                                                --------          -------           -------
1.       To elect the following directors to serve
         until the next annual meeting of shareholders
         or until their successors are elected:
            Vincent J. Coates, Chairman                         6,658,141                0         1,450,072
            Nathaniel Brenner, Director                         7,839,789                0           268,424
            John D. Heaton, Director                            6,896,227                0         1,211,986
            William G. Oldham, Director                         7,848,789                0           259,424
            Edmond R. Ward, Director                            7,834,539                0           273,674
            Papken Der Torossian, Director                      7,833,039                0           275,174

2.       To ratify the appointment of Deloitte &
         Touche LLP as independent auditors for
         the fiscal year ending December 31, 2002.              8,061,609           43,084             3,520

3.       To approve an amendment to and restatement
         of the Company's Articles of Incorporation to,
         among other things, increase the number of
         authorized shares of common stock of the
         Company from 25,000,000 to 50,000,000.                 7,386,714          708,123            13,376

4.       To approve an amendment to the Company's
         2000 Employee Stock Option Plan (the
         "2000 Plan") to, among other things,
         increase the number of shares of common
         stock of the Company reserved for issuance
         under the 2000 Plan by 1,200,000 shares.               4,767,351        2,244,702            17,805

ITEM 5.         OTHER INFORMATION

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Nanometrics has preapproved the continuing provision of certain non-audit services by Deloitte and Touche LLP, Nanometrics' independent auditors. Such services include tax and tax-related services.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.
         Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer

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


Dated:    August 13, 2002