Form 10-Q
period 2002-09-30
NANOMETRICS INC
filed 2002-11-08
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _______________ to _______________


Commission file number                       0-13470
                        ----------------------------


                            NANOMETRICS INCORPORATED
             (Exact name of registrant as specified in its charter)


             California                                 94-2276314
   -------------------------------                 --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


   1550 Buckeye Drive, Milpitas, CA                       95035
------------------------------------               --------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600
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

              YES    X       NO
                 -------


At November 4, 2002 there were 12,006,641 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED


                                      INDEX

Part I.  Financial Information                                                                                 Page
                                                                                                               ----

     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  September 30, 2002 and December 31, 2001 ...................................................  3

                  Consolidated Statements of Operations -
                  Three months and nine months ended
                  September 30, 2002 and 2001  ...............................................................  4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2002 and 2001 ..............................................  5

                  Notes to Consolidated Financial
                  Statements .................................................................................  6


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............................................  8


     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk .......................................................................... 10


Part II.  Other Information

     Item 4.      Controls and Procedures .................................................................... 11

     Item 5.      Other Information .......................................................................... 11

     Item 6.      Exhibits and Reports on Form 8-K ........................................................... 11


Signatures ................................................................................................... 12

Certifications ............................................................................................... 13

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
                                   (Unaudited)

                                                         September 30,      December 31,
                                                            2002                2001
                                                         ---------           ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $  35,428           $  47,227
   Short-term investments                                    1,989                  --
   Accounts receivable, net of
     allowances of $565 and $562                             8,936               9,131
   Inventories                                              27,200              26,311
   Deferred income taxes                                     7,053               3,974
   Prepaid expenses and other                                2,369               2,474
                                                         ---------           ---------
                  Total current assets                      82,975              89,117

PROPERTY, PLANT AND EQUIPMENT, Net                          50,376              48,412

DEFERRED INCOME TAXES                                            9                 225

GOODWILL                                                     1,077               1,077

OTHER ASSETS                                                 3,357               3,524
                                                         ---------           ---------

TOTAL ASSETS                                             $ 137,794           $ 142,355
                                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                      $   2,112           $   2,906
   Accrued payroll and related expenses                      1,465               1,148
   Deferred revenue                                          2,261               2,261
   Other current liabilities                                 1,401               1,981
   Income taxes payable                                        146                 272
   Current portion of debt obligations                         404                 378
                                                         ---------           ---------
                  Total current liabilities                  7,789               8,946

OTHER LONG-TERM OBLIGATIONS                                     --                 250

DEBT OBLIGATIONS                                             3,237               3,314
                                                         ---------           ---------
                  Total liabilities                         11,026              12,510
                                                         ---------           ---------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 11,901,235 and 11,787,033 outstanding      99,671              98,531
   Retained earnings                                        27,676              32,743
   Accumulated other comprehensive loss                       (579)             (1,429)
                                                         ---------           ---------
                  Total shareholders' equity               126,768             129,845
                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 137,794           $ 142,355
                                                         =========           =========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                         2002        2001        2002         2001
                                       --------    --------    --------    --------
NET REVENUES:
   Product sales                       $  6,637    $  9,080    $ 20,634    $ 35,550
   Service                                1,932       1,019       4,352       3,767
                                       --------    --------    --------    --------

   Total net revenues                     8,569      10,099      24,986      39,317
                                       --------    --------    --------    --------

COSTS AND EXPENSES:
   Cost of product sales                  3,063       3,676       8,884      14,628
   Cost of service                        1,666       1,133       4,377       3,944
   Research and development               3,688       2,676      10,127       7,995
   Selling                                2,718       2,675       7,636       6,893
   General and administrative             1,349       1,105       3,512       3,109
                                       --------    --------    --------    --------

   Total costs and expenses              12,484      11,265      34,536      36,569
                                       --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS            (3,915)     (1,166)     (9,550)      2,748
                                       --------    --------    --------    --------

OTHER INCOME (EXPENSE):
   Interest income                          125         582         433       2,279
   Interest expense                         (25)        (17)        (72)        (57)
   Other, net                               (61)         16          57        (394)
                                       --------    --------    --------    --------
   Total other income, net                   39         581         418       1,828
                                       --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES        (3,876)       (585)     (9,132)      4,576

PROVISION (BENEFIT) FOR INCOME TAXES     (2,060)       (135)     (4,067)      1,866
                                       --------    --------    --------    --------

NET INCOME (LOSS)                      $ (1,816)   $   (450)   $ (5,065)   $  2,710
                                       ========    ========    ========    ========



NET INCOME (LOSS) PER SHARE:
   Basic                               $  (0.15)   $  (0.04)   $  (0.43)   $   0.23
                                       ========    ========    ========    ========
   Diluted                             $  (0.15)   $  (0.04)   $  (0.43)   $   0.22
                                       ========    ========    ========    ========


SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                 11,886      11,707      11,838      11,660
                                       ========    ========    ========    ========
   Diluted                               11,886      11,707      11,838      12,142
                                       ========    ========    ========    ========

See Notes to Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2002         2001
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $  (5,065)   $   2,710
   Reconciliation of net income (loss) to net cash
    used in operating activities:
   Depreciation and amortization                                    1,725          996
   Deferred income taxes                                           (2,841)      (1,144)
   Changes in assets and liabilities
       Accounts receivable                                            504        2,250
       Inventories                                                   (487)      (9,040)
       Prepaid expenses and other current assets                       (6)       1,158
       Accounts payable accrued and other current liabilities      (1,175)         701
       Income taxes payable                                           126          839
                                                                ---------    ---------

Net cash used in operating activities                              (7,219)      (1,530)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                             (36,989)    (120,546)
   Sales/maturities of short-term investments                      35,000      129,719
   Purchases of property, plant and equipment                      (2,710)      (9,883)
   Other assets                                                      --         (2,289)
                                                                ---------    ---------
Net cash used in investing activities                              (4,699)      (2,999)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                      (611)        (768)
   Issuance of common stock                                           894          876
                                                                ---------    ---------

Net cash provided by financing activities                             283          108
                                                                ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (164)         113
                                                                ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (11,799)      (4,308)
CASH AND CASH EQUIVALENTS, beginning of period                     47,227       16,933
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                        $  35,428    $  12,625
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                       $      76    $     157
                                                                =========    =========

   Cash paid for income taxes                                   $       6    $   2,682
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

Note 2.       Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                         September 30,       December 31,
                                             2002               2001
                                           -------            -------

Raw materials and subassemblies            $13,886            $18,279
Work in process                              8,114              2,387
Finished goods                               5,200              5,645
                                           -------            -------
Total inventories                          $27,200            $26,311
                                           =======            =======

Note 3.       Other Current Liabilities

       Other current liabilities consist of the following (in thousands):

                                         September 30,     December 31,
                                            2002               2001
                                           ------            ------

Commissions payable                        $   63            $  288
Accrued warranty                              261               435
Accrued professional services                 118               210
Other                                         959             1,048
                                           ------            ------
Total other current liabilities            $1,401            $1,981
                                           ======            ======

Note 4.       Shareholders' Equity

Net Income (Loss) Per Share - The reconciliation of the share denominator used in the basic and diluted net income (loss) per share computations are as follows (in thousands):

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,            September 30,
                                                         2002       2001         2002        2001
                                                        ------     ------       ------      ------
 Weighted average common shares
  outstanding-shares used in basic
  net income (loss) per share computation               11,886     11,707       11,838      11,660
Dilutive effect of common stock equivalents,
  using the treasury stock method                         --         --           --           482
                                                        ------     ------       ------      ------
Shares used in dilutive net income (loss)
  per share computation                                 11,886     11,707       11,838      12,142
                                                        ======     ======       ======      ======

     During the three month periods ended September 30, 2002 and September 30, 2001, respectively, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. During the nine month period ended Spetember 30, 2001, Nanometrics had common equivalent shares outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. During the three and nine month periods ended September 30, 2002, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive.

Note 5.       Comprehensive Income (Loss)

     Comprehensive income (loss), which consisted of net income (loss) for the periods and changes in accumulated other comprehensive income, was a loss of $2,182,000 and $212,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, the comprehensive loss was $4,215,000 compared to comprehensive income of $2,532,000 for the nine months ended September 30, 2001.

Note 6.       Equity

     During the three months period ended September 30, 2002, Nanometrics issued the remaining shares available under the 1986 Employee Stock Purchase Plan (the "1986 Plan"). Nanometrics intends to cancel the 1986 Plan and does not expect to issue further shares under the plan.

Note 7.       New Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Effective January 1, 2002, Nanometrics adopted SFAS No. 142. Nanometrics ceased amortizing goodwill with a net carrying value of $1,077,000 and annual amortization of $204,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. The adoption of the non-amortization provisions of SFAS No. 142 was not material for the nine months ended September 30, 2002. Nanometrics completed its transitional impairment test and determined that no impairment was indicated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report including the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations and beliefs that involve risks and uncertainties, such as our plans, objectives and intentions, regarding, among other things: (i) customer demand for Nanometrics' products, which may be affected by several factors including the cyclicality of the semiconductor, magnetic recording head and flat panel display industries served by Nanometrics, patterns of capital spending by its customers, technological changes in the markets served by Nanometrics and its customers, and market acceptance of products of both Nanometrics and its customers; (ii) the timing, cancellation or delay of Nanometrics' customer orders and shipments; (iii) competition, including competitive pressures on product prices and changes in pricing by Nanometrics' customers or suppliers; (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen; (v) the proportion of sales Nanometrics makes directly to its customers versus sales through distributors and representatives; (vi) market acceptance of new and enhanced versions of Nanometrics' products; (vii) the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis; (viii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of Nanometrics' products.

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

Results of Operations

     Total net revenues for the three months ended September 30, 2002 were $8,569,000, a decrease of $1,530,000 or 15% from the comparable period in 2001. For the nine months ended September 30, 2002, total net revenues of $24,986,000 decreased by $14,331,000 or 36% from the comparable period in 2001. Product sales of $6,637,000 for the three months ended September 30, 2002, decreased $2,443,000 or 27% as compared with the same period in 2001. Product sales of $20,634,000 for the nine months ended September 30, 2002, decreased $14,916,000 or 42% as compared with the same period in 2001. Unit sales of automated, integrated and tabletop systems were each down from their 2001 levels. The lower levels of product sales resulted from weaker demand for semiconductor process control equipment, particularly in the U.S. and Far East. We believe that this reduced demand was attributable primarily to overcapacity in the semiconductor industry as well as the economic slowdown in the U.S. and Japan. Service revenue of $1,932,000 and $4,352,000 for the three months and nine months ended September 30, 2002, respectively, increased $913,000 or 90% and $585,000 or 16%, respectively, as compared to the same periods in 2001 primarily due to higher accessories and service sales to customers increasing their spending on the repair and maintenance of their installed base of systems during the third quarter of 2002.

     Cost of product sales as a percentage of product sales increased to 46% in the third quarter of 2002 from 40% in the third quarter of 2001 and increased to 43% in the nine months ended September 30, 2002 from 41% for the same period in 2001 primarily because of lower sales volume in 2002 resulting in higher per unit manufacturing costs and from the cost of bringing more machine shop capacity on line in 2002. Cost of service as a percentage of service revenue decreased to 86% in the third quarter of 2002 from 111% in the third quarter of 2001 and decreased to 101% in the nine months ended September 30, 2002 from 105% for the same period in 2001 primarily as a result of higher accessories and service sales in the U.S. and the Far East.

     Research and development expenses for the three month and nine month periods ended September 30, 2002 increased $1,012,000 or 38% and $2,132,000 or 27%, respectively, compared to the same periods in 2001 resulting primarily from increased headcount and materials expenses for the development of new and enhanced products.

     Selling expenses for the three month and nine month periods ended September 30, 2002 increased by $43,000 or 2% and $743,000 or 11%, respectively, compared to the same periods in 2001 primarily because of increased headcount and related expenses.

     General and administrative expenses for the three month and nine month periods ended September 30, 2002 increased $244,000 or 22% and $403,000 or 13%, respectively, compared to the same periods in 2001 due primarily to information technology implementation expenses and higher administrative costs.

     Total other income, net for the three month and nine month periods ended September 30, 2002 decreased $542,000 or 93% and $1,410,000 or 77%, respectively, from the comparable periods in 2001 due primarily to lower interest income, resulting from lower investment balances and lower interest rates.

     Benefit for income taxes for the three month period ended September 30, 2002 increased $1,925,000 or 1,426% compared to the same period in 2001. Benefit for income taxes for the nine month period ended September 30, 2002 increased $5,933,000 compared to the provision for income taxes for the same period in 2001. Nanometrics' effective tax rates for the three month and nine month periods ended September 30, 2002 were 53% and 45%, respectively, as compared with 23% and 41% for the same periods in 2001. The increase in tax benefit and effective tax rates was due primarily to additional research and development credits claimed on Nanometrics' 2001 Federal Income Tax Return, which was filed on September 15, 2002, as compared with the research and development credits estimated in the 2001 annual financial statements.

     As a result of the factors discussed above, Nanometrics' loss from operations was $3,915,000 and net loss was $1,816,000 for the third quarter of 2002 compared to a loss from operations of $1,166,000 and a net loss of $450,000 for the same period in 2001. For the first nine months of 2002, Nanometrics' loss from operations was $9,550,000 and net loss was $5,065,000 which compared to income from operations of $2,748,000 and net income of $2,710,000 for the same period in 2001.

   Liquidity and Capital Resources

     At September 30, 2002, our cash, cash equivalents and short-term investments totaled $37,417,000. These funds are invested primarily in U.S. Treasury Bills. At September 30, 2002, Nanometrics had working capital of $75,186,000 compared to $80,171,000 at December 31, 2001. The current ratio at September 30, 2001 was 10.7 to 1. We believe working capital including cash and short-term investments will be sufficient to meet our needs at least through the next twelve months. Operating activities for the first nine months of 2002 used cash of $7,219,000 primarily from the net loss, higher deferred tax levels and lower accounts payable. Investing activities used $4,699,000 primarily from the net purchases of short-term investments in the amount of $1,989,000 and from capital expenditures of $2,710,000 used to continue our efforts in improving our facilities and expanding our manufacturing capacity. Financing activities provided $283,000 primarily due to $894,000 generated from stock issuances, offset by $611,000 from repayment of debt obligations related to mortgages in Japan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at September 30, 2002 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at September 30, 2002. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At September 30, 2002, our total debt obligation was $3,641,000 with a long-term portion of $3,237,000. A hypothetical 10% change in interest rates at September 30, 2002 would not have a material impact on our results of operations.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION


ITEM 4.           CONTROLS AND PROCEDURES

Nanometrics maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by Nanometrics with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to Nanometrics' management. In designing and evaluating the disclosure controls and procedures, Nanometrics' management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, Nanometrics' Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

ITEM 5.           OTHER INFORMATION

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Driectors of Nanometrics, has preapproved the continuing provision of certain non-audit services of Deloitte & Touche LLP, Nanometrics' independent auditor. Such services include tax and tax-related services.



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

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
-----------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
-----------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
-----------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  November 8, 2002

I, John D. Heaton, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Nanometrics Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                    By: /s/ John D. Heaton
                                              ---------------------------------
                                           Name:   John D. Heaton
                                           Title:  Chief Executive Officer

I, Paul B. Nolan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Nanometrics Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                    By: /s/ Paul B. Nolan
                                              -------------------------------
                                           Name:   Paul B. Nolan
                                           Title:  Chief Financial Officer