Form 10-Q
period 2003-03-31
NANOMETRICS INC
filed 2003-05-13
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934


For the quarterly period ended March 31, 2003

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-13470


                            NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                              94-2276314
   -------------------------------              --------------------
   (State or other jurisdiction of              (I. R. S. Employer
    incorporation or organization)              Identification No.)


  1550 Buckeye Drive, Milpitas,  CA                          95035
  ---------------------------------             --------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600
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

                             YES    X                NO
                                 -------                 --------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             YES           NO      X
                                 -----          ------


At April 30, 2003 there were 12,006,641 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 2003 and  December  31, 2002 . . . . . . . . . . . . . .3

             Condensed Consolidated Statements of Operations -
             Three  months  ended  March 31,  2003 and 2002 . . . . . . . . . .4

             Condensed Consolidated Statements of Cash Flows -
             Three  months  ended  March 31,  2003 and 2002 . . . . . . . . . .5

             Notes to  Condensed  Consolidated  Financial  Statements . . . . .6


    Item 2.  Management's Discussion and Analysis of
             Financial  Condition  and Results of  Operations . . . . . . . . .9

    Item 3.  Quantitative and Qualitative Disclosures
             about  Market  Risk  . . . . . . . . . . . . . . . . . . . . . . 11

    Item 4.  Controls  and  Procedures  . . . . . . . . . . . . . . . . . . . 11


Part II.     Other Information

    Item 1.  Legal  Procedings  . . . . . . . . . . . . . . . . . . . . . . . 12

    Item 2.  Changes in  Securities  and Use of  Proceeds . . . . . . . . . . 12


    Item 3.  Defaults  Upon  Senior  Securities.  . . . . . . . . . . . . . . 12


    Item 4.  Submission  of Matters to a Vote of  Security  Holders.  . . . . 12

    Item 5.  Other  Information  .  . . . . . . . . . . . . . . . . . . . . . 12

    Item 6.  Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . 12


Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Certifications  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                            NANOMETRICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)


                                                                       March 31,                 December 31,
                                                                         2003                       2002
                                                                     -----------                 -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $     6,822                 $     7,967
   Short-term investments                                                 25,903                      28,899
   Accounts receivable, net of allowances of $566 in 2003 and 2002        11,654                       9,021
   Inventories                                                            24,358                      25,847
   Deferred income taxes                                                     862                       6,840
   Prepaid expenses and other                                              2,993                       2,803
                                                                     -----------                 -----------
         Total current assets                                             72,592                      81,377
PROPERTY, PLANT AND EQUIPMENT, Net                                        49,461                      50,050
INTANGIBLE ASSETS                                                          1,626                       1,748
OTHER ASSETS                                                               1,328                       1,513
                                                                     -----------                 -----------
TOTAL                                                                $   125,007                 $   134,688
                                                                     ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                  $     1,657                 $     1,708
   Accrued payroll and related expenses                                    1,460                       1,004
   Deferred revenue                                                        1,719                       1,396
   Other current liabilities                                               1,080                       1,574
   Income taxes payable                                                      141                         139
   Current portion of debt obligations                                       934                         780
                                                                     -----------                 -----------
         Total current liabilities                                         6,991                       6,601
DEFERRED INCOME TAXES                                                        862                         858
DEBT OBLIGATIONS                                                           2,936                       3,123
                                                                     -----------                 -----------
         Total liabilities                                                10,789                      10,582
                                                                     -----------                 -----------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 12,006,641 outstanding in 2003 and 2002                  99,911                      99,911
   Retained earnings                                                      14,891                      24,475
   Accumulated other comprehensive loss                                    (584)                       (280)
                                                                     -----------                 -----------
         Total shareholders' equity                                      114,218                     124,106
                                                                     -----------                 -----------
TOTAL                                                                $   125,007                 $   134,688
                                                                     ===========                 ===========


See Notes to Condensed Consolidated Financial Statements.

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                   March 31,
                                                                     --------------------------------------
                                                                        2003                        2002
                                                                     -----------                 ----------
NET REVENUES:
   Product sales                                                     $     7,435                 $    6,861
   Service                                                                 1,915                      1,164
                                                                     -----------                 ----------

   Total net revenues                                                      9,350                      8,025
                                                                     -----------                 ----------

COSTS AND EXPENSES:
   Cost of product sales                                                   3,659                      2,792
   Cost of service                                                         1,886                      1,257
   Research and development                                                3,373                      3,386
   Selling                                                                 2,886                      2,222
   General and administrative                                              1,183                        915
                                                                     -----------                 ----------

   Total costs and expenses                                               12,987                     10,572
                                                                     -----------                 ----------

LOSS FROM OPERATIONS                                                     (3,637)                    (2,547)
                                                                     -----------                 ----------

OTHER INCOME (EXPENSE):
   Interest income                                                            94                        165
   Interest expense                                                         (24)                       (22)
   Other, net                                                                  3                       (92)
                                                                     -----------                 ----------
   Total other income (expense), net                                          73                         51
                                                                     -----------                 ----------

LOSS BEFORE INCOME TAXES                                                 (3,564)                    (2,496)

PROVISION (BENEFIT) FOR INCOME TAXES                                       6,020                      (949)
                                                                     -----------                 ----------

NET LOSS                                                             $   (9,584)                 $  (1,547)
                                                                     ===========                 ==========


NET LOSS PER SHARE:
  Basic and diluted                                                  $    (0.80)                 $   (0.13)
                                                                     ===========                 ==========


SHARES USED IN PER SHARE COMPUTATION:
  Basic and diluted                                                       12,007                     11,790
                                                                     ===========                 ==========



See Notes to Condensed Consolidated Financial Statements.
                                       4

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2003        2002
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (9,584)   $ (1,547)
    Reconciliation of net loss to net
    cash used in operating activities:
   Depreciation and amortization                                     815         493
   Deferred income taxes                                           5,978      (1,235)
   Changes in assets and liabilities:
       Accounts receivable                                        (2,643)       (935)
       Inventories                                                 1,344         484
       Prepaid expenses and other                                   (208)      1,704
       Accounts payable accrued and other current liabilities        271      (1,085)
       Income taxes payable                                            4        (102)
                                                                --------    --------

Net cash used in operating activities                             (4,023)     (2,223)
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                            (26,007)     (1,989)
   Sales/maturities of short-term investments                     29,000        --
   Purchases of property, plant and equipment                        (55)     (1,463)
                                                                --------    --------
Net cash provided by (used in) investing activities                2,938      (3,452)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt obligations                                    (37)       (393)
   Issuance of common stock                                         --           102
                                                                --------    --------

Net cash used in financing activities                                (37)       (291)
                                                                --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (23)        167
                                                                --------    --------

NET CHANGE IN CASH AND EQUIVALENTS                                (1,145)     (5,799)
CASH AND CASH EQUIVALENTS, beginning of period                     7,967      47,227
                                                                --------    --------

CASH AND CASH EQUIVALENTS, end of period                        $  6,822    $ 41,428
                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                       $     24    $     26
                                                                ========    ========
   Cash paid for income taxes                                   $     41    $      6
                                                                ========    ========

See Notes to Condensed Consolidated Financial Statements.

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

         While the quarterly condensed consolidated financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2. Significant Accounting Policies

         Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. During the quarter ended March 31, 2003, Nanometrics recorded a valuation allowance of $6,020,000.

         Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive loss and was not significant as of March 31, 2003. Gains and losses on sales of short-term investments are determined on a specific identification basis.

Note 3. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                 March 31,         December 31,
                                                   2003                2002
                                                  -------             -------
Raw materials and subassemblies                   $14,253            $18,353
Work in process                                     4,660              4,733
Finished goods                                      5,445              2,761
                                                  -------            -------
Total inventories                                 $24,358            $25,847
                                                  =======            =======

Note 4. Other Current Liabilities

      Other current liabilities consist of the following (in thousands):

                                                         March 31,  December 31,
                                                           2003          2002
                                                         --------     --------

         Commission payable                             $    222     $    291
         Accrued warranty                                    361          261
         Accrued professional services                       157          169
         Other                                               340          853
                                                        --------     --------
         Total other current liabilities                $  1,080     $  1,574
                                                        ========     ========


Note 5       Shareholders' Equity

      Net Income Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                             -----------------
                                                              2003       2002
                                                             ------     ------
Weighted average common shares outstanding-shares
 used in basic net loss per share computations               12,007     11,790
Dilutive effect of common stock equivalents,
 using the treasury stock method                               --         --
                                                             ------     ------
Shares used in diluted net loss per share computation        12,007     11,790
                                                             ======     ======

         At March 31, 2003 and March 31, 2002, respectively, diluted net loss per share excludes common equivalent shares outstanding of 1,359,000 and 2,637,000, respectively, as their effect is anti-dilutive.

Note 6     Comprehensive Loss

         Comprehensive loss, which consisted of net income loss and changes in accumulated other comprehensive loss, was a loss of $9,888,000 for the three months ended March 31, 2003 compared to a comprehensive loss of $1,491,000 for the same period in 2002. Substantially all of the accumulated other comprehensive loss consists of accumulated translation adjustments for all periods presented.

Note 7     Warranties

         Nanometrics sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets as other current liabilities, was as follows (in thousands):

Balance as of December 31, 2002                                  $    261
Actual warranty costs                                                (150)
Revision to existing warranty                                         (85)
Provision for warranty (three months ended March 31, 2003)            335
                                                                 --------
Balance as of March 31, 2003                                     $    361
                                                                 ========

Note 8.        Stock-Based Compensation

         Nanometrics accounts for stock-based compensation using the intrinsic value method in accordance with the provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosures, an Amendment of FASB Statement No. 123.

         Under the intrinsic value method, Nanometrics does not recognize any compensation expense, as the exercise price of all stock options is equal to the fair market value at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Nanometrics' pro forma consolidated loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                                             Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                          2003              2002
                                                                      ---------         ---------
Net loss:
  As reported                                                           $ (9,584)      $  (1,547)
  Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related income tax effects                                    (4,199)         (1,049)
                                                                       ----------        --------
Pro forma                                                              $ (13,783)      $  (2,596)
                                                                        =========       =========

Basic and diluted net loss per share:
  As reported                                                          $  (0.80)       $   (0.13)
  Pro forma                                                            $  (1.15)       $   (0.22)


Note 9. Intangible Assets

         Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of March 31, 2003 consist of (in thousands):

                                       Gross                            Net
                                      Carrying        Accumulated    Intangible
                                       Amount        Amortization      Assets
                                       ------        ------------      ------
Technology                             $2,709          $1,200          $1,509
Other                                     250             133             117
                                       ------          ------          ------
Total                                  $2,959          $1,333          $1,626
                                       ======          ======          ======

Amortization expense for the three-months ended March 31, 2003 was $122,000. The estimated future amortization expense as of March 31, 2003 is as follows (in thousands):

              Fiscal Years
              2003 (remaining nine months)                         $   304
              2004                                                     397
              2005                                                     285
              2006                                                     256
              2007                                                     256
              Thereafter                                               128
                                                                   -------
              Total amortization                                   $ 1,626
                                                                   =======

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

         In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" in Nanometrics' 2002 Annual Report on Form 10-K. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results and financial condition.

         All forward-looking statements included in this report are based on information available to us on the date hereof. We undertake no obligation to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.

         Nanometrics is a leader in the design, manufacture, marketing and support of thin film metrology systems for the semiconductor, flat panel display and magnetic recording head industries. Our systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields.

Critical Accounting Policies

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

Results of Operations

         Total net revenues for the first quarter of 2003 were $9,350,000, an increase of $1,325,000 or 17% from the same quarter in 2002. Product sales of $7,435,000 for the first quarter of 2003, increased $574,000 or 8% compared to the same period in 2002. Sales of automated and integrated systems increased in the first quarter of 2003 from their first quarter 2002 levels. The increase in product sales resulted from stronger demand for semiconductor process control metrology equipment, particularly in the U.S. and the Far East. This increased demand is driven in part by the semiconductor industry's continued shift from the manufacture of 200 millimeter wafers to 300 millimeter wafers, which requires new products that can handle the larger wafers. Service revenue of $1,915,000 increased $751,000 or 65% in the first quarter of 2003 compared to the same period in 2002 primarily due to higher sales of parts and services in the U.S and the Far East resulting in part from a larger installed base of systems that have passed their warranty periods.

         Cost of product sales as a percentage of product sales increased to 49% in the first quarter of 2003 from 41% in the first quarter of 2002 due to an increase in manufacturing capacity added to our U.S. facility in 2002. The increased manufacturing capacity is part of a strategic move to internalize the production of key parts and components, allowing us to have greater control over their development, delivery, quality and cost. Cost of service as a percentage of service revenue decreased to 98% in the first quarter of 2003 from 108% in the first quarter of 2002 primarily as a result of higher service revenues, which exceeded our costs of service.

         Research and development expenses for the first quarter of 2003 decreased $13,000 or 0.4% compared to the same period in 2002 as the company continued to invest in the development of new and enhanced products in a selective manner.

         Selling expenses for the first quarter of 2003 increased by $664,000 or 30% compared to the same period in 2002 primarily due to higher headcount levels, higher commissions and other expenses incurred promoting our products, in particular various new products, to existing and potential customers.

         General and administrative expenses for the first quarter of 2003 increased by $268,000 or 29% compared to the same period in 2002 primarily as a result of higher regulatory compliance and patent related costs.

         Total other income, net increased $22,000 or 43% during the first quarter of 2003 compared to the same period in 2002 due primarily to smaller currency fluctuations offset by lower interest income as a result of lower interest rates and lower cash and short-term investments balances.

         A provision for income taxes of $6,020,000 was recorded in the first quarter of 2003, which primarily represents a charge to record a valuation allowance against deferred income tax assets. This charge was taken primarily as a result of pretax losses incurred over the past several quarters coupled with uncertainty about future expected income in the current market environment, making it not more likely than not that the deferred tax asset will be realized.

         As a result of the factors discussed above, our loss from operations was $3,637,000 and our net loss was $9,584,000 or $0.80 per diluted share in the first quarter of 2003 compared to a loss from operations of $2,547,000 and a net loss of $1,547,000 or $0.13 per diluted share in the first quarter of 2002.

Liquidity and Capital Resources

         At  March  31,  2003,  our  cash,   cash   equivalents  and  short-term
investments totaled $32,725,000. Our short-term investments are invested primarily in U.S. Treasury Bills. At March 31, 2003, we had working capital of $65,601,000 compared to $74,776,000 at December 31, 2002. The current ratio at March 31, 2003 was 10.4 to 1. We believe that our working capital, including cash, cash equivalents and short-term investments will be sufficient to meet our needs at least through the next twelve months.

         Operating activities for the first three months of 2003 used cash of $4,023,000 primarily from the net loss and higher accounts receivable, which resulted from increases in days outstanding. These uses of cash were offset to some extent by lower inventory levels as we continued to limit our purchases of inventory during the quarter in an effort to reduce our use of cash. Investing activities provided $2,938,000 primarily due to sales of short-term investments of $29,000,000 offset to some extent by purchases of short-term investments of $26,007,000 and capital expenditures of $55,000 used to continue to internalize our manufacturing capacity in the U.S. Financing activities used $37,000 primarily due to repayment of debt obligations in Japan.

         We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at March 31, 2003 would not have had a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have had a material impact on their value at March 31, 2003. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At March 31, 2003, our total debt obligation was $3,870,000 with a long-term portion of $2,936,000. A hypothetical 10% change in interest rates at March 31, 2003 would not have had a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

                            NANOMETRICS INCORPORATED
                                     PART II

                                OTHER INFORMATION


ITEM 1.       Legal Proceedings

    Not applicable.


ITEM 2.       Changes in Securities and Use of Proceeds

    Not applicable.


ITEM 3.       Defaults Upon Senior Securities

    Not applicable.


ITEM 4.       Submission of Matters to a Vote of Security Holders

    Not applicable.


ITEM 5.       Other Information

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Nanometrics, has preapproved the continuing provision of certain non-audit services of Deloitte & Touche LLP, our independent auditor. Such services include tax and tax-related services.


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


Dated:  May 13, 2003

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:  May 13, 2003               By:      /s/ John D. Heaton
                                     --------------------------------------
                                  Name:    John D. Heaton
                                  Title:   Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:  May 13, 2003                  By: /s/ Paul B. Nolan
                                        ------------------------------
                                     Name:    Paul B. Nolan
                                     Title:   Chief Financial Officer