Form 10-Q
period 2003-06-30
NANOMETRICS INC
filed 2003-08-11
CIK 704532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
                               -------------

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

                           YES    X         NO
                               -------         -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           YES              NO    X
                               -------         -------

As of August 1, 2003, there were 12,022,643 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX

Part I.  Financial Information                                              Page
                                                                            ----

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 2003 and December 31, 2002 . . . . . . . . . . .    3

                  Condensed Consolidated Statements of Operations -
                  Three months and six months ended
                  June 30, 2003 and 2002  . . . . . . . . . . . . . . . . .    4

                  Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2003 and 2002 . . . . . . . . .    5

                  Notes to Condensed Consolidated Financial Statements  . .    6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . .   10

     Item 3.      Quantitative and Qualitative Disclosures
                  about Market Risk . . . . . . . . . . . . . . . . . . . .   12

     Item 4.      Controls and Procedures . . . . . . . . . . . . . . . . .   12

Part II.  Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders . . .   13

     Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .   13

     Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . .   13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Certifications  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

PART I:      FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                                               June 30,        December 31,
                                                                 2003             2002
                                                              ---------         ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $   4,746         $   7,967
   Short-term investments                                        25,911            28,899
   Accounts receivable, net of
     allowances of $566 in 2003 and 2002                          8,770             9,021
   Inventories                                                   22,976            25,847
   Deferred income taxes                                            863             6,840
   Prepaid expenses and other                                     3,073             2,803
                                                              ---------         ---------

          Total current assets                                   66,339            81,377

PROPERTY, PLANT AND EQUIPMENT, Net                               49,599            50,050

INTANGIBLE ASSETS                                                 1,524             1,748

OTHER ASSETS                                                      1,350             1,513
                                                              ---------         ---------

TOTAL                                                         $ 118,812         $ 134,688
                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $   1,469         $   1,708
   Accrued payroll and related expenses                           1,072             1,004
   Deferred revenue                                                 168             1,396
   Other current liabilities                                        976             1,574
   Income taxes payable                                               6               139
   Current portion of debt obligations                              976               780
                                                              ---------         ---------
          Total current liabilities                               4,667             6,601

DEFERRED INCOME TAXES                                               863               858

LONG-TERM DEBT OBLIGATIONS                                        2,747             3,123
                                                              ---------         ---------

          Total liabilities                                       8,277            10,582
                                                              ---------         ---------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 12,019,142 and 12,006,641 outstanding           99,976            99,911
   Retained earnings                                             10,808            24,475
   Accumulated other comprehensive loss                            (249)             (280)
                                                              ---------         ---------
          Total shareholders' equity                            110,535           124,106
                                                              ---------         ---------

TOTAL                                                         $ 118,812         $ 134,688
                                                              =========         =========

 See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                         June 30,
                                              2003             2002             2003             2002
                                            --------         --------         --------         --------
NET REVENUES:
   Product sales                            $  7,865         $  7,136         $ 15,300         $ 13,997
   Service                                     1,869            1,256            3,784            2,420
                                            --------         --------         --------         --------

   Total net revenues                          9,734            8,392           19,084           16,417
                                            --------         --------         --------         --------

COSTS AND EXPENSES:
   Cost of product sales                       4,828            3,029            8,487            5,821
   Cost of service                             1,607            1,454            3,493            2,711
   Research and development                    3,469            3,053            6,842            6,439
   Selling                                     2,712            2,696            5,598            4,918
   General and administrative                  1,151            1,248            2,334            2,163
                                            --------         --------         --------         --------

   Total costs and expenses                   13,767           11,480           26,754           22,052
                                            --------         --------         --------         --------

LOSS FROM OPERATIONS                          (4,033)          (3,088)          (7,670)          (5,635)

OTHER INCOME (EXPENSE):
   Interest income                                76              143              170              308
   Interest expense                              (23)             (25)             (47)             (47)
   Other, net                                    (35)             210              (32)             118
                                            --------         --------         --------         --------
   Total other income, net                        18              328               91              379
                                            --------         --------         --------         --------

LOSS BEFORE INCOME TAXES                      (4,015)          (2,760)          (7,579)          (5,256)

PROVISION (BENEFIT) FOR INCOME TAXES              68           (1,058)           6,088           (2,007)
                                            --------         --------         --------         --------

NET LOSS                                    $ (4,083)        $ (1,702)        $(13,667)        $ (3,249)
                                            ========         ========         ========         ========


 NET LOSS PER SHARE:
   Basic and diluted                        $  (0.34)        $  (0.14)        $  (1.14)        $  (0.28)
                                            ========         ========         ========         ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic and diluted                          12,008           11,837           12,008           11,814
                                            ========         ========         ========         ========

  See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 2003             2002
                                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(13,667)        $ (3,249)
   Reconciliation of net loss to net cash
    used in operating activities:
   Depreciation and amortization                                                  1,222            1,099
   Deferred income taxes                                                          5,982           (2,511)
   Changes in assets and liabilities:
       Accounts receivable                                                          263           (1,924)
       Inventories                                                                2,888              519
       Prepaid expenses and other                                                  (260)           1,645
       Accounts payable, accrued expenses and other current liabilities          (1,850)          (1,474)
       Income taxes payable                                                        (129)             226
                                                                               --------         --------

Net cash used in operating activities                                            (5,551)          (5,669)
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                           (26,012)         (36,772)
   Sales/maturities of short-term investments                                    29,000               --
   Purchases of property, plant and equipment                                      (526)          (1,804)
                                                                               --------         --------
Net cash provided by (used in) investing activities                               2,462          (38,576)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                                           --              329
   Repayments of debt obligations                                                  (188)            (479)
   Issuance of common stock                                                          65              656
                                                                               --------         --------

Net cash (used in) provided by financing activities                                (123)             506
                                                                               --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (9)             169
                                                                               --------         --------

NET CHANGE IN CASH AND EQUIVALENTS                                               (3,221)         (43,570)
CASH AND CASH EQUIVALENTS, beginning of period                                    7,967           47,227
                                                                               --------         --------

CASH AND CASH EQUIVALENTS, end of period                                       $  4,746         $  3,657
                                                                               ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                      $     50         $     51
                                                                               ========         ========

   Cash paid for income taxes                                                  $     41         $      6
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

       While the quarterly condensed financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheets. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.       Significant Accounting Policies

         Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. During the quarter ended March 31, 2003, Nanometrics recorded a valuation allowance of $6,020,000 and will continue to provide a full valuation allowance against deferred tax assets for the foreseeable future.

         Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive loss and was not significant as of June 30, 2003. Gains and losses on sales of short-term investments are determined on a specific identification basis.

Note 3.       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      June 30,      December 31,
                                                        2003           2002
                                                      -------        -------
               Raw materials and subassemblies        $12,841        $18,353
               Work in process                          4,339          4,733
               Finished goods                           5,796          2,761
                                                      -------        -------
               Total inventories                      $22,976        $25,847
                                                      =======        =======

Note 4.       Other Current Liabilities

       Other current liabilities consist of the following (in thousands):

                                                    June 30,   December 31,
                                                      2003         2002
                                                     ------       ------
               Commissions payable                   $  187       $  291
               Accrued warranty                         258          261
               Accrued professional services            137          169
               Other                                    394          853
                                                     ------       ------
               Total other current liabilities       $  976       $1,574
                                                     ======       ======

Note 5.       Shareholders' Equity

       Net Loss Per Share - The reconciliation of the share denominator used in the basic and diluted net loss per share computations is as follows (in thousands):

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                     2003          2002          2003          2002
                                                    ------        ------        ------        ------
Weighted average common shares
  outstanding-shares used in basic
  net income per share computation                  12,008        11,837        12,008        11,814
Dilutive effect of common stock equivalents,
  using the treasury stock method                     --            --            --            --
                                                    ------        ------        ------        ------
Shares used in diluted net income
  per share computation                             12,008        11,837        12,008        11,814
                                                    ======        ======        ======        ======

       During the three and six month periods ended June 30, 2003 and June 30, 2002, respectively, diluted net loss per share excludes common equivalent shares outstanding of 2,659,000 and 2,901,000, respectively, as their effect is anti-dilutive.

Note 6.       Comprehensive Loss

       Comprehensive loss, which consists of net loss for the periods and changes in accumulated other comprehensive loss, was a loss of $3,748,000 for the three months ended June 30, 2003 compared to a loss of $542,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, the comprehensive loss was $13,636,000 compared to a comprehensive loss of $2,033,000 for the six months ended June 30, 2002. Substantially all of the accumulated other comprehensive loss consists of accumulated translation adjustments for all periods presented.

Note 7.       Warranties

       Nanometrics sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets as other current liabilities, was as follows (in thousands):

             Balance as of December 31, 2002                              $ 261
             Actual warranty costs                                         (124)
             Revision to existing warranty                                 (150)
             Provision for warranty (six months ended June 30, 2003)        271
                                                                          -----
             Balance as of June 30, 2003                                  $ 258
                                                                          =====

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

      Under the intrinsic value method, Nanometrics does not recognize any compensation expense, as the exercise price of all stock options is equal to the fair market value at the time the options are granted. Had compensation expense been recognized using the fair value-based methods under SFAS No. 123, Nanometrics' pro forma consolidated loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                      Three Months Ended                Six Months Ended
                                                            June 30,                        June 30,
                                                     2003             2002            2003             2002
                                                    -------         -------         --------         -------
Net Loss
   As reported                                      $(4,083)        $(1,702)        $(13,667)        $(3,249)
   Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related income tax effects               (1,525)         (1,155)          (5,724)         (2,204)
                                                    -------         -------         --------         -------
Pro forma                                           $(5,608)        $(2,857)        $(19,391)        $(5,453)
                                                    =======         =======         ========         =======

Basic and diluted net loss per share:
   As reported                                      $ (0.34)        $ (0.14)        $  (1.14)        $ (0.28)
   Pro forma                                        $ (0.47)        $ (0.24)        $  (1.61)        $ (0.46)

         During June 2003, Nanometrics issued 1,399,000 options to purchase shares of common stock at a weighted average exercise price of $5.70. The options were issued more than six months and one day after the cancellation of options in connection with an offer to exchange certain stock options in December 2002.

         In May 2003, Nanometrics' shareholders approved the adoption of the Company's 2003 Employee Stock Purchase Plan and the reservation of 750,000 shares of common stock for issuance under this plan. Under the plan, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. The first offering period will begin October 2003.

Note 9.       Intangible Assets

       Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of June 30, 2003 consist of (in thousands):

                                 Gross                        Net
                                Carrying    Accumulated    Intangible
                                 Amount     Amortization     Assets
                                 ------     ------------     ------
               Technology        $2,709        $1,289        $1,420
               Other                250           146           104
                                 ------        ------        ------
               Total             $2,959        $1,435        $1,524
                                 ======        ======        ======

Amortization expense for the three month and six month periods ended June 30, 2003 was $102,000 and $224,000, respectively, and is primarily recorded as cost of product sales. The estimated future amortization expense as of June 30, 2003 is as follows (in thousands):

     Fiscal Years
     ------------
       2003 (remaining six months)                           $      202
       2004                                                         397
       2005                                                         285
       2006                                                         256
       2007                                                         256
       Thereafter                                                   128
                                                             ----------
       Total amortization                                    $    1,524
                                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This report, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based upon current expectations and beliefs that involve risks and uncertainties, such as our plans, objectives and intentions, regarding, among other things: (i) customer demand for our products, which may be affected by several factors including the cyclicality of the semiconductor, magnetic recording head, flat panel display and other industries that we serve, patterns of capital spending by our customers, technological changes in the markets we serve, and market acceptance of our products and our customers' products; (ii) the timing, cancellation or delay of our customers' orders and shipments; (iii) competition, including competitive pressures on product prices and changes in pricing by our customers or suppliers; (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen; (v) the proportion of sales we make directly to our customers versus sales through distributors and representatives; (vi) market acceptance of new and enhanced versions of our products; (vii) the timing of our new product announcements and releases, including our ability to design, introduce and manufacture new products in a timely and cost effective manner, as well as the announcements and releases by our competitors; and (viii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of our products.

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

Critical Accounting Policies

       Income Tax Assets and Liabilities - We account for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax assets will not be realized in the future. We evaluate the deferred tax assets on a quarterly basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference.

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

Results of Operations

       Total net revenues for the three months ended June 30, 2003 were $9,734,000, an increase of $1,342,000 or 16% from the comparable period in 2002. For the six months ended June 30, 2003, total net revenues of $19,084,000 increased $2,667,000 or 16% from the comparable period in 2002. Product sales of $7,865,000 and $15,300,000 for the three months and six months ended June 30, 2003, respectively, increased $729,000 or 10% and $1,303,000 or 9%, respectively, as compared with the same periods during 2002. Sales of automated and tabletop systems increased in the second quarter of 2003 from their second quarter 2002 levels. The increase in product sales resulted from demand for semiconductor process control equipment and flat panel display equipment, primarily in the Far East. Service revenue of $1,869,000 and $3,784,000 for the three months and six months ended June 30, 2003, respectively, increased $613,000 or 49% and $1,364,000 or 56%, respectively, as compared to the same periods in 2002 primarily due to higher sales of parts and services, particularly in the U.S. and the Far East, due in part to a larger installed base of systems that have passed their warranty periods.

       Cost of product sales as a percentage of product sales increased to 61% in the second quarter of 2003 from 42% in the second quarter of 2002 and increased to 55% in the six months ended June 30, 2003 from 42% for the same period in 2002 due in part to lower sales prices on older products and an increase in manufacturing capacity added to our U.S. facility. The increased manufacturing capacity is part of a strategic move to internalize the production of key parts and components, allowing us to have greater control over their development, delivery, quality and cost. Cost of service as a percentage of service revenue decreased to 86% in the second quarter of 2003 from 116% in the second quarter of 2002 and decreased to 92% in the six months ended June 30, 2003 from 112% for the same period in 2002 due to higher service revenues, which exceeded our cost of service.

       Research and development expenses for the three month and six month periods ended June 30, 2003 increased by $416,000 or 14% and $403,000 or 6%, respectively, compared to the same periods in 2002 resulting primarily from increased headcount and related expenses for the development of new and enhanced products.

       Selling expenses for the three months and six month periods ended June 30, 2003 increased by $16,000 or 1% and $680,000 or 14%, respectively, compared to the same periods in 2002 primarily due to higher headcount levels, higher commissions and other expenses incurred promoting our products particularly in the first quarter of 2003.

       General and administrative expenses for the three months ended June 30, 2003 decreased $97,000 or 8% from the same period in 2002 due in part to lower salary and consulting expenses resulting from shutdown days taken during the quarter. General and administrative expenses for the six months ended June 30, 2003 increased $171,000 or 8% compared to the same period in 2002 due primarily to higher regulatory compliance and patent related costs particularly in the first quarter of 2003.

       Total other income, net for the three month and six month periods ended June 30, 2003 decreased $310,000 or 95% and $288,000 or 76%, respectively, from the comparable periods in 2002 due primarily to lower interest income, resulting from lower investment balances and lower interest rates and foreign currency transaction loss.

       A provision for income taxes of $6,088,000 was recorded for the six-month period ended June 30, 2003, which primarily represents a charge to record a valuation allowance against deferred income tax assets. This charge was taken primarily as a result of pretax losses incurred over the past several quarters coupled with uncertainty about future expected income in the current market environment, making it more likely than not that the deferred tax asset will not be realized.

       As a result of the factors discussed above, our loss from operations was $4,033,000 and net loss was $4,083,000 for the second quarter of 2003 compared to a loss from operations of $3,088,000 and a net loss of $1,702,000 for the same period in 2002. For the first six months of 2003, our loss from operations was $7,670,000 and net loss was

$13,667,000 which compared to a loss from operations of $5,635,000 and a net loss of $3,249,000 for the same period in 2002.

Liquidity and Capital Resources

         At June 30, 2003, our cash, cash equivalents and short-term investments totaled $30,657,000. Our short-term investments are invested primarily in U.S. Treasury Bills. At June 30, 2003, Nanometrics had working capital of $61,672,000 compared to $74,776,000 at December 31, 2002. The current ratio at June 30, 2002 was 14.2 to 1. We believe that working capital including cash, cash equivalents and short-term investments will be sufficient to meet our needs through at least the next twelve months.

         Operating activities for the first six months of 2003 used cash of $5,551,000 primarily from the net loss, lower accounts payable resulting from lower levels of materials purchases and lower deferred revenue. These uses of cash were offset to some extent by lower inventory levels as we continued to limit our purchases of inventory during the quarter in an effort to reduce our use of cash. Investing activities provided $2,462,000 primarily due to sales of short-term investments of $29,000,000 offset to some extent by purchases of short-term investments in the amount of $26,012,000 and capital expenditures of $526,000 used to continue to internalize our manufacturing capacity in the U.S. Financing activities used $123,000 primarily due to repayment of debt obligations in Japan.

         We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at June 30, 2003 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but, due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at June 30, 2003. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At June 30, 2003, our total debt obligation was $3,723,000 with a long-term portion of $2,747,000. A hypothetical 10% change in interest rates at June 30, 2003 would not have a material impact on our results of operations.

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

       Based on their most recent evaluation, which was completed within 90 days prior to the filing date of this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II:     OTHER INFORMATION

ITEM 4.  Submission  of  Matters  to a Vote of  Security  Holders

A.   The annual meeting of shareholders was held on May 14, 2003.

B.   The  following  directors  were elected to the board of  directors:
        Vincent J. Coates
        Nathaniel  Brenner
        John D.  Heaton
        William G. Oldham
        Edmond R. Ward

C.   The following matters were voted upon at the annual meeting:

                                                               For              Against           Abstain
                                                            ----------          -------           -------
1.   To elect the following directors to serve
     until the next annual meeting of shareholders
     or until their successors are elected:
        Vincent J. Coates, Chairman                         10,295,950               0            259,722
        Nathaniel Brenner, Director                         10,490,074               0             65,598
        John D. Heaton, Director                            10,297,350               0            258,322
        William G. Oldham, Director                         10,484,374               0             71,298
        Edmond R. Ward, Director                            10,483,874               0             71,798

2.   To ratify the appointment of Deloitte &
     Touche LLP as independentauditors for
     the fiscal year ending December 31, 2003.              10,526,492          24,820              4,360

3.   To approve the adoption of the Company's
     2003 Employee  Stock Purchase Plan (the "Plan")
     and to approve the reservation of 750,000
     shares of common stock for issuance under the Plan.     7,280,455         114,647             10,784

ITEM 5.  Other Information
In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Nanometrics has preapproved the continuing provision of certain non-audit services by Deloitte & Touche LLP, Nanometrics' independent auditor. Such services include tax and tax-related services.

ITEM 6.  Exhibits and Reports on Form 8-K
A.   Exhibits.
     See Exhibit Index attached hereto.
B.   Reports on Form 8-K.
     A current report on Form 8-K was furnished on July 24, 2003 with an attached press release.

                            NANOMETRICS INCORPORATED

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED




/s/ Vincent J. Coates
------------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
------------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
------------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  August 11, 2003

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 11, 2003                      By:      /s/ John D. Heaton
                                               ---------------------------------
                                            Name:    John D. Heaton
                                            Title:   Chief Executive Officer

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 11, 2003                         By: /s/ Paul B. Nolan
                                                  ------------------------------
                                               Name:    Paul B. Nolan
                                               Title:   Chief Financial Officer

                                  Exhibit Index



Exhibit No.       Exhibit Title
-----------       -------------

3.1*              Amended  and  restated   Articles  of   Incorporation  of  the
                  Registrant

3.2**             Bylaws

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



* Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-13470) filed with the Securities and Exchange Commission on March 28, 2003.

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-13470) filed with the Securities and Exchange Commission on April 1, 1998.