Form 10-Q
period 2003-09-30
NANOMETRICS INC
filed 2003-11-12
CIK 704532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               --------------     ---------------

Commission file number      0-13470
                      -------------

                            NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                       94-2276314
-------------------------------                         ------------------
(State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                         Identification No.)

   1550 Buckeye Drive, Milpitas, CA                            95035
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (408) 435-9600
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X         NO
                               ---           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           YES            NO  X
                               ---           ---

At November 4, 2003 there were 12,103,415 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I. Financial Information
                                                                            Page

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2003 and December 31, 2002 ................  3

                  Condensed Consolidated Statements of Operations -
                  Three months and nine months ended
                  September 30, 2003 and 2002 .............................  4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2003 and 2002 ...........  5

                  Notes to Condensed Consolidated Financial Statements ....  6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........... 10

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk ....................................... 12

     Item 4.      Controls and Procedures ................................. 12


Part II. Other Information

     Item 1.      Legal Proceedings ....................................... 14

     Item 2.      Changes in Securities and Use of Proceeds ............... 14

     Item 3.      Defaults Upon Senior Securities ......................... 14

     Item 4.      Submission of Matters to a Vote of Security Holders ..... 14

     Item 5.      Other Information ....................................... 14

     Item 6.      Exhibits and Reports on Form 8-K ........................ 14

Signatures ................................................................ 15

Certifications ............................................................ 16

Exhibit Index ............................................................. 18

PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS

                            NANOMETRICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
                                   (Unaudited)

                                                                September 30,    December 31,
                                                                    2003            2002
                                                                  ---------       ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $   7,062       $   7,967
   Short-term investments                                            22,938          28,899
   Accounts receivable, net of allowances of $569 and $566           10,797           9,021
   Inventories                                                       23,113          25,847
   Deferred income taxes                                                862           6,840
   Prepaid expenses and other                                         3,100           2,803
                                                                  ---------       ---------
                  Total current assets                               67,872          81,377

PROPERTY, PLANT AND EQUIPMENT, Net                                   49,830          50,050

INTANGIBLE ASSETS                                                     1,423           1,748

OTHER ASSETS                                                          1,378           1,513
                                                                  ---------       ---------

TOTAL ASSETS                                                      $ 120,503       $ 134,688
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                               $   2,276       $   1,708
   Accrued payroll and related expenses                               1,624           1,004
   Deferred revenue                                                   1,509           1,396
   Other current liabilities                                          1,077           1,574
   Income taxes payable                                                  14             139
   Current portion of debt obligations                                1,487             780
                                                                  ---------       ---------
                  Total current liabilities                           7,987           6,601

DEFERRED INCOME TAXES                                                 1,081             858

DEBT OBLIGATIONS                                                      2,737           3,123
                                                                  ---------       ---------
                  Total liabilities                                  11,805          10,582
                                                                  ---------       ---------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 12,092,415 and 12,006,641 outstanding              100,516          99,911
   Retained earnings                                                  7,813          24,475
   Accumulated other comprehensive loss                                 369            (280)
                                                                  ---------       ---------
                  Total shareholders' equity                        108,698         124,106
                                                                  ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 120,503       $ 134,688
                                                                  =========       =========

See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                             2003               2002             2003               2002
                                           --------           --------         --------           --------
NET REVENUES:
   Product sales                           $  8,514           $  6,637         $ 23,814           $ 20,634
   Service                                    1,617              1,932            5,401              4,352
                                           --------           --------         --------           --------

   Total net revenues                        10,131              8,569           29,215             24,986
                                           --------           --------         --------           --------

COSTS AND EXPENSES:
   Cost of product sales                      4,539              3,063           13,026              8,884
   Cost of service                            1,425              1,666            4,918              4,377
   Research and development                   3,357              3,688           10,199             10,127
   Selling                                    2,867              2,718            8,465              7,636
   General and administrative                 1,130              1,349            3,464              3,512
                                           --------           --------         --------           --------

   Total costs and expenses                  13,318             12,484           40,072             34,536
                                           --------           --------         --------           --------

LOSS FROM OPERATIONS                         (3,187)            (3,915)         (10,857)            (9,550)
                                           --------           --------         --------           --------

OTHER INCOME (EXPENSE):
   Interest income                               60                125              230                433
   Interest expense                             (24)               (25)             (71)               (72)
   Other, net                                   208                (61)             176                 57
                                           --------           --------         --------           --------
   Total other income, net                      244                 39              335                418
                                           --------           --------         --------           --------

LOSS BEFORE INCOME TAXES                     (2,943)            (3,876)         (10,522)            (9,132)

PROVISION (BENEFIT) FOR INCOME TAXES             53             (2,060)           6,141             (4,067)
                                           --------           --------         --------           --------

NET LOSS                                   $ (2,996)          $ (1,816)        $(16,663)          $ (5,065)
                                           ========           ========         ========           ========

NET LOSS PER SHARE:
   Basic and diluted                       $  (0.25)          $  (0.15)        $  (1.39)          $  (0.43)
                                           ========           ========         ========           ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic and diluted                         12,033             11,886           12,016             11,838
                                           ========           ========         ========           ========

See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                     2003               2002
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(16,663)          $ (5,065)
   Reconciliation of net loss to net cash
    used in operating activities:
   Depreciation and amortization                                      1,859              1,725
   Deferred income taxes                                              5,982             (2,841)
   Changes in assets and liabilities
       Accounts receivable                                           (1,355)               504
       Inventories                                                    3,118               (487)
       Prepaid expenses and other current assets                        (86)                (6)
       Accounts payable accrued and other current liabilities           655             (1,175)
       Income taxes payable                                            (126)               126
                                                                   --------           --------

Net cash used in operating activities                                (6,616)            (7,219)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                               (49,039)           (36,989)
   Sales/maturities of short-term investments                        55,000             35,000
   Purchases of property, plant and equipment                          (748)            (2,710)
                                                                   --------           --------
Net cash provided by (used in) investing activities                   5,213             (4,699)
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                        (361)              (611)
   Issuance of common stock                                             605                894
                                                                   --------           --------

Net cash provided by financing activities                               244                283
                                                                   --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 254               (164)
                                                                   --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (905)           (11,799)
CASH AND CASH EQUIVALENTS, beginning of period                        7,967             47,227
                                                                   --------           --------

CASH AND CASH EQUIVALENTS, end of period                           $  7,062           $ 35,428
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                          $     72           $     76
                                                                   ========           ========

   Cash paid for income taxes                                      $    146           $      6
                                                                   ========           ========

See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Condensed Consolidated Financial Statements

         The condensed consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

         While the quarterly condensed financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments), which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive loss and was not significant as of September 30, 2003. Gains and losses on sales of short-term investments are determined on a specific identification basis.

Note 3. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                September 30,   December 31,
                                                     2003            2002
                                                   -------         -------
Raw materials and subassemblies                    $12,989         $18,353
Work in process                                      4,702           4,733
Finished goods                                       5,422           2,761
                                                   -------         -------
Total inventories                                  $23,113         $25,847
                                                   =======         =======

Note 4. Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                                 September 30,     December 31,
                                                     2003              2002
                                                    ------            ------
Commissions payable                                 $  129            $  291
Accrued warranty                                       332               261
Accrued professional services                          111               169
Other                                                  505               853
                                                    ------            ------
Total other current liabilities                     $1,077            $1,574
                                                    ======            ======

Note 5. Shareholders' Equity

         Net Loss Per Share - The reconciliation of the share denominator used in the basic and diluted net loss per share computations are as follows (in thousands):

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                  2003          2002         2003          2002
                                                 ------        ------       ------        ------
Weighted average common shares
  outstanding-shares used in basic
  net loss per share computation                 12,033        11,886       12,016        11,838
Dilutive effect of common stock equivalents,
  using the treasury stock method                  --            --           --            --
                                                 ------        ------       ------        ------
Shares used in dilutive net loss
  per share computation                          12,033        11,886       12,016        11,838
                                                 ======        ======       ======        ======

         During the three- and nine-month periods ended September 30, 2003 and September 30, 2002, respectively, diluted net loss per share excludes common equivalent shares outstanding of 2,851,000 and 2,936,000, as their effect is anti-dilutive.

Note 6. Comprehensive Loss

         Comprehensive  loss,  which  consisted  of net loss for the periods and changes in accumulated other comprehensive loss, was a loss of $2,378,000 and $2,182,000 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the comprehensive loss was $16,014,000 and $4,215,000, respectively. Substantially all of the accumulated other comprehensive loss consists of accumulated translation adjustments for all periods presented.

Note 7. Warranties

         Nanometrics sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets as other current liabilities, was as follows (in thousands):

Balance as of December 31, 2002                                     $ 261
Actual warranty costs                                                (132)
Revision to existing warranty                                        (195)
Provision for warranty (nine months ended September 30, 2003)         398
                                                                    -----
Balance as of September 30, 2003                                    $ 332
                                                                    =====

Note 8. Stock-Based Compensation

         Nanometrics accounts for stock-based compensation using the intrinsic value method in accordance with the provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosures, an Amendment of SFAS No. 123.

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

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                    2003          2002          2003          2002
                                                  --------      --------      --------      --------
Net Loss
   As reported                                    $ (2,996)     $ (1,816)     $(16,663)     $ (5,065)
   Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related income tax effects              (1,362)       (1,171)       (7,086)       (3,375)
                                                  --------      --------      --------      --------
Pro forma                                         $ (4,358)     $ (2,987)     $(23,749)     $ (8,440)
                                                  ========      ========      ========      ========

Basic and diluted net loss per share:
   As reported                                    $  (0.25)     $  (0.15)     $  (1.39)     $  (0.43)
   Pro forma                                      $  (0.36)     $  (0.25)     $  (1.98)     $  (0.71)

         During June 2003, Nanometrics issued 1,399,000 options to purchase shares of common stock at a weighted average exercise price of $5.70. The options were issued more than six months and one day after the cancellation of options in connection with an offer to exchange in December 2002.

         In May 2003, Nanometrics' shareholders approved the adoption of the Company's 2003 Employee Stock Purchase Plan and the reservation of 750,000 shares of common stock for issuance under this plan. Under the plan, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. The first offering period began October 2003.

Note 9. Intangible Assets

         Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of September 30, 2003 consist of (in thousands):

                                   Gross                                 Net
                                 Carrying         Accumulated         Intangible
                                  Amount          Amortization          Assets
                                  ------          ------------          ------
Technology                        $2,709             $1,378             $1,331
Other                                250                158                 92
                                  ------             ------             ------
Total                             $2,959             $1,536             $1,423
                                  ======             ======             ======


Amortization  expense for the three-month and nine-month periods ended September
30,  2003  was  $101,000  and  $325,000,   respectively.  The  estimated  future
amortization expense as of September 30, 2003 is as follows (in thousands):

     Fiscal Years
       2003 (remaining three months)          $   101
       2004                                       397
       2005                                       285
       2006                                       256
       2007                                       256
       Thereafter                                 128
                                              -------
       Total amortization                     $ 1,423
                                              =======

Note 10. New Accounting Pronouncements

         In January 2003, the Emerging Issues Task Force ("EITF"), published EITF Issue 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables", which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21.

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

Critical Accounting Policies

         Our critical accounting policies include those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in Nanometrics' 2002 Annual Report on Form 10-K.

New Accounting Pronouncements

         In January 2003, the Emerging Issues Task Force ("EITF"), published EITF Issue 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables", which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21.


Results of Operations

         Total net revenues for the three months ended September 30, 2003 were $10,131,000, an increase of $1,562,000 or 18% from the comparable period in 2002. For the nine months ended September 30, 2003, total net revenues of $29,215,000 increased by $4,229,000 or 17% from the comparable period in 2002. Product sales of $8,514,000 for the three months ended September 30, 2003, increased $1,877,000 or 28% as compared with the same period in 2002. Product sales of $23,814,000 for the nine months ended September 30, 2003, increased $3,180,000 or 15% as compared with the same period in 2002. Unit sales of automated and integrated systems increased in the third quarter of 2003 from their third quarter 2002 levels. The increase in product sales resulted from demand for semiconductor process control equipment and flat panel display equipment, primarily in the U.S. and Far East. Service revenue of $1,617,000 for the three months ended September 30, 2003 decreased $315,000 or 16% from the same period in 2002 as customers began to spend more of their budgets on the purchase of new systems and less on the maintenance of older systems. Service revenue of $5,401,000 for the nine months ended September 30, 2003 increased $1,049,000 or 24% compared to the same period in 2002 primarily due to higher sales of parts and services, particularly in the U.S. and the Far East during the first half of 2003.

         Cost of product sales as a percentage of product sales increased to 53% in the third quarter of 2003 from 46% in the third quarter of 2002 and increased to 55% in the nine months ended September 30, 2003 from 43% for the same period in 2002 due in part to lower sales prices on older products and costs associated with an increase in manufacturing capacity added to our U.S. facility. The increased manufacturing capacity is part of a strategic plan to internalize the production of key parts and components, allowing us to have greater control over their development, delivery, quality and cost. Cost of service as a percentage of service revenue increased slightly to 88% in the third quarter of 2003 from 86% in the third quarter of 2002. Cost of service as a percentage of service revenue decreased to 91% in the nine months ended September 30, 2003 from 101% for the same period in 2002 due primarily to higher service revenues, which exceeded our cost of service.

         Research and development expenses for the three months ended September 30, 2003 decreased $331,000 or 9% primarily as a result of lower materials expenses incurred during the current phase in the development of new and enhanced products. Research and development expenses for the nine months ended September 30, 2003 increased $72,000 or 1% compared to the same period in 2002.

         Selling expenses for the three-month and nine-month periods ended September 30, 2003 increased by $149,000 or 5% and $829,000 or 11%, respectively, compared to the same periods in 2002 primarily because of higher headcount levels and other expenses incurred promoting our products.

         General and administrative expenses for the three-month and nine-month periods ended September 30, 2003 decreased $219,000 or 16% and $48,000 or 1%, respectively, compared to the same periods in 2002. The higher expenses in 2002 were due in part to information technology implementation expenses.

         Total other income, net for the three months ended September 30, 2003 increased $205,000 or 526% due primarily to foreign currency transaction gain. Total other income, net for the nine months ended September 30, 2003 decreased $83,000 or 20%, from the comparable period in 2002 due primarily to lower interest income, resulting from lower investment balances and lower interest rates.

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

         As a result of the factors discussed above, Nanometrics' loss from operations was $3,187,000 and net loss was $2,996,000 for the third quarter of 2003 compared to a loss from operations of $3,915,000 and a net loss of $1,816,000 for the same period in 2002. For the first nine months of 2003, Nanometrics' loss from operations was $10,857,000 and the net loss was $16,663,000 which compared to a loss from operations of $9,550,000 and a net loss of $5,065,000 for the same period in 2002.

Liquidity and Capital Resources

         At September 30, 2003, our cash, cash equivalents and short-term investments totaled $30,000,000. These funds are invested primarily in U.S. Treasury Bills. At September 30, 2003, Nanometrics had working capital of $59,885,000 compared to $74,776,000 at December 31, 2002. The current ratio at September 30, 2003 was 8.5 to 1. We believe working capital including cash and short-term investments will be sufficient to meet our needs through at least the next twelve months.

         Operating activities for the first nine months of 2003 used cash of $6,616,000 primarily from the net loss and higher accounts receivable resulting from increased sales and the timing of shipments and receipts. These uses of cash were offset to some extent by lower inventory levels as we continued to limit our purchases of inventory in an effort to reduce our use of cash.
Investing activities provided $5,213,000 primarily due to sales of short-term investments of $55,000,000 offset to some extent by purchases of short-term investments in the amount of $49,039,000 and capital expenditures of $748,000 used to continue the process of internalizing our manufacturing capacity in the United States. Financing activities provided $244,000 generated primarily by stock issuances from the exercise of stock options by employees.

         We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at September 30, 2003 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at September 30, 2003. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At September 30, 2003, our total debt obligation was $4,224,000 with a long-term portion of $2,737,000. A hypothetical 10% change in interest rates at September 30, 2003 would not have a material impact on our results of operations.


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

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

                            NANOMETRICS INCORPORATED


PART II: OTHER INFORMATION


ITEM 1.  Legal Proceedings

   Not applicable.


ITEM 2.  Changes in Securities and Use of Proceeds

   Not applicable.


ITEM 3.  Defaults Upon Senior Securities

   Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.


ITEM 5.  Other Information

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Nanometrics, has preapproved the continuing provision of certain non-audit services to Nanometrics by Deloitte & Touche LLP, Nanometrics' independent auditor. Such services include tax and tax-related services.


ITEM 6. Exhibits and Reports on Form 8-K

A.       Exhibits.

         See Exhibit Index attached hereto.

B.       Reports on Form 8-K.

         A current report on Form 8-K was furnished on October 23, 2003 with an attached press release.

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


Dated:  November 11, 2003

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

Date:  November 11, 2003                     By: /s/ John D. Heaton
                                                 ------------------------------
                                        Name:    John D. Heaton
                                        Title:   Chief Executive Officer

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

Date:  November 11, 2003                     By: /s/ Paul B. Nolan
                                                 ------------------------------
                                        Name:    Paul B. Nolan
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