Form 10-Q/A
period 2003-06-30
NANOMETRICS INC
filed 2003-12-15
CIK 704532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------
                                   FORM 10-Q/A
                                (Amendment No. 1)
                                -----------------

     (Mark One)

     [X]     Quarterly report pursuant to Section 13 or 15(d) of  the Securities
     ---     Exchange Act of 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       OR

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number              0-13470
                        --------------------


                            NANOMETRICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                    94-2276314
    ------------------------------                     -------------------
   (State or other jurisdiction of                     (I. R. S. Employer
    incorporation or organization)                     Identification No.)


  1550 Buckeye Drive, Milpitas, CA                           95035
------------------------------------                   --------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code   (408) 435-9600
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X         NO
                               -----          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           YES             NO   X
                               -----          -----

At November 4, 2003 there were 12,103,415 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


                                                                          Page
                                                                          ----

            Explanatory Note .............................................. 3

Item 4      Disclosure Controls and Procedures ............................ 3

Item 6      Exhibits and Reports on Form 8-K .............................. 3

Signatures ................................................................ 4

Exhibit  Index ............................................................ 5

Explanatory Note

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, which was previously filed with the Securities and Exchange Commission (the "SEC") on November 12, 2003 (the "Quarterly Report"). Item 6 of Part II of Form 10-Q is being amended to list the exhibits attached herto. Item 4 of Part II as well as the Exhibits also are being updated.

ITEM 4.      Disclosure Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

        (b) Changes in Internal Controls over Financial Reporting. No changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 6.      Exhibits and Reports on Form 8-K

A.     Exhibits.

Exhibit No.       Exhibit Title
-----------       -------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NANOMETRICS INCORPORATED
(Registrant)



/s/    Paul B. Nolan
--------------------
Paul B. Nolan
Chief Financial Officer


Dated:  December 12, 2003

                                  Exhibit Index



Exhibit No.       Exhibit Title
-----------       -------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.