Form 10-Q
period 2004-04-03
NANOMETRICS INC
filed 2004-05-14
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended April 3, 2004
                               -------------
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


                            NANOMETRICS INCORPORATED
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                        94-2276314
   -------------------------------                        ------------------
   (State or other jurisdiction of                        (I. R. S. Employer
    incorporation or organization)                        Identification No.)


  1550 Buckeye Drive, Milpitas,  CA                             95035
  ---------------------------------                       ------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600
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

                                 YES [ ] NO [X]

As of April 23, 2004, there were 12,240,898 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 2004 and December 31, 2003 .........................    3

             Condensed Consolidated Statements of Operations -
             Three months ended March 31, 2004 and 2003 ...................    4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 2004 and 2003 ...................    5

             Notes to Condensed Consolidated Financial Statements .........    6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................   10

    Item 3.  Quantitative and Qualitative Disclosures
             about  Market Risk ...........................................   12

    Item 4.  Controls and  Procedures .....................................   12

Part II. Other Information

    Item 1.  Legal Proceedings ............................................   13

    Item 2.  Changes in Securities and Use of Proceeds ....................   13

    Item 3.  Defaults Upon Senior  Securities .............................   13

    Item 4.  Submission of Matters to a Vote of Security Holders ..........   13

    Item 5.  Other Information ............................................   13

    Item 6.  Exhibits and Reports on Form 8-K .............................   13


Signatures ................................................................   14
Exhibit Index .............................................................   15

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                            NANOMETRICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)
                                                                March 31,    December 31,
                                                                  2004          2003
                                                                --------      --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 24,075      $  7,949
   Short-term investments                                           --          21,943
   Accounts receivable, net of allowances of $584 and $576        19,517        14,522
   Inventories                                                    26,279        24,264
   Prepaid expenses and other                                      1,386         1,015
                                                                --------      --------
         Total current assets                                     71,257        69,693

PROPERTY, PLANT AND EQUIPMENT, Net                                49,909        49,738
INTANGIBLE ASSETS                                                  1,221         1,322
OTHER ASSETS                                                       1,027           987
                                                                --------      --------
TOTAL                                                           $123,414      $121,740
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $  2,576      $  2,047
   Accrued payroll and related expenses                            1,697         1,593
   Deferred revenue                                                3,163         2,345
   Other current liabilities                                       1,402         1,436
   Income taxes payable                                            1,377         1,528
   Current portion of debt obligations                             1,925         1,157
                                                                --------      --------
         Total current liabilities                                12,140        10,106

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES                550           545
DEBT OBLIGATIONS                                                   2,490         2,648
                                                                --------      --------
         Total liabilities                                        15,180        13,299
                                                                --------      --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 12,207,277 and 12,166,016 outstanding           101,484       101,099
   Retained earnings                                               5,796         7,008
   Accumulated other comprehensive loss                              954           334
                                                                --------      --------
         Total shareholders' equity                              108,234       108,441
                                                                --------      --------
TOTAL                                                           $123,414      $121,740
                                                                ========      ========

See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                        2004            2003
                                                      --------         --------
NET REVENUES:
   Product sales                                      $ 11,663         $  7,435
   Service                                               2,008            1,915
                                                      --------         --------
   Total net revenues                                   13,671            9,350
                                                      --------         --------
COSTS AND EXPENSES:
   Cost of product sales                                 5,403            3,659
   Cost of service                                       1,611            1,886
   Research and development                              3,489            3,373
   Selling                                               3,066            2,886
   General and administrative                            1,295            1,183
                                                      --------         --------
   Total costs and expenses                             14,864           12,987
                                                      --------         --------
LOSS FROM OPERATIONS                                    (1,193)          (3,637)
                                                      --------         --------
OTHER INCOME (EXPENSE):
   Interest income                                          56               94
   Interest expense                                        (29)             (24)
   Other, net                                               (3)               3
                                                      --------         --------
   Total other income (expense), net                        24               73
                                                      --------         --------
LOSS BEFORE INCOME TAXES                                (1,169)          (3,564)

PROVISION FOR INCOME TAXES                                  43            6,020
                                                      --------         --------

NET LOSS                                              $ (1,212)        $ (9,584)
                                                      ========         ========

NET LOSS PER SHARE:
  Basic and diluted                                   $  (0.10)        $  (0.80)
                                                      ========         ========

SHARES USED IN PER SHARE COMPUTATION:
  Basic and diluted                                     12,189           12,007
                                                      ========         ========

See Notes to Condensed Consolidated Financial Statements.

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                     2004           2003
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (1,212)      $ (9,584)
    Reconciliation of net loss to net
    cash used in operating activities:
   Depreciation and amortization                                        649            815
   Deferred income taxes                                                 96          5,978
   Changes in assets and liabilities:
       Accounts receivable                                           (4,758)        (2,643)
       Inventories                                                   (1,798)         1,344
       Prepaid expenses and other                                      (356)          (208)
       Accounts payable accrued and other current liabilities         1,337            271
       Income taxes payable                                            (149)             4
                                                                   --------       --------

Net cash used in operating activities                                (6,191)        (4,023)
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                  --          (26,007)
   Sales/maturities of short-term investments                        21,943         29,000
   Purchases of property, plant and equipment                          (444)           (55)
                                                                   --------       --------
Net cash provided by investing activities                            21,499          2,938
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt obligations                           910            349
   Repayments of debt obligations                                      (396)          (386)
   Sale of shares under employee stock option plan                      385           --
                                                                   --------       --------

Net cash provided by (used in) financing activities                     899            (37)
                                                                   --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            (81)           (23)
                                                                   --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              16,126         (1,145)
CASH AND CASH EQUIVALENTS, beginning of period                        7,949          7,967
                                                                   --------       --------

CASH AND CASH EQUIVALENTS, end of period                           $ 24,075       $  6,822
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                          $     29       $     24
                                                                   ========       ========
   Cash paid for income taxes                                      $   --         $     41
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

         While the quarterly condensed consolidated financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Significant Accounting Policies

         Fiscal Period - Nanometrics' fiscal period ended on the Saturday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Nanometrics' fiscal quarter. Our current fiscal quarter ended on April 3, 2004.

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

         Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive loss and was not significant as of March 31, 2004. Gains and losses on sales of short-term investments are determined on a specific identification basis.

Note 3.  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                             March 31,    December 31,
                                                2004         2003
                                              -------      -------
         Raw materials and subassemblies      $14,195      $15,450
         Work in process                        5,834        4,506
         Finished goods                         6,250        4,308
                                              -------      -------
         Total inventories                    $26,279      $24,264
                                              =======      =======

Note 4.  Other Current Liabilities

         Other current liabilities consist of the following (in thousands):


                                                     March 31,   December 31,
                                                       2004          2003
                                                      ------       ------
         Commission payable                           $   32       $   32
         Accrued warranty                                495          513
         Accrued professional services                   143          254
         Other                                           732          637
                                                      ------       ------
         Total other current liabilities              $1,402       $1,436
                                                      ======       ======


Note 5.  Shareholders' Equity

         Net Loss Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                               2004        2003
                                                              ------      ------
Weighted average common shares outstanding-shares
 used in basic net loss per share computations                12,189      12,007
Dilutive effect of common stock equivalents,
 using the treasury stock method                                --          --
                                                              ------      ------
Shares used in diluted net loss per share computation         12,189      12,007
                                                              ======      ======

         At March 31, 2004 and March 31, 2003, respectively, diluted net loss per share excludes common equivalent shares outstanding of 2,832,000 and 1,359,000, respectively, as their effect is anti-dilutive.

Note 6.  Comprehensive Loss

         Comprehensive loss, which consisted of net loss and changes in accumulated other comprehensive loss, was a loss of $592,000 for the three months ended March 31, 2004 compared to a comprehensive loss of $9,888,000 for the same period in 2003. Substantially all of the accumulated other comprehensive loss consists of accumulated translation adjustments for all periods presented.

Note 7.  Warranties

         Nanometrics sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets as other current liabilities, was as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                               2004        2003
                                                               -----      -----
      Balance as of December 31                                $ 513      $ 261
      Actual warranty costs                                     (138)      (150)
      Revision to existing warranty                               18        (85)
      Provision for warranty (three months ended March 31)       102        335
                                                               -----      -----
      Balance as of March 31                                   $ 495      $ 361
                                                               =====      =====

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

                                                                     Three Months Ended
                                                                           March 31,
                                                                     2004           2003
                                                                   --------       --------
Net loss:
  As reported                                                      $ (1,212)      $ (9,584)
  Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related income tax effects                                 (854)        (4,199)
                                                                   --------       --------
Pro forma                                                          $ (2,066)      $(13,783)
                                                                   ========       ========

Basic and diluted net loss per share:
  As reported                                                      $  (0.10)      $  (0.80)
  Pro forma                                                        $  (0.17)      $  (1.15)

Note 9.  Intangible Assets

         Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of March 31, 2004 and December 31, 2003 consist of (in thousands):

                                     Gross                               Net
                                   Carrying        Accumulated        Intangible
         March 31, 2004             Amount         Amortization         Assets
         --------------            --------        ------------       ---------
         Technology                $  2,290          $  1,136         $  1,154
         Other                          250               183               67
                                   --------          --------         --------
         Total                     $  2,540          $  1,319         $  1,221
                                   ========          ========         ========

                                     Gross                               Net
                                   Carrying         Accumulated       Intangible
         December 31, 2003          Amount         Amortization         Assets
         -----------------         --------        ------------       ----------
         Technology                $  2,709          $  1,466         $  1,243
         Other                          250               171               79
                                   --------          --------         --------
         Total                     $  2,959          $  1,637         $  1,322
                                   ========          ========         ========


Amortization expense for the three-months ended March 31, 2004 and 2003 were $101,000 and $122,000 respectively.

The estimated future amortization expense as of March 31, 2004 is as follows (in thousands):

         Fiscal Years
              2004 (remaining nine months)                         $   296
              2005                                                     285
              2006                                                     256
              2007                                                     256
              2008                                                     128
              Thereafter                                                 -
                                                                   -------
              Total amortization                                   $ 1,221
                                                                   =======

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         This report including the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based upon current expectations and beliefs that involve risks and uncertainties, such as our plans, objectives and intentions, regarding, among other things: (i) customer demand for our products, which may be affected by several factors including the cyclicality of the semiconductor and flat panel display industries served by us, patterns of capital spending by its customers, technological changes in the markets served by us and our customers, and market acceptance of our products and of our customers' products;
(ii) the timing,  cancellation  or delay of our customer  orders and  shipments;
(iii) competition, including competitive pressures on product prices and changes in pricing by our customers or suppliers; (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen; (v) the proportion of sales we make directly to our customers versus sales through distributors and representatives; (vi) market acceptance of new and enhanced versions of our products; (vii) the timing of new product announcements and releases of products by us or our competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis; (viii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of our products.

         In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" in Nanometrics' 2003 Annual Report on Form 10-K. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results and financial condition.

         All forward-looking statements included in this report are based on information available to us on the date hereof. We undertake no obligation to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results could differ from those anticipated in such forward-looking statements.

Overview

         We are a leader in the design, manufacture, marketing and support of high-performance process control metrology systems used in the manufacture of semiconductors and flat panel displays. Our systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields.


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

Results of Operations

         Total net revenues for the first quarter of 2004 were $13,671,000, an increase of $4,321,000 or 46% from the same quarter in 2003. Product sales of $11,663,000 for the first quarter of 2004, increased $4,228,000 or 57% compared to the same period in 2003. Sales of integrated systems increased in the first quarter of 2004 from their first quarter 2003 levels. The increase in product sales resulted from stronger demand for semiconductor process control metrology equipment, particularly in the U.S. and the Far East. This increased demand is driven in part by the semiconductor industry's continued shift from the manufacture of 200 millimeter wafers to 300 millimeter wafers, which requires new products that can handle the larger wafers. Service revenue of $2,008,000 increased $93,000 or 5% in the first quarter of 2004 compared to the same period in 2003 primarily due to higher sales of parts and services in the U.S. and the Far East resulting in part from a larger installed base of systems that have passed their warranty periods.

         Cost of product sales as a percentage of product sales decreased to 46% in the first quarter of 2004 from 49% in the first quarter of 2003 due primarily to increased product sales volume resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue decreased to 80% in the first quarter of 2004 from 98% in the first quarter of 2003 primarily as a result of the mix of services provided to customers which resulted in lower materials costs in the first quarter of 2004.

         Research and development expenses for the first quarter of 2004 increased $116,000 or 3% compared to the same period in 2003 primarily as a result of higher materials expenses as we continued to invest in the development of new and enhanced products.

         Selling expenses for the first quarter of 2004 increased by $180,000 or 6% compared to the same period in 2003 primarily due to higher travel expenses and other expenses incurred promoting our products to existing and potential customers.

         General and administrative expenses for the first quarter of 2004 increased by $112,000 or 9% compared to the same period in 2003 primarily as a result of increased headcount, higher insurance costs and higher information technology costs.

         Total other income, net decreased $49,000 or 67% during the first quarter of 2004 compared to the same period in 2003 due primarily to lower interest income as a result of lower interest rates and lower cash and short-term investments balances.

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

         As a result of the factors discussed above, our loss from operations was $1,193,000 and our net loss was $1,212,000 or $0.10 per diluted share in the first quarter of 2004 compared to a loss from operations of $3,637,000 and a net loss of $9,584,000 or $0.80 per diluted share in the first quarter of 2003.

Liquidity and Capital Resources

         At March 31, 2004, our cash, cash equivalents and short-term investments totaled $24,075,000. At March 31, 2004, we had working capital of $59,117,000 compared to $59,587,000 at December 31, 2003. The current ratio at March 31, 2004 was 5.9 to 1. We believe that our working capital, including cash, cash equivalents and short-term investments will be sufficient to meet our needs at least through the next twelve months.

         Operating activities for the first three months of 2004 used cash of $6,191,000 primarily from the net loss and higher accounts receivable, which resulted from increased sales and the timing of shipments and receipts, and increased inventory needed to support our higher sales. Investing activities provided $21,499,000 primarily due to sales of short-term investments of $21,943,000 offset to some extent by capital expenditures of $444,000 used to continue the process of internalizing our manufacturing capacity in the United States. Financing activities provided $899,000 primarily due to short term borrowing of $910,000 in Japan, which was offset to some extent by repayment of long-term debt in Japan, and by stock issuances from the exercise of stock options by employees.

         We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances.


ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at March 31, 2004 would not have had a material impact on our results of operations. At March 31, 2004, our total debt obligations were $4,415,000 with a long-term portion of $2,490,000. A hypothetical 10% change in interest rates at March 31, 2004 would not have had a material impact on our results of operations.


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

         Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were not any significant changes in internal controls or in other factors that could significantly affect our internal controls during our last fiscal quarter.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


ITEM 5.  Other Information

         Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits.

         See Exhibit Index.

     B.  Reports on Form 8-K.

         A current report on Form 8-K was furnished on February 19, 2004 with an attached press release.

                            NANOMETRICS INCORPORATED

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)




/s/ VINCENT J. COATES
-----------------------------------
Vincent J. Coates
Chairman of the Board


/s/ JOHN HEATON
-----------------------------------
John Heaton
Chief Executive Officer


/s/ PAUL B. NOLAN
-----------------------------------
Paul B. Nolan
Chief Financial Officer


Dated:  May 14, 2004

                                  Exhibit Index



No.      Exhibit Title
---      -------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.