Form 10-Q/A
period 2004-04-03
NANOMETRICS INC
filed 2004-08-23
CIK 704532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                   FORM 10-Q/A
                                Amendment No. 1


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


                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to correct a computational error in the pro forma disclosure contained in Note 8 of the Notes to Condensed Consolidated Financial Statements. For ease of reference, our Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended April 3, 2004 in its entirety.

                            NANOMETRICS INCORPORATED

                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             April 3, 2004 and January 3, 2004 ............................    3

             Condensed Consolidated Statements of Operations -
             Three months ended April 3, 2004 and March 29, 2003 ..........    4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended April 3, 2004 and March 29, 2003 ..........    5

             Notes to Condensed Consolidated Financial Statements .........    6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................   10

    Item 3.  Quantitative and Qualitative Disclosures
             about  Market Risk ...........................................   12

    Item 4.  Controls and  Procedures .....................................   12

Part II. Other Information

    Item 1.  Legal Proceedings ............................................   13

    Item 2.  Changes in Securities and Use of Proceeds ....................   13

    Item 3.  Defaults Upon Senior  Securities .............................   13

    Item 4.  Submission of Matters to a Vote of Security Holders ..........   13

    Item 5.  Other Information ............................................   13

    Item 6.  Exhibits and Reports on Form 8-K .............................   13


Signatures ................................................................   14
Exhibit Index .............................................................   15

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                            NANOMETRICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)
                                                                April 3,      January 3,
                                                                  2004          2004
                                                                --------      --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 24,075      $  7,949
   Short-term investments                                           --          21,943
   Accounts receivable, net of allowances of $584 and $576,
     respectively                                                 19,517        14,522
   Inventories                                                    26,279        24,264
   Prepaid expenses and other                                      1,386         1,015
                                                                --------      --------
         Total current assets                                     71,257        69,693

PROPERTY, PLANT AND EQUIPMENT, NET                                49,909        49,738
INTANGIBLE ASSETS, NET                                             1,221         1,322
OTHER ASSETS                                                       1,027           987
                                                                --------      --------
TOTAL                                                           $123,414      $121,740
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $  2,576      $  2,047
   Accrued payroll and related expenses                            1,697         1,593
   Deferred revenue                                                3,163         2,345
   Other current liabilities                                       1,402         1,436
   Income taxes payable                                            1,377         1,528
   Current portion of debt obligations                             1,925         1,157
                                                                --------      --------
         Total current liabilities                                12,140        10,106

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES                550           545
DEBT OBLIGATIONS                                                   2,490         2,648
                                                                --------      --------
         Total liabilities                                        15,180        13,299
                                                                --------      --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 12,207,277 and 12,166,016 outstanding,
     respectively                                                101,484       101,099
   Retained earnings                                               5,796         7,008
   Accumulated other comprehensive income                            954           334
                                                                --------      --------
         Total shareholders' equity                              108,234       108,441
                                                                --------      --------
TOTAL                                                           $123,414      $121,740
                                                                ========      ========

See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                      --------------------------
                                                      April 3,         March 29,
                                                        2004            2003
                                                      --------         --------
NET REVENUES:
   Product sales                                      $ 11,663         $  7,435
   Service                                               2,008            1,915
                                                      --------         --------
   Total net revenues                                   13,671            9,350
                                                      --------         --------
COSTS AND EXPENSES:
   Cost of product sales                                 5,403            3,659
   Cost of service                                       1,611            1,886
   Research and development                              3,489            3,373
   Selling                                               3,066            2,886
   General and administrative                            1,295            1,183
                                                      --------         --------
   Total costs and expenses                             14,864           12,987
                                                      --------         --------
LOSS FROM OPERATIONS                                    (1,193)          (3,637)
                                                      --------         --------
OTHER INCOME (EXPENSE):
   Interest income                                          56               94
   Interest expense                                        (29)             (24)
   Other, net                                               (3)               3
                                                      --------         --------
   Total other income (expense), net                        24               73
                                                      --------         --------
LOSS BEFORE INCOME TAXES                                (1,169)          (3,564)

PROVISION FOR INCOME TAXES                                 (43)          (6,020)
                                                      --------         --------

NET LOSS                                              $ (1,212)        $ (9,584)
                                                      ========         ========

NET LOSS PER SHARE:
  Basic and diluted                                   $  (0.10)        $  (0.80)
                                                      ========         ========

SHARES USED IN PER SHARE COMPUTATION:
  Basic and diluted                                     12,189           12,007
                                                      ========         ========

See Notes to Condensed Consolidated Financial Statements.

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                   ------------------------
                                                                    April 3,       March 29,
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


         While the quarterly condensed consolidated financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of its financial condition at the date of the interim balance sheet. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.  Significant Accounting Policies


         Fiscal Period - Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. In prior financial statements, Nanometrics presented for convenience all periods as if they ended on the month end date. To provide greater clarity, these financial statements include references to actual period end dates. All references to the quarter refer to Nanometrics' fiscal quarter. The fiscal quarters presented herein include 13 weeks.

         Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. During the quarter ended March 29, 2003, Nanometrics recorded a valuation allowance of $6,020,000. The valuation allowance was recorded primarily as a result of pre tax losses incurred over the past several quarters coupled with uncertainty about future expected income in the current market environment, making it not more likely than not that the deferred tax asset will be realized.

         Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive loss and was not significant as of April 3, 2004 and January 3, 2004. Gains and losses on sales of short-term investments are determined on a specific identification basis.


Note 3.  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                               April 3,    January 3,
                                                2004         2004
                                              -------      -------
         Raw materials and subassemblies      $14,195      $15,450
         Work in process                        5,834        4,506
         Finished goods                         6,250        4,308
                                              -------      -------
         Total inventories                    $26,279      $24,264
                                              =======      =======

Note 4.  Other Current Liabilities

         Other current liabilities consist of the following (in thousands):



                                                      April 3,   January 3,
                                                       2004          2004
                                                      ------       ------
         Commission payable                           $   32       $   32
         Accrued warranty                                495          513
         Accrued professional services                   143          254
         Other                                           732          637
                                                      ------       ------
         Total other current liabilities              $1,402       $1,436
                                                      ======       ======



Note 5.  Shareholders' Equity

         Net Loss Per Share - The reconciliation of the share denominator used in the basic and diluted net income per share computations are as follows (in thousands):


                                                             Three Months Ended
                                                            --------------------
                                                            April 3,   March 29,
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
                                                            ======      ======

         At April 3, 2004 and March 29, 2003, respectively, diluted net loss per share excludes common equivalent shares outstanding of 2,832,000 and 1,359,000, respectively, as their effect is anti-dilutive.


Note 6.  Comprehensive Loss


         Comprehensive loss, which consisted of net loss and changes in accumulated other comprehensive loss, was a loss of $592,000 for the three months ended April 3, 2004 compared to a comprehensive loss of $9,888,000 for the three months ended March 29, 2003. Substantially all of the accumulated other comprehensive loss consists of accumulated translation adjustments for all periods presented.


Note 7.  Warranties

         Nanometrics sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets as other current liabilities, was as follows (in thousands):


                                                             Three Months Ended
                                                             -------------------
                                                             April 3,  March 29,
                                                              2004         2003
                                                              -----       -----
      Balance as of beginning of period                       $ 513       $ 261
      Actual warranty costs                                    (138)       (150)
      Revision to existing warranty                              18         (85)
      Provision for warranty                                    102         335
                                                              -----       -----
      Balance as of end of period                             $ 495       $ 361
                                                              =====       =====

Note 8.  Stock-Based Compensation - As restated

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


                                                                             Three Months Ended
                                                                         -------------------------
                                                                          April 3,
                                                                            2004         March 29,
                                                                        (As Restated)      2003
                                                                          --------       --------
Net loss:
       As reported                                                        $ (1,212)      $ (9,584)
       Deduct: Total stock based employee compensation expense
            determined under fair value based method for all awards,
            net of related income tax effects                               (1,234)        (4,199)
                                                                          --------       --------
Pro forma                                                                 $ (2,446)      $(13,783)
                                                                          ========       ========

Basic and diluted net loss per share:
       As reported                                                        $  (0.10)      $  (0.80)
       Pro forma                                                          $  (0.20)      $  (1.15)


         Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended April 3, 2004, Nanometrics' management determined that the pro forma total and per share net loss had been improperly calculated for the three months ended April 3, 2004. As a result, the pro forma total and per share net loss for the three months ended April 3, 2004 have been restated from the amounts previously reported.

         A summary of the effects of this restatement is follows:

                                                                                      Three Months Ended
                                                                                        April 3, 2004
                                                                          ---------------------------------------
                                                                          As Previously Reported      As Restated
                                                                          ----------------------      -----------
Net loss:
       As reported                                                                $(1,212)              $(1,212)
       Deduct: Total stock based employee compensation expense
            determined under fair value based method for all awards,
            net of related income tax effects                                        (854)               (1,234)
                                                                                  -------               -------
Pro forma                                                                         $(2,066)              $(2,446)
                                                                                  =======               =======

Basic and diluted net loss per share:
       Pro forma                                                                  $ (0.17)              $ (0.20)



Note 9.  Intangible Assets


         Intangible assets are recorded at cost, less accumulated  amortization.
Intangible  assets as of April 3, 2004 and  January   3,  2004  consist of (in
thousands):
                                     Gross                               Net
                                   Carrying        Accumulated        Intangible
         April 3, 2004              Amount         Amortization         Assets
         -------------             --------        ------------       ---------
         Technology                $  2,290          $  1,136         $  1,154
         Other                          250               183               67
                                   --------          --------         --------
         Total                     $  2,540          $  1,319         $  1,221
                                   ========          ========         ========

                                     Gross                               Net
                                   Carrying         Accumulated       Intangible
         January 3, 2004            Amount         Amortization         Assets
         ---------------           --------        ------------       ----------
         Technology                $  2,709          $  1,466         $  1,243
         Other                          250               171               79
                                   --------          --------         --------
         Total                     $  2,959          $  1,637         $  1,322
                                   ========          ========         ========


Amortization expense for the three-months ended April 3, 2004 and March 29, 2003 were $101,000 and $122,000 respectively.

The estimated future amortization expense as of April 3, 2004 is as follows (in thousands):


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


         In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" in Nanometrics' 2003 Annual Report on Form 10-K. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results, financial condition and cash flows.


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

Liquidity and Capital Resources


         At April 3, 2004, our cash and cash equivalents totaled $24,075,000. At April 3, 2004, we had working capital of $59,117,000 compared to $59,587,000 at January 3, 2004. The current ratio at April 3, 2004 was 5.9 to 1. We believe that our working capital, including cash, cash equivalents and short-term investments will be sufficient to meet our needs at least through the next twelve months.


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


ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk


         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at April 3, 2004 would not have had a material impact on our results of operations. At April 3, 2004, our total debt obligations were $4,415,000 with a long-term portion of $2,490,000. A hypothetical 10% change in interest rates at April 3, 2004 would not have had a material impact on our results of operations.



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



Dated:  August 23, 2004

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