Form 10-Q
period 2004-07-03
NANOMETRICS INC
filed 2004-08-23
CIK 704532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2004
                               ------------

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


                            NANOMETRICS INCORPORATED
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                        94-2276314
--------------------------------------                 -------------------------
   (State or other jurisdiction of                          (I. R. S. Employer
    incorporation or organization)                          Identification No.)


    1550 Buckeye Drive, Milpitas, CA                              95035
---------------------------------------                -------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600
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

                           YES    X         NO ___
                               -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           YES ____          NO   X
                                               -------

As of August 2, 2004, there were 12,316,925 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  July 3, 2004 and January 3, 2004 . . . . . . . . . . . . . . 3

                  Condensed Consolidated Statements of Operations -
                  Three months and six months ended
                  July 3, 2004 and June 28, 2003  . . . . . . . . . . . . . .  4

                  Condensed Consolidated Statements of Cash Flows -
                  Six months ended July 3, 2004 and June 28, 2003  . . . . . . 5

                  Notes to Condensed Consolidated Financial Statements   . . . 6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . 10

     Item 3.      Quantitative and Qualitative Disclosures
                  about Market Risk . . . . . . . . . . . . . . . . . . . . . 12

     Item 4.      Controls and Procedures. . . . . . . . . . . . . . . . . .  12

Part II.  Other Information

     Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 13

     Item 2.      Changes in Securities and Use of Proceeds . . . . . . . . . 13

     Item 3.      Defaults Upon Senior Securities . . . . . . . . .  . . . .  13

     Item 4.      Submission of Matters to a Vote of Security Holders . . .   13

     Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .   13

     Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART I:      FINANCIAL INFORMATION
ITEM 1:      Financial Statements

                            NANOMETRICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                                         July 3,      January 3,
                                                          2004          2004
                                                        --------      --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $ 26,885      $  7,949
   Short-term investments                                   --          21,943
   Accounts receivable, net of allowances of
      $582 and $576, respectively                         18,751        14,522
   Inventories                                            28,076        24,264
   Prepaid expenses and other                              1,156         1,015
                                                        --------      --------

          Total current assets                            74,868        69,693

PROPERTY, PLANT AND EQUIPMENT, Net                        49,085        49,738

INTANGIBLE ASSETS, Net                                     1,119         1,322

OTHER ASSETS                                               1,011           987
                                                        --------      --------

TOTAL                                                   $126,083      $121,740
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $  2,836      $  2,047
   Accrued payroll and related expenses                    2,057         1,593
   Deferred revenue                                        3,337         2,345
   Other current liabilities                               1,376         1,436
   Income taxes payable                                    1,392         1,528
   Current portion of debt obligations                     2,568         1,157
                                                        --------      --------
          Total current liabilities                       13,566        10,106

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES        375           545

DEBT OBLIGATIONS                                           2,305         2,648
                                                        --------      --------

          Total liabilities                               16,246        13,299
                                                        --------      --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 12,303,800 and 12,166,016
     outstanding, respectively                           102,254       101,099
   Retained earnings                                       7,098         7,008
   Accumulated other comprehensive income                    485           334
                                                        --------      --------
          Total shareholders' equity                     109,837       108,441
                                                        --------      --------

TOTAL                                                   $126,083      $121,740
                                                        ========      ========


See Notes to Condensed Consolidated Financial Statements.

                             NANOMETRICS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share amounts)
                                    (Unaudited)

                                        Three Months Ended       Six Months Ended
                                       --------------------    --------------------
                                        July 3,     June 28,    July 3,     June 28,
                                         2004        2003        2004        2003
                                       --------    --------    --------    --------
NET REVENUES:
   Product sales                       $ 14,174    $  7,865    $ 25,837    $ 15,300
   Service                                2,037       1,869       4,045       3,784
                                       --------    --------    --------    --------

   Total net revenues                    16,211       9,734      29,882      19,084
                                       --------    --------    --------    --------

COSTS AND EXPENSES:
   Cost of product sales                  5,922       4,828      11,325       8,487
   Cost of service                        1,648       1,607       3,259       3,493
   Research and development               2,670       3,469       6,159       6,842
   Selling                                3,091       2,712       6,157       5,598
   General and administrative             1,363       1,151       2,658       2,334
                                       --------    --------    --------    --------

   Total costs and expenses              14,694      13,767      29,558      26,754
                                       --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS             1,517      (4,033)        324      (7,670)

OTHER INCOME (EXPENSE):
   Interest income                           49          76         105         170
   Interest expense                         (21)        (23)        (50)        (47)
   Other, net                              (182)        (35)       (185)        (32)
                                       --------    --------    --------    --------
   Total other income (expense), net       (154)         18        (130)         91
                                       --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES         1,363      (4,015)        194      (7,579)

PROVISION FOR INCOME TAXES                  (61)        (68)       (104)     (6,088)
                                       --------    --------    --------    --------

NET INCOME (LOSS)                      $  1,302    $ (4,083)   $     90    $(13,667)
                                       ========    ========    ========    ========


 NET INCOME (LOSS) PER SHARE:
   Basic                               $   0.11    $  (0.34)   $   0.01    $  (1.14)
                                       ========    ========    ========    ========
   Diluted                             $   0.10    $  (0.34)   $   0.01    $  (1.14)
                                       ========    ========    ========    ========

SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                 12,262      12,008      12,226      12,008
                                       ========    ========    ========    ========
   Diluted                               13,292      12,008      13,445      12,008
                                       ========    ========    ========    ========

  See Notes to Condensed Consolidated Financial Statements.

                            NANOMETRICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                           ---------------------
                                                            July 3,     June 28,
                                                             2004        2003
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $     90    $(13,667)
   Reconciliation of net income (loss) to net cash
    used in operating activities:
   Depreciation and amortization                              1,317       1,222
   Deferred income taxes                                       --         5,982
   Changes in assets and liabilities:
       Accounts receivable                                   (4,344)        263
       Inventories                                           (3,772)      2,888
       Prepaid expenses and other                              (142)       (260)
       Accounts payable, accrued expenses and
         other current liabilities                            2,202      (1,850)
       Income taxes payable                                    (132)       (129)
                                                           --------    --------

Net cash used in operating activities                        (4,781)     (5,551)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                          --       (26,012)
   Sales/maturities of short-term investments                21,943      29,000
   Purchases of property, plant and equipment                  (464)       (526)
                                                           --------    --------
Net cash provided by investing activities                    21,479       2,462
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt obligations                 1,361        --
   Repayments of debt obligations                              (353)       (188)
   Issuance of common stock                                   1,155          65
                                                           --------    --------

Net cash provided by (used in) financing activities           2,163        (123)
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          75          (9)
                                                           --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      18,936      (3,221)
CASH AND CASH EQUIVALENTS, beginning of period                7,949       7,967
                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $ 26,885    $  4,746
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                  $     50    $     50
                                                           ========    ========
   Cash paid for income taxes                              $     33    $     41
                                                           ========    ========


See Notes to Condensed Consolidated Financial Statements

                            NANOMETRICS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Condensed Consolidated Financial Statements

         The condensed consolidated financial statements include the accounts of Nanometrics Incorporated and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

         While the quarterly condensed financial statements are unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Nanometrics considers necessary for a fair presentation of the results of operations for the interim periods covered and of its financial condition at the date of the interim balance sheets. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. The information included in this report should be read in conjunction with the information included in Nanometrics' 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.  Significant Accounting Policies

         Fiscal Period - Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest December 31. In prior financial statements, Nanometrics presented, for convenience, all periods as if they ended on the month end date. To provide greater clarity, these financial statements include references to actual period end dates. All references to the quarter refer to Nanometrics' fiscal quarter. The fiscal quarters and six month periods presented herein include 13 weeks and 26 weeks, respectively.

         Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. During the quarter ended March 29, 2003, Nanometrics recorded a valuation allowance of $6,020,000 and expects to continue to provide a full valuation allowance against deferred tax assets for the foreseeable future. The valuation allowance was recorded primarily as a result of pretax losses incurred over the past several years coupled with uncertainty about future expected income in the then current market environment making it not more likely than not that the deferred tax asset will be realized.

         Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive loss and was not significant as of July 3, 2004 and January 3, 2004. Gains and losses on sales of short-term investments are determined on a specific identification basis.

Note 3.  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      July 3,        January 3,
                                                       2004            2004
                                                     --------       ------------
         Raw materials and subassemblies              $14,688         $15,450
         Work in process                                5,821           4,506
         Finished goods                                 7,567           4,308
                                                      -------         -------
         Total inventories                            $28,076         $24,264
                                                      =======         =======

Note 4. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                      July 3,        January 3,
                                                       2004            2004
                                                     --------       ------------
         Commissions payable                          $    22         $    32
         Accrued warranty                                 599             513
         Accrued professional services                    137             254
         Other                                            618             637
                                                      -------         -------
         Total other current liabilities              $ 1,376         $ 1,436
                                                      =======         =======

Note 5.       Shareholders' Equity

         Net Income (Loss) Per Share - The reconciliation of the share denominator used in the basic and diluted net income (loss) per share computations is as follows (in thousands):

                                                           Three Months Ended       Six Months Ended
                                                           ------------------      ------------------
                                                           July 3,     June 28,    July 3,     June 28,
                                                            2004        2003        2004        2003
                                                           ------      ------      ------      ------
         Weighted average common shares
           outstanding-shares used in basic
           net income (loss) per share computation         12,262      12,008      12,226      12,008
         Dilutive effect of common stock equivalents,
           using the treasury stock method                  1,030        --         1,219        --
                                                           ------      ------      ------      ------
         Shares used in diluted net income (loss)
           per share computation                           13,292      12,008      13,445      12,008
                                                           ======      ======      ======      ======

         As of July 3, 2004, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At July 3, 2004, 801,710 common stock options with a weighted average exercise price of $19.64 per share were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.

         As of June 28, 2003, diluted net loss per share excludes common equivalent shares outstanding of 2,659,000, as their effect is anti-dilutive.

Note 6.  Comprehensive Income (Loss)

         Comprehensive income (loss), which consists of net income (loss) for the periods and changes in accumulated other comprehensive income, was an income of $833,000 for the three months ended July 3, 2004 compared to a loss of $3,748,000 for the three months ended June 28, 2003. For the six months ended July 3, 2004, the comprehensive income was $241,000 compared to a comprehensive loss of $13,636,000 for the six months ended June 28, 2003. Substantially all of the accumulated other comprehensive loss consists of accumulated translation adjustments for all periods presented.

Note 7.  Warranties

         Nanometrics sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets as other current liabilities, were as follows (in thousands):

                                                               Six Months Ended
                                                              ------------------
                                                              July 3,   June 28,
                                                               2004       2003
                                                              -----      -----
         Balance as of beginning of period                    $ 513      $ 261
         Actual warranty costs                                 (274)      (124)
         Revision to existing warranty                          105       (150)
         Provision for warranty                                 255        271
                                                              -----      -----
         Balance as of end of period                          $ 599      $ 258
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

                                                       Three Months Ended        Six Months Ended
                                                    ----------------------    -----------------------
                                                     July 3,      June 28,     July 3,       June 28,
                                                      2004         2003          2004         2003
                                                    ---------    ---------    ---------    ----------
     Net Income (Loss)
        As reported                                $    1,302    $  (4,083)  $       90    $  (13,667)
        Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related income tax effects            (1,121)      (1,525)      (2,355)       (5,724)
                                                    ---------    ---------    ---------    ----------
        Pro forma                                  $      181    $  (5,608)   $  (2,265)   $  (19,391)
                                                    =========    =========    =========    ==========

     As reported net income (loss) per share:
        Basic                                       $    0.11    $   (0.34)   $    0.01    $    (1.14)
        Diluted                                     $    0.10    $   (0.34)   $    0.01    $    (1.14)

     Pro forma net income (loss) per share:
        Basic                                       $    0.01    $   (0.47)   $   (0.19)   $    (1.61)
        Diluted                                     $    0.01    $   (0.47)   $   (0.19)   $    (1.61)


Note 9.  Intangible Assets

         Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of July 3, 2004 and January 3, 2004 consist of (in thousands):

                                       Gross                             Net
     July 3, 2004                     Carrying      Accumulated      Intangible
     -------------                     Amount       Amortization       Assets
                                       ------       ------------       ------
       Technology                      $2,290          $1,225          $1,065
       Other                              250             196              54
                                       ------          ------          ------
       Total                           $2,540          $1,421          $1,119
                                       ======          ======          ======



                                       Gross                             Net
     January 3, 2004                  Carrying      Accumulated      Intangible
     ---------------                   Amount       Amortization       Assets
                                       ------       ------------       ------
       Technology                      $2,709          $1,466          $1,243
       Other                              250             171              79
                                       ------          ------          ------
       Total                           $2,959          $1,637          $1,322
                                       ======          ======          ======

         Amortization expense for the three month and six month periods ended July 3, 2004 was $102,000 and $203,000, respectively. Amortization expense for the three month and six month periods ended June 28, 2003 were $102,000 and $224,000, respectively. The estimated future amortization expense as of July 3, 2004 is as follows (in thousands):

     Fiscal Years
     ------------
       2004 (remaining six months)                           $      194
       2005                                                         285
       2006                                                         256
       2007                                                         256
       2008                                                         128
                                                             ----------
       Total amortization                                    $    1,119
                                                             ==========

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         This report, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based upon current expectations and beliefs that involve risks and uncertainties, such as our plans, objectives and intentions, regarding, among other things: (i) customer demand for our products, which may be affected by several factors including the cyclicality of the semiconductor, flat panel display and other industries that we serve, patterns of capital spending by our customers, technological changes in the markets we serve, and market acceptance of our products and our customers' products; (ii) the timing, cancellation or delay of our customers' orders and shipments; (iii) competition, including competitive pressures on product prices and changes in pricing by our customers or suppliers; (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen; (v) the proportion of sales we make directly to our customers versus sales through distributors and representatives; (vi) market acceptance of new and enhanced versions of our products; (vii) the timing of our new product announcements and releases, including our ability to design, introduce and manufacture new products in a timely and cost effective manner, as well as the announcements and releases by our competitors; (viii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of our products; and (ix) the impact of regulatory compliance costs and diversion of management resources.

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

Overview
--------

         We are a leader in the design, manufacture, marketing and support of high-performance process control metrology systems used in the manufacture of semiconductors and flat panel displays. Our systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields.

Critical Accounting Policies
----------------------------

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

         Our income tax provision is based on estimates of our effective income tax rate for the year. The effective tax rate is estimated based on the geographic distribution of profits, the tax rates in different regions and the availability of tax credits.

Results of Operations
---------------------

         Total net revenues for the three months ended July 3, 2004 were $16,211,000, an increase of $6,477,000 or 67% from the comparable period in 2003. For the six months ended July 3, 2004, total net revenues of $29,882,000 increased $10,798,000 or 57% from the comparable period in 2003. Product sales of $14,174,000 and $25,837,000 for the three months and six months ended July 3, 2004, respectively, increased $6,309,000 or 80% and $10,537,000 or 69%, respectively, as compared with the same periods during 2003. Sales of automated, integrated and tabletop systems increased in the second quarter of 2004 from their second quarter 2003 levels. The increase in product sales resulted from demand for semiconductor process control equipment, primarily in the U.S. and the Far East. We believe that increased consumer demand for high performance electronics drives technology advancement in semiconductor design and manufacturing which has in turn promoted the purchase of semiconductor capital equipment featuring the latest advances in technology. Service revenue of $2,037,000 and $4,045,000 for the three months and six months ended July 3, 2004, respectively, increased $168,000 or 9% and $261,000 or 7%, respectively, as compared to the same periods in 2003 primarily due to higher sales of parts and services, particularly in the Far East, due in part to a large installed base of systems that have passed their warranty periods.

         Cost of product sales as a percentage of product sales decreased to 42% in the second quarter of 2004 from 61% in the second quarter of 2003 and decreased to 44% in the six months ended July 3, 2004 from 55% for the same period in 2003 due primarily to increased product sales volume in 2004 resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue decreased to 81% in the second quarter of 2004 from 86% in the second quarter of 2003 and decreased to 81% in the six months ended July 3, 2004 from 92% for the same period in 2003 primarily as a result of a change in the mix of services provided to customers which resulted in a reduction in our materials costs in 2004.

         Research and development expenses for the three month and six month periods ended July 3, 2004 decreased by $799,000 or 23% and $683,000 or 10%, respectively, compared to the same periods in 2003 resulting primarily from cost cutting measures that included reduced headcount and lower materials expenses.

         Selling expenses for the three month and six month periods ended July 3, 2004 increased by $379,000 or 14% and $559,000 or 10%, respectively, compared to the same periods in 2003 primarily due to higher headcount levels, higher sales commissions, higher travel expenses and other expenses incurred promoting our products to existing and potential customers.

         General and administrative expenses for the three month and six month periods ended July 3, 2004 increased $212,000 or 18% and $324,000 or 14%, respectively, compared to the same periods in 2003 due in part to higher regulatory compliance expenses (attributable to compliance with recently adopted SEC regulations and NASDAQ rules in accordance with the Sarbanes-Oxley Act of
2002) as well as higher information technology expenses. We expect the trend with respect to regulatory expenses to continue in the future. In addition, salary and consulting expenses were lower in 2003 resulting from shutdown days taken during that time.

         Total other income (expense), net for the three month and six month periods ended July 3, 2004 decreased $172,000 and $221,000, respectively, from the comparable periods in 2003 due primarily to lower interest income, resulting from lower investment balances and lower interest rates and foreign currency transaction loss.

         The effective tax rates of 4% and 54% for the three and six months ended July 3, 2004 were primarily a result of the utilization of net operating loss carryforwards and the release of the related valuation allowance, foreign taxes and alternative minimum taxes. A provision for income taxes of $6,088,000 was recorded for the six-month period ended June 28, 2003, which primarily represents a charge to record a valuation allowance against deferred income tax assets. This charge was taken primarily as a result of pretax losses incurred over the past several quarters coupled with uncertainty about future expected income in the then-existing market environment, making it more likely than not at that time that the deferred tax asset would not be realized.

         As a result of the factors discussed above, our income from operations was $1,517,000 and net income was $1,302,000 for the second quarter of 2004 compared to a loss from operations of $4,033,000 and a net loss of $4,083,000 for the same period in 2003. For the first six months of 2004, our income from operations was $324,000 and net income was $90,000 which compared to a loss from operations of $7,670,000 and a net loss of $13,667,000 for the same period in 2003.

Liquidity and Capital Resources
-------------------------------

         At July 3, 2004, our cash and cash equivalents totaled $26,885,000. At July 3, 2004, Nanometrics had working capital of $61,302,000 compared to $59,587,000 at January 3, 2004. The current ratio at July 3, 2004 was 5.5 to 1. We believe that working capital including cash and cash equivalents will be sufficient to meet our needs through at least the next twelve months.

         Operating activities for the first six months of 2004 used cash of $4,781,000 primarily from higher accounts receivable, which resulted from increased sales and the timing of shipments and receipt of payments, and increased inventory needed to support our higher sales. These were offset to some extent by increased accounts payable resulting from higher purchases of inventory and increased deferred revenue. Investing activities provided $21,479,000 primarily due to sales of short-term investments of $21,943,000 offset to some extent by capital expenditures of $464,000 used to continue the process of internalizing our manufacturing capacity in the U.S. Financing activities provided $2,163,000 primarily due to stock issuances from the exercise of stock options by employees and short term borrowings in Japan, which were offset to some extent by repayment of long-term debt in Japan.

         We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at July 3, 2004 would not have a material impact on our results of operations. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At July 3, 2004, our total debt obligation was $4,873,000 with a long-term portion of $2,305,000. A hypothetical 10% change in interest rates at July 3, 2004 would not have a material impact on our results of operations.

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

         Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were not any significant changes in internal controls or in other factors that could significantly affect our internal controls during our last fiscal quarter.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds
         Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

A.       The annual meeting of shareholders was held on May 26, 2004.

B.       The following directors were elected to the board of directors:
             Vincent J. Coates
             John D. Heaton
             William G. Oldham
             Edmond R. Ward
             Stephen J Smith
             Mircea V. Dusa *
             J. Thomas Bentley

            * Mr. Dusa ultimately declined to join the Board of Directors after his election.


C.       The following matters were voted upon at the annual meeting:
                                                                   For              Against           Abstain
                                                                   ---              -------           -------
1.       To elect the following directors to serve until
         the next annual meeting of shareholders or
         until their successors are elected:
            Vincent J. Coates, Chairman                         10,077,417               0            169,739
            John D. Heaton, Director                            10,081,162               0            165,994
            William G. Oldham, Director                         10,068,318               0            178,838
            Edmond R. Ward, Director                            10,068,293               0            178,863
            Stephen J Smith, Director                           10,075,518               0            171,638
            Mircea V. Dusa, Director                            10,075,418               0            171,738
            J. Thomas Bentley, Director                         10,064,118               0            183,038

2.       To ratify the appointment of Deloitte &
         Touche LLP as independent auditors for
         the fiscal year ending December 31, 2004.              10,078,129          21,427            147,600


ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

A.       Exhibits.
         See Exhibit Index.

B.       Reports on Form 8-K.
         A Report on Form 8-K was furnished on April 29, 2004 under Items 7 and 9 with an attached press release. A Report on Form 8-K was filed on June 25, 2004 under Items 4 and 7.

                            NANOMETRICS INCORPORATED

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NANOMETRICS INCORPORATED



/s/ Vincent J. Coates
-------------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
-------------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
-------------------------------
Paul B. Nolan
Chief Financial Officer


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