Form 10-Q
period 2004-10-02
NANOMETRICS INC
filed 2004-11-16
CIK 704532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   -----------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004
                               ---------------

OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number                       0-13470
                        ---------------------------------------------------


                            NANOMETRICS INCORPORATED
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                        94-2276314
----------------------------------------               -------------------------
    (State or other jurisdiction of                        (I. R. S. Employer
    incorporation or organization)                         Identification No.)


 1550 Buckeye Drive, Milpitas, California                        95035
-------------------------------------------            -------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (408) 435-9600
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

                           YES    X         NO_____
                               -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           YES              NO   X
                               -------         -----


As of November 2, 2004 there were 12,413,966 shares of common stock, no par value, issued and outstanding.

                            NANOMETRICS INCORPORATED

                                      INDEX

                                                                            Page
                                                                            ----

Part I.     Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               October 2, 2004 and January 3, 2004 . . . . . . . . . . . . .   3

               Condensed Consolidated Statements of Operations -
               Three months and nine months ended
               October 2, 2004 and September 27, 2003  . . . . . . . . . . .   4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended October 2, 2004 and September 27, 2003. . .   5

               Notes to Condensed Consolidated Financial Statements. . . . .   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . .  10

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk . . . . . . . . . . . . . . . . . . . . . .  14

     Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . .  14

Part II.    Other Information

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  16

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .  16

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .  16

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .  16

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .  16

     Item 6.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART I:      FINANCIAL INFORMATION
ITEM 1:      Financial Statements

                            NANOMETRICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                          October 2,  January 3,
                                                             2004       2004
                                                           --------   --------
                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $ 12,652   $  7,949
   Short-term investments                                    17,939     21,943
   Accounts receivable, net of allowances
     of $581 and $576, respectively                          20,948     14,522
   Inventories                                               26,328     24,264
   Prepaid expenses and other                                   863      1,015
                                                           --------   --------
                  Total current assets                       78,730     69,693

PROPERTY, PLANT AND EQUIPMENT, Net                           48,434     49,738

INTANGIBLE ASSETS                                             1,017      1,322

OTHER ASSETS                                                  1,217        987
                                                           --------   --------

TOTAL ASSETS                                               $129,398   $121,740
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $  2,374   $  2,047
   Accrued payroll and related expenses                       2,327      1,593
   Deferred revenue                                           5,085      2,345
   Other current liabilities                                  1,582      1,436
   Income taxes payable                                       1,638      1,528
   Current portion of debt obligations                        1,238      1,157
                                                           --------   --------
                  Total current liabilities                  14,244     10,106

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES           287        545

DEBT OBLIGATIONS                                              2,167      2,648
                                                           --------   --------
                  Total liabilities                          16,698     13,299
                                                           --------   --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 50,000,000 shares
     authorized; 12,366,483 and
     12,166,016, respectively,  outstanding                 102,649    101,099
   Retained earnings                                          9,669      7,008
   Accumulated other comprehensive income                       382        334
                                                           --------   --------
                  Total shareholders' equity                112,700    108,441
                                                           --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $129,398   $121,740
                                                           ========   ========

See Notes to Condensed Consolidated Financial Statements

                                        NANOMETRICS INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Amounts in thousands, except per share amounts)
                                               (Unaudited)

                                                Three Months Ended                 Nine Months Ended
                                            ----------------------------      ----------------------------
                                            October 2,     September 27,      October 2,     September 27,
                                              2004             2003             2004             2003
                                            --------         --------         --------         --------
NET REVENUES:
   Product sales                            $ 18,372         $  8,514         $ 44,209         $ 23,814
   Service                                     1,855            1,617            5,900            5,401
                                            --------         --------         --------         --------

   Total net revenues                         20,227           10,131           50,109           29,215
                                            --------         --------         --------         --------

COSTS AND EXPENSES:
   Cost of product sales                       7,637            4,539           18,962           13,026
   Cost of service                             2,067            1,425            5,326            4,918
   Research and development                    3,358            3,357            9,517           10,199
   Selling                                     2,795            2,867            8,952            8,465
   General and administrative                  1,369            1,130            4,027            3,464
                                            --------         --------         --------         --------

   Total costs and expenses                   17,226           13,318           46,784           40,072
                                            --------         --------         --------         --------

INCOME (LOSS) FROM OPERATIONS                  3,001           (3,187)           3,325          (10,857)
                                            --------         --------         --------         --------

OTHER INCOME (EXPENSE):
   Interest income                                69               60              174              230
   Interest expense                              (28)             (24)             (78)             (71)
   Other, net                                   (109)             208             (294)             176
                                            --------         --------         --------         --------
   Total other income (expense), net             (68)             244             (198)             335
                                            --------         --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES              2,933           (2,943)           3,127          (10,522)

PROVISION FOR INCOME TAXES                      (360)             (53)            (464)          (6,141)
                                            --------         --------         --------         --------

NET INCOME (LOSS)                           $  2,573         $ (2,996)        $  2,663         $(16,663)
                                            ========         ========         ========         ========



NET INCOME (LOSS) PER SHARE:
   Basic                                    $   0.21         $  (0.25)        $   0.22         $  (1.39)
                                            ========         ========         ========         ========
   Diluted                                  $   0.20         $  (0.25)        $   0.20         $  (1.39)
                                            ========         ========         ========         ========


SHARES USED IN PER SHARE
COMPUTATION:
   Basic                                      12,331           12,033           12,261           12,016
                                            ========         ========         ========         ========
   Diluted                                    12,742           12,033           13,210           12,016
                                            ========         ========         ========         ========

See Notes to Condensed Consolidated Financial Statements

                                   NANOMETRICS INCORPORATED
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Amounts in thousands)
                                          (Unaudited)
                                                                                Nine Months Ended
                                                                          ----------------------------
                                                                          October 2,     September 27,
                                                                             2004            2003
                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $  2,665        $(16,663)
   Reconciliation of net loss to net cash
    used in operating activities:
   Depreciation and amortization                                              1,958           1,859
   Deferred income taxes                                                       (138)          5,982
   Changes in assets and liabilities
       Accounts receivable                                                   (6,758)         (1,355)
       Inventories, net                                                      (2,091)          3,118
       Prepaid expenses and other current assets                                (58)            (86)
       Accounts payable accrued and other current liabilities                 4,043             655
       Income taxes payable                                                     120            (126)
                                                                           --------        --------

Net cash used in operating activities                                          (259)         (6,616)
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                       (17,996)        (49,039)
   Sales/maturities of short-term investments                                22,000          55,000
   Purchases of property, plant and equipment                                  (465)           (748)
                                                                           --------        --------
Net cash provided by (used in) investing activities                           3,539           5,213
                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt obligations                                              (417)           (361)
   Sale of shares under employee stock option plan and purchase plan          1,550             605
                                                                           --------        --------
Net cash provided by financing activities                                     1,133             244
                                                                           --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    290             254
                                                                           --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          4,703            (905)
CASH AND CASH EQUIVALENTS, beginning of period                                7,949           7,967
                                                                           --------        --------

CASH AND CASH EQUIVALENTS, end of period                                   $ 12,652        $  7,062
                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest                                                  $     75        $     72
                                                                           ========        ========

   Cash paid for income taxes                                              $    117        $    146
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

Note 2.  Significant Accounting Policies

         Fiscal Period - Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics' fiscal quarter. The fiscal quarters and nine month periods presented herein include 13 weeks and 39 weeks respectively.

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

         Revenue Recognition - Nanometrics recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectibility is reasonably assured. For product sales to existing customers, this generally occurs at the time of shipment if we have met defined customer acceptance experience levels with both the customer and the specific type of equipment. All other product sales are recognized upon customer acceptance. In certain geographical regions where risk of loss and title transfers to the customer upon customer acceptance, revenue is recognized upon customer acceptance. Revenue related to spare parts sales is recognized on shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to repairs of systems is recognized as services are performed. Unearned maintenance and service contract revenue is included in deferred revenue. Nanometrics does not sell software separately. Furthermore, we do not provide our customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

         Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. During the quarter ended March 29, 2003, Nanometrics recorded a valuation allowance of $6,020,000 and will continue to provide a full valuation allowance against deferred tax assets for the foreseeable future. The valuation allowance was recorded primarily as a result of pretax losses incurred over the past several years coupled with uncertainty about future expected income in the then current market environment making it more likely than not at that time that the deferred tax asset would not be realized.

         Short-Term Investments - Short-term investments consist of United States Treasury bills and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics' intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive income and was not significant as of October 2, 2004. Gains and losses on sales of short-term investments are determined on a specific identification basis.

         Concentration of Credit Risk - Our accounts receivable are derived from revenue earned from customers located in the U.S., Europe and Asia. We perform credit evaluations of our customers' financial condition and generally require no collateral from customers. At October 2, 2004, one customer accounted for approximately 11% of the accounts receivable.

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

                                                        Three Months Ended             Nine Months Ended
                                                     -------------------------      -------------------------
                                                     October 2,  September 27,      October 2,  September 27,
                                                        2004         2003             2004          2003
                                                     ---------    ---------         ---------    ----------
Net Income (Loss)
     As reported                                     $   2,573    $  (2,996)        $   2,663    $  (16,663)
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related income tax effects                (1,201)      (1,362)           (3,556)       (7,086)
                                                     ---------    ---------         ---------    ----------
     Pro forma net income (loss)                     $   1,372    $  (4,358)        $    (893)   $  (23,749)
                                                     =========    =========         =========    ==========
As reported net income (loss) per share:
     Basic                                           $    0.21    $   (0.25)        $    0.22    $    (1.39)
     Diluted                                         $    0.20    $   (0.25)        $    0.20    $    (1.39)

Pro forma net income (loss) per share:
     Basic                                           $    0.11    $   (0.36)        $   (0.07)   $    (1.97)
     Diluted                                         $    0.11    $   (0.36)        $   (0.07)   $    (1.97)

         Under SFAS No. 123, as amended, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from Nanometrics' stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Our fair value calculations on stock-based awards under the employee and director stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, three and a half years from date of grant in 2004 and three years in 2003; stock volatility 90% in 2004 and 2003; risk free interest rate 1.60% in 2004 and 2.18% in 2003; and no dividends expected during the term. Our calculations are based on a single option valuation approach and forfeitures are recognized at a historical rate of 27% for 2004 and 25% for 2003. Our fair value calculations on stock-based awards under the Purchase Plan were also made using the Black-Scholes option pricing model with the following assumptions for 2004: expected life six months; volatility 90%; risk free rate 1.10%; and no dividends expected during the term. There were no options outstanding under the Purchase Plan in 2003.

Note 3.  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                   October 2,       January 3,
                                                      2004             2004
                                                    -------          -------
         Raw materials and subassemblies            $13,792          $15,450
         Work in process                              4,273            4,506
         Finished goods                               8,263            4,308
                                                    -------          -------
         Total inventories                          $26,328          $24,264
                                                    =======          =======

Note 4.  Other Current Liabilities

         Other current liabilities consist of the following (in thousands):

                                                    October 2,      January 3,
                                                       2004           2004
                                                      ------         ------
         Commissions payable                          $ --           $   32
         Accrued warranty                                673            513
         Accrued professional services                   151            254
         Other                                           758            637
                                                      ------         ------
         Total other current liabilities              $1,582         $1,436
                                                      ======         ======

Note 5.  Shareholders' Equity

         Net Income (Loss) Per Share - The reconciliation of the share denominator used in the basic and diluted net income (loss) per share computations are as follows (in thousands):

                                                               Three Months Ended            Nine Months Ended
                                                          --------------------------    --------------------------
                                                          October 2,   September 27,    October 2,   September 27,
                                                             2004         2003             2004         2003
                                                            ------       ------           ------       ------
         Weighted average common shares
            outstanding-shares used in basic
            net income (loss) per share computation         12,331       12,033           12,261       12,016
         Dilutive effect of common stock equivalents,
            using the treasury stock method                    411         --                949         --
                                                            ------       ------           ------       ------
         Shares used in dilutive net income (loss)
            per share computation                           12,742       12,033           13,210       12,016
                                                            ======       ======           ======       ======

         As of October 2, 2004, Nanometrics had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At October 2, 2004, options to purchase 1,077,076 shares of common stock with a weighted average exercise price of $17.18 per share were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period. As of September 27, 2003, diluted net loss per share excludes common equivalent shares outstanding of 2,851,000 as their effect is anti-dilutive.

Note 6.  Comprehensive Income (Loss)

         Comprehensive income (loss), which consisted of net income (loss) for the periods and changes in accumulated other comprehensive income (loss), was $2,470,000 for the three months ended October 2, 2004 compared to a loss of $2,378,000 for the three months ended September 27, 2003. For the nine months ended October 2, 2004 the comprehensive income was $2,711,000 compared to a loss of $16,014,000 for the nine months ended September 27, 2003. Substantially all of the accumulated other comprehensive loss consists of accumulated translation adjustments for all periods presented.


Note 7.  Warranty Obligations and Other Guarantees

         Nanometrics sells the majority of its products with a one-year repair or replacement warranty and records a provision for estimated claims at the time of sale. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets as other current liabilities, were as follows (in thousands):

                                                         Nine Months Ended
                                                    ----------------------------
                                                    October 2,     September 27,
                                                       2004            2003
                                                      -----           -----

         Balance as of beginning of period            $ 513           $ 261
         Actual warranty costs                         (580)           (132)
         Revision to existing warranty                  184            (195)
         Provision for warranty                         556             398
                                                      -----           -----
         Balance as of end of period                  $ 673           $ 332
                                                      =====           =====

         An accrual for estimated future costs relating to warranty expense is recorded, as a percentage of revenue based on prior experience, when revenue is recorded and is included in cost of goods sold. Factors that affect our warranty liability include historical and anticipated rates of warranty claims and cost of claims. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

         The following is a summary of our agreements that we have determined are within the scope of the Financial Accounting Standards Boards ("FASB") Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"):

         We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is unspecified. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We believe, based on our history, that the estimated fair value of these indemnification agreements is minimal; as such, we have not recorded any liabilities for these agreements as of January 3, 2004 and October 2, 2004.

         We enter into agreements with other companies containing indemnification provisions in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often relate to representations made by us with regard to our intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 3, 2004 and October 2, 2004.

Note 8.  Intangible Assets

         Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of October 2, 2004 and January 3, 2004 consist of (in thousands):

                                 Gross                                   Net
                                Carrying         Accumulated          Intangible
         October 2, 2004         Amount          Amortization           Assets
         ---------------       ----------       --------------       -----------

         Technology            $    2,290        $      1,315        $      975
         Other                        250                 208                42
                               ----------        ------------        ----------
         Total                 $    2,540        $      1,523        $    1,017
                               ==========        ============        ==========

                                 Gross                                   Net
                                Carrying          Accumulated         Intangible
         January 3, 2004         Amount           Amortization          Assets
         ---------------       ----------        --------------      -----------

         Technology            $    2,709        $      1,466        $    1,243
         Other                        250                 171                79
                               ----------        ------------        ----------
         Total                 $    2,959        $      1,637        $    1,322
                               ==========        ============        ==========

         Amortization expense for the three-month and nine-month periods ended October 2, 2004 was $102,000 and $305,000, respectively. Amortization expense for the three-month and nine-month periods ended September 27, 2003 was $101,000 and $325,000, respectively. The estimated future amortization expense as of October 2, 2004 is as follows (in thousands):

         Fiscal Years
         ------------
           2004 (remaining three months)                     $       92
           2004                                                     285
           2005                                                     256
           2006                                                     256
           2007                                                     128
           Thereafter                                                --
                                                             ----------
           Total amortization                                $    1,017
                                                             ==========


Note 9.  Segment Information and Geographic Data

         Nanometrics has operations in four geographic operating locations, in the United States, Japan, South Korea and Taiwan. All such operating locations have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, Nanometrics operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The product sales revenue and total assets of Nanometrics' operating locations are as follows (in thousands):

                                              Three months ended
                                        -------------------------------
                                         October 2,      September 27,
                                            2004              2003
                                        ------------     -------------
Total Product Revenues:
   US                                        $ 5,014           $ 1,902
   Japan                                       4,940             1,715
   Korea                                       3,475             1,182
   Taiwan                                      4,007             3,471
   All Other                                     936               244
                                        ------------     -------------
       Total Product Revenues                 18,372             8,514
       Total Service Revenues                  1,855             1,617
                                        ------------     -------------
Total Net Revenues                          $ 20,227          $ 10,131
                                        ============     =============

Long-lived Assets
   US                                     $ 40,401
   Japan                                     6,871
   Korea                                     3,364
   Taiwan                                       32
                                         ---------
Total Long-lived Assets                   $ 50,668
                                          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report including the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations and beliefs that involve risks and uncertainties, such as our plans, objectives and intentions, regarding, among other things: (i) customer demand for Nanometrics' products, which may be affected by several factors including the cyclicality of the semiconductor, flat panel display and other industries that we serve, patterns of capital spending by its customers, technological changes in the markets served by Nanometrics and its customers, and market acceptance of products of both Nanometrics and its customers; (ii) the timing, cancellation or delay of Nanometrics' customer orders and shipments; (iii) competition, including competitive pressures on product prices and changes in pricing by Nanometrics' customers or suppliers; (iv) fluctuations in foreign currency exchange rates, particularly the Japanese yen; (v) market acceptance of new and enhanced versions of Nanometrics' products; (vi) the timing of new product announcements and releases of products by Nanometrics or its competitors, including our ability to design, introduce and manufacture new products on a timely and cost effective basis; (vii) the size and timing of acquisitions of businesses, products or technologies and fluctuations in the availability and cost of components and subassemblies of our products; and (viii) the impact of regulatory compliance costs and diversion of management resources.

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

         Historically, the most significant variable in our operating quarterly results has been our revenues. Our revenue in any given quarter depends upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog. Our backlog at the beginning of each quarter does not include all system sales needed to achieve expected revenues for that quarter.

Consequently, we are dependent on obtaining new orders for our systems, and on fulfilling those new orders in the same quarter that they are received. Because our customers may reschedule their orders and we may experience difficulties in fulfilling them, we have limited visibility into future product shipments. Additionally, our results of operations may be subject to significant variability from quarter to quarter.

Critical Accounting Policies
----------------------------

         Income Tax Assets and Liabilities - We account for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax assets will not be realized in the future. We evaluate the deferred tax assets on a quarterly basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. Our income tax provision is based on estimates of our effective income tax rate for the year. The effective tax rate is estimated on the geographic distribution of profits, the tax rates in different regions and the availability of tax credits.

         Revenue Recognition - Nanometrics recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectibility is reasonably assured. For product sales, this generally occurs at the time of shipment if we have met defined customer acceptance experience levels with both the customer and the specific type of equipment. All other product sales are recognized upon customer acceptance. In certain geographical regions where risk of loss and title transfers to the customer upon customer acceptance, revenue is recognized upon customer acceptance. Revenue related to spare parts sales is recognized on shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to repairs of systems is recognized as services are performed. Unearned maintenance and service contract revenue is included in deferred revenue. Nanometrics does not sell software separately. Furthermore, we do not provide our customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

         Allowance for Doubtful Accounts - We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due or our historical collection experience with customers. We believe our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

         Warranty Reserves - We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. Because there is no contractual right of return other than for defective products, we estimate such returns and record a warranty reserve at the time of shipment. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent that we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty may increase, resulting in decreased gross margin.

         Inventories - We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in our market, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchase practices and alternative usage avenues are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional reserves may be required. Inventories are stated at the lower of cost, using the first-in, first-out method, or market value.

         Intangible Assets - We adopted the Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" on accounting for business combinations and goodwill as of the beginning of fiscal 2002. Accordingly, we will not amortize goodwill from acquisitions, but will continue to amortize other acquisition-related intangibles and costs. As required by these rules, we will perform an impairment review annually, or earlier if indicators of potential impairment exist. The annual impairment review was completed during the fourth quarter of fiscal year 2003, and no impairment was found.

New Accounting Pronouncements
-----------------------------

         In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance under EITF 03-1, which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method are addressed. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the requirements to record impairment losses under EITF 03-1 until new guidance is issued. We do not believe that this consensus will have a material affect on our consolidated results of operations.

Results of Operations
---------------------

         Total net revenues for the three months ended October 2, 2004 were $20,227,000, an increase of $10,096,000 or 100% from the comparable period in 2003. For the nine months ended October 2, 2004, total net revenues of $50,109,000 increased by $20,894,000 or 72% from the comparable period in 2003. Product sales of $18,372,000 for the three months ended October 2, 2004, increased $9,858,000 or 116% as compared with the same period in 2003. Product sales of $44,209,000 for the nine months ended October 2, 2004, increased $20,395,000 or 86% as compared with the same period in 2003. In the third quarter of 2004, sales of automated systems increased by 105%, integrated systems sales increased 181% and tabletop system sales increased 44% from their third quarter 2003 levels, primarily due to higher volume sales for each product group. The increase in product sales resulted from demand for 300mm semiconductor wafer process control equipment and flat panel display equipment, primarily in the U.S. and Far East. Service revenue of $1,855,000 and $5,900,000 for the three months and nine months ended October 2, 2004, respectively, increased $238,000 or 15% and $499,000 or 9%, respectively, as compared to the same periods in 2003 primarily due to higher sales of parts and services, particularly in the U.S. and the Far East, due in part to a large installed base of systems that have passed their warranty periods.

         Cost of product sales as a percentage of product sales decreased to 42% in the third quarter of 2004 from 53% in the third quarter of 2003 and decreased to 43% in the nine months ended October 2, 2004 from 55% for the same period in 2003 due primarily to increased product sales volume in 2004 resulting in lower per unit manufacturing costs. Cost of service as a percentage of service revenue increased to 111% in the third quarter of 2004 from 88% in the third quarter of 2003. This increase resulted from increased materials costs and an increase in headcount and related overhead to provide additional support for our growing customer base. Cost of service as a percentage of service revenue decreased slightly to 90% in the nine months ended October 2, 2004 from 91% for the same period in 2003.

         Research and development expenses for the three months ended October 2, 2004 was comparable to that of the same period last year. Research and development expenses for the nine months ended October 2, 2004 decreased $682,000 or 7% compared to the same period in 2003 primarily from lower materials expenses in 2004 as a result of cost cutting measures in the first half of the year.

         Selling expenses for the three months ended October 2, 2004 decreased by $72,000 or 3%. Selling expenses for the nine months ended October 2, 2004 increased by $487,000 or 6% compared to the same periods in 2003 primarily because of higher sales commissions, which were about 13% higher during the first nine months of this year and other expenses incurred from promoting our products to existing and potential customers, such as travel and related costs which increased by about 33% during the first nine months of 2004.

         General and administrative expenses for the three-month and nine-month periods ended October 2, 2004 increased $239,000 or 21% and 563,000 or 16%, respectively, compared to the same periods in 2003 due in part to higher regulatory compliance expenses. We expect the trend with respect to regulatory expenses to continue in the future. In addition, salary expenses were lower in 2003 resulting from shutdown days taken during that time as a cost cutting measure.

         Total other income, net for the three months and nine month periods ended October 2, 2004 decreased $312,000 and $533,000, respectively, from the comparable periods in 2003 due primarily to foreign currency transaction losses.

         The effective tax rates of 12% and 15% for the three and nine months ended October 2, 2004 were primarily a result of the utilization of net operating loss carryforwards and the release of the related valuation allowance, foreign taxes and alternative minimum taxes. A provision for income taxes of $6,141,000 was recorded for the nine month period ended September 27, 2003, which primarily represents a charge to record a valuation allowance against deferred income tax assets. This charge was taken primarily as a result of pretax losses incurred over the past several quarters coupled with uncertainty about future expected income in the then-existing market environment, making it more likely than not at that time that the deferred tax asset would not be realized.

         As a result of the factors discussed above, our income from operations was $3,001,000 and net income was $2,573,000 for the third quarter of 2004 compared to a loss from operations of $3,187,000 and a net loss of $2,996,000 for the same period in 2003. For the first nine months of 2004, our income from operations was $3,325,000 and net income was $2,663,000 compared to a loss from operations of $10,857,000 and a net loss of $16,663,000 for the same period in 2003.

         The warranty accrual at October 2, 2004 was $673,000, an increase of 103% compared to the same period in 2003. This increase resulted primarily from increased revenue and the associated warranty costs.

Liquidity and Capital Resources
-------------------------------

         At October 2, 2004, our cash, cash equivalents and short-term investments totaled $30,591,000. The short-term investments consist primarily of U.S. Treasury Bills. At October 2, 2004, Nanometrics had working capital of $64,486,000 compared to $59,885,000 at January 3, 2004. The current ratio at October 2, 2004 was 5.5 to 1. We believe working capital including cash and short-term investments will be sufficient to meet our needs through at least the next twelve months.

         Operating activities for the first nine months of 2004 used cash of $259,000 primarily from higher accounts receivable resulting from increased sales and the timing of shipments and receipt of payments and increased inventory needed to support our higher sales. These uses of cash were offset to some extent by net income and higher current liabilities. Investing activities provided $3,539,000 primarily due to sales of short-term investments of $22,000,000 offset to some extent by purchases of short-term investments in the amount of $17,996,000 and capital expenditures of $465,000 used to continue the process of internalizing our manufacturing capacity in the U.S. Financing activities provided $1,133,000 primarily due to stock issuances from the exercise of stock options by employees which were offset to some extent by repayment of long-term debt in Japan.

         We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, which include changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments. Instead, we actively manage the balances of current assets and liabilities denominated in foreign currencies to minimize currency fluctuation risk. As a result, a hypothetical 10% change in the foreign currency exchange rates at October 2, 2004 would not have a material impact on our results of operations. Our investments in marketable securities are subject to interest rate risk but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at October 2, 2004. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At October 2, 2004, our total debt obligation was $3,405,000 with a long-term portion of $2,167,000. A hypothetical 10% change in interest rates at October 2, 2004 would not have a material impact on our results of operations.

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

PART II:   OTHER INFORMATION


ITEM 1.           Legal Proceedings

   Not applicable.


ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

   Not applicable.


ITEM 3.           Defaults Upon Senior Securities

   Not applicable.


ITEM 4.           Submission of Matters to a Vote of Security Holders

   Not applicable.


ITEM 5.           Other Information

   Not applicable.


ITEM 6.           Exhibits

See Exhibit Index.

                            NANOMETRICS INCORPORATED

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)



/s/ Vincent J. Coates
----------------------------------
Vincent J. Coates
Chairman of the Board



/s/ John Heaton
----------------------------------
John Heaton
Chief Executive Officer



/s/ Paul B. Nolan
----------------------------------
Paul B. Nolan
Chief Financial Officer



Dated:  November 15, 2004

                                  Exhibit Index



No.      Exhibit Title
---      -------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002