Form 10-Q
period 2005-04-02
NANOMETRICS INC
filed 2005-05-16
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-13470

NANOMETRICS INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2276314
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1550 Buckeye Drive, Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)

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

As of April 20, 2005, there were 12,584,877 shares of common stock, no par value, issued and outstanding.

NANOMETRICS INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

	(Unaudited) April 2, 2005	January 1, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$12,296	$15,949
Short-term investments	18,852	17,919
Accounts receivable, net of allowances of $598 and $603, respectively	27,598	22,222
Inventories	25,422	25,494
Prepaid expenses and other	2,669	944

Total current assets	86,837	82,528

Property, plant and equipment, net	48,245	49,035

Intangible assets	848	924
Other assets	1,217	1,282

Total assets	$137,147	$133,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,275	$3,146
Accrued payroll and related expenses	2,326	2,206
Deferred revenue	4,256	2,742
Other current liabilities	2,564	1,840
Income taxes payable	1,099	1,515
Current portion of debt obligations	792	1,164

Total current liabilities	14,312	12,613

Deferred income taxes and other long-term liabilities	354	930

Debt obligations	1,851	2,070

Total liabilities	16,517	15,613

Contingency

Shareholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized; 12,584,877 and 12,566,636, respectively, outstanding	104,323	104,191
Retained earnings	14,636	12,034
Accumulated other comprehensive income	1,671	1,931

Total shareholders’ equity	120,630	118,156

Total liabilities and shareholders’ equity	$137,147	$133,769

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net revenues:
Product sales	$21,166	$11,663
Service	2,325	2,008

Total net revenues	23,491	13,671

Costs and expenses:
Cost of product sales	9,750	5,403
Cost of service	2,573	1,611
Research and development	3,179	3,489
Selling	3,145	3,066
General and administrative	1,998	1,295

Total costs and expenses	20,645	14,864

Income (loss) from operations	2,846	(1,193)

Other income (expense):
Interest income	130	56
Interest expense	(18)	(29)
Other, net	(270)	(3)

Total other income (expense), net	(158)	24

Income (loss) before income taxes	2,688	(1,169)

Provision for income taxes	(83)	(43)

Net income (loss)	$2,605	$(1,212)

Net income (loss) per share:
Basic	$0.21	$(0.10)

Diluted	$0.19	$(0.10)

Shares used in per share computation:
Basic	12,575	12,189

Diluted	13,455	12,189

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income (loss)	$2,605	$(1,212)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	626	649
Deferred income taxes	—	96
Changes in assets and liabilities:
Accounts receivable	(6,004)	(4,758)
Inventories, net	(34)	(1,798)
Prepaid expenses and other	57	(356)
Accounts payable, accrued and other current liabilities	1,998	1,337
Income taxes payable	(408)	(149)

Net cash used in operating activities	(1,160)	(6,191)

Cash flows from investing activities:
Purchase of short-term investments	(18,933)	—
Sales/maturities of short-term investments	18,000	21,943
Purchases of property, plant and equipment	(27)	(444)
Deferred acquisition costs related to the proposed August Technology merger	(1,130)	—

Net cash provided by (used in) investing activities	(2,090)	21,499

Cash flows from financing activities:
Proceeds from issuance of debt obligations	—	910
Repayments of debt obligations	(446)	(396)
Sale of shares under employee stock option plan and purchase plan	131	385

Net cash provided by (used in) financing activities	(315)	899

Effect of exchange rate changes on cash and cash equivalents	(88)	(81)

Net increase (decrease) in cash and cash equivalents	(3,653)	16,126
Cash and cash equivalents, beginning of period	15,949	7,949

Cash and cash equivalents, end of period	$12,296	$24,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$29

Cash paid for income taxes	$476	$—

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Condensed Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the January 1, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the U.S. Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 1, 2005, which were included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 23, 2005.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Note 2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB No. 25”). SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is the Company’s fiscal 2006. This statement will have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense rather than disclose the impact on the Company’s results of operations within its footnotes (see Note 4 below).

In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models – SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method are addressed. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until new guidance is issued. We do not believe that this consensus will have a material affect on our consolidated results of operations.

Note 3. Pending Acquisition

On January 21, 2005, Nanometrics and August Technology Corporation entered into a definitive merger agreement. Pursuant to its terms, August Technology will merge with a wholly-owned subsidiary of Nanometrics and August Technology will thereby become a wholly-owned subsidiary of Nanometrics. In connection with the merger, Nanometrics will be renamed August Nanometrics Inc. Under the terms of the merger agreement, each share of August Technology common stock will be exchanged for 0.6401 of a share of Nanometrics upon completion of the transaction. In addition, Nanometrics would assume all outstanding August stock options as adjusted in accordance with the exchange ratio. Completion of the transaction is subject to required approvals from Nanometrics and August Technology shareholders. The process is expected to be completed by early in the third quarter of fiscal year 2005.

The merger will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of August Technology acquired in connection with the merger, based on their respective estimated fair values. The estimated purchase price is $154.5 million, which includes the estimated fair value of August Technology common stock issued and options assumed, as well as estimated direct transaction costs. This estimate was derived using an average market price per share of Nanometrics common stock of $12.57, which was based on an average of the closing prices for the period beginning two trading days before and ending two trading days after the merger was announced (January 21, 2005). The final purchase price would be determined based upon the number of August Technology shares and options outstanding and the average closing price of Nanometrics common stock at the closing date. Pursuant to the terms of the merger agreement, either Nanometrics or August Technology may terminate the merger agreement upon the occurrence of certain specified circumstances or events. In connection with such termination, either Nanometrics or August Technology may be required to pay to the other party a termination fee of $8.3 million, plus expenses. Unless otherwise indicated, references to Nanometrics in this filing relate to Nanometrics as a stand-alone entity and do not reflect the impact of the potential business combinations transaction with August Technology.

Note 4. Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic-value-based method in accordance with the provisions of APB No. 25, as interpreted by FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, and complies with the disclosure provisions of SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock option plans including shares issued under the Company’s Employee Stock Purchase Plan, collectively called “options” for all periods presented. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income (loss):
As reported	$2,605	$(1,212)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(955)	(1,234)

Pro forma net income (loss)	$1,650	$(2,446)

Basic net income (loss) per share:
As reported	$0.21	$(0.10)
Pro forma	$0.13	$(0.20)
Diluted net income (loss) per share:
As reported	$0.19	$(0.10)
Pro forma	$0.12	$(0.20)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model, used by the Company, was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s options.

The fair value of options granted for the period presented below under the 1991, 2000 and 2002 Option Plans and the 1991 and 2000 Directors’ Plans were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	April 2, 2005	April 3, 2004
Stock Option Plans:
Expected life	3.3 years	3.1 years
Volatility	80.0%	90.0%
Risk free interest rate	3.38%	2.38%
Dividends	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	66.0%	90.0%
Risk free interest rate	1.1%	1.2%
Dividends	—	—

Note 5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	April 2, 2005	January 1, 2005
Raw materials and subassemblies	$13,321	$14,391
Work in process	4,774	4,330
Finished goods	7,327	6,773

Total inventories	$25,422	$25,494

Note 6. Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of April 2, 2005 and January 1, 2005 consist of (in thousands):

April 2, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$1,790	$959	$831
Other	250	233	17

Total	$2,040	$1,192	$848

January 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$2,290	$1,395	$895
Other	250	221	29

Total	$2,540	$1,616	$924

Amortization expense was $0.1 million for each of the three-month periods ended April 2, 2005 and April 3, 2004.

The estimated future amortization expense as of April 2, 2005 is as follows (in thousands):

Fiscal Years
2005 (remaining nine months)	$209
2006	256
2007	256
2008	127

Total amortization	$848

Note 7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	April 2, 2005	January 1, 2005
Accrued warranty	$913	$799
Accrued professional services	818	235
Other	833	806

Total other current liabilities	$2,564	$1,840

Note 8. Shareholders’ Equity

Net Income (Loss) Per Share - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations is as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Weighted average common shares outstanding-shares used in basic net income (loss) per share computation	12,575	12,189
Potentially dilutive common stock equivalents, using the treasury stock method	880	—

Shares used in diluted net income (loss) per share computation	13,455	12,189

At April 2, 2005 and April 3, 2004, respectively, diluted net income (loss) per share excludes common equivalent shares outstanding of 0.8 million and 2.8 million, respectively, as their effect was anti-dilutive.

Note 9. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income (loss)	$2,605	$(1,212)
Foreign currency translation adjustment, net of tax	(260)	620

Total comprehensive income (loss)	$2,345	$(592)

Substantially all of the accumulated other comprehensive income reflected as a separate component of shareholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 10. Guarantees

Product Warranty- Nanometrics sells the majority of its products with a one-year repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets with other current liabilities, was as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Balance as of beginning of period	$799	$513
Actual warranty costs	(327)	(138)
Revision to existing warranty	96	18
Provision for warranty	345	102

Balance as of end of period	$913	$495

Intellectual Property Indemnification Obligations- In addition to product warranties, the Company will, from time to time, in the normal course of business, indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 2, 2005 and January 1, 2005.

Note 11. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the first quarter of fiscal 2005, the Company recorded an income tax provision of $0.1 million on pre-tax income of $2.7 million. The estimated annual tax rate differs from the combined United States federal and state statutory income tax rate of 40% primarily due to estimated utilization of the Company’s net operating losses and various tax credits and reduction of the associated deferred tax valuation allowance.

Note 12. Contingency

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against Nanometrics. The suit, captioned Nova Measuring Instruments Ltd. vs. Nanometrics Inc., Civil Case No. C05-0986-BZ, was filed in the United States District Court, Northern District of California. The complaint alleges that certain Company products infringe U.S. Patent No. 6,752,689 and seeks a preliminary and permanent injunction against their sale and unspecified damages. The Company does not believe any of its products infringe any valid claim of the Nova patent. Nanometrics intends to vigorously and aggressively defend itself in the litigation.

Note 13. Geographic and Significant Customer Information

Nanometrics has operations in four primary geographic operating locations: the United States, Japan, South Korea and Taiwan. All such operating locations have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, Nanometrics operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues and long-lived assets attributed to significant countries (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Total net revenues:
United States	$5,552	$5,928
Japan	5,167	3,208
South Korea	10,174	1,576
Taiwan	1,630	765
All other	968	2,194

Total net revenues*	$23,491	$13,671

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	April 2, 2005	January 1, 2005
Long-lived assets:
United States	$38,617	$39,005
Japan	6,914	7,409
South Korea	3,901	3,870
Taiwan	30	33

Total long-lived assets**	$49,462	$50,317

**	Long-lived assets include tangible assets only.

At April 2, 2005, one customer accounted for approximately 18% of the accounts receivable. At January 1, 2005, one customer accounted for 11% of total accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,”

“intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risk factors set forth in the “Factors That May Affect Future Operating Results” section and elsewhere in this document. In evaluating our business, current and prospective investors should carefully consider these factors in addition to the other information set forth in this document. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 1, 2005, which were included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on March 23, 2005.

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

Critical Accounting Policies

The preparation of our financial statements conforms with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to The Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 23, 2005.

Revenue Recognition – Nanometrics recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and software that is incidental to the products. For product sales to existing customers, revenue recognition generally occurs at the time of shipment, as our terms are FOB shipping point, if we have met defined customer acceptance experience levels with both the customer and the specific type of equipment. All other product revenues are recognized upon customer acceptance. In Japan, where risk of loss and title transfer to the customer upon customer acceptance, revenue is recognized upon customer acceptance.

All of our products are assembled prior to shipment to our customers. We often perform limited installation for our customers; such installation, however, is inconsequential and perfunctory as it is also performed by third parties. Revenue related to spare parts sales is recognized on shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to repairs of systems is recognized as services are performed. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, we do not provide our customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

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

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the nonpayment by our customers of required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our doubtful accounts allowance reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such a determination was made.

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

Product Warranties – We sell the majority of our products with a twelve month repair or replacement warranty from the date of shipment. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to revenues. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, we may use warranty information from other previous product introductions to guide us in estimating our warranty accrual. The warranty accrual represents our best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts in accordance with changes in these factors.

Income Tax Assets and Liabilities – We account for income taxes based on Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. We evaluate the deferred tax assets on a quarterly basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. Our income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in our valuation allowance.

Stock-Based Compensation – We currently account for stock-based compensation issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock Based

Compensation as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosures, an Amendment of FASB Statement No. 123. Under the intrinsic value method, we do not recognize any compensation expense, as the exercise price of all stock options is equal to the fair market value at the time the options are granted. We disclose the pro forma effect of recognizing compensation expense on stock options granted to employees in the footnotes to the consolidated financial statements. These pro forma effects are based on the fair value of the options using the Black-Scholes valuation model using assumptions which are based on our historical experience.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment. This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows” and supersedes APB No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is our fiscal 2006. This statement will have a significant impact on our results of operations as we will be required to record compensation expense rather than disclose the impact on our results of operations within our footnotes.

In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models – SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method are addressed. In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the requirements to record impairment losses under EITF 03-1 until new guidance is issued. We do not believe that this consensus will have a material affect on our consolidated results of operations.

Results of Operations

Quarters ended April 2, 2005 and April 3, 2004

Total net revenues. Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004	Percentage Change
Automated systems	$14,008	$4,962	182%
Integrated systems	6,206	6,127	1
Tabletop systems	952	574	66
Service	2,325	2,008	16

Total net revenues	$23,491	$13,671	72

Total net revenues for the three months ended April 2, 2005 were $23.5 million, an increase of $9.8 million or 72% from the comparable period in 2004. Product sales were $21.2 million for the first quarter of 2005, an increase of $9.5 million or 81% as compared with the same period in 2004. In the first quarter of 2005, sales of automated systems increased by 182%, integrated systems sales increased 1% and tabletop system sales increased 66% from their first quarter 2004 levels. The increase in product sales resulted from increased demand for our 300mm semiconductor wafer process control equipment, primarily in the U.S. and Asia, particularly South Korea. Service revenue of $2.3 million increased $0.3 million or 16% in the first quarter of 2005 compared to the same period in 2004 primarily due to higher sales of parts and services, particularly in the U.S. and Asia, resulting in part from a larger installed base of systems that have passed their warranty periods.

Cost of product sales as a percentage of product sales in the first quarter of 2005 was 46% which was unchanged from the same period 2004. Cost of service as a percentage of service revenue increased to 111% in the first quarter of 2005 from 80% in the first quarter of 2004 primarily as a result of higher service costs from an increase in headcount and related overhead to provide additional support for our growing customer base, particularly in Asia. We could not fully recoup these costs due to higher service demands from our customer base.

Research and development expenses for the first quarter of 2005 decreased $0.3 million or 9% compared to the same period in 2004 primarily from lower materials usage in the development of new products in 2005. In the United States, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology market. In Japan, our research and development efforts are focused on tabletop and flat panel display metrology. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain our competitive position.

Selling expenses for the first quarter of 2005 increased 3% compared to the same period in 2004 due primarily to an increase in sales commission expenses of $0.1 million resulting from higher sales levels in 2005.

General and administrative expenses for the first quarter of 2005 increased $0.7 million or 54% due primarily to higher regulatory compliance expenses. We expect the trend with respect to regulatory expenses to continue in the future.

Total other income, net for the first quarter of 2005 decreased $0.2 million from the comparable period in 2004 due primarily to higher foreign currency transaction losses in 2005.

The effective tax rates of 3% in the first quarter of 2005 was primarily a result of the utilization of net operating loss carryforwards and the release of the related valuation allowance, foreign taxes and alternative minimum taxes. We have established significant valuation allowances for our deferred tax assets arising from our operating losses of the past two years. We will continue to assess the realizability of our deferred tax assets particularly if we establish a pattern of profitibility in future quarters.

Liquidity and Capital Resources

At April 2, 2005, our cash, cash equivalents and short-term investments totaled $31.1 million. The short-term investments consist primarily of U.S. Treasury Bills. At April 2, 2005, we had working capital of $72.5 million compared to $69.9 million at January 1, 2005. The current ratio at April 2, 2005 was 6.1 to 1.

Operating activities in the first quarter of 2005 used cash of $1.2 million primarily from higher accounts receivable resulting from increased sales, the timing of shipments and receipt of payments. These uses of cash were offset to some extent by net income and higher levels of current liabilities. Investing activities used $2.1 million primarily due to purchases of short-term investments of $18.9 million and capitalized acquisition expenses associated with our proposed merger with August Technology of $1.1 million offset to some extent by sales of short-term investments in the amount of $18.0 million. Financing activities used $0.3 million primarily due to repayment of long-term debt in Japan, partially offset by the sale of stock from the exercise of stock options by employees.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. However, we believe working capital including cash, cash equivalents and short-term investments will be sufficient to meet our needs through at least the next twelve months.

Factors That May Affect Future Operating Results

You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q before making an investment decision. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Revenues from customers in Asian markets represented 63.3%, 72.7% and 68.1% of our total net revenues in 2002, 2003 and 2004, respectively. Countries in the Asia Pacific region, including Japan, South Korea and Taiwan, each of which accounted for a significant portion of our business in that region, had experienced general economic weaknesses in 2002 and 2003, which adversely affected our revenues at that time.

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

In connection with the audit conducted by the independent registered public accounting firm BDO Seidman, LLP (“BDO Seidman”) of our 2004 consolidated financial statements, BDO Seidman advised our management and our Audit Committee of certain significant deficiencies in our internal controls (none of which individually, or in the aggregate, constituted a material weakness) and made certain recommendations. Under the auditing standards of the PCAOB, a significant deficiency represents a deficiency in the design or operation of internal controls in which there is a more than remote likelihood that a misstatement that is more than inconsequential but less than material could occur. Please refer to our Annual Report on Form 10-K for the year ending January 1, 2005, Item 9A, “Management Report on Internal Control Over Financial Reporting,” for details.

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

The determination of whether we will be required to comply with Section 404 of the Sarbanes-Oxley Act with respect to our Form 10-K for the fiscal year ending December 31, 2005 depends on whether our public float exceeds $75 million as of the end of our second fiscal quarter of 2005. Although such a determination cannot be made at this time, if our merger with August Technology is consummated before the end of our second fiscal quarter of 2005, the likelihood of exceeding the $75 million threshold increases, as does the likelihood that we would be required to comply with Section 404 for the fiscal year ending December 21, 2005.

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

Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, we announced on March 14, 2005 that we had received notice of a patent infringement lawsuit brought by Nova Measuring Instruments, Ltd., alleging infringement of United States Patent No. 6,752,689. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the Nova Measuring Instruments, Ltd. lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

Compliance with recent changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, has resulted in, and may result in additional, increased accounting, legal and administrative costs. In particular, Section 404 of the Sarbanes-Oxley Act and the rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board impose new requirements with respect to the evaluation of the effectiveness of the Company’s internal controls. The cost of complying with these new requirements is substantial.

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

Risks Relating to the Merger with August Technology Corporation

The issuance of shares of Nanometrics common stock to August Technology shareholders in the merger will substantially reduce the percentage interests of Nanometrics shareholders.

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

Restrictions in the merger agreement on solicitation generally prohibit Nanometrics from soliciting any acquisition proposal or offer for a merger of business combination with any other party, including a proposal that might be advantageous to the shareholders of Nanometrics when compared to the terms and conditions of the proposed merger. In addition, if the merger is not completed under certain circumstances specified in the merger agreement, Nanometrics may be required to pay August Technology a break-up fee of $8.3 million plus expenses. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to Nanometrics shareholders than the merger. In the event the merger is terminated under circumstances that require Nanometrics to pay the break-up fee, our stock price may decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended January 1, 2005. Our exposure to market risk does not differ materially from that discussed in our Annual Report as Form 10-K for the year ended January 1, 2005. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)), as of April 2, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our CEO and CFO, concluded that the design and operation of our disclosure controls and procedures provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There were no changes in our internal controls over financial reporting that occurred in the first fiscal quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to quarter-end, we hired Quentin Wright as our Chief Accounting Officer.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against Nanometrics. The suit, captioned Nova Measuring Instruments Ltd. vs. Nanometrics Inc., Civil Case No. C05-0986-BZ, was filed in the United States District Court, Northern District of California. The complaint alleges that certain of our products infringe U.S. Patent No. 6,752,689 and seeks a preliminary and permanent injunction against their sale and unspecified damages. We do not believe any of our products infringe any valid claim of the Nova patent. We intend to vigorously and aggressively defend ourselves in the litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1(11)	Agreement and Plan of Merger and Reorganization, dated as of January 21, 2005, by and among Nanometrics Incorporated, Major League Merger Corporation, Minor League Merger Corporation and August Technology Corporation

3.1(8)	Amended and Restated Articles of Incorporation of Nanometrics Incorporated.

3.2(2)	Restated Bylaws of Nanometrics Incorporated.

3.3(5)	Certificate of Amendment of Amended and Restated Bylaws of Nanometrics Incorporated.

4.1(1)	Form of Common Stock Certificate.

10.1(2)	Form of Indemnification of Agreement for Directors & Officers.

10.2(3)	1991 Stock Option Plan, as amended through May 15, 1997.

10.3(6)	1991 Director Option Plan.

10.4(2)	Loan Agreement between Japan Development Bank and Nanometrics Japan k.k.

10.5(2)	Loan Agreement and Guarantee dated June 5, 1995 between Mitsubishi Bank, Limited and Nanometrics Japan Ltd.

10.6(4)	Nanometrics Incorporated 2000 Employee Stock Option Plan and form of Stock Option Agreement.

Exhibit Number	Description
10.7(4)	Nanometrics Incorporated 2000 Director Stock Option Plan and form of Stock Option Agreement.

10.8(7)	Nanometrics Incorporated 2002 Nonstatutory Stock Option Plan and form of Stock Option Agreement.

10.9(10)	Amendment to and Restatement of Salary Reduction Agreement between Vincent J. Coates and Nanometrics Incorporated, dated as of April 16, 1998.

10.10(10)	Agreement between John D. Heaton and Nanometrics Incorporated, dated as of April 20, 1998.

10.11(10)	Agreement between Roger Ingalls, Jr. and Nanometrics Incorporated, effective as of March 7, 1995.

10.12(10)	Lease Agreement by and between University Housing Corp. and Nanometrics Incorporated, dated February 2, 2001, as amended.

10.13(9)	Nanometrics Incorporated 2003 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 1998.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 30, 2001.
(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-43913) filed on November 14, 1991.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-101137) filed on November 12, 2002.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 28, 2003.
(9)	Incorporated by reference Registrant’s Registration Statement on Form S-8 (File No. 333-108474) filed on September 3, 2003.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 23, 2005.
(11)	Incorporated by reference Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on January 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ Paul B. Nolan
Paul B. Nolan
Chief Financial Officer

Dated: May 16, 2005