Form 10-Q
period 2005-07-02
NANOMETRICS INC
filed 2005-08-16
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005

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

As of July 21, 2005, there were 12,798,207 shares of common stock, no par value, issued and outstanding.

NANOMETRICS INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

	(Unaudited) July 2, 2005	January 1, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$26,319	$15,949
Short-term investments	18,848	17,919
Accounts receivable, net of allowances of $596 and $603, respectively	24,499	22,222
Inventories	25,421	25,494
Prepaid expenses and other	877	944

Total current assets	95,964	82,528

Property, plant and equipment, net	45,236	49,035

Intangible assets	771	924
Other assets	1,410	1,282

Total assets	$143,381	$133,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$1,789	$—
Accounts payable	2,991	3,146
Accrued payroll and related expenses	2,644	2,206
Deferred revenue	2,798	2,742
Other current liabilities	3,649	1,840
Income taxes payable	1,106	1,515
Current portion of debt obligations	459	1,164

Total current liabilities	15,436	12,613

Deferred income taxes and other long-term liabilities	118	930

Debt obligations	1,668	2,070

Total liabilities	17,222	15,613

Contingency

Shareholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized; 12,762,007 and 12,566,636, respectively, outstanding	105,494	104,191
Retained earnings	19,371	12,034
Accumulated other comprehensive income	1,294	1,931

Total shareholders’ equity	126,159	118,156

Total liabilities and shareholders’ equity	$143,381	$133,769

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net revenues:
Product sales	$16,654	$14,174	$37,820	$25,837
Service	2,170	2,037	4,495	4,045

Total net revenues	18,824	16,211	42,315	29,882

Costs and expenses:
Cost of product sales	8,334	5,922	18,084	11,325
Cost of service	2,608	1,648	5,181	3,259
Research and development	3,656	2,670	6,835	6,159
Selling	2,824	3,091	5,969	6,157
General and administrative	2,400	1,363	4,398	2,658
Asset impairment	2,232	—	2,232	—
Merger termination fee	(8,300)	—	(8,300)	—

Total costs and expenses	13,754	14,694	34,399	29,558

Income from operations	5,070	1,517	7,916	324

Other income (expense):
Interest income	193	49	323	105
Interest expense	(17)	(21)	(35)	(50)
Other, net	(206)	(182)	(476)	(185)

Total other income (expense), net	(30)	(154)	(188)	(130)

Income before income taxes	5,040	1,363	7,728	194

Provision for income taxes	(308)	(61)	(391)	(104)

Net income	$4,732	$1,302	$7,337	$90

Net income per share:
Basic	$0.37	$0.11	$0.58	$0.01

Diluted	$0.35	$0.10	$0.55	$0.01

Shares used in per share computation:
Basic	12,629	12,262	12,602	12,226

Diluted	13,374	13,292	13,414	13,445

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income	$7,337	$90
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	1,246	1,317
Asset impairment	2,232	—
Gain on disposal of asset	(6)	—
Changes in assets and liabilities:
Accounts receivable	(3,360)	(4,344)
Inventories, net	(184)	(3,772)
Prepaid expenses and other	(119)	(142)
Accounts payable, accrued and other current liabilities	2,345	2,202
Income taxes payable	(394)	(132)

Net cash provided by (used in) operating activities	9,097	(4,781)

Cash flows from investing activities:
Proceeds from sale of asset	30	—
Purchase of short-term investments	(18,929)	—
Sales/maturities of short-term investments	18,000	21,943
Purchases of property, plant and equipment	(47)	(464)

Net cash provided by (used in) investing activities	(946)	21,479

Cash flows from financing activities:
Proceeds from issuance of debt obligations	1,789	1,361
Repayments of debt obligations	(881)	(353)
Sale of shares under employee stock option plan and purchase plan	1,304	1,155

Net cash provided by financing activities	2,212	2,163

Effect of exchange rate changes on cash and cash equivalents	7	75

Net increase in cash and cash equivalents	10,370	18,936
Cash and cash equivalents, beginning of period	15,949	7,949

Cash and cash equivalents, end of period	$26,319	$26,885

Supplemental disclosure of cash flow information:
Cash paid for interest	$37	$50

Cash paid for income taxes	$747	$33

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method are addressed. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until the January 1, 2005 effective date. The Company adopted this consensus and the adoption did not have a material affect on its consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, Chapter 4, to clarify that abnormal amount of idle facility, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. The Company does not believe SFAS No. 151 will have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. The Company does not anticipate any impact on its consolidated results of operations and financial condition upon adoption of SFAS 154.

Note 3. Merger Termination

On January 21, 2005, Nanometrics and August Technology Corporation entered into a definitive merger agreement. On June 28, 2005, August Technology Corporation and the Company announced the termination of the merger agreement. In accordance with the terms of the merger agreement, August Technology paid Nanometrics a merger termination fee of $8.3 million on June 28, 2005. Also in accordance with the terms of the merger agreement, August Technology paid to the Company approximately $2.6 million as reimbursement of the Company’s expenses associated with the merger agreement on the same date.

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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income (loss):
As reported	$4,732	$1,302	$7,337	$90
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,139)	(1,121)	(2,094)	(2,355)

Pro forma net income (loss)	$3,593	$181	$5,243	$(2,265)

Basic net income per share:
As reported	$0.37	$0.11	$0.58	$0.01
Pro forma	$0.28	$0.01	$0.42	$(0.19)
Diluted net income (loss) per share:
As reported	$0.35	$0.10	$0.55	$0.01
Pro forma	$0.27	$0.01	$0.39	$(0.19)

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

The fair value of options granted for the period presented below under the 1991, 2000 and 2002 Option Plans and the 1991 and 2000 Directors’ Plans were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Stock Option Plans:
Expected life	3.3 years	3.5 years	3.3 years	3.4 years
Volatility	77.0%	90.0%	77.8%	90.0%
Risk free interest rate	3.86%	2.81%	3.72%	2.70%
Dividends	—	—	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	53.0%	66.0%	56.7.0%	66.0%
Risk free interest rate	1.70%	1.10%	1.53%	1.10%
Dividends	—	—	—	—

Note 5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Raw materials and subassemblies	$13,240	$14,391
Work in process	7,268	4,330
Finished goods	4,913	6,773

Total inventories	$25,421	$25,494

Note 6. Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of July 2, 2005 and January 1, 2005 consist of (in thousands):

July 2, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$1,790	$1,023	$767
Other	250	246	4

Total	$2,040	$1,269	$771

January 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$2,290	$1,395	$895
Other	250	221	29

Total	$2,540	$1,616	$924

Amortization expense for each of the three month and six month periods ended July 2, 2005 and July 3, 2004 was $0.1 million and $0.2 million, respectively.

The estimated future amortization expense as of July 2, 2005 is as follows (in thousands):

Fiscal Years
2005 (remaining six months)	$132
2006	256
2007	256
2008	127

Total amortization	$771

Note 7. Line of Credit

During the second quarter 2005, the Company renewed a revolving line of credit with a Japanese bank. This revolver is an unsecured line of credit, and the Company may borrow up to ¥400 million through June 2006. Borrowings under the Line of Credit bear interest at a rate of 1.5%. There are no restrictive covenants under the line of credit agreement. As of July 2, 2005, outstanding borrowing was ¥200 million, or approximately $1.79 million translated at spot rate effective as of end of the second quarter 2005. As of January 1, 2005, there were no amounts drawn under the previous line of credit arrangement with the same bank.

Note 8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Accrued warranty	$869	$799
Accrued professional services	932	235
Customer deposits	1,087	169
Other	761	637

Total other current liabilities	$3,649	$1,840

Note 9. Shareholders’ Equity

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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Weighted average common shares outstanding-shares used in basic net income (loss) per share computation	12,629	12,262	12,602	12,226
Potentially dilutive common stock equivalents, using the treasury stock method	745	1,030	812	1,219

Shares used in diluted net income (loss) per share computation	13,374	13,292	13,414	13,445

At July 2, 2005 and July 3, 2004, respectively, diluted net income per share excludes common equivalent shares outstanding of 1.1 million and 0.8 million, respectively, as their effect was anti-dilutive.

Note 10. Comprehensive Income

The Company’s comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$4,732	$1,302	$7,337	$90
Foreign currency translation adjustment, net of tax	(377)	(469)	(637)	151

Total comprehensive income	$4,355	$833	$6,700	$241

Substantially all of the accumulated other comprehensive income reflected as a separate component of shareholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 11. Guarantees

Product Warranty- Nanometrics sells the majority of its products with a one-year repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Six Months Ended
	July 2, 2005	July 3, 2004
Balance as of beginning of period	$799	$513
Actual warranty costs	(556)	(274)
Provision for warranty	626	360

Balance as of end of period	$869	$599

Intellectual Property Indemnification Obligations- In addition to product warranties, the Company will, from time to time, in the normal course of business, indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of July 2, 2005 and January 1, 2005.

Note 12. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the second quarter of fiscal 2005, the Company recorded an income tax provision of $0.3 million on pre-tax income of $5.0 million. The estimated annual tax rate differs from the combined United States federal and state statutory income tax rate of 40% primarily due to estimated utilization of the Company’s net operating losses and various tax credits and reduction of the associated deferred tax valuation allowance.

Note 13. Asset Impairment

During the three month period ended July 2, 2005 Nanometrics recorded an asset impairment charge of $2.2 million related to certain assets in our Japanese operations. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Company should assess the recoverability of assets when events become known which would indicate potential impairment. The Company evaluated the estimated future cash flows of certain assets groups in our Japanese operations and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset group in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the quarter.

Note 14. Contingency

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against Nanometrics. The complaint alleges certain Company products infringe a Nova patent and seeks a preliminary and permanent injunction against their sale and unspecified damages. The Company does not believe any of its products infringe any valid claim of the Nova patent. Nanometrics intends to vigorously and aggressively defend itself in the litigation. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse impact on its financial position or results operations.

In August 2005, Nanometrics was served with a complaint alleging that certain Company products infringe the intellectual property of a third party. The complaint seeks a preliminary and permanent injunction against the sale of these products and unspecified damages. The Company does not believe any of its products infringe any intellectual property of a third party and intends to vigorously and aggressively defend itself in the litigation.

Note 15. Geographic and Significant Customer Information

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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Total net revenues:
United States	$4,203	$4,733	$9,755	$10,661
Japan	4,801	5,008	9,968	8,216
South Korea	3,935	5,087	14,109	6,663
Taiwan	5,202	736	6,832	1,501
All other	683	647	1,651	2,841

Total net revenues*	$18,824	$16,211	$42,315	$29,882

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	July 2, 2005	January 1, 2005
Long-lived assets:
United States	$38,210	$39,005
Japan	4,365	7,409
South Korea	4,045	3,870
Taiwan	26	33

Total long-lived assets**	$46,646	$50,317

**	Long-lived assets include tangible assets only.

At July 2, 2005, three customers each, accounted for 10% or more of total accounts receivable. At January 1, 2005, only one customer did so, accounting for 11% of total accounts receivable.

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

Our revenues are derived from product sales and customer service, which include sales of accessories and service for the installed base of our products. For the year ended January 1, 2005, we derived 89% of our total net revenues from product sales and 11% of our total net revenues from services.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment. This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows” and supersedes APB No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is our fiscal 2006. This statement will have a significant impact on our results of operations as we will be required to record compensation expense rather than disclose the impact on our results of operations within our footnotes.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method are addressed. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until the January 1, 2005. We adopted this consensus and the adoption did not have a material affect on our consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, Chapter 4, to clarify that abnormal amount of idle facility, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. The Company does not believe SFAS No. 151 will have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Results of Operations

Periods ended July 2, 2005 and July 3, 2004

Net revenues: Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended			Six Months Ended
	July 2, 2005	July 3, 2004	Percentage Change	July 2, 2005	July 3, 2004	Percentage Change
Automated systems	$9,814	$7,805	26%	$23,822	$12,767	87%
Integrated systems	5,857	5,648	4	12,063	11,775	2
Tabletop systems	982	721	36	1,934	1,295	49
Service	2,171	2,037	7	4,496	4,045	11

Total net revenues	$18,824	$16,211	16%	$42,315	$29,882	42%

Net revenues for the three months ended July 2, 2005 were $18.8 million, an increase of $2.6 million or 16% from the comparable period in 2004. For the six months ended July 2, 2005, net revenues of $42.3 million increased $12.4 million or 42% from the comparable period in 2004. Product sales of $16.7 million and $37.8 million for the three months and six months ended July 2, 2005, respectively, increased $2.5 million or 17% and $12.0 million or 46%, respectively, as compared with the same periods during 2004. Sales of automated, integrated and tabletop systems increased in the second quarter of 2005 from their second quarter 2004 levels. The increase in product sales resulted from demand for semiconductor process control equipment, primarily in Asia. We believe that increased consumer demand for high performance electronics drives technology advancement in semiconductor design and manufacturing which has in turn promoted the purchase of semiconductor capital equipment featuring the latest advances in technology. Service revenue of $2.2 million and $4.5 million for the three months and six months ended July 2, 2005, respectively, increased $0.1 million or 7% and $0.4 million or 11%, respectively, as compared to the same periods in 2004 primarily due to higher sales of parts and services, particularly in Asia, due in part to a large installed base of systems that have passed their warranty periods.

Cost of sales: As a percentage of product sales, cost of product sales increased to 50% in the second quarter of 2005 from 42% in the second quarter of 2004 and increased to 48% in the six months ended July 2, 2005 from 44% for the same period in 2004 due primarily to a mix of lower margin sales and increased inventory reserves taken on older products. Cost of service as a percentage of service revenue increased to 120% in the second quarter of 2005 from 81% in the second quarter of 2004 and increased to 115% in the six months ended July 2, 2005 from 81% for the same period in 2004 primarily as a result of higher service costs from an increase in headcount and related overhead to provide additional support for our growing customer base, particularly in Asia. We could not fully recoup these costs due to higher service demands from our customer base.

Research and development expenses: Our research and development expenses for the three month and six month periods ended July 2, 2005 increased by $1.0 million or 37% and $0.7 million or 11%, respectively, compared to the same periods in 2004 resulting primarily from increased headcount and materials expenses. In the United States, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology market. In Japan, our research and development efforts are focused on tabletop and flat panel display metrology. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain our competitive position.

Selling expenses: Our selling expenses for the three month and six month periods ended July 2, 2005 decreased by $0.3 million or 9% and $0.2 million or 3%, respectively, compared to the same periods in 2004 primarily due to lower headcount levels.

General and administrative expenses: Our general and administrative expenses for the three month and six month periods ended July 2, 2005 increased $1.0 million or 76% and $1.7 million or 65%, respectively, compared to the same periods in 2004 due primarily to higher regulatory compliance expenses. We expect the trend with respect to regulatory expenses to continue in the future.

Asset impairment: During the three month period ended July 2, 2005 we recorded an asset impairment charge of $2.2 million for certain assets in our Japanese operations. Under SFAS No. 144, we should assess the recoverability of assets when events become known which would indicate potential impairment. The Company evaluated the estimated future cash flows of certain assets groups in our Japanese operations and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset group in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the quarter.

Merger termination fee: During the second quarter of 2005, we announced the termination of our merger agreement with August Technology Corporation. In accordance with the terms of the merger agreement, August Technology paid us a merger termination fee of $8.3 million and approximately $2.6 million as reimbursement of the Company’s expenses.

Total other expense, net: Our total other expense, net, for the three month and six month periods ended July 2, 2005 decreased $0.1 million and increased $0.1 million, respectively, from the comparable periods in 2004.

Income tax provision: The effective tax rates of 6% and 5% for the three months and six months ended July 2, 2005, respectively, primarily reflect the Company’s obligation for foreign taxes and U.S. Federal alternative minimum taxes. The estimated annual tax rate differs from the combined U.S. Federal and state statutory tax rates of 40% primarily due to the utilization of net operating loss carryforwards and the release of the related valuation allowance. We have established significant valuation allowances for our deferred tax assets arising from our operating losses of the past two years. We will continue to assess the realizability of our deferred tax assets particularly if we establish a pattern of profitability in future quarters.

Liquidity and Capital Resources

At July 2, 2005, our cash, cash equivalents and short-term investments totaled $45.2 million. The short-term investments consist primarily of U.S. Treasury Bills. At July 2, 2005, we had working capital of $80.5 million compared to $69.9 million at January 1, 2005. Our current ratio at July 2, 2005 was 6.2 to 1.

Operating activities in the second quarter of 2005 provided cash of $9.1 million primarily from net income of $7.3 million which includes the $8.3 million cash received from August Technology for the merger termination fee, and non-cash charges for an asset impairment of $2.2 million and depreciation and amortization of $1.2 million as well as higher levels of current liabilities. These inflows of cash were partially offset by higher accounts receivable resulting from the timing of shipments and receipt of payments.

Investing activities used $1.0 million primarily due to purchases of short-term investments of $18.9 million offset to some extent by sales of short-term investments in the amount of $18.0 million.

Financing activities provided $2.2 million primarily due to borrowing under our line of credit in Japan and the sale of stock from the exercise of stock options by offset to some extent by repayment of long-term debt in Japan.

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

Contractual obligations

The following table summarizes our contractual cash obligations as of July 1, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Remaining six months of fiscal 2005	1-3 Years	4-5 Years	More than 5 Years
Debt obligations(1)	$2,127	$230	$794	$744	$359
Operating leases	657	255	360	40	2
Other short-term liabilities	255	255	—	—	—
Line of credit	1,789	—	1,789	—	—

Total	$4,828	$740	$2,943	$784	$361

(1)	Our debt obligations primarily relate to the expansion of our Japanese facilities to accommodate the production of larger flat panel display systems, and do not include interest, which we are obligated to pay.

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

We may be required to file a report on internal accounting controls, in accordance with Section 404 of the Sarbanes-Oxley Act, with our Annual Report on Form 10-K for the year ending December 31, 2005. Accordingly, we will be required to increase the amount of documentation surrounding our internal control systems and provide evidence that our systems have been properly tested to support our management’s conclusions. While we continue to improve our internal control systems, including through the companywide implementation of a new Enterprise Resource Planning System or ERP System, there can be no assurance that our report will not disclose a material weakness. Even if we do not identify such a material weakness, our auditors may identify a material weakness in their attestation. In the event that a material weakness is identified, our stock price may be adversely affected.

In connection with the audit conducted by our independent registered public accounting firm BDO Seidman, LLP (“BDO Seidman”) of our 2004 consolidated financial statements, BDO Seidman advised our management and our Audit

Committee of certain significant deficiencies in our internal controls (none of which individually, or in the aggregate, constituted a material weakness) and made certain recommendations. Under the auditing standards of the Public Company Accounting Overnight Board (“PCAOB”), a significant deficiency represents a deficiency in the design or operation of internal controls in which there is a more than remote likelihood that a misstatement that is more than inconsequential but less than material could occur. Please refer to our Annual Report on Form 10-K for the year ending January 1, 2005, Item 9A, “Management Report on Internal Control Over Financial Reporting,” for details.

We are currently in the process of implementing the recommendations of BDO Seidman. Additionally, we are also in the process of augmenting our current control processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information. We believe we will satisfactorily address most of the significant deficiencies referenced above by the end of the third fiscal quarter of 2005, although there can be no assurance that we will do so. Furthermore, remediation of our internal controls, required to fully comply with the Section 404 internal control assessment, may require more significant efforts by our management than initially anticipated.

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

Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, we announced on March 14, 2005 that we had received notice of a patent infringement lawsuit brought by Nova Measuring Instruments, Ltd., alleging infringement of a patent. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the Nova Measuring Instruments, Ltd. lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. We recently announced the termination of our definitive merger agreement with August Technology, a leader in macro defect inspection. As highlighted by this example, we do not know if we will be able to complete any acquisitions, or whether, if we were able to do so, we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity financing, that result in dilution to our shareholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

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

Compliance with recent changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, has resulted in, and may result in additional, increased accounting, legal and administrative costs. In particular, Section 404 of the Sarbanes-Oxley Act and the rules of the Securities and Exchange Commission and the PCAOB impose new requirements with respect to the evaluation of the effectiveness of our internal controls. The cost of complying with these new requirements is substantial.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)), as of July 2, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our CEO and CFO, concluded that the design and operation of our disclosure controls and procedures are effective and that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

While there were no changes in our internal controls over financial reporting that occurred in the second fiscal quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we are in the process of documenting, evaluating and remediating our internal controls in anticipation of filing a report on internal accounting controls, in accordance with Section 404 of the Sarbanes Oxley Act with our Annual Report on Form 10-K for the year ending December 31, 2005. Additionally, during the quarter ended July 2, 2005, we hired Quentin Wright as our Chief Accounting Officer as part of this effort.

While we believe our disclosure controls and procedures and our internal control over financial reporting are effective, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against Nanometrics. The complaint alleges that certain of our products infringe a Nova patent and seeks a preliminary and permanent injunction against their sale and unspecified damages. We do not believe any of our products infringe any valid claim of the Nova patent. We intend to vigorously and aggressively defend ourselves in the litigation. While the results of such litigation matters and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse impact on our financial position or results operations.

In August 2005, we were served with a complaint alleging certain of our products infringe the intellectual property of a third party. The complaint seeks a preliminary and permanent injunction against the sale of these products and unspecified damages. We do not believe any of our products infringe any intellectual property of a third party and we intend to vigorously and aggressively defend ourselves in the litigation.

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

Dated: August 15, 2005