Form 10-Q/A
period 2005-07-02
NANOMETRICS INC
filed 2005-10-14
CIK 704532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

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

         For the transition period from _______________ to _____________________

                         Commission file number: 0-13470

                            ------------------------

                            NANOMETRICS INCORPORATED
             (Exact name of registrant as specified in its charter)

                            ------------------------

                  California                                   94-2276314
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                   Identification Number)


              1550 Buckeye Drive
                 Milpitas, CA                                     95035
   (Address of principal executive offices)                    (Zip Code))


       Registrant's telephone number, including area code: (408) 435-9600

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of October 1, 2005, there were 12,942,243 shares of common stock, no par value, issued and outstanding

================================================================================


                                EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q filed by Nanometrics Incorporated for the quarterly period ended July 2, 2005. This Form 10-Q/A is being filed solely to revise the cover page of the original Form 10-Q to indicate that the Registrant is an accelerated filer and to include currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

PART II - OTHER INFORMATION

     ITEM 6.      EXHIBITS

    Exhibit
    Number                       Description
    ------                       -----------
     31.1 Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

     32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NANOMETRICS INCORPORATED
                                         (Registrant)


                                         By:  /s/ John D. Heaton
                                            ------------------------------------
                                             Name:  John D. Heaton
                                             Title:  Chief Executive Officer

                                         Dated:  October 13, 2005