Form 10-Q
period 2005-10-01
NANOMETRICS INC
filed 2005-11-21
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 4, 2005 there were 12,979,928 shares of common stock, no par value, issued and outstanding.

EXPLANATORY NOTE

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. The restatement impacts the comparable three- and nine-month periods ended October 2, 2004 presented herein and is further discussed in Note 2 to the condensed consolidated financial statements included herein. For the convenience of the reader, this Form 10-Q also includes disclosure of unaudited restated selected financial data for the year ended January 1, 2005 and the six-month period ended July 2, 2005.

Subsequent to the filing of this Form 10-Q, the Company intends to file an Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual report on Form 10-K for the year ended January 1, 2005 to reflect restatements of the Company’s consolidated balance sheet as of January 1, 2005 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the year ended January 1, 2005 and interm period information. The Company also intends to file an Amendment No. 1 on Form 10-Q/A for each of the quarters ended April 2, 2005 and July 2, 2005 to reflect restatements of the Company’s consolidated balance sheet as of each respective quarter end and the Company’s consolidated statements of operations and cash flows for the three-month periods ended April 2, 2005 and July 2, 2005 and the six-month period ended July 2, 2005 and the comparable prior year periods.

As stated above, the Company intends to file an Amendment No.1 on Form 10-K/A for the year ended January 1, 2005 and as such, the unaudited quarterly financial statements in the Quarterly Reports on Form 10-Q for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004, should no longer be relied upon. The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement prior to January 1, 2005 as the 2004 restatement information will be reflected in the Quarterly Reports on Form 10-Q/A for 2005 with the statement of operations information included in the Form 10-K/A.

NANOMETRICS INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	October 1, 2005	January 1, 2005
		As restated
ASSETS
Current Assets:
Cash and cash equivalents	$20,705	$15,949
Short-term investments	25,751	17,919
Accounts receivable, net of allowances of $595 and $603, respectively	18,734	22,222
Inventories	23,900	25,494
Prepaid expenses and other	1,466	944
Assets held for sale	1,040	—

Total current assets	91,596	82,528

Property, plant and equipment, net	44,657	49,035

Intangible assets	703	924
Other assets	1,399	1,282

Total assets	$138,355	$133,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$1,586	$—
Accounts payable	3,248	3,146
Accrued payroll and related expenses	2,143	2,512
Deferred revenue	2,726	3,506
Other current liabilities	3,462	2,097
Income taxes payable	1,086	1,515
Current portion of debt obligations	437	1,164

Total current liabilities	14,688	13,940

Deferred income taxes and other long-term liabilities	24	930

Debt obligations - Non-current portion	1,543	2,070

Total liabilities	16,255	16,940

Contingency

Shareholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized; 12,942,243 and 12,566,636, respectively, outstanding	106,728	104,191
Retained earnings	14,275	10,707
Accumulated other comprehensive income	1,097	1,931

Total shareholders’ equity	122,100	116,829

Total liabilities and shareholders’ equity	$138,355	$133,769

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		As restated		As restated
Net revenues:
Product sales	$11,772	$18,228	$49,317	$43,671
Service	2,459	1,855	7,000	5,900

Total net revenues	14,231	20,083	56,317	49,571

Costs and expenses:
Cost of product sales	6,234	7,799	24,429	19,227
Cost of service	2,629	2,067	7,810	5,326
Research and development	3,291	3,358	10,126	9,517
Selling	2,395	2,906	8,389	9,243
General and administrative	3,348	1,369	7,746	4,027
Asset impairment	—	—	2,232	—
Merger termination fee	—	—	(8,300)	—

Total costs and expenses	17,897	17,499	52,432	47,340

Income (loss) from operations	(3,666)	2,584	3,885	2,231

Other income (expense):
Interest income	288	69	611	174
Interest expense	—	(28)	(35)	(78)
Other, net	(18)	(109)	(494)	(294)

Total other income (expense), net	270	(68)	82	(198)

Income (loss) before income taxes	(3,396)	2,516	3,967	2,033

Provision for income taxes	7	360	398	464

Net income (loss)	$(3,403)	$2,156	$3,569	$1,569

Net income (loss) per share:
Basic	$(0.26)	$0.17	$0.28	$0.13

Diluted	$(0.26)	$0.17	$0.27	$0.12

Shares used in per share computation:
Basic	12,854	12,331	12,686	12,261

Diluted	12,854	12,742	13,448	13,210

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
		As restated
Cash flows from operating activities:
Net income	$3,569	$1,569
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	1,878	1,958
Asset impairment	2,232	—
Gain on disposal of asset	(4)	—
Deferred income taxes	—	(138)
Changes in assets and liabilities:
Accounts receivable	2,400	(6,758)
Inventories, net	325	(2,091)
Prepaid expenses and other	(744)	(58)
Accounts payable, accrued and other current liabilities	1,238	1,785
Deferred revenue	(654)	3,350
Income taxes payable	(405)	120

Net cash provided by (used in) operating activities	9,835	(263)

Cash flows from investing activities:
Proceeds from sale of asset	30	—
Purchase of short-term investments	(44,832)	(17,996)
Sales/maturities of short-term investments	37,000	22,000
Purchases of property, plant and equipment	(204)	(465)

Net cash provided by (used in) investing activities	(8,006)	3,539

Cash flows from financing activities:
Proceeds from issuance of debt obligations	1,789	—
Repayments of debt obligations	(1,174)	(417)
Sale of shares under employee stock option plan and purchase plan	2,551	1,550

Net cash provided by financing activities	3,166	1,133

Effect of exchange rate changes on cash and cash equivalents	(239)	294

Net increase in cash and cash equivalents	4,756	4,703
Cash and cash equivalents, beginning of period	15,949	7,949

Cash and cash equivalents, end of period	$20,705	$12,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$75

Cash paid for income taxes	$1,079	$117

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Condensed Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the January 1, 2005 audited consolidated financial statements (as restated) and include all adjustments, consisting of only normal recurring adjustments (except for the adjustments to restate these financial statements discussed in Note 2) necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the U.S. Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Note 2. Restatement of Condensed Consolidated Financial Results

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and expenses. Accordingly, the Company is restating its consolidated financial statements for its fiscal 2004 and the first two quarters of 2005. This Form 10-Q includes restated unaudited results for the three- and nine-month periods ended October 2, 2004. Included in the results of operations and cash flows for the nine-month period ended October 1, 2005 are the unaudited restated results of operations and cash flows for the six-month period ended July 2, 2005. For a more detailed understanding of the effect of this restatement and for the convenience of the reader, the Company has included selected prior period consolidated financial data for the six-month period ended July 2, 2005 and for the year ended January 1, 2005.

Below is a description of the significant adjustments impacting the financial results for the periods presented. The restatement relates to the Company’s (i) deferral of revenue associated with extended warranty contracts purchased by certain customers at the time of equipment sale, (ii) the alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses into the appropriate period.

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. Nanometrics generally sells the majority of its products with a twelve month repair or replacement warranty. The Company identified certain transactions whereby the terms of the product sale included a separately priced extended warranty provision beyond the standard twelve month warranty. These identified transactions occurred in all periods presented. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. The Company is restating its financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales previously reported in our Form 10-Q for the six-month period ended July 2, 2005 of $0.3 million and in a decrease to product sales for the three- and nine-month periods ended October 2, 2004 of $0.1 million and $0.5 million, respectively.

The following table sets forth the expected increase in service revenue for future periods related to the revenue deferred as a result of this restatement:

Three Months Ending:
October 1, 2005 (actual)	$115
December 31, 2005	155

Remainder of fiscal 2005	$270

March 31, 2006	$191
June 30, 2006	192
September 30, 2006	144
December 31, 2006	105

Fiscal 2006	$632

March 31, 2007	$54
June 30, 2007	9

Fiscal 2007	$63

Alignment of Warranty Accrual with Actual Warranty Periods

The Company provides a warranty accrual at the time of revenue recognition. As a result of the additional procedures performed by management, the Company discovered that in certain instances the warranty periods used in determining the warranty accrual, did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related costs of product sales in fiscal years 2005 and 2004. The restatement adjustments resulted in an increase to the warranty expense previously reported in our Form 10-Q for the six-month period ended July 2, 2005 of $0.1 million. The restatement adjustments resulted in an increase to warranty expense for the three- and nine-month periods ended October 2, 2004 of $0.2 million and $0.3 million, respectively.

Accrual of Unpaid Sales Commission

As part of its overall compensation strategy, the Company pays a commission to its field sales personnel for their services in selling its products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of its foreign locations, the Company erroneously recorded the expense upon payment of the sales commissions to its field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commission expense in the periods in which the Company recognized the related revenue. The restatement adjustments resulted in an increase to selling expense previously reported in our Form 10-Q for the period ended July 2, 2005 of less than $0.1 million and an increase for the three- and nine-month periods ended October 2, 2004, of $0.1 million and $0.3 million, respectively.

The condensed consolidated financial statements as of January 1, 2005 and the three- and nine-month periods ended October 2, 2004 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required a number of significant accounting judgments by the Company. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts at January 1, 2005 (in thousands):

	As Previously Reported	As Restated	Inc (Dec)
Accrued payroll and related expenses	$2,206	$2,512	$306	C
Deferred revenue	$2,742	$3,506	$764	B
Other current liabilities	$1,840	$2,097	$257	A
Total current liabilities	$12,613	$13,940	$1,327
Retained earnings	$12,034	$10,707	$(1,327)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net income for the three- and nine-month periods ended October 2, 2004 by $0.03 and $0.08 per diluted share, respectively. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three- and nine-month periods ended October 2, 2004 (in thousands, except per share amounts):

	Three Months Ended October 2, 2004				Nine Months Ended October 2, 2004
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$18,372	$18,228	$(144	)A	$44,209	$43,671	$(538	)A
Service	$1,855	$1,855	$—		$5,900	$5,900	$—
Cost of product sales	$7,637	$7,799	$162	B	$18,962	$19,227	$265	B
Selling expenses	$2,795	$2,906	$111	C	$8,952	$9,243	$291	C
Income from operations	$3,001	$2,584	$(417)		$3,325	$2,231	$(1,094)
Income tax provision	$360	$360	$—		$464	$464	$—
Net income	$2,573	$2,156	$(417)		$2,663	$1,569	$(1,094)
Net income per share:
Basic	$0.21	$0.17	$(0.04)		$0.22	$0.13	$(0.09)
Diluted	$0.20	$0.17	$(0.03)		$0.20	$0.12	$(0.08)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The Company has determined the cumulative effect of these errors was approximately $0.4 million as of January 3, 2004. The effect was not material to any relevant prior period and had the amounts been recorded correctly in the prior periods, there would have been no significant effect on reported net loss, comprehensive loss or total stockholder’s equity. To correct this misstatement, the Company recorded the cumulative $0.4 million in the condensed consolidated statement of operations in the three-month period ended April 3, 2004.

The restatement affected each three-month period beginning with the first quarter of fiscal 2004 through the second quarter of 2005. The Company intends to file an Amendment No.1 on Form 10-K/A to the Company’s Annual report on Form 10-K for the fiscal year ended January 1, 2005 to reflect restatements of the Company’s consolidated balance sheet as of January 1, 2005 as well as the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the year ended January 1, 2005. The Company also intends to file an Amendment No. 1 on Form 10-Q/A for each of the quarters ended April 2, 2005 and July 2, 2005 to reflect restatements of the Company’s consolidated balance sheet as of each respective quarter end and the Company’s consolidated statements of operations and cash flows for the three-month periods ended April 2, 2005 and July 2, 2005 as well as the six-month period ended July 2, 2005 and the comparable prior year periods. For the convenience of the reader, the Company has provided the following table setting forth selected consolidated financial data, showing previously reported and restated amounts for the six-month period ended July 2, 2005 and for the year ended January 1, 2005 (in thousands, except per share amounts):

	Six Months Ended July 2, 2005				Year Ended January 1, 2005
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$37,820	$37,545	$(275	)A	$62,911	$62,147	$(764	)A
Service	$4,495	$4,541	$46	A	$7,784	$7,784	$—
Cost of product sales	$18,084	$18,195	$111	B	$27,555	$27,812	$257	B
Selling expenses	$5,969	$5,994	$25	C	$11,442	$11,748	$306	C
Income from operations	$7,916	$7,551	$(365)		$5,330	$4,003	$(1,327)
Income tax provision	$391	$391	$—		$426	$426	$—
Net income	$7,337	$6,972	$(365)		$5,026	$3,699	$(1,327)
Net income per share:
Basic	$0.58	$0.55	$(0.03)		$0.41	$0.30	$(0.11)
Diluted	$0.55	$0.52	$(0.03)		$0.38	$0.28	$(0.10)

A	Adjustment relates to revenue deferral associated with extended warranty contracts

B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

Note 3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is the Company’s fiscal 2006. This statement will have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense rather than disclose the impact on the Company’s results of operations within its footnotes (see Note 4 below).

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method are addressed. In September 2004, the FASB indefinitely delayed the requirements to record impairment losses under EITF 03-1 until the January 1, 2005 effective date. The Company adopted this consensus and the adoption did not have a material affect on its consolidated results of operations.

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

Note 4. Merger Termination

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

Note 5. Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		As restated		As restated
Net income (loss):
As reported	$(3,403)	$2,156	$3,569	$1,569
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(895)	(1,201)	(2,989)	(3,556)

Pro forma net income (loss)	$(4,298)	$955	$580	$(1,987)

Basic net income (loss) per share:
As reported	$(0.26)	$0.17	$0.28	$0.13
Pro forma	$(0.33)	$0.08	$0.05	$(0.16)
Diluted net income (loss) per share:
As reported	$(0.26)	$0.17	$0.27	$0.12
Pro forma	$(0.33)	$0.07	$0.04	$(0.16)

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

The fair value of options granted for the period presented below under the 1991, 2000 and 2002 Option Plans and the 1991 and 2000 Directors’ Plans were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Stock Option Plans:
Expected life	3.7 years	3.5 years	3.4 years	3.4 years
Volatility	75.9%	90.0%	77.2%	90.0%
Risk free interest rate	3.38%	2.85%	3.60%	2.76%
Dividends	—	—	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	53.0%	66.0%	55.0%	66.0%
Risk free interest rate	1.70%	1.10%	1.59%	1.10%
Dividends	—	—	—	—

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	October 1, 2005	January 1, 2005
Raw materials and subassemblies	$12,242	$14,391
Work in process	6,074	4,330
Finished goods	5,584	6,773

Total inventories	$23,900	$25,494

Note 7. Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of October 1, 2005 and January 1, 2005 consist of (in thousands):

October 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$1,790	$1,087	$703
Other	250	250	—

Total	$2,040	$1,337	$703

January 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$2,290	$1,395	$895
Other	250	221	29

Total	$2,540	$1,616	$924

Amortization expense for the three- and nine-months ended October 1, 2005 was $0.1 million and $0.2 million, respectively. Amortization expense for the three- and nine-months ended October 2, 2004 was $0.1 million and $0.3 million, respectively.

The estimated future amortization expense as of October 1, 2005 is as follows (in thousands):

Fiscal Years
2005 (remaining three months)	$64
2006	256
2007	256
2008	127

Total amortization	$703

Note 8. Line of Credit

During the second quarter 2005, the Company renewed a revolving line of credit with a Japanese bank. This revolver is an unsecured line of credit, and the Company may borrow up to ¥400 million through June 2006. Borrowings under the Line of Credit bear interest at a rate of 1.5%. There are no restrictive covenants under the line of credit agreement. As of October 1, 2005, outstanding borrowings were ¥180 million, or approximately $1.59 million translated at the spot rate effective as of October 1, 2005. As of January 1, 2005, there were no amounts drawn under the previous line of credit arrangement with the same bank.

Note 9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	October 1, 2005	January 1, 2005
		As restated
Accrued warranty	$1,455	$1,055
Accrued professional services	884	235
Customer deposits	281	169
Other	842	638

Total other current liabilities	$3,462	$2,097

Note 10. Shareholders’ Equity

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

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Weighted average common shares outstanding-shares used in basic net income (loss) per share computation	12,854	12,331	12,686	12,261
Potentially dilutive common stock equivalents, using the treasury stock method	—	411	762	949

Shares used in diluted net income (loss) per share computation	12,854	12,742	13,448	13,210

At October 1, 2005 and October 2, 2004, respectively, diluted net income per share excludes common equivalent shares outstanding of 1.1 million and 1.1 million, respectively, as their effect was anti-dilutive.

Note 11. Comprehensive Income

The Company’s comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		As restated		As restated
Net income (loss)	$(3,403)	$2,156	$3,569	$1,569
Foreign currency translation adjustment, net of tax	(197)	(103)	(834)	48

Total comprehensive income (loss)	$(3,600)	$2,053	$2,735	$1,617

Substantially all of the accumulated other comprehensive income reflected as a separate component of shareholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 12. Guarantees

Product Warranty - Nanometrics sells the majority of its products with a one-year repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions, where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Nine Months Ended
	October 1, 2005	October 2, 2004
	Restated	Restated
Balance as of beginning of period	$1,055	$513
Actual warranty costs	(1,277)	(1,017)
Provision for warranty	1,677	1,442

Balance as of end of period	$1,455	$938

Intellectual Property Indemnification Obligations - In addition to product warranties, the Company will, from time to time, in the normal course of business, indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of October 1, 2005 and January 1, 2005.

Note 13. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. The effective tax rates of 0% and 10% for the three- and nine-months ended October 1, 2005, respectively, primarily reflect the Company’s obligation for foreign taxes and U.S. Federal alternative minimum taxes. The estimated annual tax rate differs from the combined U.S. Federal and state statutory tax rates of 40% primarily due to the utilization of net operating loss carryforwards and the release of the related valuation allowance. We have established significant valuation allowances for our deferred tax assets arising from out tax net operating losses. We will continue to assess the realizability of our deferred tax assets particularly if we establish a pattern of profitability in future quarters.

Note 14. Asset Impairment

During the three-month period ended July 2, 2005, Nanometrics recorded an asset impairment charge of $2.2 million related to certain assets in our Japanese operations. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company should assess the recoverability of assets when events become known which would indicate potential impairment. The Company evaluated the estimated future cash flows of certain assets groups in our Japanese operations and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset group in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the second quarter of fiscal 2005.

Note 15. Contingencies

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

Note 16. Geographic and Significant Customer Information

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

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		Restated		Restated
Total net revenues:
United States	$7,847	$4,274	$17,373	$14,541
Japan	2,582	6,532	12,550	14,748
South Korea	2,102	3,632	16,211	10,295
Taiwan	520	4,397	7,352	5,898
All other	1,180	1,248	2,831	4,089

Total net revenues*	$14,231	$20,083	$56,317	$49,571

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	October 1, 2005	January 1, 2005
Long-lived assets:
United States	$37,956	$39,005
Japan	4,076	7,409
South Korea	4,001	3,870
Taiwan	23	33

Total long-lived assets**	$46,056	$50,317

**	Long-lived assets include tangible assets only.

At October 1, 2005, two customers each accounted for 10% or more of total accounts receivable. At January 1, 2005, only one customer did so, accounting for 11% of total accounts receivable.

Note 17. Sale of Flat Panel Display Business Unit

In September 2005, Nanometrics announced it had entered into an agreement to sell its Flat Panel Display business unit to Toho Technology Corporation (“Toho”); the agreement became effective in October 2005. The Company decided to sell the Flat Panel Display business as it had experienced a significant decline in revenues and related gross profit as other competitors have entered the market. Toho will receive a non-exclusive perpetual license to use and sell Nanometrics Film Thickness Measurements Systems in the flat panel market in exchange for $1.5 million. In addition, Toho will pay a 7% royalty on future sales in excess of ¥800 million. Toho will also purchase certain other existing assets at net book value from Nanometrics including $0.9 million of inventory and $0.1 million of equipment related to the Flat Panel Display business unit. The related inventory and equipment are reflected as “Assets held for sale” on the balance sheet at October 1, 2005. Nanometrics does not expect to recognize a gain or loss on this transaction as it had previously evaluated the estimated future cash flows of the Flat Panel Display asset group and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets (see Note 14). Although the agreement is yet to be finalized, the Company has also agreed to terms with Toho, to continue to provide sales efforts for flat panel display products and maintenance service for installed units in certain Asian countries. The Company will receive a commission on future sales of flat panel display products in certain designated countries. Due to this continuing involvement, the Company does not consider the Flat Panel Display business to be a discontinued operation.

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

Capital expenditures by manufacturers of semiconductors, especially in Asia, and their suppliers are critical to our success. The demand by these manufacturers and suppliers is driven by the expected market demand for new products and new applications. The increasing complexity of the 300mm manufacturing processes for semiconductors and larger flat panel displays is an important factor in the demand for our innovative metrology systems. The incorporation of smaller features sizes, copper interconnect technology and optical critical dimension technology are expected to result in increased demand. Our strategy is to continue to innovate organically as well to evaluate strategic acquisitions in order to address business challenges and opportunities.

Our revenues are derived from product sales and customer service, which include sales of accessories and service for the installed base of our products. For the year ended January 1, 2005, we derived 89% of our total net revenues from product sales and 11% of our total net revenues from services.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by cyclical growth. Recently, the industry emerged from an exceptionally long, cyclical downturn. Changing trends in the semiconductor manufacturing industry are increasing the need for metrology as a major component of manufacturing systems. These trends include:

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

Critical Accounting Policies

The preparation of our financial statements conforms with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including those discussed below, see Note 1 to The Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 23, 2005.

Revenue Recognition – Nanometrics recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and software that is incidental to the products. For product sales to existing customers, revenue recognition generally occurs at the time of shipment, as our terms are FOB shipping point, if we have met defined customer acceptance experience levels with both the customer and the specific type of equipment. All other product revenues are recognized upon customer acceptance. In Japan, where risk of loss and title transfer to the customer upon initial customer acceptance, revenue is fully recognized upon initial customer acceptance.

All of our products are assembled prior to shipment to our customers. We often perform limited installation for our customers; such installation, however, is inconsequential and perfunctory as it is also performed by third parties. Revenue related to spare parts sales is recognized on shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty repairs of systems. On occasion, customers request a warranty period longer than our standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, we follow the guidance of Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to repairs of systems is recognized as services are performed. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, we do not provide our customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

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

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the nonpayment by our customers of required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our doubtful accounts allowance reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such a determination was made. In the rare instance we are unable to collect amounts receivable, we will write-off the receivable against the related allowance.

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

Product Warranties – We sell the majority of our products with a twelve month repair or replacement warranty from the date of shipment. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to revenues. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, we may use warranty information from other previous product introductions to guide us in estimating our warranty accrual. The warranty accrual represents our best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts in accordance with changes in these factors.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method are addressed. In September 2004, the FASB indefinitely delayed the requirements to record impairment losses under EITF 03-1 until the January 1, 2005. We adopted this consensus and the adoption did not have a material affect on our consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, Chapter 4, to clarify that abnormal amount of idle facility, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years that began after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. The Company does not believe SFAS No. 151 will have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Restatement of Prior Operating Results

On October 26, 2005, our Audit Committee, acting on a recommendation from our management, determined that our audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, should be restated to revise the accounting for certain post-sale warranty services and other items.

Below is a description of the significant adjustments impacting the financial results for the periods presented. The restatement relates to our (i) deferral of revenue associated with extended warranty contracts purchased by certain customers at the time of equipment sale, (ii) the alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses into the appropriate period.

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. Nanometrics generally sells the majority of its products with a twelve-month repair or replacement warranty. The Company identified certain transactions whereby product sales included a separately priced extended warranty provision beyond the standard twelve month warranty. These identified transactions occurred in all periods presented. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. The Company is restating its financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales previously reported in our Form 10-Q for the six-month period ended July 2, of 2005 of $0.3 million and a decrease to product sales for the three- and nine-month periods ended October 2, 2004 of $0.1 million and $0.5 million, respectively.

Alignment of Warranty Accrual with Actual Warranty Periods

The Company provides a warranty accrual at the time of revenue recognition. As a result of the additional procedures performed by management, the Company discovered that in certain instances the warranty periods used in determining the warranty accrual, did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related cost of product sales in fiscal years 2005 and 2004. The restatement adjustments resulted in an increase to warranty expense previously reported in our Form 10-Q for the period ended July 2, 2005 of $0.1 million and an increase to warranty expense for each of the three- and nine-month periods ended October 2, 2004 of $0.2 million and $0.3 million, respectively.

Accrual of Unpaid Sales Commission

As part of its overall compensation strategy, the Company pays a commission to its field sales personnel for their services in selling its products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of its foreign locations, the Company erroneously recorded the expense of the sales commissions upon payment to its field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commissions in the periods in which the Company recognized the related revenue. The restatement adjustments resulted in an increase to selling expense previously reported in our Form 10-Q for the period ended July 2, 2005 of less than $0.1 million and an increase for the three- and nine-months ended October 2, 2004 of $0.1 million and $0.3 million, respectively.

Included in the operating results for the nine-month period ended October 1, 2005 are the operating results for the six-month period ended July 2, 2005 that were previously reported in our Form 10-Q filed on August 16, 2005. The impact of all restatement adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net income for the six-month period ended July 2, 2005 by $0.03 per diluted share. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the six-month period ended July 2, 2005 (in thousands, except per share amounts):

	Six months Ended July 2, 2005
	As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$37,820	$37,545	$(275	)A
Service	$4,495	$4,541	$46	A
Cost of product sales	$18,084	$18,195	$111	B
Selling expenses	$5,969	$5,994	$25	C
Income from operations	$7,916	$7,551	$(365)
Income tax provision	$391	$391	$—
Net income	$7,337	$6,972	$(365)
Net income per share:
Basic	$0.58	$0.55	$(0.03)
Diluted	$0.55	$0.52	$(0.03)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

For the three- and nine-month periods ended October 2, 2004, the impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net income by $0.03 and $0.8 per diluted share, respectively. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three- and nine-month periods ended October 2, 2004 (in thousands, except per share amounts):

	Three Months Ended October 2, 2004				Nine Months Ended October 2, 2004
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$18,372	$18,228	$(144	)A	$44,209	$43,671	$(538	)A
Service	$1,855	$1,855	$—		$5,900	$5,900	$—
Cost of product sales	$7,637	$7,799	$162	B	$18,962	$19,227	$265	B
Selling expenses	$2,795	$2,906	$111	C	$8,952	$9,243	$291	C
Income from operations	$3,001	$2,584	$(417)		$3,325	$2,231	$(1,094)
Income tax provision	$360	$360	$—		$464	$464	$—
Net income	$2,573	$2,156	$(417)		$2,663	$1,569	$(1,094)
Net income per share:
Basic	$0.21	$0.17	$(0.04)		$0.22	$0.13	$(0.09)
Diluted	$0.20	$0.17	$(0.03)		$0.20	$0.12	$(0.08)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

In performing its review of the restatement items, the Company determined the cumulative effect of these errors as of January 3, 2004 was approximately $0.4 million. The effect of the errors were not material to any relevant prior period and had the amounts been recorded correctly in the prior periods, there would have been no significant effect on reported net loss, financial position or total stockholder’s equity. To correct this misstatement, the Company recorded the cumulative $0.4 million in the Condensed Consolidated Statement of Operations in the three-month period ended April 3, 2004.

Sale of Flat Panel Display business Unit

During the past year, the Company’s Flat Panel Display business unit has experienced a significant decline in revenues and related gross profit as other competitors have entered the market. For the nine-months ended October 1, 2005, flat panel sales decline to approximately $2 million, and less than 10% gross margin, from $6 million of sales and gross margins of approximately 40% for the corresponding period last year. Because of the decline in profitability, the Company decided to exit this market.

In September 2005, Nanometrics announced it had entered into an agreement to sell its Flat Panel Display business unit to Toho Technology Corporation (“Toho”); the agreement became effective in October 2005. Toho will receive a non-exclusive perpetual license to use and sell Nanometrics Film Thickness Measurements Systems in the flat panel market in exchange for $1.5 million. In addition, Toho will pay a 7% royalty on future sales in excess of ¥800 million. Toho will also purchase certain other existing assets, at net book value, from Nanometrics including $0.9 million of inventory and $0.1 million of equipment related to the Flat Panel Display business unit. The related inventory and equipment are reflected as “Assets held for sale” on the October 1, 2005 balance sheet. Nanometrics does not expect to recognize a gain or loss on this transaction as it had previously evaluated the estimated future cash flows of the Flat Panel Display asset group and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. Also, the Company has agreed to terms with Toho, although this agreement has yet to be finalized, to continue to provide sales efforts for flat panel display products and maintenance service for installed units in certain Asian countries. The Company will receive a commission on future sales of flat panel display products in certain designated countries.

As a result of the sale of the Flat Panel Display business, we expect this revenue will not be replaced except to the extent that we receive future sales commissions from Toho. We expect the sale of the Flat Panel Display business to have an accretive effect to future operating results and cash flows.

Results of Operations

Periods ended October 1, 2005 and October 2, 2004

Net revenues: Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2005	October 2, 2004		October 1, 2005	October 2, 2004
Automated systems	$5,699	$12,844	(56)%	$29,139	$25,611	14%
Integrated systems	5,588	4,529	23	17,760	15,910	12
Tabletop systems	485	855	(43)	2,418	2,150	12
Service	2,459	1,855	33	7,000	5,900	19

Total net revenues	$14,231	$20,083	(29)%	$56,317	$49,571	14%

Net revenues for the three-months ended October 1, 2005 were $14.2 million, a decrease of $5.9 million or 29% from the comparable period in 2004. For the nine-months ended October 1, 2005, net revenues were $56.3 million, an increase of $6.8 million or 14% from the comparable period in 2004. Product sales of $11.8 million and $49.3 million for the three- and nine-months ended October 1, 2005, respectively, reflect a decreased of $6.5 million or 35% and an increase of $5.6 million or 13%, respectively, with the comparable periods during 2004. The decline in product sales for the third quarter of 2005 from the comparable period of 2004 reflects normal patterns of short-term cyclicality in capital equipment purchases by semiconductor manufacturers, where following a period of increased capital investment, capital spending is slowed while the recently purchased capital equipment is brought into production and the increased capacity is utilized. The increase in product sales for the first nine months of 2005 over the comparable period of 2004 reflect the strong increase in demand for such capital equipment in the first six months of this year, primarily in Asia. We believe that increased consumer demand for high performance electronics drives technology advancement in semiconductor design and manufacturing which has in turn promoted the purchase of semiconductor capital equipment featuring the latest advances in technology.

Service revenue of $2.5 million and $7.0 million for the three- and nine-months ended October 1, 2005, respectively, increased $0.6 million or 33% and $1.1 million or 19%, respectively, as compared to the same periods in 2004 primarily due to higher sales of parts and services, particularly in Asia, due in part to an increasing installed base of systems that have passed their warranty periods.

Cost of sales: As a percentage of product sales, cost of product sales increased to 53% in the third quarter of 2005 from 43% in the third quarter of 2004 and increased to 50% in the nine-months ended October 1, 2005 from 44% for the same period in 2004 due primarily to a mix of lower margin sales and increased inventory reserves taken on older products. Cost of service as a percentage of service revenue decreased to 107% in the third quarter of 2005 from 111% in the third quarter of 2004 and increased to 112% for the nine-months ended October 1, 2005 from 90% for the same period in 2004 primarily as a result of higher service costs from an increase in headcount and related overhead to provide additional support for our growing customer base, particularly in Asia. We have been unable to fully recoup these increased costs due to higher service demands from our customer base.

Research and development expenses: Our research and development expenses for the three- and nine-months ended October 1, 2005 were $3.3 million and $10.1 million, respectively, essentially flat with the comparable periods in 2004 of $3.4 million and $9.5 million, respectively. In the United States, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology market. In Japan, our research and development efforts have been focused on tabletop and flat panel display metrology. However, we expect our research and development spending will decrease in Japan due to the sale of the flat panel display asset group to Toho Technology Corporation which became effective in October 2005. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain our competitive position.

Selling expenses: Our selling expenses for the three- and nine-months ended October 1, 2005 decreased to $2.4 million and $8.4 million from $2.9 million and $9.3 million from the comparable periods in 2004 or 18% and 9%, respectively. Although product sales have increased, for the first nine months of 2005 over 2004, our selling expenses have decreased overall due to lower headcount and personnel related expenses.

General and administrative expenses: Our general and administrative expenses for the three- and nine-months ended October 1, 2005 increased to $3.3 million and $7.7 million respectively, compared to the same periods in 2004 due primarily to higher costs associated with our Sarbanes – Oxley compliance efforts and legal expenses associated with ongoing patent infringements lawsuits. We expect the trend with respect to regulatory and legal expenses to continue in the immediate future.

Asset impairment: During the three-months ended July 2, 2005 we recorded an asset impairment charge of $2.2 million for certain assets in our Japanese operations. In accordance with SFAS No. 144, we should assess the recoverability of assets when events become known which would indicate potential impairment. The Company evaluated the estimated future cash flows of certain assets groups in our Japanese operations and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset group in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the second quarter of 2005.

Merger termination fee: During the second quarter of 2005, we announced the termination of our merger agreement with August Technology Corporation. In accordance with the terms of the merger agreement, August Technology paid us a merger termination fee of $8.3 million and approximately $2.6 million as reimbursement of our expenses.

Total other expense, net: Our total other income, net, for the three- and nine-months ended October 1, 2005 increased $0.3 million and $0.3 million, respectively, from the comparable periods in 2004 due to lower foreign exchange currency losses in 2005.

Income tax provision: The effective tax rates of 0% and 10% for the three- and nine-months ended October 1, 2005, respectively, primarily reflect the Company’s obligation for foreign taxes and U.S. Federal alternative minimum taxes. The estimated annual tax rate differs from the combined U.S. Federal and state statutory tax rates of 40% primarily due to the utilization of net operating loss carryforwards and the release of the related valuation allowance. We have established significant valuation allowances for our deferred tax assets arising from our tax net operating losses. We will continue to assess the realizability of our deferred tax assets particularly if we establish a pattern of profitability in future quarters.

Liquidity and Capital Resources

At October 1, 2005, our cash, cash equivalents and short-term investments totaled $46.5 million compared to $33.9 million at January 2, 2005. The short-term investments consisted primarily of U.S. Treasury Bills. At October 1, 2005, we had working capital of $76.9 million compared to $68.6 million at January 1, 2005. Our current ratio at October 1, 2005 was 6.2 to 1.

Operating activities for the first nine months of 2005 provided cash of $9.8 million primarily from net income of $3.6 million which includes $8.3 million received from August Technology as a merger termination fee, and non-cash charges for an asset impairment of $2.2 million and depreciation and amortization of $1.9 million. Additionally, changes in assets and liabilities provided $2.2 million of cash due to reductions of accounts receivable, resulting from the timing of shipments and receipt of payments, and increased accrued liabilities offset by increased deferred revenue.

Investing activities used $ 8.0 million primarily due to purchases of short-term investments of $44.8 million partially offset by sales of short-term investments in the amount of $37.0 million.

Financing activities provided $3.2 million due the sale of stock from the exercise of stock options and borrowing under our line of credit in Japan, partially offset by repayment of long-term debt in Japan.

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

Contractual obligations

The following table summarizes our contractual cash obligations as of October 1, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Remaining three months of fiscal 2005	1-3 Years	4-5 Years	More than 5 Years
Debt obligations(1)	$1,980	$113	$782	$733	$352
Operating leases	625	134	406	58	27
Other short-term liabilities	307	307	—	—	—
Line of credit	1,586	—	1,586	—	—

Total	$4,498	$554	$2,774	$791	$379

(1)	Our debt obligations primarily relate to the expansion of our Japanese facilities, and do not include interest, which we are obligated to pay.

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

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to a relatively few number of customers, and we expect this trend to continue. There are only a limited number of large companies operating in the semiconductor and flat panel display industries. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues would significantly decline. In 2004, sales to Applied Materials accounted for 21.3% and sales to Samsung accounted for 14.8% of our total net revenues, respectively. In 2003, sales to Applied Materials accounted for 15.4% and sales to Hynix accounted for 12.0% of our total net revenues, respectively. In 2002, sales to Applied Materials accounted for 13.8% and sales to TSMC accounted for 10.9% of our total net revenues, respectively.

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

We may have difficulty meeting the requirements described in Section 404 of the Sarbanes-Oxley Act of 2002, including addressing our material weakness in our internal controls identified in connection with our restatements, and failure to meet such requirements could materially affect our stock price.

We will be required to file a report on internal accounting controls, in accordance with Section 404 of the Sarbanes-Oxley Act, with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. Accordingly, we will be required to increase the amount of documentation surrounding our internal control systems and provide evidence that our systems have been properly tested to support our management’s conclusions.

On October 26, 2005, our Audit Committee, acting on a recommendation from our management, determined that our audited financial statements for the fiscal year ended January 1, 2005, and our unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, should be restated. The need for such restatements resulted from a combination of control deficiencies that, together, we consider to be a material weakness. The control deficiencies and restatements relate to our (i) deferral of revenue associated with extended service contracts purchased by certain customers at the time of equipment sale, (ii) alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses in the appropriate period.

Our Chief Financial Officer and our Audit Committee have discussed these matters disclosed above with our independent registered public accounting firm. We have concluded that the circumstances that led to the restatements resulted primarily from certain accounting practices that were implemented several years ago. We have now implemented additional detailed procedures to improve reporting in these areas including the following:

•	Assembly of a management team that is responsible for reviewing terms and conditions of each significant sale to identify all key contract terms and accounting implications,

•	Compilation of a database of all machines presently under warranty coverage reflecting warranty periods for such machines,

•	Applying additional oversight to accounting procedures at foreign locations and review of liabilities recorded.

The sale of our Flat Panel Display business has necessitated the relocation our Japanese accounting function in the fourth quarter of 2005 as we complete our Section 404 internal controls assessment. The relocation of our Japanese accounting function increases the risk of significant deficiencies or material weaknesses in our Section 404 internal controls assessment as of December 31, 2005.

While we are improving our internal control systems there can be no assurance that our report will not disclose a material weakness. Even if we do not identify such a material weakness, our auditors may identify a material weakness in their attestation. In the event that a material weakness is identified, our stock price may be adversely affected.

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

We believe that once a semiconductor customer has selected one vendor’s metrology system, the customer generally relies upon that system and, to the extent possible, subsequent generations of the same vendor’s system, for the life of the application. Once a vendor’s metrology system has been installed, a customer must often make substantial technical modifications and may experience downtime in order to switch to another vendor’s metrology system. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer’s expense of switching to our systems, it will be difficult for us to achieve significant sales from that customer once it has selected another vendor’s system for an application.

If we are not successful in developing new and enhanced metrology systems we will likely lose market share to our competitors.

We operate in an industry that is subject to technological changes, changes in customer demands and the introduction of new, higher performance systems with short product life cycles. To be competitive, we must continually design, develop and introduce in a timely manner new metrology systems that meet the performance and price demands of semiconductor manufacturers and suppliers. We must also continue to refine our current systems so that they remain competitive. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. We previously announced the termination of our definitive merger agreement with August Technology Corporation. As highlighted by this example, we do not know if we will be able to complete any acquisitions, or whether, if we were able to do so, we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity financing, that result in dilution to our shareholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

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

In 2002, 2003 and 2004, 69.0%, 74.8% and 71.0%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Taiwan, South Korea and Japan. In 2005 to date, this trend has continued and is expected to do so for the foreseeable future. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products.

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

Sales to customers in foreign countries accounted for approximately 69.0%, 74.8% and 71.0% of our total net revenues in 2002, 2003 and 2004, respectively. Foreign sales in 2005 to date have been consistent with this trend are expected to remain so into the foreseeable future. We maintain facilities in Japan and South Korea. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as: regulatory limitations imposed by foreign governments, obstacles to the protection of our intellectual property, political, military and terrorism risks, disruptions or delays in shipments caused by customs brokers or other government agencies, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences resulting from changes in tax laws. If any of these risks materialize and we are unable to manage them, our international sales and operations would suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

We have previously disclosed that under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted evaluations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon those evaluations, our management, including our CEO and CFO, had concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

On October 26, 2005, our Audit Committee, acting on a recommendation from our management, determined that our audited financial statements for the fiscal year ended January 1, 2005, and our unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, should be restated. The need for such restatements resulted from a combination of control deficiencies that together the Company considers to be a material weakness. The control deficiencies and restatements relate to the Company’s (i) deferral of revenue associated with extended service contracts purchased by certain customers at the time of equipment sale, (ii) alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses in the appropriate period.

As a result of this discovery and subsequent evaluation, the company has determined that its disclosure controls and procedures were not effective as of October 1, 2005. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls may not have been correct.

The Company’s Chief Financial Officer and the company’s Audit Committee have discussed these matters disclosed above with the Company’s independent registered public accounting firm. We have concluded that the circumstances that led to the restatements resulted primarily from certain accounting practices that were implemented several years ago. We have now implemented additional detailed procedures to improve reporting in these areas including the following:

•	Assembly of a management team that is responsible for reviewing terms and conditions of each significant sale to identify all key contract terms and accounting implications,

•	Compilation of a database of all machines presently under warranty coverage reflecting warranty periods for such machines,

•	Applying additional oversight to accounting procedures at foreign locations and review of liabilities recorded.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.	The annual meeting of shareholders was held on August 26, 2005.

B.	The following directors were elected to the board of directors:

        Vincent J. Coates

        J. Thomas Bentley

        John D. Heaton

        Stephen J Smith

        Edmond R. Ward

        William G. Oldham

        Norman V. Coates

C.	The following matters were voted upon at the annual meeting:

		For	Against	Abstain
1.	To elect the following directors to serve until the next annual meeting of shareholders or until their successors are elected:
	Vincent J. Coates, Chairman	6,199,883	0	658,694
	J. Thomas Bentley, Director	6,166,512	0	692,065
	John D. Heaton, Director	6,202,283	0	656,294
	Stephen J Smith, Director	6,169,412	0	689,165
	Edmond R. Ward, Director	6,169,412	0	689,165
	William G. Oldham, Director	6,229,695	0	628,882
	Norman V. Coates, Director	6,157,889	0	700,688

2.	Proposal to approve the reincorporation of the Company under the laws of the State of Delaware through a merger with Big League Merger Corporation, a wholly-owned subsidiary of the Company.	5,279,556	1,563,917	15,104

3.	Proposal to approve the governance and other provisions in the certificate of incorporation and bylaws of the Company to be contingent and effective upon the completion of the reincorporation merger.	3,974,962	2,857,956	25,659

4.	Proposal to approve the adoption of the Company’s 2005 Employee Stock Option Plan and the reservation of 1,200,000 shares of common stock for issuance thereunder.	5,058,683	1,766,834	33,060

5.	Proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.	6,813,183	30,106	15,288

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

3.1(1)	Amended and Restated Articles of Incorporation of Nanometrics Incorporated.

3.2(2)	Restated Bylaws of Nanometrics Incorporated.

3.3(3)	Certificate of Amendment of Amended and Restated Bylaws of Nanometrics Incorporated.

4.1(4)	Form of Common Stock Certificate.

10.1	Asset Purchase and License Agreement dated September 14, 2005 by and between Nanometrics Incorporated and Toho Technology Corporation.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 28, 2003.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 1998.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 30, 2001.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ Douglas J. McCutcheon
Douglas J. McCutcheon
Chief Financial Officer

Dated: November 21, 2005