Form 10-K/A
period 2005-01-01
NANOMETRICS INC
filed 2006-02-23
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

NANOMETRICS INCORPORATED

FORM 10-K/A

YEAR ENDED JANUARY 1, 2005

EXPLANATORY NOTE

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. The restatement impacts the year ended January 1, 2005 presented herein and is further discussed in Note 2 to the condensed consolidated financial statements included herein.

This amendment to the Company’s Annual Report on Form 10-K/A is being filed solely for the purpose of amending and restating Items 1, 6, 7 and 8 of the Form 10-K originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the year ended January 1, 2005 as described in Note 2 to the condensed consolidated financial statements and (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 9A of Part II to reflect our evaluation of controls and procedures as of the date of filing this amended Annual Report on Form 10-K/A, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits. The Company has made no further changes to the originally filed Form 10-K. All other information in this amended Annual Report on Form 10-K/A is as of the date the Annual Report on Form 10-K was originally filed and does not reflect any subsequent information or events other than those described above.

Subsequent to the filing of this Form 10-K/A, the Company will file an Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the periods ended April 2, 2005 and July 2, 2005, respectively, to reflect restatements of the Company’s consolidated balance sheet as of each respective quarter end and the Company’s consolidated statements of operations and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004 and the six-month periods ended July 2, 2005 and July 3, 2004.

As stated above, the Company is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended January 1, 2005 and as such, the unaudited quarterly financial statements in the Quarterly Reports on Form 10-Q for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004, should no longer be relied upon. The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement prior to January 1, 2005 as the 2004 restatement information will be reflected in the Quarterly Reports on Form 10-Q/A for the three-month periods ended April 2, 2005 and July 2, 2005 and in the Quarterly Report on Form 10-Q for the three-month period ended October 1, 2005 with the statement of operations information also included in this Form 10-K/A.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding trends in demand in our industry, the increased use of metrology in manufacturing, the drive toward integrated metrology and the broadening of our technology portfolio. Words such as “believe,” “expect,” “anticipate” or similar expressions, are indicative of forward-looking statements.

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

Continuing to Offer Advanced Integrated Metrology Systems. We were one of the first suppliers to offer products that integrate process metrology systems into wafer processing equipment. We supply integrated metrology systems for Applied Materials’ Mirra Mesa™ and 300mm Reflexion™ CMP systems and the Producer QA and SE™ CVD systems. Our optical critical dimension (OCD) metrology system is incorporated in the Applied Materials’ Transforma™ 300mm etch system for controlling critical dimensions. The introduction of the first combined OCD/DUV integrated metrology product has allowed us to penetrate additional OEM suppliers of etch processing and CMP equipment, including Hitachi High Tech (HHT), Dainippon Screen (DNS) and Ebara. The introduction of the NanoOCD/DUV 9010T enhanced integrated metrology product has led to additional design wins at TEL/Timbre. Our integrated metrology sales group continues to focus on sales of integrated metrology products to both original equipment manufacturers (OEMs) and end-users.

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

Customers

We sell our metrology systems worldwide to many of the major semiconductor and flat panel display manufacturers and equipment suppliers, as well as to producers of silicon wafers and photomasks. The majority of our systems are sold to customers located in Asia and the United States. Two customers, Applied Materials and Samsung, represented 21.4% and 14.7% of our total net revenues in 2004, respectively.

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

Revenue from customers located in the United States and in foreign countries, as a percentage of total net revenues, were as follows:

	2002	2003	2004
United States	31.0%	25.2%	28.2%
Japan	23.9%	24.8%	29.6%
Taiwan	22.7%	21.5%	11.6%
South Korea	10.5%	21.8%	19.3%
All other countries	11.9%	6.7%	11.3%

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

We provide a standard one-year warranty on parts and labor for products sold domestically and in foreign markets and in certain instances, we will provide warranty periods in excess of one year but only upon customer request. Service revenue, including sales of replacement parts, represented approximately 17.4%, 16.9% and 11.1% of total net revenues in 2002, 2003 and 2004, respectively.

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

We have extensive proprietary technology and expertise in such areas as spectroscopic reflectometry using our patented absolute reflectivity, robust pattern recognition and complex measurement software algorithms. We continue to add to our intellectual property portfolio, most recently in the areas of critical dimension measurement and integrated metrology. We also have extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. Expenditures for research and development during fiscal years 2002, 2003 and 2004 were $13.8 million, $13.4 million and $12.8 million, respectively, and represented 39.6%, 32.2% and 18.3% of total net revenues, respectively.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,555,629	$11.94	1,136,990
Equity compensation plans not approved by security holders	1,076,646	$8.13	35,359
Total	2,632,275	$10.38	1,172,349

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

	Years Ended
	December 30, 2000(a)	December 29, 2001(a)	December 28, 2002	January 3, 2004(b)	January 1, 2005
	(in thousands, except per share data)
					As restated(d)
Consolidated Statement of Operations Data:
Net revenues:
Product	$63,468	$42,653	$28,669	$34,592	$62,147
Service	6,023	4,931	6,054	7,010	7,784

Total net revenues	69,491	47,584	34,723	41,602	69,931
Costs and expenses:
Cost of product sales	25,082	17,949	13,237	17,691	27,812
Cost of service	6,022	5,406	5,765	6,620	8,404
Research and development	9,238	10,760	13,765	13,399	12,827
Selling	10,313	9,523	10,862	11,496	11,748
General and administrative	4,258	4,177	5,104	4,689	5,137
Goodwill impairment	—	—	1,077	—	—

Total costs and expenses	54,913	47,815	49,810	53,895	65,928
Income (loss) from operations	14,578	(231)	(15,087)	(12,293)	4,003
Other income, net	3,903	1,973	589	686	122
Provision (benefit) for income taxes	5,942	782	(6,230)	5,860 (c)	426

Income (loss) before cumulative effect of change in accounting principle	12,539	960	(8,268)	(17,467)	3,699
Cumulative effect of change in revenue recognition principle (SAB 101)	(1,364)	—	—	—	—

Net income (loss)	$11,175	$960	$(8,268)	$(17,467)	$3,699

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.14	$0.08	$(0.70)	$(1.45)	$0.30
Cumulative effect of change in revenue recognition principle (SAB 101)	(0.12)	—	—	—	—

Net income (loss)	$1.02	$0.08	$(0.70)	$(1.45)	$0.30

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.06	$0.08	$(0.70)	$(1.45)	$0.28
Cumulative effect of change in revenue recognition principle (SAB 101)	(0.12)	—	—	—	—

Net income (loss)	$0.94	$0.08	$(0.70)	$(1.45)	$0.28

Shares used in per share computation:
Basic	10,986	11,691	11,878	12,043	12,320

Diluted	11,845	12,161	11,878	12,043	13,364

(a)	We adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effect of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income of $1,028 and $11,956 for the years ended December 29, 2001 and December 30, 2000, respectively; basic earnings per common share of $0.09 and $1.09 for the years ended December 29, 2001 and December 30, 2000, respectively; and diluted earnings per common share of $0.09 and $1.01 for the years ended December 29, 2001 and December 30, 2000, respectively.

(b)	The fiscal year ended January 3, 2004 included 53 weeks, whereas the other periods presented included 52 weeks.

(c)	The income tax provision for the fiscal year ended January 3, 2004 primarily represents a charge of $6,020 to record a valuation allowance against deferred income tax assets.

(d)	The restatement impacts the year ended January 1, 2005 presented herein and is further discussed in Note 2 to the condensed consolidated financial statements included herein.

	At
	December 30, 2000	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
					As restated
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$69,788	$47,227	$36,866	$29,892	$33,868
Working capital	92,420	80,171	74,776	59,587	68,588
Total assets	144,796	142,355	134,688	121,740	133,769
Debt obligations, less current portion	4,236	3,314	3,123	2,648	2,070
Total shareholders’ equity	127,009	129,845	124,106	108,441	116,829

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives and intentions. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in “Factors That May Affect Future Operating Results” and elsewhere in this Annual Report on Form 10-K/A. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K/A could materially and adversely affect our business, operating results and financial condition. We disclaim any obligation to update information contained in any forward-looking statement.

Restatement of Consolidated Financial Results of Operations

On October 26, 2005, our Audit Committee, acting on a recommendation from our management, determined that our audited financial statements for the fiscal year ended January 1, 2005, and our unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. The restatement impacts the year ended January 1, 2005 presented herein and is further discussed in Note 2 to the condensed consolidated financial statements included herein.

Subsequent to the filing of this Form 10-K/A, we will file an Amendment No. 1 on Form 10-Q/A for the periods ended April 2, 2005 and July 2, 2005, respectively, to reflect restatements of our consolidated balance sheet as of each respective quarter end and our consolidated statements of operations and cash flows for the three-month periods ended April 2, 2005 and July 2, 2005 and the six-month period ended July 2, 2005 and the comparable prior year periods.

The restatement affects the financial statements for the year ended January 1, 2005 and as such, the unaudited quarterly financial statements in the Quarterly Reports on Form 10-Q for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004, should no longer be relied upon. We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement prior to January 1, 2005 as the 2004 restatement information will be reflected in the Quarterly Reports on Form 10-Q/A for the three-month periods ended April 2, 2005 and July 2, 2005 and in the Quarterly Report on Form 10-Q for the three-month period ended October 1, 2005 with the statement of operations information included in this Form 10-K/A.

This Form 10-K/A reflects adjustments to net revenues and operating expenses related to the restatement of our financial results. Below is a description of the significant adjustments impacting the financial results for the periods presented and relates to our (i) deferral of revenue associated with extended warranty contracts purchased by certain customers at the time of equipment sale, (ii) the alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses into the appropriate period.

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. We generally sell the majority of our products with a twelve month repair or replacement warranty. We identified certain transactions in each quarter of fiscal 2004 whereby the terms of the product sale included a separately priced extended warranty provision beyond the standard twelve-month warranty. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. We are restating our financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales previously reported in our Form 10-K for the year ended January 1, 2005 of $0.8 million.

Alignment of Warranty Accrual with Actual Warranty Periods

We provide a warranty accrual at the time of revenue recognition. As a result of the additional procedures we performed, we discovered that, in certain instances, the warranty periods used in determining the warranty accrual did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related costs of product sales for the fiscal years 2005 and 2004. The restatement adjustments resulted in an increase to the warranty expense, previously reported in our Form 10-K, for the year ended January 1, 2005 of $0.3 million.

Accrual of Unpaid Sales Commission

As part of our overall compensation strategy, we pay a commission to our field sales personnel for their services in selling our products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of our foreign locations, we erroneously recorded the expense upon payment of the sales commissions to our field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commission expense in the periods in which we recognized the related revenue. The restatement adjustments resulted in an increase to selling expense previously reported in our Form 10-K for the year ended January 1, 2005 of $0.3 million.

Effect of Restatement Upon Previously Reported Balances

The restatement affected each three-month period beginning with the first quarter of fiscal 2004 through the second quarter of 2005. We will file an Amendment No. 1 on Form 10-Q/A for each of the quarters ended April 2, 2005 and July 2, 2005 to reflect restatements of our consolidated balance sheet as of each respective quarter end and our consolidated statements of operations and cash flows for the three-month periods ended April 2, 2005 and July 2, 2005 as well as the six-month period ended July 2, 2005 and the comparable prior year periods.

The condensed consolidated financial statements as of January 1, 2005 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required us to make a number of significant accounting judgments. The following table sets forth selected consolidated financial data, showing our previously reported and restated amounts at January 1, 2005 (in thousands, except per share amounts):

	As Previously Reported	As Restated	Inc (Dec)
Accrued payroll and related expenses	$2,206	$2,512	$306	C
Deferred revenue	$2,742	$3,506	$764	A
Other current liabilities	$1,840	$2,097	$257	B
Total current liabilities	$12,613	$13,940	$1,327
Retained earnings	$12,034	$10,707	$(1,327)

A	Adjustment relates to revenue deferral associated with extended warranty contracts

B	Adjustment relates to the alignment of warranty accrual with actual warranty periods

C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease our previously reported net income per diluted share for the year ended January 1, 2005 by $0.10. The following table sets forth selected consolidated financial data, showing our previously reported and restated amounts for the year ended January 1, 2005 (in thousands, except per share amounts):

	Year Ended January 1, 2005
	As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$62,911	$62,147	$(764	)A
Service	$7,784	$7,784	$—
Cost of product sales	$27,555	$27,812	$257	B
Selling expenses	$11,442	$11,748	$306	C
Income from operations	$5,330	$4,003	$(1,327)
Provision for income taxes	$426	$426	$—
Net income	$5,026	$3,699	$(1,327)
Net income per share:
Basic	$0.41	$0.30	$(0.11)
Diluted	$0.38	$0.28	$(0.10)

A	Adjustment relates to revenue deferral associated with extended warranty contracts

B	Adjustment relates to the alignment of warranty accrual with actual warranty periods

C	Adjustment relates to accrual of unpaid sales commission

We have determined the cumulative effect of these errors was approximately $0.4 million as of January 3, 2004. The effect was not material to any relevant prior period and had the amounts been recorded correctly in the prior periods, there would have been no significant effect on reported net loss, comprehensive loss or total stockholder’s equity. To correct this misstatement, we recorded the cumulative $0.4 million in the condensed consolidated statement of operations in the three-month period ended April 3, 2004.

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

Our revenues are derived from product sales and customer service, which include sales of accessories and service for the installed base of our products. For the year ended January 1, 2005, we derived 88.9% of our total net revenues from product sales and 11.1% of our total net revenues from services.

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

Results of Operations

The following table presents our consolidated statements of operations data as a percentage of total net revenues for the years ended December 28, 2002, January 3, 2004 and January 1, 2005:

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Net revenues:
Products	82.6%	83.1%	88.9%
Service	17.4	16.9	11.1

Total net revenues	100.0	100.0	100.0

Cost and expenses:
Cost of products	38.1	42.5	39.8
Cost of service	16.6	15.9	12.0
Research and development	39.6	32.2	18.3
Selling	31.3	27.6	16.8
General and administrative	14.7	11.3	7.4
Goodwill impairment	3.1	—	—

Total cost and expenses	143.4	129.5	94.3

Loss from operations	(43.4)	(29.5)	5.7

Other income (expense):
Interest income	1.6	1.0	0.4
Interest expense	(0.2)	(0.2)	(0.1)
Other, net	0.3	0.9	(0.1)

Total other income, net	1.7	1.6	0.2

Income (loss) before provision (benefit) for income taxes	(41.7)	(27.9)	5.9
Provision (benefit) for income taxes	(17.9)	14.1	0.6

Net income (loss)	(23.8)%	(42.0)%	5.3%

Years ended December 28, 2002, January 3, 2004 and January 1, 2005

Total net revenues. Our net revenues were comprised of the following categories:

	Years Ended
	January 3, 2004	January 1, 2005	Percentage Change
Automated systems	$25,620	$38,100	48.7%
Integrated systems	6,106	21,602	253.8
Tabletop systems	2,866	2,445	(14.7)
Service	7,010	7,784	11.0

Total net revenues	$41,602	$69,931	68.1

	Years Ended
	December 28, 2002	January 3, 2004	Percentage Change
Automated systems	$19,969	$25,620	28.3%
Integrated systems	4,155	6,106	47.0
Tabletop systems	4,545	2,866	(36.9)
Service	6,054	7,010	15.8

Total net revenues	$34,723	$41,602	19.8

In 2004, revenue from automated systems increased by 48.7% and integrated system revenue increased by 253.8% from their 2003 levels, primarily due to higher volume sales for each product group. The higher volume sales for each product group is primarily due to our new 300 mm products, such as the Atlas automated metrology product and 9010 integrated metrology system. The increase in product revenue resulted from greater demand for semiconductor process control metrology equipment and flat panel display equipment, particularly in the U.S. and Asia. We believe that this increased demand was attributable primarily to customers adding capacity in semiconductor production facilities as demand for semiconductors increased as a result of the continuing economic recoveries in the U.S. and Japan in 2004. Service revenue increased 11.0% from $7.0 million in 2003 to $7.8 million in 2004. The increase in service revenue is primarily attributable to higher sales of parts and services in the U.S. and Asia in 2004, which we believe is due to a growing installed base of systems that have passed their warranty periods. The strengthening of the Japanese yen accounted for approximately 2.0% of total net revenues in 2004.

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

Cost of products. Cost of products as a percentage of product revenue decreased from 51.1% in 2003 to 44.8% in 2004 due primarily to increased product sales volume in 2004 resulting in lower per unit manufacturing costs. The lower product revenue in 2004 was partially offset by a write down of $0.8 million in slower moving inventory in 2004 based on our estimate that future forecasted sales for certain product lines had permanently declined. Cost of product sales as a percentage of product sales increased from 46.2% in 2002 to 51.1% in 2003 due in part to lower sales prices on older products and higher costs associated with an increase in manufacturing capacity added to our U.S. facility. The increased manufacturing capacity is part of a continuing strategic plan to internalize the production of key parts and components, allowing us to have greater control over their development, delivery, quality and cost. The warranty accrual at January 1, 2005 was $1.1 million, an increase of 106% compared to the same period in 2003. This increase resulted primarily from increased sales volume and the associated warranty costs.

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

Selling. Selling expenses increased slightly to $11.7 million in 2004 as compared to $11.5 million in 2003. The increase in selling expenses was due to higher sales commissions in 2004 over 2003 levels as a result of higher sales volume in 2004. This increase in 2004 was partially offset by the redeployment of some resources into service support, which resulted in a decrease of about 49.0% of our selling expenses in Japan. Selling expenses increased 5.8% from $10.9 million in 2002 to $11.5 million in 2003 primarily due to increased headcount of sales and support employees and related expenses particularly in Asia in an effort to fully participate in the growth opportunities in that region.

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

Provision for income taxes. Our effective tax rate was an expense of 10.3% in 2004. The tax expense in 2004 was primarily a result of foreign income taxes as the federal statutory income taxes were offset by a reduction in the valuation allowance. Our effective tax rate was an expense of 50.5% in 2003, versus a benefit of 43.0% in 2002. The tax expense in 2003 resulted from a provision for income taxes of approximately $6.0 million which primarily represents a charge to record a valuation allowance against deferred income tax assets. The charge was taken as a result of pretax losses incurred over the past several quarters coupled with uncertainty about future expected income in the then-existing market environment, making it more likely than not at that time that the deferred tax asset would not be realized. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Liquidity and Capital Resources

At January 1, 2005, our cash, cash equivalents and short-term investments totaled $33.9 million compared to $29.9 million at January 3, 2004. The short-term investments consist of U.S. Treasury Bills. Our working capital of $68.6 million at January 1, 2005 increased from $59.6 million at January 3, 2004.

Operating activities provided net cash of $2.3 million in 2004. This source of cash in 2004 resulted primarily from net income and non-cash charges for depreciation and amortization and higher levels of current liabilities. These sources of cash were offset to a large extent by higher accounts receivable resulting from our revenue increase of 68.1% in 2004. The increase in accounts receivable was due to the higher concentration of revenue in the third and fourth quarters of 2004. We would expect this trend in operating cash flow and working capital to continue. Operating activities used $8.3 million in 2002 and $6.2 million in 2003. The cash usage in 2002 and 2003 resulted primarily from the net loss in those years offset by the effect of non-cash expenses. We also experienced higher levels of accounts receivable in 2003 resulting from increased sales towards the end of 2003.

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

Factors That May Affect Future Operating Results

You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K/A before making an investment decision. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Revenues from customers in Asian markets represented approximately 63.3%, 72.7% and 68.8% of our total net revenues in 2002, 2003 and 2004, respectively. Countries in the Asia Pacific region, including Japan, South Korea and Taiwan, each of which accounted for a significant portion of our business in that region, had experienced general economic weaknesses in 2002 and 2003, which adversely affected our revenues at that time.

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

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to a relatively few number of customers, and we expect this trend to continue. There are only a limited number of large companies operating in the semiconductor and flat panel display industries. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues would significantly decline. In 2004, sales to Applied Materials accounted for 21.4% and sales to Samsung accounted for 14.7% of our total net revenues, respectively. In 2003, sales to Applied Materials accounted for 15.4% and sales to Hynix accounted for 12.0% of our total net revenues, respectively. In 2002, sales to Applied Materials accounted for 13.8% and sales to TSMC accounted for 10.9% of our total net revenues, respectively.

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

In 2002, 2003 and 2004, 69.0%, 74.8% and 71.8%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Taiwan, South Korea and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products.

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

Sales to customers in foreign countries accounted for approximately 69.0%, 74.8% and 71.8% of our total net revenues in 2002, 2003 and 2004, respectively. We maintain facilities in Japan and South Korea. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as: regulatory limitations imposed by foreign governments, obstacles to the protection of our intellectual property, political, military and terrorism risks, disruptions or delays in shipments caused by customs brokers or other government agencies, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences resulting from changes in tax laws.

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

The information required by Item 8 of Form 10-K is presented here in the following order:

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nanometrics Incorporated:

We have audited the accompanying consolidated balance sheet of Nanometrics Incorporated as of January 1, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended, as restated (see Note 2). Our audit also included the consolidated financial statement schedule listed in Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

(Signed BDO Seidman, LLP)

San Francisco, California

February 21, 2005, except as to Note 2 to the consolidated financial statements, which is as of November 21, 2005

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

Deloitte & Touche LLP

San Jose, California

March 29, 2004

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 3, 2004	January 1, 2005
		As restated
ASSETS
Current assets:
Cash and cash equivalents	$7,949	$15,949
Short-term investments	21,943	17,919
Accounts receivable, net of allowances of $576 and $603, as of January 3, 2004 and January 1, 2005, respectively	14,522	22,222
Inventories	24,264	25,494
Prepaid expenses and other	1,015	944

Total current assets	69,693	82,528
Property, plant and equipment, net	49,738	49,035
Intangible assets	1,322	924
Other assets	987	1,282

Total assets	$121,740	$133,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,047	$3,146
Accrued payroll and related expenses	1,593	2,512
Deferred revenue	2,345	3,506
Other current liabilities	1,436	2,097
Income taxes payable	1,528	1,515
Current portion of debt obligations	1,157	1,164

Total current liabilities	10,106	13,940
Deferred income taxes and other long-term liabilities	545	930
Debt obligations	2,648	2,070

Total liabilities	13,299	16,940

Commitments and contingencies (See Note 8)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 12,166,016 and 12,566,636 outstanding as of January 3, 2004 and January 1, 2005, respectively	101,099	104,191
Retained earnings	7,008	10,707
Accumulated other comprehensive income	334	1,931

Total shareholders’ equity	108,441	116,829

Total liabilities and shareholders’ equity	$121,740	$133,769

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
			As restated
Net revenues:
Products	$28,669	$34,592	$62,147
Service	6,054	7,010	7,784

Total net revenues	34,723	41,602	69,931

Costs and expenses:
Cost of products	13,237	17,691	27,812
Cost of service	5,765	6,620	8,404
Research and development	13,765	13,399	12,827
Selling	10,862	11,496	11,748
General and administrative	5,104	4,689	5,137
Goodwill impairment	1,077	—	—

Total costs and expenses	49,810	53,895	65,928

Income (loss) from operations	(15,087)	(12,293)	4,003

Other income (expense):
Interest income	583	397	276
Interest expense	(94)	(96)	(110)
Other, net	100	385	(44)

Total other income, net	589	686	122

Income (loss) before provision (benefit) for income taxes	(14,498)	(11,607)	4,125
Provision (benefit) for income taxes	(6,230)	5,860	426

Net income (loss)	$(8,268)	$(17,467)	$3,699

Basic net income (loss) per share	$(0.70)	$(1.45)	$0.30

Diluted net income (loss) per share	$(0.70)	$(1.45)	$0.28

Shares used in per share computation:
Basic	11,878	12,043	12,320

Diluted	11,878	12,043	13,364

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 29, 2001	11,787,033	98,531	32,743	(1,429)	129,845
Comprehensive loss:
Net loss	—	—	(8,268)		(8,268)	$(8,268)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	1,148	1,148	1,148
Unrealized gain on investments	—	—	—	1	1	1

Comprehensive loss	—	—	—	—	—	$(7,119)

Issuance of common stock under employee stock purchase plan	125,403	568	—	—	568
Issuance of common stock under stock option plan	94,205	578	—	—	578
Tax benefit of employee stock transactions	—	234	—	—	234

Balances, December 28, 2002	12,006,641	99,911	24,475	(280)	124,106
Comprehensive loss:
Net loss	—	—	(17,467)	—	(17,467)	$(17,467)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	614	614	614

Comprehensive loss	—	—	—	—	—	$(16,853)

Issuance of common stock under stock option plan	159,375	1,188	—	—	1,188

Balances, January 3, 2004	12,166,016	101,099	7,008	334	108,441
Comprehensive income:
Net income (as restated)	—	—	3,699		3,699	$3,699
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	1,597	1,597	1,597

Comprehensive income (as restated)	—	—	—	—	—	$5,296

Issuance of common stock under employee stock purchase plan	59,332	620	—	—	620
Issuance of common stock under stock option plan	341,288	2,432	—	—	2,432
Tax benefit of employee stock transactions	—	40	—	—	40

Balances, January 1, 2005	12,566,636	$104,191	$10,707	$1,931	$116,829

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
			(As restated)
Cash flows from operating activities:
Net income (loss)	$(8,268)	$(17,467)	$3,699
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,405	2,506	2,667
Goodwill impairment	1,077	—	—
Deferred income taxes	(1,945)	6,007	—
Changes in assets and liabilities:
Accounts receivable	558	(4,630)	(7,124)
Inventories	1,006	2,042	(598)
Prepaid income taxes	(37)	2,195	—
Prepaid expenses and other	(378)	155	(48)
Accounts payable, accrued and other current liabilities	(1,813)	794	2,399
Deferred revenue	(961)	778	1,089
Income taxes payable	86	1,374	6

Net cash provided by (used in) operating activities	(8,270)	(6,246)	2,090

Cash flows from investing activities:
Purchases of short-term investments	(65,899)	(71,044)	(35,976)
Sales/maturities of short-term investments	37,000	78,000	40,000
Purchases of property, plant and equipment	(2,767)	(990)	(871)
Other assets	—	28	—

Net cash provided by (used in) investing activities	(31,666)	5,994	3,153

Cash flows from financing activities:
Proceeds from issuance of debt obligations	268	285	2,473
Repayments of debt obligations	(416)	(818)	(3,177)
Proceeds from issuance of common stock under employee stock purchase and stock option plans	1,146	1,188	3,052

Net cash provided by financing activities	998	655	2,348

Effect of exchange rate changes on cash	(322)	(421)	409

Net change in cash and cash equivalents	(39,260)	(18)	8,000
Cash and cash equivalents, beginning of year	47,227	7,967	7,949

Cash and cash equivalents, end of year	$7,967	$7,949	$15,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$96	$96	$102

Cash paid (received) for income taxes, net	$(4,634)	$(3,955)	$327

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2002, January 3, 2004 and January 1, 2005

1.	Significant Accounting Policies

Description of Business – Nanometrics Incorporated (Nanometrics) and its wholly-owned subsidiaries design, manufacture, market, sell and support thin film, optical critical dimension and overlay dimension metrology systems for customers in the semiconductor and flat panel display industries. These metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits and flat panel displays. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The Company’s optical critical dimension technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Nanometrics has its corporate headquarters in Milpitas, California.

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

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and software that is incidental to the products. For product sales to existing customers, revenue recognition generally occurs at the time of shipment, as the Company’s terms are FOB shipping point, if defined customer acceptance experience levels have previously been met with both the customer and the specific type of equipment. All other product revenues are recognized upon customer acceptance. In Japan, where risk of loss and title transfers to the customer upon customer acceptance, revenue is recognized upon customer acceptance.

All products are assembled prior to shipment to customers. The Company often performs limited installation for its customers, however such installation is inconsequential and perfunctory as it is also performed by third parties. Revenue related to spare parts sales is recognized on shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty repairs of systems. On occasion, customers request a warranty period longer than the Company’s standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, the Company follows the guidance of Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to repairs of systems is recognized as services are performed. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, the Company does not provide its customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

In limited situations, multiple deliverables may be included in customer arrangements. Those situations include the sale of repair services and parts together where revenues are recognized when both the services and parts have been delivered. The Company also provides technical support to its customers as part of its warranty program. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs.

Fiscal Year – The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, fiscal year 2002 consisted of 52 weeks and ended on December 28, 2002, fiscal year 2003 consisted of 53 weeks and ended on January 3, 2004 and fiscal year 2004 consisted of 52 weeks and ended on January 1, 2005.

Cash and Cash Equivalents – Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

Short-Term Investments – Short-term investments consist of United States Treasury Bills which are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics’ intended use. The unrealized gains and losses from short-term investments are included in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are included in other income or expense. Such amounts have not been material during any of the periods presented. All of the short-term investments have a contractual maturity of one year or less.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Customer credit limits are established through a process of reviewing their financial history and stability. Where appropriate and available, the Company obtains credit rating reports and financial statements of customers when determining or modifying their credit limits. The Company regularly evaluates the collectibility of its trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and historical collection experience with customers. The Company believes that the allowance for doubtful accounts reflects the risk associated with smaller rather than larger customers and that reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventories – Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, Nanometrics’ ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from its suppliers. The Company has established inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, the potential cost to refurbish the inventory prior to sale is also considered. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation is computed over the following estimated useful lives of the assets:

Building and improvements	6–40 years
Machinery and equipment	3–17 years
Furniture and fixtures	5–20 years

Fixed assets are depreciated using the straight–line method except for machinery and equipment and furniture and fixtures located in Japan, which are depreciated using an accelerated method.

Intangible Assets – Intangible assets consist primarily of purchased technology (a license) from a third-party. This technology is used in the manufacturing of current products. Costs related to internally developed intangible assets are expensed as incurred. Acquired intangible assets are amortized using the straight-line method over estimated useful lives of five to seven years.

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

Impairment of Long-Lived Assets –Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or changes to the overall business strategies are made. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset, or asset group, and their eventual disposition against their carrying amounts. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with fair value generally determined based on an estimate of discounted future cash flows.

Income Tax Assets and Liabilities – The Company accounts for income taxes based on SFAS No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. The Company evaluates the deferred tax assets on a quarterly basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. The income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in the valuation allowance.

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

A reconciliation of the changes to the Company’s warranty accrual for fiscal 2003 and 2004 was as follows (in thousands):

	Years Ended
	January 3, 2004	January 1, 2005
		As restated
Balance as of beginning of period	$261	$513
Actual warranty costs	(160)	(1,031)
Revision to existing warranty	(303)	162
Provision for warranty	715	1,411

Balance as of end of period	$513	$1,055

Guarantees – In addition to product warranties, from time to time, in the normal course of business, the Company indemnifies certain customers with whom it enters into a contractual relationship. The Company has agreed to hold the other party harmless against third party claims that its products, when used for their intended purpose(s), infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the balance sheets as of January 3, 2004 and January 1, 2005.

Advertising Costs – The Company expenses advertising costs as incurred.

Stock-Based Compensation – The Company currently accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. Under APB 25 and related interpretations, compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price.

The Company’s accounting treatment of stock options will significantly change during 2005 due to its planned adoption of SFAS No. 123R (SFAS 123(R)), Share-Based Payment, which is effective for periods beginning after June 15, 2005. See Recently Issued Accounting Pronouncements below. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value recognition provisions of SFAS No. 123 had been applied to employee stock benefits, including shares issued under the stock option plans and under the Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. Pro forma information follows (in thousands, except per share amounts):

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
			As restated
Net income (loss):
As reported	$(8,268)	$(17,467)	$3,699
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,692)	(8,521)	(5,304)

Pro forma net loss	$(12,960)	$(25,988)	$(1,605)

Basic net income (loss) per share:
As reported	$(0.70)	$(1.45)	$0.30
Pro forma	(1.09)	(2.16)	(0.13)
Diluted net income (loss) per share:
As reported	(0.70)	(1.45)	0.28
Pro forma	(1.09)	(2.16)	(0.13)
Basic Shares	11,878	12,043	12,320
Diluted Shares	11,878	12,043	13,364

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value calculations on stock-based awards under the 1991 and 2000 Stock Option Plans, the 2002 Nonstatutory Stock Option Plan and the 1991 and 2000 Directors’ Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2003	2004
Stock Options:
Expected life	3 years	3 years	3.4 years
Volatility	80%	90%	90%
Risk free interest rate	3.40%	2.40%	2.87%
Dividends	—	—	—

The Company’s fair value calculations on stock-based awards under the Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions for 2004: expected life, six months, volatility, 90%, risk free rate, 1.1%, and no dividends expected during the term. There were no options outstanding under the Purchase Plan in 2003 and 2002.

Net Income Per Share – Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. During the years ended December 28, 2002 and January 3, 2004, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. For the year ended January 1, 2005, stock options with exercise prices in excess of the fair market value of common stock were excluded from the diluted weighted average shares outstanding, as their effect is anti-dilutive. The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

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

Certain Significant Risks and Uncertainties – Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable (see Note 11). All cash equivalents at January 1, 2005 and January 3, 2004 were deposited with two financial institutions which the Company believes are of high credit quality. Cash equivalent deposits with financial institutions may, at times, exceed federally insured limits, however, the Company has not experienced any losses on such accounts.

For short-term investments, credit risk is limited by placing all investments with high credit quality issuers and limits the amount of investment with any one issuer. The Company only invests in United States Treasury Bills with maturities of less than 180 days. As of January 1, 2005, the fair value of those investments approximated cost.

The Company sells its products primarily to end users in the United States and Asia, and generally does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company’s top ten largest customers in fiscal 2004 and 2003 consisted of 65.9% and 51.8%, respectively, of its total net revenues. .

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: Advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.

Certain components and subassemblies used in the Company’s products are purchased from a sole supplier or a limited group of suppliers. In particular, the Company currently purchases its spectroscopic ellipsometer and robotics used in its advanced measurement systems from a sole supplier or a limited group of suppliers located in the United States. Any shortage or interruption in the supply of any of the components or subassemblies used in its products or its inability to procure these components or subassemblies from alternate sources on acceptable terms could have a material adverse effect on its business, financial condition and results of operations.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. The Company currently measures compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in notes to financial statements as required by SFAS 123. The Company is required to adopt SFAS 123(R) starting in the third fiscal quarter of 2005. The Company expects the adoption of SFAS 123(R) will have a material adverse impact on its net income and net income per share. The Company is currently in the process of evaluating the extent of such impact. The Company has also not yet determined its method of adoption of FAS 123(R). Please see the disclosure above addressing stock-based compensation.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”, was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), Exchanges of Nonmonetary Assets – an amendment to APB Opinion No. 29. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the first fiscal period beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2) was issued, providing guidance under SFAS 109, Accounting for Income Taxes for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, the Company is evaluating the potential effects of the Jobs Act and has not adjusted its tax expense or deferred tax liability for the effect of any decision it might make to repatriate earnings.

In March 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the accounting impact of EITF 03-1 once final guidance is issued. The Company is following the disclosure requirements of this EITF.

Note 2. Restatement of Condensed Consolidated Financial Results

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. Accordingly, the Company is restating its consolidated financial statements for its fiscal year 2004 and the first two quarters of 2005. This Form 10-K/A includes restated audited results for the year ended January 1, 2005.

This Form 10-K/A reflects adjustments to net revenues and operating expenses related to the restatement of the Company’s financial results. Below is a description of the significant adjustments impacting the financial results for the periods presented and relates to the Company’s (i) deferral of revenue associated with extended warranty contracts purchased by certain customers at the time of equipment sale, (ii) alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses into the appropriate period.

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. Nanometrics generally sells the majority of its products with a twelve month repair or replacement warranty. The Company identified certain transactions in each quarter of fiscal 2004 whereby the terms of the product sale included a separately priced extended warranty provision beyond the standard twelve-month warranty. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. The Company is restating its financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales previously reported in the Company’s Form 10-K for the year ended January 1, 2005 of $0.8 million.

The following table sets forth the expected increase in service revenue for future periods related to the revenue deferred as a result of this restatement (in thousands):

Three Months Ending:
April 2, 2005	$15
July 2, 2005	59
October 1, 2005	115
December 31, 2005	155

Fiscal 2005	$344

April 1, 2006	$176
July 1, 2006	131
September 30, 2006	76
December 30, 2006	37

Fiscal 2006	$420

Alignment of Warranty Accrual with Actual Warranty Periods

The Company provides a warranty accrual at the time of revenue recognition. As a result of the additional procedures performed by management, the Company discovered that, in certain instances, the warranty periods used in determining the warranty accrual did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related costs of product sales for the fiscal years 2005 and 2004. The restatement adjustments resulted in an increase to the warranty expense, previously reported in the Company’s Form 10-K, for the year ended January 1, 2005 of $0.3 million.

Accrual of Unpaid Sales Commission

As part of its overall compensation strategy, the Company pays a commission to its field sales personnel for their services in selling its products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of its foreign locations, the Company erroneously recorded the expense upon payment of the sales commissions to its field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commission expense in the periods in which the Company recognized the related revenue. The restatement adjustments resulted in an increase to selling expense previously reported in the Company’s Form 10-K for the year ended January 1, 2005 of $0.3 million.

Effect of Restatement Upon Previously Reported Balances

The restatement affected each three-month period beginning with the first quarter of fiscal 2004 through the second quarter of 2005. The Company will file an Amendment No. 1 on Form 10-Q/A for each of the quarters ended April 2, 2005 and July 2, 2005 to reflect restatements of the Company’s consolidated balance sheet as of each respective quarter end and the Company’s consolidated statements of operations and cash flows for the three-month periods ended April 2, 2005 and July 2, 2005 as well as the six-month period ended July 2, 2005 and the comparable prior year periods.

The condensed consolidated financial statements as of January 1, 2005 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required a number of significant accounting judgments by the Company. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts at January 1, 2005 (in thousands, except per share amounts):

	As Previously Reported	As Restated	Inc (Dec)
Accrued payroll and related expenses	$2,206	$2,512	$306	C
Deferred revenue	$2,742	$3,506	$764	A
Other current liabilities	$1,840	$2,097	$257	B
Total current liabilities	$12,613	$13,940	$1,327
Retained earnings	$12,034	$10,707	$(1,327)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net income per diluted share for the year ended January 1, 2005 by $0.10. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the year ended January 1, 2005 (in thousands, except per share amounts):

	Year Ended January 1, 2005
	As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$62,911	$62,147	$(764	)A
Service	$7,784	$7,784	$—
Cost of product sales	$27,555	$27,812	$257	B
Selling expenses	$11,442	$11,748	$306	C
Income from operations	$5,330	$4,003	$(1,327)
Provision for income taxes	$426	$426	$—
Net income	$5,026	$3,699	$(1,327)
Net income per share:
Basic	$0.41	$0.30	$(0.11)
Diluted	$0.38	$0.28	$(0.10)

A	Adjustment relates to revenue deferral associated with extended warranty contracts

B	Adjustment relates to the alignment of warranty accrual with actual warranty periods

C	Adjustment relates to accrual of unpaid sales commission

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

3.	Inventories

Inventories consist of the following (in thousands):

	At
	January 3, 2004	January 1, 2005
Raw materials and subassemblies	$15,450	$14,391
Work in process	4,506	4,330
Finished goods	4,308	6,773

Total inventories	$24,264	$25,494

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	At
	January 3, 2004	January 1, 2005
Land	$16,856	$16,934
Building and improvements	32,217	33,149
Machinery and equipment	6,625	7,332
Furniture and fixtures	1,681	1,918
Construction in progress	200	—

	57,579	59,333
Accumulated depreciation and amortization	(7,841)	(10,298)

Total property, plant and equipment, net	$49,738	$49,035

Depreciation expenses of $1,945,000, $2,081,000 and $2,270,000 for the years ended December 28, 2002, January 31, 2004 and January 1, 2005 were incurred.

5.	Intangible Assets

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

6.	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	At
	January 3, 2004	January 1, 2005
		As restated
Accrued warranty	$513	$1,055
Accrued professional services	254	235
Other	669	807

Total other current liabilities	$1,436	$2,097

7.	Debt Obligations

Debt obligations consist of the following (in thousands):

	At
	January 3, 2004	January 1, 2005
1995 working capital bank loan	$561	$195
1996 working capital bank loan	232	148
2000 working capital bank loan	2,708	2,422
Other debt obligations	304	469

Total	3,805	3,234
Current portion of debt obligations	(1,157)	(1,164)

Debt obligations	$2,648	$2,070

The 1995 working capital bank loan was obtained by our Japanese subsidiary. The loan is collateralized by receivables of our Japanese subsidiary and is guaranteed by us, the parent, Nanometrics Incorporated. The loan is denominated in Japanese yen (¥20,000,000 at January 1, 2005) and bears interest at 2.9% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2005.

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

Other debt obligations represent short-term borrowings by our Japanese subsidiary which are collateralized by the subsidiary’s accounts receivable. The borrowings are denominated in Japanese yen and bear interest at 2.74% per annum. The Company is not in breach of any restrictive covenants in connection with its debt.

At January 1, 2005, future annual maturities of debt obligations are as follows (in thousands):

2005	$1,164
2006	446
2007	406
2008	406
2009	406
Thereafter	406

Total	$3,234

8.	Commitments and Contingencies

The Company leases administrative facilities and certain equipment under noncancellable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for fiscal 2002, 2003, and 2004 was approximately $233,000, $414,000, and $258,000 respectively. Future minimum lease payments under its operating leases for each of the following five years are as follows (in thousands):

2005	$530
2006	319
2007	29
2008	22
2009	8
Thereafter	—

Total	$908

Pursuant to a 1998 agreement, if Nanometrics’ Chairman of the Board, Vincent J. Coates, is involuntarily removed from his position, the Company is required to continue his salary and related benefits for a period of five years from such date.

Pursuant to a 1998 agreement, if Nanometrics’ President and Chief Executive Officer, John D. Heaton, is involuntarily removed from his position, the Company is required to continue his salary and related benefits for a period of one year from such date.

Pursuant to a 1995 agreement, if Nanometrics’ Senior Vice President of Sales and Standalone Products, Roger Ingalls Jr., is terminated from his position, the Company is required to continue his salary for 120 days.

Our South Korean subsidiary received a government sponsored research and development grant in the amount of approximately $255,000, which is repayable if the Company does not complete the requirements under the grant. This amount is reported in other long-term liabilities.

9.	Shareholders’ Equity

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

During the fourth quarter of 2002, the Company offered to cancel qualifying options to purchase up to 1,962,020 shares of Nanometrics common stock granted under the 2000 Option Plan and the 1991 Option Plan. Qualifying options included only those options with an exercise price of greater than or equal to $10.00 per share. The Company granted all participating employees options equal to 90% of the options cancelled on June 17, 2003 at the then fair value of the common stock. The Company cancelled options to purchase 1,569,020 shares and issued options to purchase 1,398,621 shares on June 17, 2003.

	Outstanding Options
	Shares Available	Number of Shares	Weighted Average Exercise Price
Option activity under the plans is summarized as follows:
Balances, December 29, 2001 (1,017,033 exercisable at a weighted average price of $13.91)	462,500	2,423,222	$19.11
Additional shares added through 2000 Option Plan increase	1,200,000	—	—
Additional shares added through 2002 Option Plan	1,200,000	—	—
Exercised	—	(94,205)	6.13
Granted (weighted average fair value of $8.57)	(937,100)	937,100	14.58
Canceled	1,309,069	(1,855,523)	21.15

Balances, December 28, 2002 (839,095 exercisable at a weighted average price of $13.39)	3,234,469	1,410,594	14.27
Exercised	—	(159,375)	7.46
Granted (weighted average fair value of $2.70)	(2,030,495)	2,030,495	6.67
Canceled (including 250,342 shares under the terminated 1991 Option Plan)	116,176	(366,518)	10.16

Balances, January 3, 2004 (628,204 exercisable at a weighted average price of $14.84)	1,320,150	2,915,196	9.86
Exercised	—	(341,288)	7.12
Granted	(453,550)	453,550	12.72
Canceled (including 89,434 shares under the terminated 1991 Option Plan)	305,749	(395,183)	12.09

Balances, January 1, 2005	1,172,349	2,632,275	$10.38

Additional information regarding options outstanding as of January 1, 2005 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.14– $ 5.70	1,188,713	5.33	$5.61	539,823	$5.60
$ 6.33– $ 9.00	407,869	5.41	$7.63	141,980	$7.57
$ 9.90– $23.50	934,693	4.64	$15.05	422,843	$17.60
$25.24– $47.63	101,000	0.83	$34.37	101,000	$34.37

$ 3.14– $47.63	2,632,275	4.60	$10.38	1,205,646	$12.45

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

10.	Income Taxes

Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
			As restated
Domestic	$(11,751)	$(11,637)	$3,255
Foreign	(2,747)	30	870

Income (loss) before income taxes	$(14,498)	$(11,607)	$4,125

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Current:
Federal	$(4,847)	$(553)	$(320)
State	266	4	4
Foreign	296	402	742

	(4,285)	(147)	426

Deferred:
Federal	(506)	3,700	—
State	(1,480)	2,306	—
Foreign	41	1	—

	(1,945)	6,007	—

Provision (benefit) for income taxes	$(6,230)	$5,860	$426

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	At
	January 3, 2004	January 1, 2005
		As restated
Deferred tax assets – current:
Reserves and accruals not currently deductible	$3,551	$3,470
Capitalized inventory costs	774	976
Tax credit carryforwards	4,717	—

Total gross deferred tax assets – current	9,042	4,446
Valuation allowance	(9,042)	(4,446)

Total net deferred tax assets – current	$—	$—

Deferred tax assets (liabilities) noncurrent:
Net operating loss carryforwards	$4,596	$3,226
Tax credit carryforwards	—	5,340
Depreciation	(2,537)	(2,851)
Goodwill and capitalized technology	2,724	1,907
Translation adjustments	(412)	(684)

Total net deferred tax assets (liabilities) – noncurrent	4,371	6,938
Valuation allowance	(4,783)	(7,613)

Total net deferred tax assets (liabilities) – noncurrent	$(412)	$(675)

The change in valuation allowance for the year ended January 1, 2005 was $1.2 million.

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

Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
			As restated
Income taxes computed at U.S. statutory rate	$(5,074)	$(4,062)	$1,139
State income taxes	(790)	(1,394)	3
Foreign tax provision higher than U.S. rates	178	426	131
Foreign sales corporation benefit	(80)	(11)	—
Change in valuation allowance	77	13,405	(1,226)
Tax credits	(746)	(1,323)	—
Other, net	205	(1,181)	379

Provision (benefit) for income taxes	$(6,230)	$5,860	$426

Our South Korean subsidiary was granted a seven-year tax holiday in 1999 by the South Korean government for having established a high-tech manufacturing operation in South Korea, which expires in 2006. There has been no aggregate net tax effect of the tax holiday for the South Korean subsidiary because their net losses have offset net income during the period of the tax holiday.

11.	Bonus Plans

We incurred $1,223,392 in 2004 under the Company’s formal discretionary cash bonus plan, which covers all eligible employees. No amounts were paid in 2002 or 2003 pursuant to the plan.

12.	Major Customers

In 2002, sales to Applied Materials accounted for 13.8% and sales to TSMC accounted for 10.9% of total net revenues. In 2003, sales to Applied Materials accounted for 15.4% and sales to Hynix Semiconductor accounted for 12.0% of total net revenues. In 2004, as restated, sales to Applied Materials accounted for 21.4% and sales to Samsung accounted for 14.7% of total net revenues.

At January 3, 2004, two customers accounted for 15.2% and 10.4% of accounts receivable, respectively. At January 1, 2005, one single customer accounted for 10.7% of total accounts receivable.

13.	Related Party Transactions

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

14.	Product, Segment and Geographic Information

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

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
			As restated
Total net revenues:
United States	$10,770	$10,504	$19,707
Japan	8,284	10,319	20,685
South Korea	3,647	9,063	13,473
Taiwan	7,898	8,935	8,130
All other	4,124	2,781	7,936

Total net revenues*	$34,723	$41,602	$69,931

*	Net revenues are attributed to countries based on the customer’s deployment and service locations of systems.

	At
	January 3, 2004	January 1, 2005
Long-lived tangible assets:
United States	$40,221	$39,005
Japan	7,225	7,409
South Korea	3,240	3,870
Taiwan	39	33

Total long-lived assets	$50,725	$50,317

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

	Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
			(As restated)
Automated systems	$19,969	$25,620	$38,100
Integrated systems	4,155	6,106	21,602
Tabletop systems	4,545	2,866	2,445

Total product revenues	$28,669	$34,592	$62,147

15.	Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the year ended January 3, 2004 (in thousands, except per share amounts):

	Quarters Ended
	Mar. 29, 2003		June 28, 2003	Sep. 27, 2003	Jan. 3, 2004
Total net revenues	$9,350		$9,734	$10,131	$12,387
Gross profit	3,805		3,299	4,167	6,020
Loss from operations	(3,637)		(4,033)	(3,187)	(1,436)
Net loss	(9,584	)A	(4,083)	(2,996)	(804)
Net loss per share, basic and diluted	$(0.80)		$(0.34)	$(0.25)	$(0.07)
Shares used in per share computations, basic and diluted	12,007		12,008	12,033	12,122

A	Includes a $6,020 charge to record a valuation allowance against deferred income tax assets.

As more fully described in Note 2, the Company is restating its fiscal 2004 financial statements to revise the accounting for certain post-sale warranty services and expenses. The restatement affected each three-month period of fiscal 2004. The following table sets forth selected previously reported and restated consolidated quarterly results of operations for the year ended January 1, 2005 (in thousands, except per share amounts):

	Quarters Ended
	Apr. 3, 2004		Apr. 3, 2004		July 3, 2004	July 3, 2004	Oct 2, 2004	Oct 2, 2004	Jan. 1, 2005		Jan. 1, 2005
	As previously reported		As restated		As previously reported	As restated	As previously reported	As restated	As previously reported		As restated
Total net revenues	$13,671		$13,479		$16,211	$16,009	$20,227	$20,083	$20,586		$20,360
Gross profit	6,657		6,329		8,641	8,472	10,523	10,217	8,915	B	8,697	B
Income (loss) from operations	(1,193	)C	(1,663	)C	1,517	1,310	3,001	2,584	2,005	B	1,772	B
Net income (loss)	(1,212	)C	(1,682	)C	1,302	1,095	2,573	2,156	2,363	B	2,130	B
Net income (loss) per share:
Basic	$0.10		$(0.14)		$0.11	$0.09	$0.21	$0.17	$0.19		$0.17
Diluted	$0.10		$(0.14)		$0.10	$0.08	$0.20	$0.17	$0.18		$0.16
Shares used in per share computation:
Basic	12,189		12,189		12,262	12,262	12,331	12,331	12,495		12,495
Diluted	12,189		12,189		13,292	13,292	12,742	12,742	13,500		13,500

B	Includes a charge of approximately $800 to record a write-down of slower moving inventory.

C	Includes a charge of $350 to record cumulative effect of accounting misstatement prior to January 3, 2004 as discussed in
Note 2.

16.	Subsequent Event

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have previously disclosed that under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted evaluations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon those evaluations, our management, including our CEO and CFO, had concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. That conclusion took into account the fact that in connection with the audit conducted by BDO Seidman of Nanometrics’ 2004 consolidated financial statements, BDO Seidman advised management and our Audit Committee of certain significant deficiencies in Nanometrics’ internal controls. BDO Seidman recommended that we augment our current accounting and finance staff with additional personnel who have significant and recent U.S. GAAP and SEC reporting experience. In addition, it was recommended that we take measures to increase oversight of accounting for foreign operations and improve documentation of accounting policies and procedures.

On October 26, 2005, our Audit Committee, acting on a recommendation from our management, determined that our audited financial statements for the fiscal year ended January 1, 2005, and our unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, should be restated. The need for such restatements resulted from a combination of control deficiencies that together, we consider to be a material weakness. The control deficiencies and restatements relate to our (i) deferral of revenue associated with extended warranty contracts purchased by certain customers at the time of equipment sale, (ii) alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses in the appropriate period.

As a result of this discovery and subsequent reevaluation, we have determined that our disclosure controls and procedures were not effective as of January 1, 2005. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls may not have been correct.

Our Chief Financial Officer and our Audit Committee have discussed the matters disclosed above with our independent registered public accounting firm. We have concluded that the circumstances that led to the restatements resulted primarily from certain accounting practices that were implemented several years ago. We are currently in the process of implementing the recommendations of BDO Seidman. Additionally, we are also in the process of augmenting our current control processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information. Furthermore, remediation of internal controls, required to fully comply with the Section 404 internal control assessment, may require more significant efforts by management than initially anticipated. We have implemented additional detailed procedures to improve reporting in the areas for which we considered to be a material weakness including the following:

•	assembly of a management team that is responsible for reviewing terms and conditions of each significant sale to identify all key contract terms and accounting implications,

•	compilation of a database of all machines presently under warranty coverage reflecting warranty periods for such machines,

•	application of additional oversight to accounting procedures at foreign locations and review of liabilities recorded.

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

We have adopted a code of ethics, entitled the Code of Business Conduct and Ethics, that applies to our employees, including our chief executive officer and chief financial officer. The Code of Business Conduct and Ethics is posted on our website, www.nanometrics.com. (See the Company’s Annual Report on Form 10K/A Amendment No. 1 which was filed with the SEC on May 2, 2005)

ITEM 11.	EXECUTIVE COMPENSATION

The section titled “Compensation of Executive Officers” appearing in the Registrant’s proxy statement for the annual meeting of shareholders for the fiscal year ended January 1, 2005 sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference. (See the Company’s Annual Report on Form 10K/A Amendment No. 1 which was filed with the SEC on May 2, 2005)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The section titled “Security Ownership of Management and Certain Beneficial Owners of Nanometrics” appearing in the Registrant’s proxy statement for the annual meeting of shareholders for the fiscal year ended January 1, 2005 sets forth certain information with respect to the ownership of the Registrant’s Common Stock and is incorporated herein by reference. (See the Company’s Annual Report on Form 10K/A Amendment No. 1 which was filed with the SEC on May 2, 2005)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section titled “Certain Relationships and Related Transactions” appearing in the Registrant’s proxy statement for the annual meeting of shareholders for the fiscal year ended January 1, 2005 sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference. (See the Company’s Annual Report on Form 10K/A Amendment No. 1 which was filed with the SEC on May 2, 2005)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference and will be set forth under the heading “Ratification of Appointment of Independent Registered Public Accountants” to be included in the Registrant’s proxy statement for the annual meeting of shareholders for the fiscal year ended January 1, 2005. (See the Company’s Annual Report on Form 10K/A Amendment No. 1 which was filed with the SEC on May 2, 2005)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 42 of this Annual Report on Form 10-K/A.

Consolidated Financial Statement Schedules.

The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K/A and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II – Valuation and Qualifying Accounts	71

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Exhibits.

The following exhibits are filed or incorporated by reference with this Annual Report on Form 10-K/A:

Exhibit No.	Description
3.1(8)	Amended and Restated Articles of Incorporation of Nanometrics Incorporated.

3.2(2)	Restated Bylaws of Nanometrics Incorporated.

3.3(5)	Certificate of Amendment of Amended and Restated Bylaws of Nanometrics Incorporated.

4.1(1)	Form of Common Stock Certificate.

10.1(2)	Form of Indemnification of Agreement for Directors & Officers. (Management contract required to be filed pursuant to Item 15(c) of this report.)

10.2(3)	1991 Stock Option Plan, as amended through May 15, 1997.

10.3(6)	1991 Director Option Plan.

10.4(2)	Loan Agreement between Japan Development Bank and Nanometrics Japan k.k.

10.5(2)	Loan Agreement and Guarantee dated June 5, 1995 between Mitsubishi Bank, Limited and Nanometrics Japan Ltd.

10.6(4)	Nanometrics Incorporated 2000 Employee Stock Option Plan and form of Stock Option Agreement.

10.7(4)	Nanometrics Incorporated 2000 Director Stock Option Plan and form of Stock Option Agreement.

10.8(7)	Nanometrics Incorporated 2002 Nonstatutory Stock Option Plan and form of Stock Option Agreement.

10.9(11)	Amendment to and Restatement of Salary Reduction Agreement between Vincent J. Coates and Nanometrics Incorporated, dated as of April 16, 1998.

10.10(11)	Agreement between John D. Heaton and Nanometrics Incorporated, dated as of April 20, 1998.

Exhibit No.	Description
10.11(11)	Agreement between Roger Ingalls, Jr. and Nanometrics Incorporated, effective as of March 7, 1995.

10.12(11)	Lease Agreement by and between University Housing Corp. and Nanometrics Incorporated, dated February 2, 2001, as amended.

10.13(9)	Nanometrics Incorporated 2003 Employee Stock Purchase Plan.

14(10)	Code of Business Conduct and Ethics.

21(2)	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (see page 70).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 1998.

(3)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.

(4)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (File No. 333-40866) filed on July 7, 2000.

(5)	Incorporated by reference to Exhibit 3.10 of Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 30, 2001.

(6)	Incorporated by reference to Exhibit 4.2 filed with Registrant’s Registration Statement on Form S-8 (File No. 33-43913) filed on November 14, 1991.

(7)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-101137) filed on November 11, 2002.

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 28, 2003.

(9)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-108474) filed on September 3, 2003.

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 2004.

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2006

NANOMETRICS INCORPORATED

By:	/s/ DOUGLAS J. MCCUTCHEON
Douglas J. McCutcheon Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant on the 22nd day of February, 2006 in the capacities indicated.

Signature	Title

/s/ JOHN D. HEATON John D. Heaton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon	Chief Financial Officer (Principal Financial Officer)

/s/ QUENTIN B. WRIGHT Quentin B. Wright	Chief Accounting Officer (Principal Accounting Officer)

* Vincent J. Coates	Chairman of the Board

* Stephen Smith	Director

* William G. Oldham	Director

* Edmond R. Ward	Director

* J. Thomas Bentley	Director

* Norman V. Coates	Director

*By:	/S/ JOHN D. HEATON
John D. Heaton Attorney-in-Fact

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