Form 10-Q/A
period 2005-04-02
NANOMETRICS INC
filed 2006-02-23
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. The restatement impacts the comparable three-month periods ended April 2, 2005 and April 3, 2004 presented herein and is further discussed in Note 2 to the condensed consolidated financial statements included herein.

This amendment to the Company’s Quarterly Report on Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the periods ended April 2, 2005 and April 3, 2004 as described in Note 2 to the condensed consolidated financial statements and (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits. The Company has made no further changes to the originally filed Form 10-Q. All other information in this amended Quarterly Report on Form 10-Q/A is as of the date the Quarterly Report on Form 10-Q was originally filed and does not reflect any subsequent information or events other than those reflected in the restatement.

The Company has filed an Amendment No. 2 to its Annual Report on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 to reflect restatements of the Company’s consolidated balance sheet as of January 1, 2005 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the year ended January 1, 2005 and interim period information. The Company will file an Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended July 2, 2005 to reflect restatements of the Company’s consolidated balance sheet as of July 2, 2005 and the Company’s consolidated statements of operations and cash flows for the three- and six-month periods ended July 2, 2005 and July 3, 2004.

As stated above, the Company has filed an Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended January 1, 2005 and as such, the unaudited quarterly financial statements in the Quarterly Reports on Form 10-Q for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004, should no longer be relied upon. The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement prior to January 1, 2005 as the 2004 restatement information will be reflected in the Quarterly Reports on Form 10-Q/A for the three-month periods ended April 2, 2005 and July 2, 2005 and in the Quarterly Report on Form 10-Q for the three-month period ended October 1, 2005 with the statement of operations information included in the Form 10-K/A.

NANOMETRICS INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	April 2, 2005	January 1, 2005
	As restated	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$12,296	$15,949
Short-term investments	18,852	17,919
Accounts receivable, net of allowances of $598 and $603, respectively	27,598	22,222
Inventories	25,422	25,494
Prepaid expenses and other	2,669	944

Total current assets	86,837	82,528

Property, plant and equipment, net	48,245	49,035

Intangible assets	848	924
Other assets	1,217	1,282

Total assets	$137,147	$133,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,275	$3,146
Accrued payroll and related expenses	2,630	2,512
Deferred revenue	5,161	3,506
Other current liabilities	2,803	2,097
Income taxes payable	1,099	1,515
Current portion of debt obligations	792	1,164

Total current liabilities	15,760	13,940

Deferred income taxes and other long-term liabilities	354	930

Debt obligations	1,851	2,070

Total liabilities	17,965	16,940

Contingency

Shareholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized; 12,584,877 and 12,566,636, respectively, outstanding	104,323	104,191
Retained earnings	13,188	10,707
Accumulated other comprehensive income	1,671	1,931

Total shareholders’ equity	119,182	116,829

Total liabilities and shareholders’ equity	$137,147	$133,769

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
	As restated	As restated
Net revenues:
Product sales	$21,010	$11,471
Service	2,340	2,008

Total net revenues	23,350	13,479

Costs and expenses:
Cost of product sales	9,732	5,539
Cost of service	2,573	1,611
Research and development	3,179	3,489
Selling	3,143	3,208
General and administrative	1,998	1,295

Total costs and expenses	20,625	15,142

Income (loss) from operations	2,725	(1,663)

Other income (expense):
Interest income	130	56
Interest expense	(18)	(29)
Other, net	(270)	(3)

Total other income (expense), net	(158)	24

Income (loss) before income taxes	2,567	(1,639)

Provision for income taxes	83	43

Net income (loss)	$2,484	$(1,682)

Net income (loss) per share:
Basic	$0.20	$(0.14)

Diluted	$0.18	$(0.14)

Shares used in per share computation:
Basic	12,575	12,189

Diluted	13,455	12,189

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
	As restated	As restated
Cash flows from operating activities:
Net income (loss)	$2,484	$(1,682)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	626	649
Deferred income taxes	—	96
Changes in assets and liabilities:
Accounts receivable	(6,004)	(4,758)
Inventories, net	(34)	(1,798)
Prepaid expenses and other	57	(356)
Accounts payable, accrued and other current liabilities	402	812
Deferred revenue	1,717	995
Income taxes payable	(408)	(149)

Net cash used in operating activities	(1,160)	(6,191)

Cash flows from investing activities:
Purchase of short-term investments	(18,933)	—
Sales/maturities of short-term investments	18,000	21,943
Purchases of property, plant and equipment	(27)	(444)
Deferred acquisition costs related to the proposed August Technology merger	(1,130)	—

Net cash provided by (used in) investing activities	(2,090)	21,499

Cash flows from financing activities:
Proceeds from issuance of debt obligations	—	910
Repayments of debt obligations	(446)	(396)
Sale of shares under employee stock option plan and purchase plan	131	385

Net cash provided by (used in) financing activities	(315)	899

Effect of exchange rate changes on cash and cash equivalents	(88)	(81)

Net increase (decrease) in cash and cash equivalents	(3,653)	16,126
Cash and cash equivalents, beginning of period	15,949	7,949

Cash and cash equivalents, end of period	$12,296	$24,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$29

Cash paid for income taxes	$476	$—

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Condensed Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the January 1, 2005 audited consolidated financial statements (as restated) and include all adjustments, consisting of only normal recurring adjustments (except for the adjustments to restate these financial statements discussed in Note 2), necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the U.S. Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements (as restated) and notes thereto for the year ended January 1, 2005, which were included in the Company’s Annual Report on Form 10-K/A Amendment No.2, which was filed with the SEC on February 22, 2006.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Note 2. Restatement of Condensed Consolidated Financial Results

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. Accordingly, the Company is restating its consolidated financial statements for its fiscal year 2004 and the first two quarters of 2005. This Form 10-Q/A includes restated unaudited results for the three-month periods ended April 2, 2005 and April 3, 2004.

This Form 10-Q/A reflects adjustments to net revenues and operating expenses related to the restatement of our financial results. Below is a description of the significant adjustments impacting the financial results for the periods presented and relates to the Company’s (i) deferral of revenue associated with extended warranty contracts purchased by certain customers at the time of equipment sale, (ii) alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses into the appropriate period.

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. Nanometrics generally sells the majority of its products with a twelve month repair or replacement warranty. The Company identified certain transactions whereby the terms of the product sale included a separately priced extended warranty provision beyond the standard twelve month warranty. These identified transactions occurred in all periods presented. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. The Company is restating its financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales, previously reported in the Company’s Form 10-Q, for each of the three-month periods ended April 2, 2005 and April 3, 2004 of $0.2 million, respectively.

The following table sets forth the expected increase in service revenue for future periods related to the revenue deferred as a result of this restatement (in thousands):

Three-month period ending:
April 2, 2005 (actual)	15
July 2, 2005	59
October 1, 2005	115
December 31, 2005	155

Fiscal 2005	$344

April 1, 2006	$191
July 1, 2006	170
September 30, 2006	115
December 30, 2006	76

Fiscal 2006	$552

March 31, 2007	$24

Fiscal 2007	$24

Alignment of Warranty Accrual with Actual Warranty Periods

The Company provides a warranty accrual at the time of revenue recognition. As a result of the additional procedures performed by management, the Company discovered that, in certain instances, the warranty periods used in determining the warranty accrual did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related costs of product sales in fiscal years 2005 and 2004. The restatement adjustments resulted in a decrease to warranty expense, previously reported in our Form 10-Q, for the three-month period ended April 2, 2005 of less than $0.1 million and an increase for the three-month period ended April 3, 2004 of $0.1 million.

Accrual of Unpaid Sales Commission

As part of its overall compensation strategy, the Company pays a commission to its field sales personnel for their services in selling its products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of its foreign locations, the Company erroneously recorded the expense upon payment of the sales commissions to its field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commission expense in the periods in which the Company recognized the related revenue. The restatement adjustments resulted in a decrease to selling expense, previously reported in our Form 10-Q, for the three-month period ended April 2, 2005 of less than $0.1 million and an increase for the three-month period ended April 3, 2004 of $0.1 million.

Effect of Restatement Upon Previously Reported Balances

The condensed consolidated balance sheet as of January 1, 2005 and the condensed consolidated financial statements for the three-month periods ended April 2, 2005 and April 3, 2004 contained herein have been restated to incorporate all of these adjustments and the related tax effects as described herein. The restatement adjustments described herein required a number of significant accounting judgments by the Company. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts at April 2, 2005 and January 1, 2005 (in thousands):

	April 2, 2005				January 1, 2005
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Accrued payroll and related expenses	$2,326	$2,630	$304	C	$2,206	$2,512	$306	C
Deferred revenue	$4,256	$5,161	$905	A	$2,742	$3,506	$764	A
Other current liabilities	$2,564	$2,803	$239	B	$1,840	$2,097	$257	B
Total current liabilities	$14,312	$15,760	$1,448		$12,613	$13,940	$1,327
Retained earnings	$14,636	$13,188	$(1,448)		$12,034	$10,707	$(1,327)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net income per diluted share for the three-month period ended April 2, 2005 by $0.01 and to increase the Company’s previously reported net loss per diluted share for the three-month period ended April 3, 2004 by $0.04. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three-month periods ended April 2, 2005 and April 3, 2004 (in thousands, except per share amounts):

	Three Months Ended April 2, 2005				Three Months Ended April 3, 2004
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$21,166	$21,010	$(156	)A	$11,663	$11,471	$(192	)A
Service	$2,325	$2,340	$15		$2,008	$2,008	$—
Cost of product sales	$9,750	$9,732	$(18	)B	$5,403	$5,539	$136	B
Selling expenses	$3,145	$3,143	$(2	)C	$3,066	$3,208	$142	C
Income (loss) from operations	$2,846	$2,725	$(121)		$(1,193)	$(1,663)	$(470)
Income tax provision	$83	$83	$—		$43	$43	$—
Net income (loss)	$2,605	$2,484	$(121)		$(1,212)	$(1,682)	$(470)
Net income (loss) per share:
Basic	$0.21	$0.20	$(0.01)		$(0.10)	$(0.14)	$(0.04)
Diluted	$0.19	$0.18	$(0.01)		$(0.10)	$(0.14)	$(0.04)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

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

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities. In particular, investments within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method are addressed. In September 2004, the FASB delayed the requirements to record impairment losses under EITF 03-1 until new guidance is issued. The Company does not believe this consensus will have a material affect on its consolidated results of operations.

Note 4. Pending Acquisition

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

	Three Months Ended
	April 2, 2005	April 3, 2004
	As restated	As restated
Net income (loss):
As reported	$2,484	$(1,682)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(955)	(1,234)

Pro forma net income (loss)	$1,529	$(2,916)

Basic net income (loss) per share:
As reported	$0.20	$(0.14)
Pro forma	$0.12	$(0.24)
Diluted net income (loss) per share:
As reported	$0.18	$(0.14)
Pro forma	$0.11	$(0.24)

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

Note 7. Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of April 2, 2005 and January 1, 2005 consist of (in thousands):

April 2, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$1,790	$959	$831
Other	250	233	17

Total	$2,040	$1,192	$848

January 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Technology	$2,290	$1,395	$895
Other	250	221	29

Total	$2,540	$1,616	$924

Amortization expense was $0.1 million for each of the three-month periods ended April 2, 2005 and April 3, 2004.

The estimated future amortization expense as of April 2, 2005 is as follows (in thousands):

Fiscal Years
2005 (remaining nine months)	$209
2006	256
2007	256
2008	127

Total amortization	$848

Note 8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	April 2, 2005	January 1, 2005
Accrued warranty	$1,152	$1,055
Accrued professional services	818	235
Other	833	807

Total other current liabilities	$2,803	$2,097

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

Note 10. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
	As restated	As restated
Net income (loss)	$2,484	$(1,682)
Foreign currency translation adjustment, net of tax	(260)	620

Total comprehensive income (loss)	$2,224	$(1,062)

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

	Three Months Ended
	April 2, 2005	April 3, 2004
	As restated	As restated
Balance as of beginning of period	$1,055	$513
Actual warranty costs	(327)	(138)
Provision for warranty	423	256

Balance as of end of period	$1,151	$631

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

Note 12. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the first quarter of fiscal 2005, the Company recorded an income tax provision of $0.1 million on pre-tax income of $2.6 million. The estimated annual tax rate differs from the combined United States federal and state statutory income tax rate of 40% primarily due to estimated utilization of the Company’s net operating losses and various tax credits and reduction of the associated deferred tax valuation allowance.

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

Note 14. Geographic and Significant Customer Information

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

	Three Months Ended
	April 2, 2005	April 3, 2004
	Restated	Restated
Total net revenues:
United States	$5,411	$5,736
Japan	5,167	3,208
South Korea	10,174	1,576
Taiwan	1,630	765
All other	968	2,194

Total net revenues*	$23,350	$13,479

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	April 2, 2005	January 1, 2005
Long-lived assets:
United States	$38,617	$39,005
Japan	6,914	7,409
South Korea	3,901	3,870
Taiwan	30	33

Total long-lived assets**	$49,462	$50,317

**	Long-lived assets include tangible assets only.

At April 2, 2005, one customer accounted for approximately 18% of the accounts receivable. At January 1, 2005, one customer accounted for 11% of total accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,”

“intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risk factors set forth in the “Factors That May Affect Future Operating Results” section and elsewhere in this document. In evaluating our business, current and prospective investors should carefully consider these factors in addition to the other information set forth in this document. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 1, 2005, which were included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities Exchange Commission on February 22, 2006.

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

All of our products are assembled prior to shipment to our customers. We often perform limited installation for our customers; such installation, however, is inconsequential and perfunctory. Revenue related to spare parts sales is recognized on shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty repairs of systems. On occasion, customers request a warranty period longer than the Company’s standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, the Company follows the guidance of Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to repairs of systems is recognized as services are performed. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, we do not provide our customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

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

Product Warranties – We sell the majority of our products with a twelve month repair or replacement warranty from the date of shipment. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to revenues. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, we may use warranty information from other previous product introductions to guide us in estimating our warranty accrual. The warranty accrual represents our best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts in accordance with changes in these factors.

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

Restatement of Prior Operating Results

On October 26, 2005, our Audit Committee, acting on a recommendation from our management, determined our audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, should be restated to revise the accounting for certain post-sale warranty services and other items.

This Form 10-Q/A reflects adjustments to net revenues and operating expenses related to the restatement of our financial results. Below is a description of the significant adjustments impacting the financial results for the periods presented and relates to our (i) deferral of revenue associated with extended warranty contracts purchased by certain customers at the time of equipment sale, (ii) alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses into the appropriate period.

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. We generally sell the majority of our products with a twelve month repair or replacement warranty. We identified certain transactions whereby the terms of the product sale included a separately priced extended warranty provision beyond the standard twelve month warranty. These identified transactions occurred in all periods presented. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. We are restating our financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales previously reported in our Form 10-Q for each of the three-month periods ended April 2, 2005 and April 3, 2004 of $0.2 million, respectively.

Alignment of Warranty Accrual with Actual Warranty Periods

We provide a warranty accrual at the time of revenue recognition. As a result of the additional procedures we performed, we discovered that, in certain instances, the warranty periods used in determining the warranty accrual did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related costs of product sales for the fiscal years 2005 and 2004. The restatement adjustments resulted in a decrease to warranty expense, previously reported in our Form 10-Q, of less than $0.1 million for the three-month period ended April 2, 2005 and an increase in previously reported warranty expense of $0.1 million for the three-month period ended April 3, 2004.

Accrual of Unpaid Sales Commission

As part of our overall compensation strategy, we pay a commission to our field sales personnel for their services in selling our products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of our foreign locations, we erroneously recorded the expense upon payment to its field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commission expense in the periods in which we recognized the related revenue. The restatement adjustments resulted in a decrease to selling expense, previously reported in our Form 10-Q, of less than $0.1 million for the three-month period ended April 2, 2005 and an increase to previously reported selling expense of $0.1 million for the three-month period ended April 3, 2004.

Effect of Restatement Upon Previously Reported Balances

The condensed consolidated balance sheet as of January 1, 2005 and the condensed consolidated financial statements for the three-month periods ended April 2, 2005 and April 3, 2004 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required us to make a number of significant accounting judgments. The following table sets forth selected consolidated financial data, showing our previously reported and restated amounts at April 2, 2005 and January 1, 2005 (in thousands):

	April 2, 2005				January 1, 2005
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Accrued payroll and related expenses	$2,326	$2,630	$304	C	$2,206	$2,512	$306	C
Deferred revenue	$4,256	$5,161	$905	A	$2,742	$3,506	$764	A
Other current liabilities	$2,564	$2,803	$239	B	$1,840	$2,097	$257	B
Total current liabilities	$14,312	$15,760	$1,448		$12,613	$13,940	$1,327
Retained earnings	$14,636	$13,188	$(1,448)		$12,034	$10,707	$(1,327)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease our previously reported net income for the three-month period ended April 2, 2005 by $0.1 million, or $0.01 per diluted share, and to increase our previously reported net loss for the three-month period ended April 3, 2004 by $0.5 million, or $0.04 per diluted share. The following table sets forth selected consolidated financial data, showing our previously reported and restated amounts for the three-month periods ended April 2, 2005 and April 3, 2004 (in thousands, except per share amounts)

	Three Months Ended April 2, 2005				Three Months Ended April 3, 2004
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$21,166	$21,010	$(156	)A	$11,663	$11,471	$(192	)A
Service	$2,325	$2,340	$15		$2,008	$2,008	$—
Cost of product sales	$9,750	$9,732	$(18	)B	$5,403	$5,539	$136	B
Selling expenses	$3,145	$3,143	$(2	)C	$3,066	$3,208	$142	C
Income from operations	$2,846	$2,725	$(121)		$(1,193)	$(1,663)	$(470)
Income tax provision	$83	$83	$—		$43	$43	$—
Net income	$2,605	$2,484	$(121)		$(1,212)	$(1,682)	$(470)
Net income per share:
Basic	$0.21	$0.20	$(0.01)		$(0.10)	$(0.14)	$(0.04)
Diluted	$0.19	$0.18	$(0.01)		$(0.10)	$(0.14)	$(0.04)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

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

Results of Operations

Quarters ended April 2, 2005 and April 3, 2004

Total net revenues. Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004	Percentage Change
Automated systems	$14,008	$4,962	182%
Integrated systems	6,050	5,935	2
Tabletop systems	952	574	66
Service	2,340	2,008	17

Total net revenues	$23,350	$13,479	73

Total net revenues for the three months ended April 2, 2005 were $23.4 million, an increase of $9.9 million or 73% from the comparable period in 2004. Product sales were $21.0 million for the first quarter of 2005, an increase of $9.5 million or 83% as compared with the same period in 2004. In the first quarter of 2005, sales of automated systems increased by 182%, integrated systems sales increased 2% and tabletop system sales increased 66% from their first quarter 2004 levels. The increase in product sales resulted from increased demand for our 300mm semiconductor wafer process control equipment, primarily in the U.S. and Asia, particularly South Korea. Service revenue of $2.3 million increased $0.3 million or 17% in the first quarter of 2005 compared to the same period in 2004 primarily due to higher sales of parts and services, particularly in the U.S. and Asia, resulting in part from a larger installed base of systems that have passed their warranty periods.

Cost of product sales as a percentage of product sales in the first quarter of 2005 was 46%, a slight decrease from 48% for the comparable quarter of 2004. Cost of service as a percentage of service revenue increased to 110% in the first quarter of 2005 from 80% in the first quarter of 2004 primarily as a result of higher service costs from an increase in headcount and related overhead to provide additional support for our growing customer base, particularly in Asia. We could not fully recoup these costs due to higher service demands from our customer base.

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

Selling expenses for the first quarter of 2005 decreased 2% to $3.1 million as compared to the same period in 2004 due primarily to a slight decrease in sales related headcount. Although net revenues increased substantially in 2005 as compared to 2004, the increase was generated in South Korea where sales related expenses, particularly sales commissions are a relatively minor part of the sales force’s compensation, and do not fluctuate significantly with sales levels..

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

Liquidity and Capital Resources

At April 2, 2005, our cash, cash equivalents and short-term investments totaled $31.1 million. The short-term investments consist primarily of U.S. Treasury Bills. At April 2, 2005, we had working capital of $71.1 million compared to $68.6 million at January 1, 2005. The current ratio at April 2, 2005 was 5.5 to 1.

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

Factors That May Affect Future Operating Results

You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q/A before making an investment decision. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Revenues from customers in Asian markets represented 63.3%, 72.7% and 68.8% of our total net revenues in 2002, 2003 and 2004, respectively. Countries in the Asia Pacific region, including Japan, South Korea and Taiwan, each of which accounted for a significant portion of our business in that region, had experienced general economic weaknesses in 2002 and 2003, which adversely affected our revenues at that time.

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

As a result of this discovery and subsequent evaluation, we have determined that our disclosure controls and procedures were not effective as of April 2, 2005. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls may not have been correct.

Our Chief Financial Officer and our Audit Committee have discussed the matters disclosed above with our independent registered public accounting firm. We have concluded that the circumstances that led to the restatements resulted primarily from certain accounting practices that were implemented several years ago. We are currently in the process of implementing the recommendations of BDO Seidman. Additionally, we are also in the process of augmenting our current control processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information. Furthermore, remediation of internal controls, required to fully comply with the Section 404 internal control assessment, may require more significant efforts by management than initially anticipated. We have implemented additional detailed procedures to improve reporting in these areas including the following:

•	assembly of a management team that is responsible for reviewing terms and conditions of each significant sale to identify all key contract terms and accounting implications,

•	compilation of a database of all machines presently under warranty coverage reflecting warranty periods for such machines, and

•	application of additional oversight to accounting procedures at foreign locations and review of liabilities recorded.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q/A:

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

Dated: February 22, 2006