Form 10-Q/A
period 2005-07-02
NANOMETRICS INC
filed 2006-02-23
CIK 704532

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

As of July 21, 2005 there were 12,798,207 shares of common stock, no par value, issued and outstanding.

EXPLANATORY NOTE

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. The restatement impacts the comparable three- and six-month periods ended July 2, 2005 and July 3, 2004 presented herein and is further discussed in Note 2 to the condensed consolidated financial statements included herein.

This amendment to the Company’s Quarterly Report on Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the periods ended July 2, 2005 and July 3, 2004 as described in Note 2 to the condensed consolidated financial statements and (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing this amended Quarterly Report on Form 10-Q/A, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update the exhibits. The Company has made no further changes to the originally filed Form 10-Q. All other information in this amended Quarterly Report on Form 10-Q/A is as of the date the Quarterly Report on Form 10-Q was originally filed and does not reflect any subsequent information or events other than those reflected in the restatement.

The Company has filed an Amendment No. 2 to its Annual Report on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual report on Form 10-K for the year ended January 1, 2005 to reflect restatements of the Company’s consolidated balance sheet as of January 1, 2005 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the year ended January 1, 2005 and interim period information. The Company has also filed an Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended April 2, 2005 to reflect restatements of the Company’s consolidated balance sheet as of April 2, 2005 and the Company’s consolidated statements of operations and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004.

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

NANOMETRICS INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	July 2, 2005	January 1, 2005
	As restated	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$26,319	$15,949
Short-term investments	18,848	17,919
Accounts receivable, net of allowances of $596 and $603, respectively	24,499	22,222
Inventories	25,421	25,494
Prepaid expenses and other	877	944

Total current assets	95,964	82,528
Property, plant and equipment, net	45,236	49,035

Intangible assets	771	924
Other assets	1,410	1,282

Total assets	$143,381	$133,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$1,789	$—
Accounts payable	2,991	3,146
Accrued payroll and related expenses	2,975	2,512
Deferred revenue	3,791	3,506
Other current liabilities	4,017	2,097
Income taxes payable	1,106	1,515
Current portion of debt obligations	459	1,164

Total current liabilities	17,128	13,940

Deferred income taxes and other long-term liabilities	118	930

Debt obligations - Non-current portion	1,668	2,070

Total liabilities	18,914	16,940

Contingency

Shareholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized; 12,762,007 and 12,566,636, respectively, outstanding	105,494	104,191
Retained earnings	17,679	10,707
Accumulated other comprehensive income	1,294	1,931

Total shareholders’ equity	124,467	116,829

Total liabilities and shareholders’ equity	$143,381	$133,769

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	As restated	As restated	As restated	As restated
Net revenues:
Product sales	$16,535	$13,972	$37,545	$25,443
Service	2,201	2,037	4,541	4,045

Total net revenues	18,736	16,009	42,086	29,488

Costs and expenses:
Cost of product sales	8,463	5,889	18,195	11,428
Cost of service	2,608	1,648	5,181	3,259
Research and development	3,656	2,670	6,835	6,159
Selling	2,851	3,129	5,994	6,337
General and administrative	2,400	1,363	4,398	2,658
Asset impairment	2,232	—	2,232	—
Merger termination fee	(8,300)	—	(8,300)	—

Total costs and expenses	13,910	14,699	34,535	29,841

Income (loss) from operations	4,826	1,310	7,551	(353)

Other income (expense):
Interest income	193	49	323	105
Interest expense	(17)	(21)	(35)	(50)
Other, net	(206)	(182)	(476)	(185)

Total other income (expense), net	(30)	(154)	(188)	(130)

Income (loss) before income taxes	4,796	1,156	7,363	(483)

Provision for income taxes	308	61	391	104

Net income (loss)	$4,488	$1,095	$6,972	$(587)

Net income (loss) per share:
Basic	$0.36	$0.09	$0.55	$(0.05)

Diluted	$0.34	$0.08	$0.52	$(0.05)

Shares used in per share computation:
Basic	12,629	12,262	12,602	12,226

Diluted	13,374	13,292	13,414	12,226

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
	As restated	As restated
Cash flows from operating activities:
Net income (loss)	$6,972	$(587)
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	1,246	1,317
Asset impairment	2,232	—
Gain on disposal of asset	(6)	—
Deferred income taxes	—	—
Changes in assets and liabilities:
Accounts receivable	(3,360)	(4,344)
Inventories, net	(184)	(3,772)
Prepaid expenses and other	(119)	(142)
Accounts payable, accrued and other current liabilities	2,322	1,465
Deferred revenue	388	1,414
Income taxes payable	(394)	(132)

Net cash provided by (used in) operating activities	9,097	(4,781)

Cash flows from investing activities:
Proceeds from sale of asset	30	—
Purchase of short-term investments	(18,929)	—
Sales/maturities of short-term investments	18,000	21,943
Purchases of property, plant and equipment	(47)	(464)

Net cash provided by (used in) investing activities	(946)	21,479

Cash flows from financing activities:
Proceeds from issuance of debt obligations	1,789	1,361
Repayments of debt obligations	(881)	(353)
Sale of shares under employee stock option plan and purchase plan	1,304	1,155

Net cash provided by financing activities	2,212	2,163

Effect of exchange rate changes on cash and cash equivalents	7	75

Net increase in cash and cash equivalents	10,370	18,936
Cash and cash equivalents, beginning of period	15,949	7,949

Cash and cash equivalents, end of period	$26,319	$26,885

Supplemental disclosure of cash flow information:
Cash paid for interest	$37	$50

Cash paid for income taxes	$747	$33

See Notes to Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Condensed Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the January 1, 2005 audited consolidated financial statements (as restated) and include all adjustments, consisting of only normal recurring adjustments (except for the adjustments to restate these financial statements discussed in Note 2) necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the U.S. Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements (as restated) and notes thereto for the year ended January 1, 2005, which were included in the Company’s Annual Report on Form 10-K/Amendment No. 2, which was filed with the SEC on February 22, 2006.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Note 2. Restatement of Condensed Consolidated Financial Results

On October 26, 2005, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s audited financial statements for the fiscal year ended January 1, 2005, and its unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, respectively, should be restated to revise the accounting for certain post-sale warranty services and other items. Accordingly, the Company is restating its consolidated financial statements for its fiscal year 2004 and the first two quarters of 2005. This Form 10-Q/A includes restated unaudited results for the three- and six-month periods ended July 3, 2004. Included in the results of operations and cash flows for the six-month period ended July 2, 2005 and July 3, 2004 are the unaudited restated results of operations and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004.

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

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. Nanometrics generally sells the majority of its products with a twelve month repair or replacement warranty. The Company identified certain transactions whereby the terms of the product sale included a separately priced extended warranty provision beyond the standard twelve month warranty. These identified transactions occurred in all periods presented. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. The Company is restating its financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales, previously reported in the Company’s Form 10-Q, for the three- and six-month periods ended July 2, 2005 of $0.1 million and $0.3 million, respectively, and in a decrease to product sales for the three- and six-month periods ended July 3, 2004 of $0.2 million and $0.4 million, respectively.

The following table sets forth the expected increase in service revenue for future periods related to the revenue deferred as a result of this restatement:

Three Months Ending:
July 2, 2005 (actual)	$59
October 1, 2005	115
December 31, 2005	155

Remainder of fiscal 2005	$329

April 1, 2006	$191
July 1, 2006	192
September 30, 2006	144
December 30, 2006	105

Fiscal 2006	$632

March 31, 2007	$54
June 30, 2007	9

Fiscal 2007	$63

Alignment of Warranty Accrual with Actual Warranty Periods

The Company provides a warranty accrual at the time of revenue recognition. As a result of the additional procedures performed by management, the Company discovered that, in certain instances, the warranty periods used in determining the warranty accrual did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related costs of product sales in fiscal years 2005 and 2004. The restatement adjustments resulted in an increase to the warranty expense, previously reported in our Form 10-Q, for each of the three- and six-month periods ended July 2, 2005 of $0.1 million. The restatement adjustments resulted in an decrease to warranty expense for the three-month period ended July 3, 2004 of less than $0.1 million and an increase in warranty expense for the six-month period ended July 3, 2004 of $0.1 million.

Accrual of Unpaid Sales Commission

As part of its overall compensation strategy, the Company pays a commission to its field sales personnel for their services in selling its products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of its foreign locations, the Company erroneously recorded the expense upon payment of the sales commissions to its field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commission expense in the periods in which the Company recognized the related revenue. The restatement adjustments resulted in an increase to selling expense previously reported in our Form 10-Q for each of the three- and six-month periods ended July 2, 2005 of less than $0.1 million and an increase for the three- and six-month periods ended July 3, 2004 of less than $0.1 million and $0.2 million, respectively.

Effect of Restatement Upon Previously Reported Balances

The condensed consolidated balance sheet as of January 1, 2005 and the condensed consolidated financial statements for the three- and six-month periods ended July 2, 2005 and July 3, 2004 contained herein have been restated to incorporate all of these adjustments and the related tax effects as described herein. The restatement adjustments described herein required a number of significant accounting judgments by the Company. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts at July 2, 2005 and January 1, 2005 (in thousands):

	July 2, 2005				January 1, 2005
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Accrued payroll and related expenses	$2,644	$2,975	$331	C	$2,206	$2,512	$306	C
Deferred revenue	$2,798	$3,791	$993	A	$2,742	$3,506	$764	A
Other current liabilities	$3,649	$4,017	$368	B	$1,840	$2,097	$257	B
Total current liabilities	$15,436	$17,128	$1,692		$12,613	$13,940	$1,327
Retained earnings	$19,371	$17,679	$(1,692)		$12,034	$10,707	$(1,327)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net income per diluted share for the three- and six-month periods ended July 2, 2005 by $0.01 and $0.03, respectively. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three- and six-month periods ended July 2, 2005 (in thousands, except per share amounts):

	Three Months Ended July 2, 2005				Six Months Ended July 2, 2005
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$16,654	$16,535	$(119	)A	$37,820	$37,545	$(275	)A
Service	$2,170	$2,201	$31		$4,495	$4,541	$46
Cost of product sales	$8,334	$8,463	$129	B	$18,084	$18,195	$111	B
Selling expenses	$2,824	$2,851	$27	C	$5,969	$5,994	$25	C
Income from operations	$5,070	$4,826	$(244)		$7,916	$7,551	$(365)
Provision for income taxes	$308	$308	$—		$391	$391	$—
Net income	$4,732	$4,488	$(244)		$7,337	$6,972	$(365)
Net income per share:
Basic	$0.37	$0.36	$(0.01)		$0.58	$0.55	$(0.03)
Diluted	$0.35	$0.34	$(0.01)		$0.55	$0.52	$(0.03)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net income per diluted share for the three- and six-month periods ended July 3, 2004 by $0.02 and $0.06, respectively. The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three- and six-month periods ended July 3, 2004 (in thousands, except per share amounts):

	Three Months Ended July 3, 2004				Six Months Ended July 3, 2004
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$14,174	$13,972	$(202	)A	$25,837	$25,443	$(394	)A
Service	$2,037	$2,037	$—		$4,045	$4,045	$—
Cost of product sales	$5,922	$5,889	$(33	)B	$11,325	$11,428	$103	B
Selling expenses	$3,091	$3,129	$38	C	$6,157	$6,337	$180	C
Income (loss) from operations	$1,517	$1,310	$(207)		$324	$(353)	$(677)
Provision for income taxes	$61	$61	$—		$104	$104	$—
Net income (loss)	$1,302	$1,095	$(207)		$90	$(587)	$(677)
Net income (loss) per share:
Basic	$0.11	$0.09	$(0.02)		$0.01	$(0.05)	$(0.06)
Diluted	$0.10	$0.08	$(0.02)		$0.01	$(0.05)	$(0.06)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	As restated	As restated	As restated	As restated
Net income (loss):
As reported	$4,488	$1,095	$6,972	$(587)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,139)	(1,121)	(2,094)	(2,355)

Pro forma net income (loss)	$3,349	$(26)	$4,878	$(2,942)

Basic net income (loss) per share:
As reported	$0.36	$0.09	$0.55	$(0.05)
Pro forma	$0.27	$(0.00)	$0.39	$(0.24)
Diluted net income (loss) per share:
As reported	$0.34	$0.08	$0.52	$(0.05)
Pro forma	$0.25	$(0.00)	$0.36	$(0.24)

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

The fair value of options granted for the period presented below under the 1991, 2000 and 2002 Option Plans and the 1991 and 2000 Directors’ Plans were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Stock Option Plans:
Expected life	3.3 years	3.5 years	3.3 years	3.4 years
Volatility	77.0%	90.0%	77.8%	90.0%
Risk free interest rate	3.86%	2.81%	3.72%	2.70%
Dividends	—	—	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	53.0%	90.0%	56.7%	90.0%
Risk free interest rate	1.70%	1.10%	1.53%	1.10%
Dividends	—	—	—	—

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Raw materials and subassemblies	$13,240	$14,391
Work in process	7,268	4,330
Finished goods	4,913	6,773

Total inventories	$25,421	$25,494

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

Amortization expense for the three month and six month periods ended July 2, 2005 and July 3, 2004 was $0.1 million and $0.2 million, respectively.

The estimated future amortization expense as of July 2, 2005 is as follows (in thousands):

Fiscal Years
2005 (remaining six months)	$132
2006	256
2007	256
2008	127

Total amortization	$771

Note 8. Line of Credit

During the second quarter 2005, the Company renewed a revolving line of credit with a Japanese bank. This revolver is an unsecured line of credit, and the Company may borrow up to ¥400 million through June 2006. Borrowings under the Line of Credit bear interest at a rate of 1.5%. There are no restrictive covenants under the line of credit agreement. As of July 2, 2005, outstanding borrowings were ¥200 million, or approximately $1.79 million translated at the spot rate effective as of July 2, 2005. As of January 1, 2005, there were no amounts drawn under the previous line of credit arrangement with the same bank.

Note 9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	July 2, 2005	January 1, 2005
	As restated	As restated
Accrued warranty	$1,237	$1,055
Accrued professional services	932	235
Customer deposits	1,087	169
Other	761	638

Total other current liabilities	$4,017	$2,097

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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Weighted average common shares outstanding-shares used in basic net income (loss) per share computation	12,629	12,262	12,602	12,226
Potentially dilutive common stock equivalents, using the treasury stock method	745	1,030	812	—

Shares used in diluted net income (loss) per share computation	13,374	13,292	13,414	12,226

At July 2, 2005 and July 3, 2004, respectively, diluted net income per share excludes common equivalent shares outstanding of 1.1 million and 0.8 million, respectively, as their effect was anti-dilutive.

Note 11. Comprehensive Income

The Company’s comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	As restated	As restated	As restated	As restated
Net income (loss)	$4,488	$1,095	$6,972	$(587)
Foreign currency translation adjustment, net of tax	(377)	(469)	(637)	151

Total comprehensive income (loss)	$4,111	$626	$6,335	$(436)

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

	Six Months Ended
	July 2, 2005	July 3, 2004
	Restated	Restated
Balance as of beginning of period	$1,055	$513
Actual warranty costs	(556)	(274)
Provision for warranty	738	463

Balance as of end of period	$1,237	$702

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

Note 13. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. The effective tax rates of 6% and 5% for the three- and six-months ended July 2, 2005, respectively, primarily reflect the Company’s obligation for foreign taxes and U.S. Federal alternative minimum taxes. The estimated annual tax rate differs from the combined U.S. Federal and state statutory tax rates of 40% primarily due to the utilization of net operating loss carryforwards and the release of the related valuation allowance. We have established significant valuation allowances for our deferred tax assets arising from out tax net operating losses. We will continue to assess the realizability of our deferred tax assets particularly if we establish a pattern of profitability in future quarters.

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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	Restated	Restated	Restated	Restated
Total net revenues:
United States	$4,115	$4,531	$9,526	$10,267
Japan	4,801	5,008	9,968	8,216
South Korea	3,935	5,087	14,109	6,663
Taiwan	5,202	736	6,832	1,501
All other	683	647	1,651	2,841

Total net revenues*	$18,736	$16,009	$42,086	$29,488

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	July 2, 2005	January 1, 2005
Long-lived assets:
United States	$38,210	$39,005
Japan	4,365	7,409
South Korea	4,045	3,870
Taiwan	26	33

Total long-lived assets**	$46,646	$50,317

**	Long-lived assets include tangible assets only.

At July 2, 2005, three customers each accounted for 10% or more of total accounts receivable. At January 1, 2005, only one customer did so, accounting for 11% of total accounts receivable.

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

Revenue Deferral Associated with Extended Warranty

The effect of the restatement is to defer revenue associated with extended warranty provisions of certain customer supply arrangements. We generally sell the majority of our products with a twelve month repair or replacement warranty. We identified certain transactions whereby the terms of the product sale included a separately priced extended warranty provision beyond the standard twelve month warranty. These identified transactions occurred in all periods presented. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue for separately priced extended warranty contracts should be deferred and recognized ratably over the term of the extended warranty contract. We are restating our financial statements to recognize such deferred revenue on a straight-line basis over the contract period. The restatement adjustments resulted in a decrease to product sales previously reported in our Form 10-Q for the three- and six-month periods ended July 2, 2005 of $0.1 million and $0.3 million, respectively, and in a decrease to product sales for the three- and six-month periods ended July 3, 2004 of $0.2 million and $0.4 million, respectively.

Alignment of Warranty Accrual with Actual Warranty Periods

We provide a warranty accrual at the time of revenue recognition. As a result of the additional procedures we performed, we discovered that, in certain instances, the warranty periods used in determining the warranty accrual did not coincide with the actual warranty periods for products under warranty coverage. Accordingly, adjustments were recorded to the warranty accrual and related costs of product sales for the fiscal years 2005 and 2004. The restatement adjustments resulted in an increase to the warranty expense, previously reported in our Form 10-Q, for each of the three- and six-month periods ended July 2, 2005 of $0.1 million. The restatement adjustments resulted in an decrease to warranty expense for the three-month period ended July 3, 2004 of less than $0.1 million and an increase in warranty expense for the six-month period ended July 3, 2004 of $0.1 million.

Accrual of Unpaid Sales Commission

As part of our overall compensation strategy, we pay a commission to our field sales personnel for their services in selling our products and obtaining customer orders. The sales commissions are paid to the field sales personnel only after the customer has fully paid for the equipment or services received. Customer payment is often received a number of months after revenue is recognized. At one of our foreign locations, we erroneously recorded the expense upon payment of the sales commissions to our field sales personnel rather than when the related revenue and other associated costs of revenues were recognized. Accordingly, adjustments were recorded to reflect the sales commission expense in the periods in which we recognized the related revenue. The restatement adjustments resulted in an increase to selling expense previously reported in our Form 10-Q for each of the three- and six-month periods ended July 2, 2005 of less than $0.1 million and an increase for the three- and six-month periods ended July 3, 2004, of less than $0.1 million and $0.2 million, respectively.

Effect of Restatement Upon Previously Reported Balances

The condensed consolidated balance sheet as of January 1, 2005 and the condensed consolidated financial statements for the three- and six-month periods ended July 2, 2005 and July 3, 2004 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required us to make a number of significant accounting judgments. The following table sets forth selected consolidated financial data, showing our previously reported and restated amounts at July 2, 2005 and January 1, 2005 (in thousands):

	July 2, 2005				January 1, 2005
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Accrued payroll and related expenses	$2,644	$2,975	$331	C	$2,206	$2,512	$306	C
Deferred revenue	$2,798	$3,791	$993	A	$2,742	$3,506	$764	A
Other current liabilities	$3,649	$4,017	$368	B	$1,840	$2,097	$257	B
Total current liabilities	$15,436	$17,128	$1,692		$12,613	$13,940	$1,327
Retained earnings	$19,371	$17,679	$(1,692)		$12,034	$10,707	$(1,327)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease our previously reported net income per diluted share for the three- and six-month periods ended July 2, 2005 by $0.01 and

$0.03, respectively. The following table sets forth selected consolidated financial data, showing our previously reported and restated amounts for the three- and six-month periods ended July 2, 2005 (in thousands, except per share amounts):

	Three Months Ended July 2, 2005				Six Months Ended July 2, 2005
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$16,654	$16,535	$(119	)A	$37,820	$37,545	$(275	)A
Service	$2,170	$2,201	$31		$4,495	$4,541	$46
Cost of product sales	$8,334	$8,463	$129	B	$18,084	$18,195	$111	B
Selling expenses	$2,824	$2,851	$27	C	$5,969	$5,994	$25	C
Income from operations	$5,070	$4,826	$(244)		$7,916	$7,551	$(365)
Income tax provision	$308	$308	$—		$391	$391	$—
Net income	$4,732	$4,488	$(244)		$7,337	$6,972	$(365)
Net income per share:
Basic	$0.37	$0.36	$(0.01)		$0.58	$0.55	$(0.03)
Diluted	$0.35	$0.34	$(0.01)		$0.55	$0.52	$(0.03)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease our previously reported net income per diluted share for the three- and six-month periods ended July 3, 2004 by $0.02 and $0.06, respectively. The following table sets forth selected consolidated financial data, showing our previously reported and restated amounts for the three- and six-month periods ended July 3, 2004 (in thousands, except per share amounts):

	Three Months Ended July 3, 2004				Six Months Ended July 3, 2004
	As Previously Reported	As Restated	Inc (Dec)		As Previously Reported	As Restated	Inc (Dec)
Net revenues
Product sales	$14,174	$13,972	$(202	)A	$25,837	$25,443	$(394	)A
Service	$2,037	$2,037	$—		$4,045	$4,045	$—
Cost of product sales	$5,922	$5,889	$(33	)B	$11,325	$11,428	$103	B
Selling expenses	$3,091	$3,129	$38	C	$6,157	$6,337	$180	C
Income from operations	$1,517	$1,310	$(207)		$324	$(353)	$(677)
Income tax provision	$61	$61	$—		$104	$104	$—
Net income	$1,302	$1,095	$(207)		$90	$(587)	$(677)
Net income per share:
Basic	$0.11	$0.09	$(0.02)		$0.01	$(0.05)	$(0.06)
Diluted	$0.10	$0.08	$(0.02)		$0.01	$(0.05)	$(0.06)

A	Adjustment relates to revenue deferral associated with extended warranty contracts
B	Adjustment relates to the alignment of warranty accrual with actual warranty periods
C	Adjustment relates to accrual of unpaid sales commission

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

Results of Operations

Periods ended July 2, 2005 and July 3, 2004

Net revenues: Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2005	July 3, 2004		July 2, 2005	July 3, 2004
Automated systems	$9,814	$7,805	26%	$23,822	$12,767	87%
Integrated systems	5,739	5,446	5	11,779	11,381	4
Tabletop systems	982	721	36	1,934	1,295	49
Service	2,201	2,037	8	4,541	4,045	12

Total net revenues	$18,736	$16,009	17%	$42,086	$29,488	43%

Net revenues for the three months ended July 2, 2005 were $18.7 million, an increase of $2.7 million or 17% from the comparable period in 2004. For the six months ended July 2, 2005, net revenues of $42.1 million increased $12.6 million or 43% from the comparable period in 2004. Product sales of $16.6 million and $37.6 million for the three months and six months ended July 2, 2005, respectively, increased $2.6 million or 19% and $12.1 million or 48%, respectively, as compared with the same periods during 2004. Sales of automated, integrated and tabletop systems increased in the second quarter of 2005 from their second quarter 2004 levels. The increase in product sales resulted from demand for semiconductor process control equipment, primarily in Asia. We believe that increased consumer demand for high performance electronics drives technology advancement in semiconductor design and manufacturing which has in turn promoted the purchase of semiconductor capital equipment featuring the latest advances in technology. Service revenue of $2.2 million and $4.5 million for the three months and six months ended July 2, 2005, respectively, increased $0.2 million or 8% and $0.5 million or 12%, respectively, as compared to the same periods in 2004 primarily due to higher sales of parts and services, particularly in Asia, due in part to a large installed base of systems that have passed their warranty periods.

Cost of sales: As a percentage of product sales, cost of product sales increased to 51% in the second quarter of 2005 from 42% in the second quarter of 2004 and increased to 48% in the six months ended July 2, 2005 from 45% for the same period in 2004 due primarily to a mix of lower margin sales and increased inventory reserves taken on older products. Cost of service as a percentage of service revenue increased to 118% in the second quarter of 2005 from 81% in the second quarter of 2004 and increased to 114% in the six months ended July 2, 2005 from 81% for the same period in 2004 primarily as a result of higher service costs from an increase in headcount and related overhead to provide additional support for our growing customer base, particularly in Asia. We could not fully recoup these costs due to higher service demands from our customer base.

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

Selling expenses: Our selling expenses for the three month and six month ended July 2, 2005 decreased by $0.3 million or 9% and $0.3 million or 5%, respectively, compared to the same periods in 2004 primarily due to lower headcount levels.

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

Liquidity and Capital Resources

At July 2, 2005, our cash, cash equivalents and short-term investments totaled $45.2 million. The short-term investments consist primarily of U.S. Treasury Bills. At July 2, 2005, we had working capital of $78.8 million compared to $68.6 million at January 1, 2005. Our current ratio at July 2, 2005 was 5.6 to 1.

Operating activities for the first six months of 2005 provided cash of $9.1 million primarily from net income of $7.0 million which includes the $8.3 million cash received from August Technology for the merger termination fee, and non-cash charges for an asset impairment of $2.2 million and depreciation and amortization of $1.2 million as well as higher levels of current liabilities. These inflows of cash were partially offset by higher accounts receivable resulting from the timing of shipments and receipt of payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K/Amendment No. 2, for the fiscal year ended January 1, 2005. Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K/Amendment No. 2, for the fiscal year ended January 1, 2005. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

As a result of this discovery and subsequent evaluation, we have determined that our disclosure controls and procedures were not effective as of July 2, 2005. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls may not have been correct.

Our Chief Financial Officer and the Company’s Audit Committee have discussed the matters disclosed above with our independent registered public accounting firm. We have concluded that the circumstances that led to the restatements resulted primarily from certain accounting practices that were implemented several years ago. We are currently in the process of implementing the recommendations of BDO Seidman. Additionally, we are also in the process of augmenting our current control processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information. Furthermore, remediation of internal controls, required to fully comply with the Section 404 internal control assessment, may require more significant efforts by management than initially anticipated. We have implemented additional detailed procedures to improve reporting in these areas including the following:

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q/A:

3.1(1)	Amended and Restated Articles of Incorporation of Nanometrics Incorporated.

3.2(2)	Restated Bylaws of Nanometrics Incorporated.

3.3(3)	Certificate of Amendment of Amended and Restated Bylaws of Nanometrics Incorporated.

4.1(4)	Form of Common Stock Certificate.

10.1(5)	Asset Purchase and License Agreement dated September 14, 2005 by and between Nanometrics Incorporated and Toho Technology Corporation.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 28, 2003.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 1998.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed on March 30, 2001.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ Douglas J. McCutcheon
Douglas J. McCutcheon
Chief Financial Officer

Dated: February 22, 2006