Form 10-K
period 2005-12-31
NANOMETRICS INC
filed 2006-03-24
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐              Accelerated filer ☒              Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)    Yes ☐   No ☒.

As of July 2, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock, as quoted on the Nasdaq Stock Market, was $81,469,460. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2006 was 13,033,438.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1) Proxy Statement for the 2006 Annual Meeting of Shareholders — Part III Items 10, 11, 12, 13 and 14.

NANOMETRICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those outlined in Item 1A “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. The forward-looking statements contained herein are made as of the date hereof, and we assume no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a leader in the design, manufacture, and marketing of high-performance process control metrology systems used in the manufacture of semiconductors and integrated circuits. Our metrology systems (i) measure various thin film properties, critical circuit dimensions and layer-to-layer circuit alignment (overlay) and (ii) inspect for surface defects during various steps of the manufacturing process, enabling semiconductor and integrated circuit manufacturers to improve yields, increase productivity and lower their manufacturing costs.

We were incorporated as a California corporation in 1975 and have since been a pioneer and innovator in the field of optical metrology. We have been selling these systems since 1977 and have an extensive installed base with industry leading customers worldwide, including Applied Materials Inc., Samsung, Ebara, Hynix Semiconductor Inc., Powerchip, Intel Corporation, TSMC Ltd, Timbre Technologies, Hitachi, AU Optronics, Micron Technology Inc., Renesas, and Toshiba.

Additional information about Nanometrics is available on our website at http://www.nanometrics.com. Our investor relations website is located at http://www.nanometrics.com/investor.html We make available free of charge through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Our Business

We offer a complete line of systems to address the metrology requirements of our customers. Our metrology systems can be categorized as follows:

•	Standalone, fully automated systems for high-volume manufacturing inspection;

•	Integrated systems built into semiconductor processing equipment that provide real-time measurements and feedback to improve process control and increase throughput; and

•	Tabletop systems used to provide manual or semi-automatic measurements for engineering and low-volume production environments.

We also provide systems that are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. The accurate alignment, or overlay, of successive film layers, relative to each other, across the wafer is critical for device performance and favorable production yields.

We believe that process control metrology is growing faster than other segments of the semiconductor equipment market. As films become thinner, film materials more exotic, and circuit dimension control and overlay requirements more demanding, metrology and inspection continue to grow in importance, especially as wafers become larger and more expensive to manufacture. We expect these factors will continue to drive the demand for our high-end, standalone and integrated metrology products.

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

We have made several strategic changes in our business model to enable us to further address these metrology trends. These changes include:

•	The sale of our flat panel display, or FPD, metrology business in Japan effective October 2005;

•	The introduction of a new 300 millimeter wafer platform for advanced overlay metrology;

•	The continued outsourcing of certain system components, such as robotics, enabling us to leverage our technical resources;

•	The maximum utilization of an in-house manufacturing strategy for our products; and

•	The development of new measurement technologies for advanced chemical mechanical planarization, or CMP, and lithography.

Demand for our products is driven by the increasing use of multiple thin film technology by manufacturers of electronic products and, more recently, by the increased adoption of both integrated metrology and advanced process control, or APC, by semiconductor manufacturers. With feature sizes shrinking below 65 nanometers, or nm, well below the wavelength of light, the need for very tight process tolerances as well as productivity improvements in semiconductor fabrication, or fabs, are driving the need for integrated metrology and APC. Our innovative Optical Critical Dimension, or OCD®, measurement system is being increasingly viewed not only as an enabling technology for APC, but also as a solution for critical dimension measurement for wafers as well as reticles and photomasks used for photolithography.

We extended the wavelength range of our deep ultraviolet, or DUV, reflectometry technology with the introduction of a new, integrated metrology module, the Nano9010T. The compact size and speed of this technology enables the measurement system to be fully integrated into the customer’s process tool, thus providing a complete, feed forward and feedback APC solution for wafer-to-wafer closed loop control. By measuring the critical dimensions of developed photoresist and then adjusting the final etched dimensions of a silicon gate-etch process by feeding this information back into the process and trimming the resist, the device manufacturer is able to achieve the shortest gatelength and the maximum possible microprocessor speed. In addition, new semiconductor process technologies, such as copper interconnects, require that new measurement technologies be developed in order to keep pace with the latest metrology demands. This integrated metrology module also provides a solution to the problem of measuring the remaining oxide film thickness as well as the loss of material over arrays of copper lines during the CMP process with the added capability of detecting residual films remaining after the polishing process.

Our OCD technology has also proven to be applicable to the emerging requirements for advanced lithography measurements such as the characterization of critical dimensions and film thicknesses on masks and reticles which are comprised of square glass substrates. In 2005, we successfully installed the Nanometrics Atlas-M, the first fully automated, standalone metrology system to use OCD technology for these square glass substrates at several key customer locations. This system is crucial to the suppliers and users of masks and reticles by providing the means for accurately determining line widths and analyzing complex profiles for a variety of structures found in today’s mask fabrication process.

We successfully introduced the Nanometrics Orion Overlay Control System, an advanced overlay metrology and analysis system for monitoring microlithography stepper performance. Orion provides exceptional throughput and measurement performance required by today’s demanding 200mm and 300mm overlay control applications.

We have continued the development the Universal Defect Inspection, or UDI, system in our facility in South Korea. The NanoUDI technology can be configured as either a standalone, fully automated 300-millimeter system or an integrated module for defect and contamination detection on a wide variety of films and surfaces. The system combines high efficiency illumination and high-resolution optics with sophisticated image processing to detect and classify particles and defects in the sub-micron range.

Many types of thin films are used in the manufacture of products such as semiconductor integrated circuits. These products require the precise electronic, optical and surface properties enabled by thin film metrology. The need for tighter process control and improved productivity has created increased demand for our advanced standalone and integrated metrology systems.

Industry Characteristics

Growth

The semiconductor industry continues to be driven by the need for increasingly higher performance chips as well as the need to produce these chips with increased production efficiencies with reduced costs. The semiconductor equipment industry has experienced cyclical growth with a compounded annual growth rate of approximately 11-12% over the past 20 years. The semiconductor industry recently emerged from an exceptionally long, cyclical downturn, and 2005 saw a growth in semiconductor equipment revenues of approximately 4.5% over 2004. We believe that the convergence of 300-millimeter wafer size, copper interconnects and more efficient 65 nm architecture will continue to drive the demand for new metrology solutions, such as those that we offer, and that the process control market segment will continue to outpace overall equipment growth.

In the past, demand for Internet access, personal computers, telecommunications, and new consumer electronic products and services has fueled growth of the semiconductor industry. New display technologies, consumer electronics, automotive electronics and personal electronics will likely continue as the primary drivers in the near-term for the semiconductor industry. We believe that consumer desire for high performance electronics drives technology advancement in semiconductor design and manufacturing and, in turn, promotes the purchasing of capital equipment featuring the latest advances in technology.

The two significant factors affecting demand for our measurement systems are new construction or refurbishment of semiconductor manufacturing facilities and the increasing complexity of the manufacturing process as a result of the demand for higher performance semiconductor devices and integrated circuits.

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

Deposition.    Deposition refers to placing layers of insulating or conducting materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. Common methods of deposition include chemical vapor deposition, or CVD, plasma-enhanced chemical vapor deposition, or PECVD, and physical vapor deposition, or PVD. Diffusion and oxidation are also used to create or define thin films. The control of uniformity and thickness during the formation of these films is critical to the performance of the semiconductor circuit.

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

Photolithography.    Photolithography is the process step that projects the patterns of the circuits on the chip. A wafer is pre-coated with photoresist, a light sensitive film that must have an accurate thickness and uniformity for exposure. Photolithography involves the optical projection of integrated circuit patterns onto the photoresist after which, the photoresist is developed, leaving unexposed areas available for etching. In order to precisely control the photolithography process, it is necessary to verify reflectivity, film thickness, critical dimensions and overlay registration.

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

Increased Use of Metrology in Manufacturing

We believe that continually rising wafer costs are forcing semiconductor manufacturers to re-evaluate their manufacturing strategies at all levels, from individual process steps to fab-wide process optimization. Many major semiconductor manufacturers are adopting feed-forward and feedback of film thickness and critical dimensions, or CDs, based on real-time data from metrology systems. Major benefits of these new metrology strategies are higher manufacturing efficiencies from reduced rework, reduced headcount to perform at the same quality level and increased device performance. Additional benefits include process tool matching and more precise control of the overall manufacturing process.

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

Today, there is continued focus on increased productivity driving the adoption of integrated metrology, as well as an additional requirement for tighter process tolerances with advanced, sub-65nm technologies. This new requirement is driving integrated process control metrology as a necessity for many processes, such as mechanical planarization, deposition, lithography and etch. As a result, we continue to see the emergence of integrated metrology using both feed-forward and feedback process tool control in real time. Integrated metrology has already shown its ability to control key process parameters during the manufacturing process. Additional benefits include extended tool availability and improved utilization. Tighter control of the process means lower material and processing costs. Integrated metrology also provides rapid fault detection, improved excursion control and loss prevention, which can be elusive with only open-loop standalone metrology.

Before we introduced integrated metrology, semiconductor manufacturers were required to physically transport wafers from a process tool to a separate metrology system in order to make critical measurements such as film thickness and uniformity. Manufacturers of process equipment are increasingly seeking to offer their customers integrated metrology in their tools to lower costs and improve overall tool efficiency. Integrated metrology provides semiconductor manufacturers with several additional benefits, including a reduction in the number of test wafers, increased overall process throughput, faster detection of process excursions and faults, reduced wafer handling, faster process development and ultimately an improvement in overall equipment effectiveness.

Nanometrics Offerings

We offer a complete line of systems to address the broad range of metrology requirements of our customers.

Our metrology systems can be categorized as follows:

•	Standalone, fully automated systems used for the characterization and measurement of thin films in high-volume manufacturing operations. We offer a broad line of fully automated thin film thickness, critical dimension, defect inspection and overlay measurement systems. These systems remove the dependence on human operators by incorporating reliable wafer handling robots and are designed to meet the speed, measurement, performance and reliability requirements that are essential for today’s semiconductor manufacturing facilities. Each of these measurement systems uses non-destructive, optical techniques to analyze and measure films. Our fully automated metrology product line also includes systems that are used to measure the critical dimensions and overlay registration accuracy of successive layers of semiconductor patterns on wafers in the photolithography process.

•	Integrated systems used to measure in-process wafers automatically and quickly without having to leave the enclosed wafer processing system. In 1998, we introduced our high-speed integrated metrology system. Our integrated metrology systems are compact and monitor a multitude of small test points on the wafer using sophisticated pattern recognition. Our integrated systems can be attached to film deposition, planarization, lithography, etch and other process tools to provide rapid monitoring of films on each wafer immediately before or after processing. Integrated systems can offer customers significantly increased operating efficiency and equipment utilization, lower manufacturing costs and higher throughput. We anticipate continuing to ship integrated systems to many original equipment manufacturers for installation on their planarization, deposition, litho and etch tools.

•	Tabletop systems used to manually or semi-automatically measure thin films in engineering and low-volume production environments. We have been a pioneer and leading supplier of tabletop thin film thickness measurement systems, which are mainly used in low-volume production environments such as failure analysis and engineering labs. Our tabletop models have multiple capabilities and several available configurations, depending on wafer handling, range of films to be measured, uniformity mapping and other customer needs.

Strategy

Our strategy is to offer and support, on a worldwide basis, technologically advanced metrology solutions that meet the changing manufacturing requirements of the semiconductor industry. Key elements of our strategy include:

Maintaining Organically Developed Technology Leadership.    We are committed to developing advanced metrology systems that meet the requirements of advanced semiconductor manufacturing technology. We have an extensive array of proprietary technology and expertise in optics, software and systems integration. These technologies include polarized reflectometry, precision motion control, extreme dark field imaging, low distortion imaging and advanced algorithms.

Continuing to Offer Advanced Integrated Metrology Systems.    We were one of the first suppliers to offer products that integrate process metrology systems into wafer processing equipment. We supply integrated metrology systems for Applied Materials’ Mirra Mesa™ and 300mm Reflexion™ CMP systems and the Producer QA and SE ™ CVD systems. Our OCD metrology system is incorporated in the Applied Materials’ Transforma™ 300mm etch system for controlling critical dimensions. The introduction of the first combined film thickness and critical dimension measurement integrated metrology product has allowed us to penetrate additional original equipment manufacturers, or OEMs, of etch processing and CMP equipment, including Hitachi High Tech, or HHT, Dainippon Screen, or DNS, and Ebara. The introduction of the Nano 9010T enhanced integrated metrology product has led to additional design wins at TEL/Timbre. Our integrated metrology sales group continues to focus on sales of integrated metrology products to both OEMs and end-users.

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

We also participate in the particle and defect inspection market with our Universal Defect Inspection, or UDI, technology. This technology has applications for inspection of semiconductor wafers for the purpose of detecting defects early in the process before they cause catastrophic yield loss.

Our OCD technology has also been applied to advanced photolithography processes with the introduction of the Nanometrics Atlas-M fully automated metrology system for mask and reticule measurement and characterization. This new product has already successfully correlated the interrelationships between film thickness and critical dimension parameters.

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

Providing Worldwide Sales and Customer Support.    We believe that a direct sales and support capability is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. Because a majority of our revenues come from sources outside of the United States, we have direct sales force in Japan, South Korea, Taiwan and China, and will expand into additional territories as customer requirements dictate. We use selected sales representatives in non-key territories. We intend to monitor our network by evaluating our existing and new offices, as well as developing additional relationships as needed. We believe that enhancing our sales and customer support network will improve our competitive position.

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

Acquisitions.    We expect to continue to evaluate the attractiveness of strategic transactions, including mergers and asset acquisitions, in order to address business challenges and opportunities. On January 25, 2006, we announced a definitive agreement to merge our business with Accent Optical Technologies Inc., a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry headquartered in Bend, Oregon. The strategic business combination of Nanometrics and Accent will create one of the largest metrology and process control companies in the semiconductor capital equipment industry. On March 15, 2006, we announced our acquisition of Soluris Inc., a privately held corporation focused on overlay and CD measurement technology and headquartered in Concord, Massachusetts. The acquisition of Soluris provides us with superb optical and electron technology, a strong installed base of new customers, and an excellent team of individuals that we expect to make an outstanding contribution to the company

Technology

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

Extreme Dark Field (EDF) Imaging Technology.    Our new, extreme dark field inspection technology is used to detect and accurately locate particles and defects on the front and back sides of wafer surfaces, which could potentially lead to device failures and critical yield loss during the semiconductor manufacturing process. The technology combines a high efficiency, broadband light source with a high-resolution detection system and proprietary digital image processing for defect and contamination detection on a wide variety of films and surfaces. We believe that this technology can be readily extended to other manufacturing processes.

Products

We operate in one reportable segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. Our measurement systems use microscope-based, non-contact spectroscopic reflectometry, or SR. Some of our systems provide complementary spectroscopic ellipsometry, or SE, to measure the thickness and optical characteristics of films on a variety of substrates. In addition, we offer both integrated and standalone optical critical metrology systems to measure critical dimensions of patterns on semiconductor wafers. We also manufacture a line of optical overlay registration systems that are used to determine the alignment accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Our products can be divided into three groups: automated standalone systems, integrated systems and tabletop systems. See Note 15 of the Notes to Consolidated Financial Statements for an analysis of our net revenues by product group.

Platform	Market	Substrate Size	Applications	Technology

Automated/Standalone Systems

9100	Semiconductor	75-200mm	CVD, CMP, Etch, Litho, Film Thickness	SR, SE

FLX	Semiconductor	200mm 300mm	CVD, CMP, Etch, Litho, Film Thickness, CD	SR, OCD/SR, UDI

Atlas/Atlas-M	Semiconductor	200mm 300mm 6-inch masks/reticles	CVD, CMP, Etch, Litho, Film Thickness, Film Stress, CD	SR, SE, OCD/SE

Orion	Semiconductor	200mm 300mm	Overlay	Imaging

Integrated Systems

9000	Semiconductor	200mm	CVD, CMP, Film Thickness	SR

9000i	Semiconductor	300mm	CVD, CMP, Etch, Film Thickness, CD	SR, OCD

9000b	Semiconductor	300mm	CVD, CMP, Etch, Film Thickness	SR

9010/9010b	Semiconductor	300mm	CMP, CVD, Etch, Litho Film Thickness, CD	OCD/SR, CLP, UDI

9010T/9010T/b	Semiconductor	200mm 300mm	CMP, Etch, Litho CD	OCD/SR

Table Top Systems

3000	Semiconductor	75mm 150mm	Film Thickness	SR

6100	Semiconductor	75mm 150mm 200mm	Film Thickness	SR

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

Nanometrics Atlas and Atlas-M

The Nanometrics Atlas high-performance metrology system combines up to four metrology technologies on a single platform, providing increased measurement capabilities in a small footprint design for reduced cost of ownership. The Atlas-M further extends the versatility of this 300mm platform to provide fully automated mask and reticle measurements. The system is capable of housing up to four metrology technologies including polarized, normal incidence spectroscopic ellipsometry for linewidth profile and critical dimensions, spectroscopic reflectometry for films and film stacks, ultra-violet, or UV, and deep UV spectroscopic ellipsometry for ultra-thin films and film characterization, and film stress/wafer bow measurements. The Atlas offers high accuracy, high precision metrology for wafer characterization and can be configured for 200mm and 300mm wafer sizes or 6-inch masks and reticles. The system is also compatible with NanoNet, an optional software package that enables users to synchronize standalone and integrated metrology systems for remote process setup and monitoring.

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

NanoSpec 9100

The NanoSpec 9100 standalone, automated thin film measurement system is capable of handling wafers ranging in size from 75 to 200 millimeters in diameter. The 9100 can be configured with a deep ultraviolet, or DUV, to near infrared spectroscopic ellipsometer for ultra-thin, multiple film stack and DUV lithography measurement applications. Other 9100 options include a standard mechanical interface with mini-environment enclosures for use in ultra-clean manufacturing facilities. The system also features a Windows XP software platform that conforms to the newly establish SEMI user interface standard. The 9100 can also be configured to handle the substrates. We developed the 9100 using technologies from the integrated film thickness systems to allow easy transfer of measurement recipes between the integrated and standalone film metrology systems.

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

Integrated Systems

Our integrated metrology systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Our integrated systems are available for wafer sizes up to 300 millimeters and offer DUV spectroscopic reflectometry and/or critical dimension measurement technologies. Our integrated metrology systems range in price from approximately $80,000 to $400,000 depending on features and technology.

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

NanoOCD 9010M

The NanoOCD 9010M utilizes our production-proven OCD metrology, and enables non-destructive, real-time measurement and profiling of critical features on photomasks and reticles without the limitations and drawbacks associated with critical dimension scanning electron microscope, or CD-SEM, metrology. Current CD-SEM technology appears to be reaching its theoretical limits for making critical dimension measurements on these substrates. Photoresist-on-chrome-on-glass features found on reticles and masks suffer severe charging during CD-SEM metrology making critical dimension measurements impossible. OCD is a non-destructive technology that provides information not available from CD-SEM measurements.

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

Nano 9010T Integrated Metrology Platform

The 9010T is an advanced, integrated metrology platform for optical CD measurement and profiling. The 9010T system is designed to be incorporated into semiconductor equipment requiring leading-edge CD metrology for semiconductor applications. The 9010T offers an extended wavelength range down to 210nm, extending the CD measurement capabilities for line width structures down to 65nm. The system also incorporates the UV film thickness function, and its improved design offers a faster, more cost effective integrated CD measurement solution with increased throughput. The system is also offered as the 9010T - BOLTS, in the SEMI BOLTS configuration for easy installation directly onto the OEM process equipment’s standard 300mm loadport.

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

Customers

We sell our metrology systems worldwide to many of the major semiconductor manufacturers and equipment suppliers, as well as to producers of silicon wafers and photomasks. The majority of our systems are sold to customers located in Asia and the United States. Three customers, Applied Materials, Samsung and Ebara represented 20.6%, 15.9% and 12.5% of our total net revenues in 2005, respectively. See Note 14 of the Notes to Consolidated Financial Statements for information regarding our major customers.

The following is a list of our top ten customers (categorized by type of customer), based on revenues, during 2005:

Original Equipment Manufacturers (OEMs)	Integrated Device Manufacturers (IDMs)
Applied Materials, Inc.	Samsung
Ebara Technologies, Incorporated (ETI)	Hynix Semiconductor, Inc.
Tokyo Electron Ltd	Powerchip Semiconductor Corporation
Intel
Taiwan Semiconductor Manufacturing Corporation (TSMC)
Hitachi
AU Optronics Corporation

Sales and Marketing

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide direct sales and support from our corporate office in California. We also have a direct sales presence in South Korea, Japan, Taiwan and China. We use selected sales representatives in the United States and other countries. We intend to continue monitoring our network, our existing and new offices as well as developing additional distribution relationships when needed. We believe that growing our international distribution network can enhance our competitive position. We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of metrology systems generally and with the features and advantages of our specific products. Our sales engineers are supported by applications scientists. Together, these highly trained individuals work closely with our customers to solve complex measurement and process problems.

Direct exports of our metrology systems to our foreign customers and shipments to our subsidiaries require general export licenses. See Note 15 of the Notes to Consolidated Financial Statements for information regarding total net revenues and long-lived assets of our foreign operations. See Item 1A, “Risk Factors” for information regarding risks related to our foreign operations.

Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues, were as follows:

	2005	2004	2003
United States	33.3%	28.2%	25.2%
Japan	26.2%	29.6%	24.8%
South Korea	25.3%	19.3%	21.8%
Taiwan	10.9%	11.6%	21.5%
All other countries	4.3%	11.3%	6.7%

In order to raise market awareness of our products, we advertise in trade publications, distribute promotional materials, publish technical articles, conduct marketing programs, issue press releases regarding new products, work with a public relations firm and participate in industry trade shows and conferences. We also maintain a website at www.nanometrics.com.

Customer Service and Support

We believe that customer service and technical support are important factors to distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We provide support to our customers with factory technical support and globally deployed field service offices. The factory technical support operations provide both OEM and end-user customers with telephonic technical support access, direct training programs and operating manuals and other technical support information. We use our demonstration equipment for training programs, as well as for our sales and marketing efforts. Our technical training department has metrology systems that are used for customer training. We coordinate warranty and post-warranty field service and spare parts support from our corporate headquarters in Milpitas, California. We also have North America field service operations based in various locations throughout the United States. In Asia, service is provided by direct offices in Japan, South Korea, Taiwan and China.

We provide a standard one-year warranty on parts and labor for products sold domestically and in foreign markets and in certain instances, we will provide warranty periods in excess of one year but only upon customer request. Service revenue, including sales of replacement parts, represented 13.5%, 11.1% and 16.9% of total net revenues in 2005, 2004 and 2003, respectively.

Backlog

As of December 31, 2005 and January 1, 2005 our backlog was $6.3 million and $16.6 million, respectively. Backlog includes orders for products that we expect to ship within 12 months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be canceled or rescheduled. As only a portion of our revenues for any fiscal quarter represent systems in backlog, we do not believe that backlog is necessarily an accurate indication of our future revenues or financial performance.

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

Manufacturing

We manufacture our products primarily in the United States and, to a lesser extent, in Japan and South Korea. We combine proprietary measurement technology produced in our facilities with components and subassemblies obtained from outside suppliers. We currently do not expect our manufacturing operations to require us to make any additional major investments in capital equipment.

Although we have internalized the production of key parts and components, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain long-term supply agreements with any of our suppliers.

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

In the United States, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology market. In Japan, our research and development efforts were focused on flat panel display metrology, through October 2005.

Our research and development expenditures in 2005 in the United States, Japan and South Korea were as follows:

United States	$10.9 million
Japan	$1.2 million
South Korea	$0.4 million

Total	$12.5 million

We have extensive proprietary technology and expertise in such areas as spectroscopic reflectometry using our patented absolute reflectivity, robust pattern recognition and complex measurement software algorithms. We continue to add to our intellectual property portfolio, most recently in the areas of critical dimension measurement and integrated metrology. We also have extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. Expenditures for research and development during 2005, 2004 and 2003 were $12.5 million, $12.8 million and $13.4 million, respectively, and represented 17.8%, 18.3% and 32.2% of total net revenues, respectively.

Intellectual Property

Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology systems. As of December 31, 2005, we held 40 United States patents with 25 patent applications pending, 6 of which were filed during 2005. Our United States patents, issued during the period 1988 to 2005, will expire between 2006 and 2024. We believe that our success will depend to a greater degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to protect our technology and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that are claimed to infringe their proprietary rights. We typically refer such matters to our legal counsel.

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

Employees

At December 31, 2005, we employed 305 persons worldwide: 71 in research and development, 58 in manufacturing and manufacturing support, 79 in customer service, 60 in sales and marketing, and 37 in general administration and finance. None of our employees is represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.

Executive Officers of the Registrant

The following are our current executive officers and their ages as of December 31, 2005:

Name	Age	Position
Vincent J. Coates	80	Chairman of the Board, Secretary
John D. Heaton	45	President, Chief Executive Officer and Director
Douglas J. McCutcheon	57	Executive Vice President, Finance and Administration and Chief Financial Officer
Quentin B. Wright	49	Chief Accounting Officer
Roger Ingalls Jr.	44	Senior Vice President of Standalone Sales

Mr. Vincent J. Coates has been Chairman of the Board since Nanometrics was founded in 1975. He has been our Secretary since February 1989. He has also served as our Chief Executive Officer through April 1998 and President from our founding through May 1996, except for the period of January 1986 through February 1987 when he served exclusively as Chief Executive Officer. Mr. Coates has also served as Chairman of the Board of Nanometrics Japan Ltd., one of our subsidiaries, since June 1998. Prior to his employment at Nanometrics, Mr. Coates co-founded Coates and Welter Instrument Corporation, a designer of electron microscopes, which company was subsequently acquired by Nanometrics. Mr. Coates also spent over twenty years working in engineering, sales and international operations for the Perkin-Elmer Corporation, a manufacturer of analytical instruments. In 1995, he received an award that recognized his contribution to the industry from Semiconductor and Equipment and Materials International, an industry trade organization.

Mr. John D. Heaton has served as a director of Nanometrics since July 1995. Since May 1996, he has served as our President. Since April 1998, he has also served as our Chief Executive Officer. From May 1996 to April 1998, he served as our Chief Operating Officer. Mr. Heaton has also served as President of Nanometrics Japan

Ltd., one of our subsidiaries, since January 1998. Beginning in 1978, Mr. Heaton served in various technical positions at National Semiconductor, a semiconductor manufacturer, prior to joining us in 1990.

Mr. Douglas J. McCutcheon has served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Nanometrics since September 2005. From January 2003 until December 2004, he served as Managing Director, Senior Vice President Finance and Chief Financial Officer of Metron Technology N.V., a manufacturer and distributor of semiconductor capital equipment and provider of fab facility services. In 2002, he served in a consulting role to Metron Technology. He also served as Senior Vice President Finance and Chief Financial Officer of Asyst Technologies, Inc., a semiconductor capital equipment automation company, from January 1996 until September 2001. From 1977 through 1995, Mr. McCutcheon held various financial management positions at Memorex Corporation, Diasonics, Inc., Toshiba America Medical Inc. and Cadence Design Systems.

Mr. Quentin B. Wright has served as Chief Accounting Officer of Nanometrics since April 2005. From November 2003 until April 2005 Mr. Wright provided financial consulting services for various technology clients in Silicon Valley. From May 1999 until November 2003 he server as Director of Accounting of Adaptec, Inc., a manufacturer of storage access solutions. He also served as corporate controller of Vascular Therapeutics, Inc., a start-up biopharmaceutical company focused on the discovery and development of novel drugs to prevent and treat cardiovascular disease from February 1998 until May 1999.

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

ITEM 1A.	RISK FACTORS

Cyclicality in the semiconductor industry has led to substantial fluctuations in demand for our systems and may, from time to time, continue to do so.

Our operating results have varied significantly from period to period due to the cyclical nature of the semiconductor industry. The majority of our business depends upon the capital expenditures of semiconductor device and equipment manufacturers. These manufacturers’ capital expenditures, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns have often resulted in substantial decreases in the demand for semiconductor manufacturing equipment, including metrology systems. We have found that the resulting decrease in capital expenditures has typically been more pronounced than the downturn in semiconductor device industry revenues. We expect the cyclical nature of the semiconductor industry, and therefore, our business, to continue in the foreseeable future. Recently, the semiconductor industry emerged from a sustained downturn. Should this trend reverse and the downturn resume, our business and results of operations would suffer.

Because we derive a significant portion of our revenues from sales in Asia, our revenues and results of operations could be adversely affected by the instability of Asian economies.

Revenues from customers in Asian markets represented approximately 65.5%, 68.8% and 72.7% of our total net revenues in 2005, 2004 and 2003, respectively. Countries in the Asia Pacific region, including Japan, South Korea and Taiwan, each of which accounted for a significant portion of our business in that region, experienced general economic weaknesses in 2002 and 2003, which adversely affected our revenues at that time. We anticipate that we will continue to rely upon customers in Asia for a majority of our revenues and any future weaknesses or instabilities in the economies of countries in Asia may continue to have a material adverse effect on our results of operations and financial condition.

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

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to a relatively few number of customers, and we expect this trend to continue. There are only a limited number of large companies operating in the semiconductor industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the foreseeable future. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues could significantly decline. In 2005, sales to Applied Materials accounted for 20.6% and sales to Samsung accounted for 15.9% of our total net revenues, respectively. In 2004, sales to Applied Materials accounted for 21.4% and sales to Samsung accounted for 14.7% of our total net revenues, respectively. In 2003, sales to Applied Materials accounted for 15.4% and sales to Hynix accounted for 12.0% of our total net revenues, respectively.

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

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Management’s report and our auditors’ attestation report are included in this report on Form 10-K under Item 9A.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Nanometrics have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

For the year ended December 31, 2005, our management concluded that there was a material weakness regarding the internal controls of our Japanese operations. A material weakness means that there is more than a remote likelihood that a material misstatement to our annual or interim financial statements would not be detected or prevented. For example, on October 26, 2005, our Audit Committee, acting on a recommendation from management, determined that our audited financial statements for the fiscal year ended January 1, 2005, and our unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, should no longer be relied upon and should be restated to revise the accounting for certain post-sale warranty services and other issues. Our management has identified certain steps designed to address our material weakness, and has begun to execute remediation plans, as described in Item 9A of this report on Form 10-K, “Report of Management on Internal Control Over Financial Reporting.”

Any failure to implement in a timely manner and maintain the improvements in the controls over our financial reporting that we are currently putting in place, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations, to fail to produce reliable financial reports or to prevent fraud. Any failure to improve our internal controls to address this identified weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our business, operating results and stock price.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products.

We operate in the highly competitive semiconductor industry and face competition from a number of companies, many of which have greater financial, engineering, manufacturing, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor industry are large companies that require global support and service for their metrology systems. Some of our larger or more geographically diverse competitors might be better equipped to provide this global support.

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

Our commercial success depends, in part, on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, we announced on March 14, 2005 that we had received notice of a patent infringement lawsuit brought by Nova Measuring Instruments, Ltd., alleging infringement of United States Patent No. 6,752,689. In August 2005, we were served with a complaint by KLA-Tencor Corporation alleging that certain of our products infringe two of KLA’s patents, Patent No. 6,483,580 and Patent No. 6,590,656. In January 2006, KLA added Patent No. 6,611,330 to their claim. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the Nova Measuring Instruments, Ltd. lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems range in price from approximately $200,000 to over $1,000,000 per system, our integrated metrology systems range in price from approximately $80,000 to $400,000 per system and our tabletop metrology systems range in price from approximately $50,000 to $200,000 per system. Accordingly, a small change in the number or mix of systems that we sell could cause significant changes in our operating results.

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

We have recently introduced several products to the market including the Atlas-M and Orion. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products. While we anticipate that our new products will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. Additionally, if our new products do gain market acceptance, our ability to sell our existing products may be impeded. As a result, there can be no assurance that the introduction of these products will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

Our intellectual property may be infringed upon by third parties despite our efforts to protect it, which could threaten our future success and competitive position and adversely affect our operating results.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. If we fail to adequately protect our intellectual property, it will be easier for our competitors to sell competing products. We own or may license patents relating to our metrology systems, and have filed applications for additional patents. Any of our pending patent applications may be rejected, and we may not in the future be able to develop additional proprietary technology that is patentable. In addition, the patents we own, have been issued, or may license may not provide us with competitive advantages and may be challenged by third parties. Third parties may also design around these patents.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, we recently announced our intent to merge with Accent, a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate them profitably or retain their key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity financing, that result in dilution to our shareholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

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

We produce all of our systems in our manufacturing facilities located in Milpitas, California and, to a lesser extent, through our subsidiaries in Japan and South Korea. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines. A significant portion of our operations is located in Japan, Taiwan and South Korea, which may be subject to regional political and economic instability.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In 2005, 2004 and 2003, 66.7%, 71.8% and 74.8%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea and Taiwan The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products.

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

Compliance with recent changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, has resulted in and, we expect, will continue to result in increased accounting, legal and administrative costs. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board impose new requirements with respect to the evaluation of the effectiveness of our internal controls. The cost of complying with these new requirements is substantial.

Changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported business and financial results.

The Financial Accounting Standards Board, or FASB, recent change to mandate the expensing of stock options will require us to record charges to earnings for employee stock option grants and will adversely affect our financial results. In addition, the FASB requires certain valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs and assumptions selected across companies. If another party asserts that the fair value of our employee stock options are misstated, securities class action litigation could be brought against us or the market price of our common stock could decline or both could occur. As a result of these changes, we could incur losses and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

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

Our quarterly operating results have varied significantly in the past and are likely to vary in the future, which volatility could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

•	changes in customer demand for our systems;

•	economic conditions in the semiconductor industries;

•	the timing, cancellation or delay of customer orders and shipments;

•	market acceptance of our products and our customers’ products;

•	competitive pressures on product prices and changes in pricing by our customers or suppliers;

•	the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;

•	the timing of acquisitions of businesses, products or technologies;

•	the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels; and

•	fluctuations in foreign currency exchange rates, particularly the Japanese yen.

If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our common stock would likely decline.

We are highly dependent on international sales and operations, which exposes us to foreign political and economic risks.

Sales to customers in foreign countries accounted for approximately 66.7%, 71.8% and 74.8% of our total net revenues in 2005, 2004 and 2003, respectively. We maintain facilities in Japan, Taiwan and South Korea. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as: regulatory limitations imposed by foreign governments, obstacles to the protection of our intellectual property, political, military and terrorism risks, disruptions or delays in shipments caused by customs brokers or other government agencies, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences resulting from changes in tax laws. If any of these risks materialize and we are unable to manage them, our international sales and operations would suffer.

We are exposed to fluctuations in the exchange rates of foreign currency.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With our ownership of subsidiaries in Japan and South Korea and a branch office in Taiwan, a significant percentage of our net sales are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flow.

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

Risks Relating to the Merger with Accent Optical Technologies, Inc.

Nanometrics and Accent Optical expect to incur significant costs in connection with the merger.

Nanometrics estimates that it will incur direct transaction costs of $1.5 million in connection with the merger of which approximately $0.6 million had been paid as of March 21, 2006. Certain of Nanometrics costs will be capitalized. Nanometrics and Accent Optical believe that the combined company will also incur charges to operations, but cannot reasonably estimate those costs at this time, in the quarter in which the merger is completed to reflect the costs of integrating the two companies. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

The stock price and business of Nanometrics may be adversely affected if the merger is not completed, and, under certain circumstances, Nanometrics may be required to pay a termination fee.

If the merger is not completed, the trading price of Nanometrics common stock may decline to the extent that the current market prices reflect an assumption that the merger will be completed. In addition, Nanometrics business and operations may be harmed to the extent that customers, suppliers and others believe that the companies cannot effectively compete in the marketplace alone, or that uncertainty exists surrounding the future direction of the product and service offerings and strategy of the companies on a stand alone basis.

Nanometrics and Accent Optical will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees, regardless of whether the merger is completed.

In that regard, we have agreed to make a working capital loan to Accent Optical in two disbursements of $1.25 million each, the first on or after April 30, 2006 and the second on or after June 30, 2006. However, we and Accent Optical agreed to accelerate the date of the first disbursement and on March 13, 2006, we advanced $750,000 to Accent Optical.

In the event the merger is not completed, the working capital loans may continue as a debt obligation of Accent Optical or may be converted to Accent Optical common stock if certain events occur. In the event that the merger does not occur, Nanometrics may not receive repayment of the monies in a timely manner, if at all.

If either Nanometrics or Accent Optical fails to obtain shareholder approval, it may be required to pay the other party a termination fee equal to $5 million, plus any applicable costs, expenses and interest pursuant to the merger agreement.

Nanometrics and Accent Optical must continue to retain and motivate executives and key employees and recruit new employees, and failure to do so could seriously harm the combined company.

In order to be successful, each of Nanometrics and Accent Optical must continue to retain and motivate executives and other key employees and recruit new employees before the merger is completed. Employees of Nanometrics or Accent Optical may experience uncertainty about their future roles until or after strategies with regard to Nanometrics after the merger are announced or executed. These potential distractions related to the merger may adversely affect each company’s ability to attract, motivate and retain executives and key employees and keep such executives and key employees focused on strategic corporate goals. Any failure by Nanometrics or Accent Optical to retain and motivate executives and key employees during the period prior to the completion of the merger could seriously harm their respective businesses or the business of the combined company after the closing of the merger.

The combined company will need to retain and motivate key executives and employees after the merger in order to be successful. Uncertainty during the integration period after closing will pose retention challenges for the combined company after the closing. Failure to address these challenges could result in undesirable attrition, which would likely harm the combined company’s business.

The announcement of the merger may cause customers, distributors, resellers and others to delay or defer decisions concerning purchases from Nanometrics and Accent Optical, which may harm their or the combined company’s results of operations.

Because the merger is subject to several closing conditions, uncertainty exists regarding whether and when the merger will be completed. In addition, customers, distributors, resellers and others may be uncertain about the combined company’s plans for each of Nanometrics’ and Accent Optical’s products. This uncertainty may cause customers, distributors, resellers and others to delay or defer purchasing decisions, or elect to switch to other suppliers, which could negatively affect the businesses and results of operations of Nanometrics, Accent Optical or the combined company. Prospective customers might also be reluctant to purchase the combined company’s products after the merger due to uncertainty about the direction of its products and its willingness to support and service existing products. Customers, distributors, resellers and others may also seek to change existing agreements with Nanometrics or Accent Optical as a result of the merger. These and other actions by customers, distributors, resellers and others could negatively affect the businesses and results of operations of Nanometrics and/or Accent Optical.

The merger may be completed even though Nanometrics or Accent Optical suffers a material adverse change.

In general, either party can refuse to complete the merger if the other party suffers from a material adverse change between January 25, 2006, the date of the signing of the merger agreement, and the closing of the merger. However, certain types of changes would not prevent the merger from going forward, even if the change would have a material adverse effect on Nanometrics or Accent Optical including:

•	changes in the market price or trading volume of Nanometrics common stock;

•	changes, circumstances or conditions affecting the economy as a whole or the industries in which Nanometrics and Accent Optical operate if those changes, circumstances or conditions do not disproportionately affect either or both parties;

•	changes in laws or GAAP;

•	any effects resulting primarily from the pendency of the merger;

•	any litigation by Accent Optical stockholders or Nanometrics shareholders relating to the merger; and

•	the impact of Nanometrics’ restatements of past financial statements as described in its Current Repot on Form 8-K dated October 25, 2005, as amended.

Governmental authorities could seek to block or challenge the merger.

The merger is exempt from the pre-merger notification filing requirements of the Hart-Scott-Rodino Act. However, even after completion of the merger, government authorities could seek to block or challenge the merger, impose conditions or require asset divestitures as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Nanometrics and Accent Optical may not prevail in such action, and significant legal fees and costs may be incurred even if they are ultimately successful.

Challenges involved in integrating Accent Optical’s finance organization may negatively impact Nanometrics efforts to evolve its financial and managerial control and reporting systems and processes, including with respect to its internal control over financial reporting.

The combined company’s ability to successfully offer its products and implement its business plan in a rapidly evolving market will require an effective planning and management process. The combined company will need to continue to improve its financial and managerial control and its reporting systems and procedures in order to manage its business effectively in the future.

Accent Optical has not been required to prepare a report on the effectiveness of its internal controls over financial reporting because it is not subject to the registration requirements of the Securities Exchange Act of 1934, as amended.

The merger will require significant integration efforts by management. Additionally, unanticipated factors may hinder the effectiveness or delay the integration of Nanometrics’ and Accent Optical’s control systems and as such, there can be no assurances regarding the combined company’s ability to remediate deficiencies in its internal controls over financial reporting. Unless the combined company is able to evolve its current capabilities with respect to control systems and procedures, its ability to file reports with the SEC in a timely manner may be adversely affected.

Accent Optical will need to obtain consents to the assignment of certain agreements it has with third parties as a result of the merger and if it cannot obtain these consents, Accent Optical and/or Nanometrics may lose the benefits of these relationships.

Accent Optical is currently attempting to obtain third-party consents for some agreements requiring consent upon a change of control. If Accent Optical is unable to do so, it may be forced to renegotiate these agreements or enter into new agreements with these various third parties. The agreements requiring consent include certain sales representative and distributor agreements, customer agreements, real property leases and license agreements. There can be no assurance that Accent Optical will be able to renegotiate or to negotiate new agreements on favorable terms, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2005, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	133,000	Corporate headquarters and manufacturing
Owned(1)	Pyongtaek-city, South Korea	39,000	Sales, service, engineering and manufacturing
Owned	Chiba Ken, Japan	50,000	Sales, service, engineering and manufacturing
Owned	Milpitas, California	4,602	Corporate housing
Leased	Tokyo, Japan	7,200	Corporate headquarters, sales, service and engineering
Leased	Kumamoto, Japan	3,250	Sales, service and engineering
Leased	Osaka, Japan	1,000	Sales and service
Leased	Hsinchu, Taiwan	3,250	Sales and service
Leased	Shanghai, China	1,400	Sales and service
Leased	Austin, Texas	1,130	Sales and service

(1)	Certain real estate improvements on this property are owned; the underlying land, however, is leased.

We believe that our existing facilities, which are currently utilized at or near capacity, are suitable and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe a Nova patent and seeks a preliminary and permanent injunction against their sale and unspecified damages. We do not believe any of our products infringe any valid claim of the Nova patent. We intend to vigorously and aggressively defend ourselves in the litigation. While the results of such litigation matters and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse impact on our financial position or results operations.

In August 2005, KLA-Tencor Corporation, or KLA, filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed a request for re-examination of two of the allegedly infringed KLA-Tencor patents with the U.S. Patent & Trademark Office (“PTO”). These requests for re-examination were recently accepted for review by the PTO. In March 2006, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the Nasdaq Stock Market under the symbol “NANO.” The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the Nasdaq Stock Market. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2005
First Quarter	$16.39	$11.07
Second Quarter	$13.35	$9.81
Third Quarter	$12.88	$10.85
Fourth Quarter	$12.01	$9.77
2004
First Quarter	$23.50	$13.86
Second Quarter	$18.94	$10.60
Third Quarter	$12.20	$7.50
Fourth Quarter	$17.72	$11.14

Shareholders

On February 28, 2006, the last reported sales price of our common stock on the Nasdaq Stock Market was $13.28 per share, and there were approximately 128 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,773,702	$10.78	1,864,927
Equity compensation plans not approved by security holders(1)	797,056	$8.32	114,834

Total	2,570,758	$10.01	1,979,761

(1)	The material features of each plan adopted without the approval of security holders is set forth in Footnote 9 to the consolidated financial statements.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004(b)	December 28, 2002	December 29, 2001(a)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Products	$61,012	$62,147	$34,592	$28,669	$42,653
Service	9,531	7,784	7,010	6,054	4,931

Total net revenues	70,543	69,931	41,602	34,723	47,584
Costs and expenses:
Cost of products	29,173	27,812	17,691	13,237	17,949
Cost of service	10,695	8,404	6,620	5,765	5,406
Research and development	12,533	12,827	13,399	13,765	10,760
Selling	10,945	11,748	11,496	10,862	9,523
General and administrative	11,882	5,137	4,689	5,104	4,177
Merger termination fee	(8,300)	—	—	—	—
Asset impairment	2,232	—	—	1,077	—

Total costs and expenses	69,160	65,928	53,895	49,810	47,815
Income (loss) from operations	1,383	4,003	(12,293)	(15,087)	(231)
Other income, net	346	122	686	589	1,973
Provision (benefit) for income taxes	218	426	5,860 (c)	(6,230)	782

Net income (loss)	$1,511	$3,699	$(17,467)	$(8,268)	$960

Basic net income (loss) per share	$0.12	$0.30	$(1.45)	$(0.70)	$0.08

Diluted net income (loss) per share	$0.11	$0.28	$(1.45)	$(0.70)	$0.08

Shares used in per share computation:
Basic	12,760	12,320	12,043	11,878	11,691

Diluted	13,471	13,364	12,043	11,878	12,161

(a)	We adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. Included in the net income for the year ended December 29, 2001 was $68 for amortization of goodwill, net of tax.
(b)	The fiscal year ended January 3, 2004 included 53 weeks, whereas the other periods presented included 52 weeks.
(c)	The income tax provision for the fiscal year ended January 3, 2004 primarily represents a charge of $6,020 to record a valuation allowance against deferred income tax assets.

	At
	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,394	$33,868	$29,892	$36,866	$47,227
Working capital	76,731	68,588	59,587	74,776	80,171
Total assets	136,300	133,769	121,740	134,688	142,355
Long-term liabilities including current portion	1,796	4,164	4,350	4,761	3,942
Total shareholders’ equity	120,343	116,829	108,441	124,106	129,845

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives and intentions. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could materially and adversely affect our business, operating results and financial condition. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

We are an innovator in the field of metrology systems for the semiconductor manufacturing industries. Our systems are designed to precisely monitor film thickness and critical dimensions that are necessary to control the manufacturing process and provide increased production yields and performance.

Capital expenditures by manufacturers of semiconductors, especially in Asia, and their suppliers are critical to our success. The demand by these manufacturers and suppliers is driven by the expected market demand for new products and new applications. The increasing complexity of the 300mm manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems. The incorporation of smaller features sizes, copper interconnect technology and optical critical dimension technology are expected to result in increased demand. Our strategy is to continue to innovate organically as well to evaluate strategic acquisitions in order to address business challenges and opportunities.

Our revenues are primarily derived from product sales, which includes sales of accessories, but also from customer service for the installed base of our products. In 2005, we derived 86.5% of our total net revenues from product sales and 13.5% of our total net revenues from services.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by cyclical growth. Recently, the industry emerged from an exceptionally long, cyclical downturn. Changing trends in the semiconductor industry is increasing the need for metrology as a major component of manufacturing systems. These trends include:

•	Conversion to 300mm Wafer Size. Semiconductor manufacturers are converting to 300mm wafers to achieve better production efficiencies. Most facilities are incorporating this wafer size, and our newest products are well-positioned to serve these facilities. It is important that we are successful in product evaluations with these new 300mm facilities in order to continue to gain market share.

•	Incorporation of Optical Critical Dimension Metrology in the Patterning Process. Our customers use phototlithographic processes to create patterns on wafers. Critical dimensions must be carefully controlled during this process. Our proprietary optical critical dimension systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state of the art devices.

•	Copper Interconnect Technology. The need for ever increasing device circuit speed coupled with lower power consumption has pushed semiconductor device manufacturers to begin the replacement of the subtractive aluminum interconnect process with copper damascene technology. This new copper processing technology has driven the need for new metrology techniques such as non-destructive laser profiling and the use of optical critical dimension (OCD) technology for control of the copper process.

•	Incorporation of 65nm and 45nm Feature Sizes. In an effort to reduce costs and increase device performance, semiconductor manufacturers are decreasing both the dye size and feature size. Monitoring the increased tolerance requirements on smaller features sizes requires increased use of metrology systems. Our thin film and critical dimension metrology systems are well suited and are being adopted for these next generation processes.

•	Reduced Number of Customers. Because of the escalating cost of 300mm manufacturing facilities, fewer semiconductor manufacturers can afford the significant investment in these next generation facilities. Therefore, fewer opportunities for semiconductors equipment companies exist. Given that the available number of potential customers is decreasing, pre-existing customer relationships, product positioning and critical mass take on greater importance.

•	Adoption of New Types of Thin Film Materials. Manufacturers are adopting new processes and technologies that increase the importance and utilization of thin film metrology systems. To achieve greater semiconductor device speed, manufacturers are utilizing copper and new, low dielectric constant (low k) insulating materials. Our advanced metrology solutions are required in the manufacturing process to characterize these materials.

•	Need for Improved Process Control to Drive Process Efficiencies. Competitive forces influencing semiconductor device manufacturers, such as price-cutting and shorter product life cycles, place pressure on manufacturers to rapidly achieve production efficiency. Device manufacturers are using our integrated and standalone metrology systems throughout the fab to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

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

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and also software that is incidental to the products. For product sales to existing customers, revenue recognition generally occurs at the time of shipment, as our terms are FOB shipping point, if we have met defined customer acceptance experience levels with both the customer and the specific type of equipment. All other product revenue is recognized upon customer acceptance including deemed acceptances. In Japan, where risk of loss and title transfers to the customer upon customer technical acceptance, revenue is recognized upon customer technical acceptance.

All of our products are assembled prior to shipment to our customers. We often perform limited installation for our customers; however such installation is inconsequential and perfunctory as it is also performed by third parties. Revenue related to spare parts sales is recognized generally upon shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty, billable repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to billable repairs of systems is recognized as services are performed. On occasion, customers request a warranty period longer than our standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, we follow the guidance of Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, generally we do not provide our customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

In limited situations we have multiple deliverables in our customer arrangements. Those situations arise with the sale of repair services and parts together. Revenues on such sales are recognized when both the services and parts have been delivered. We also provide technical support to our customers as part of our warranty program. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs.

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventories – We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in our market, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, we also consider the age of the inventory and potential cost to refurbish the inventory prior to sale. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional reserves may be required. Inventories are stated at the lower of cost, using the first-in, first-out method, or market value.

Product Warranties – We sell the majority of our products with a twelve month repair or replacement warranty from the date of acceptance which generally represents the date of shipment. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, we may use warranty information from other previous product introductions to guide us in estimating our warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts in accordance with changes in these factors.

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

Our accounting treatment of stock options will significantly change in the first quarter of 2006 due to our planned adoption of SFAS No. 123R (SFAS 123(R)), Share-Based Payment, which is effective for fiscal years beginning after June 15, 2005. See Recent Accounting Pronouncements and Note 9 below for more information.

Results of Operations

The following table presents our consolidated statements of operations data as a percentage of total net revenues for the years ended December 31, 2005, January 1, 2005, and January 3, 2004.

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net revenues:
Products	86.5%	88.9%	83.1%
Service	13.5	11.1	16.9

Total net revenues	100.0	100.0	100.0

Cost and expenses:
Cost of products	41.4	39.8	42.5
Cost of service	15.2	12.0	15.9
Research and development	17.8	18.3	32.2
Selling	15.5	16.8	27.6
General and administrative	16.8	7.4	11.3
Merger termination fee	(11.8)	—	—
Asset impairment	3.2	—	—

Total cost and expenses	98.0	94.3	129.5

Income (loss) from operations	2.0	5.7	(29.5)

Other income (expense):
Interest income	1.4	0.4	1.0
Interest expense	(0.1)	(0.1)	(0.2)
Other, net	(0.8)	(0.1)	0.9

Total other income, net	0.5	0.2	1.6

Income (loss) before provision for income taxes	2.5	5.9	(27.9)
Provision for income taxes	0.3	0.6	14.1

Net income (loss)	2.1%	5.3%	(42.0)%

Years ended December 31, 2005, January 1, 2005, and January 3, 2004

Total net revenues.    Our net revenues were comprised of the following categories:

	Years Ended		Percentage Change
	December 31, 2005	January 1, 2005
Automated systems	$34,270	$38,100	(10.1%)
Integrated systems	23,151	21,602	7.2
Tabletop systems	3,591	2,445	46.9
Service	9,531	7,784	22.4

Total net revenues	$70,543	$69,931	0.9

	Years Ended		Percentage Change
	January 1, 2005	January 3, 2004
Automated systems	$38,100	$25,620	48.7%
Integrated systems	21,602	6,106	253.8
Tabletop systems	2,445	2,866	(14.7)
Service	7,784	7,010	11.0

Total net revenues	$69,931	$41,602	68.1

In 2005, total net revenues increased slightly to $70.5 million from $69.9 million in 2004. Net revenues from automated systems decreased by 10.1% primarily due to decreased sales of our flat panel display, or FPD, products of approximately $7 million from 2004 (see “Sale of Flat Panel Display Business Unit”, below). Decreases in FPD revenues were offset by increases in other automated stand alone systems, particularly our Atlas automated metrology product as our customers continue to expand their capacity for 300mm production. Revenue from integrated systems increased by 7.2% from their 2004 level, primarily due to increased penetration in the Japanese market for our integrated metrology systems through our OEM relationship with Ebara. The increase in product revenues resulted from greater demand for semiconductor process control metrology equipment, particularly in the U.S. and Asia. We believe that this increased demand was attributable primarily to customers adding capacity in semiconductor production facilities as demand for semiconductors increased as a result of continuing favorable economic conditions in the U.S. and Asia in 2005.

Service revenue increased 22.4% to $9.5 million in 2005 from $7.8 million in 2004. The increase in service revenue was primarily attributable to higher sales of parts and services in the U.S. and Asia in 2005, which we believe was due to a growing installed base of systems that have passed their warranty periods. The weakening of the Japanese yen during the year reduced 2005 revenues by approximately $0.5 million.

In 2004, revenue from automated systems increased by 48.7% and integrated system revenue increased by 253.8% from their 2003 levels, primarily due to higher volume sales for each product group. The higher volume of sales for each product group is primarily due to our 300 mm products, such as the Atlas automated metrology product and 9010 integrated metrology system. The increase in product revenue resulted from greater demand for semiconductor process control metrology equipment and flat panel display equipment, particularly in the U.S. and Asia. We believe that this increased demand was attributable primarily to customers adding capacity in semiconductor production facilities as demand for semiconductors increased as a result of the continuing economic recoveries in the U.S. and Japan in 2004. Service revenue increased 11.0% from $7.0 million in 2003 to $7.8 million in 2004. The increase in service revenue was primarily attributable to higher sales of parts and services in the U.S. and Asia in 2004, which we believe is due to a growing installed base of systems that have passed their warranty periods. The strengthening of the Japanese yen accounted for approximately $1.4 million of total net revenues in 2004.

Cost of products.    Cost of product sales as a percentage of product sales increased to 47.8% in 2005 from 44.8% in 2004 due primarily to the decline in profitability of our FPD products (see “Sale of Flat Panel Display Business Unit”, below) and to a lesser extent, a higher provision for obsolete inventory as compared to the prior year. Cost of products as a percentage of product revenue decreased to 44.8% in 2004 from 51.1% in 2003 due primarily to increased product sales volume in 2004 resulting in lower per unit manufacturing costs. The decrease in cost of products as a percentage of product revenue in 2004 was partially offset by a write down of $0.8 million in slower moving inventory in 2004 based on our estimate that future forecasted sales for certain product lines had permanently declined. The warranty accrual at January 1, 2005 was $1.1 million, an increase of 106% compared to the same period in 2003. This increase resulted primarily from increased sales volume and the associated warranty costs.

Cost of service.    Cost of service as a percentage of service revenue increased slightly to 112.2% in 2005 from 108.0% in 2004 primarily as a result of higher customer service levels from our growing customer base, particularly in Asia. Cost of service as a percentage of service revenue increased from 94.4% in 2003 to 108.0% in 2004 primarily as a result of higher service costs from an increase in headcount and related overhead to provide additional support for our growing customer base, particularly in Asia. We could not fully recoup these costs in either year due to higher service demands from our customer base.

Research and development.    Research and development expenses were essentially flat with a slight decrease of 2.3% to $12.5 million in 2005 from $12.8 million in 2004. The decrease was primarily due to a research grant received from the Korean of $0.3 million and reflective of our cost cutting initiatives undertaken in the fourth quarter of 2005 including the sale of our FPD business unit in Japan. Research and development expenses decreased 4.3% from $13.4 million in 2003 to $12.8 million in 2004 primarily from lower materials expenses in 2004 resulting from cost cutting measures in the first half of the year. In the United States, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology. In Japan, our research and development efforts are focused on tabletop metrology. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain a competitive position. We expect research and development expenses to remain at current levels for the immediate future.

Selling.    Selling expenses decreased 6.8% to $10.9 million in 2005 from $11.7 million in 2004 primarily due to headcount reductions in sales and personnel-related expenses. Selling expenses increased slightly to $11.7 million in 2004 as compared to $11.5 million in 2003. The increase in selling expenses was due to higher sales commissions in 2004 over 2003 levels as a result of higher sales volume in 2004. This increase in 2004 was partially offset by the redeployment of some resources into service support, which resulted in a decrease of about 49.0% of our selling expenses in Japan.

General and administrative.    General and administrative expenses increased 131.3% to $11.9 million in 2005 from $5.1 million in 2004 as a result of professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act, legal expenses related to our ongoing patent infringement lawsuits, increased headcount as we have expanded and enhanced our finance function and expenses associated with the restatement of our financial results for 2004 and the first two quarters of 2005. General and administrative expenses increased 9.6% from $4.7 million in 2003 to $5.1 million in 2004 due in part to higher regulatory expenses.

Merger termination fee.    On January 21, 2005, we entered into a definitive merger agreement with August Technology Corporation. On June 28, 2005, we and August Technology Corporation announced the termination of the merger agreement. On that date, in accordance with the terms of the merger agreement, August Technology paid us a merger termination fee of $8.3 million and also paid us $2.6 million as reimbursement of our expenses associated with the merger agreement which we had capitalized in the first and second quarters of 2005.

Asset impairment.    In 2005, we recorded an asset impairment charge of $2.2 million related to certain assets in our FPD business unit. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we should assess the recoverability of assets when events become known which would indicate potential impairment. We evaluated the estimated future cash flows of certain asset groups in our FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset groups in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the second quarter of 2005.

Total other income, net.    Total other income, net, which primarily consists of interest income, interest expense and foreign currency transaction gains/losses, increased 183.6% to $346,000 in 2005 from $122,000 in 2004 primarily due to higher yields on cash investments and, to a lesser extent, higher cash investment balances. The increase in interest income was offset by higher currency transaction losses, primarily due to the weakening Japanese yen. Total other income decreased 82.2% from $686,000 in 2003 to $122,000 in 2004 primarily due to foreign currency transaction losses as well as lower interest income in 2004.

Provision for income taxes.    Our effective tax rate was 12.6%, 10.3% and 50.5% in 2005, 2004 and 2003 respectively. Our income tax expense in 2005 and 2004 was primarily a result of foreign income taxes as our U.S. federal income taxes were primarily offset by a reduction in deferred tax asset valuation allowances. The tax expense in 2003 resulted from a provision for income taxes of $6.0 million which primarily represented a charge to record a valuation allowance against deferred income tax assets. The charge was taken as a result of pretax losses incurred over the past several quarters coupled with uncertainty about future expected income in the then-existing market environment, making it more likely than not at that time that the deferred tax asset would not be realized. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Sale of Flat Panel Display Business Unit

During 2005, our FPD business unit experienced a significant decline in net revenues and related gross profit as other competitors entered the market for these products. For 2005, flat panel sales declined to approximately $2 million, and less than 10% gross margin, from approximately $9 million of sales and gross margins of approximately 45% for the corresponding prior year. Because of the expected continued decline in profitability, we decided to exit this market.

In September 2005, we entered into an agreement to sell our FPD business unit to Toho Technology Corporation, or Toho, effective October 2005. Toho received a non-exclusive perpetual license to use and sell our Film Thickness Measurements Systems in the flat panel market in exchange for $1.5 million. In addition, Toho will pay us a 7% royalty on future sales in excess of ¥800 million. Toho also purchased certain other existing assets from us including $0.9 million of inventory and $0.1 million of equipment related to the FPD business unit. We did not recognize a gain or loss on this transaction as we had previously evaluated the estimated future cash flows of the FPD asset group and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets and we recorded an impairment charge in the second quarter of fiscal 2005 (see “Asset impairment” above).

We have also agreed with Toho to continue to provide sales efforts for FPD products and maintenance service for installed units in certain Asian countries. We will receive a commission from Toho on their future sales of FPD products in certain designated countries. As a result of the sale of the FPD business unit, we do not expect this revenue will be replaced except to the extent that we receive future sales commissions from Toho. We expect the sale of the FPD business unit to have an accretive effect to future operating results and cash flows.

Liquidity and Capital Resources

At December 31, 2005, our cash, cash equivalents and short-term investments totaled $45.4 million compared to $33.9 million at January 1, 2005 and $29.9 million at January 3, 2004. The short-term investments consist of U.S. Treasury Bills. Our working capital of $76.7 million at December 31, 2005 increased from $68.6 million at January 1, 2005 and $59.6 million at January 3, 2004.

Operating activities provided net cash of $7.2 million in 2005. This source of cash in 2005 resulted primarily from net income, including the merger termination fee of $8.3 million, and non-cash charges for depreciation and amortization, asset impairment and a decrease in accounts receivable. The decrease in accounts receivable was due to lower sales in the fourth quarter of 2005 as compared to the fourth quarter of 2004. Operating activities provided net cash of $2.1 million in 2004. This source of cash in 2004 resulted primarily from net income and non-cash charges for depreciation and amortization and higher levels of current liabilities. These sources of cash were offset to a large extent by higher accounts receivable resulting from our revenue increase of 68.1% in 2004. The increase in accounts receivable was due to the higher concentration of revenue in the third and fourth quarters of 2004 as compared to 2003.

Investing activities provided net cash of $14.3 million in 2005, $3.2 million in 2004 and $6.0 million in 2003. The timing of purchases and the initial maturities of U.S. Treasury Bills result in their classification as cash and cash equivalents or short-term investments. The increase in cash from investing activities was primarily attributable to a net reduction in the maturities of our U.S. Treasury Bills such that they were classified as cash equivalents at December 31, 2005. Our capital expenditures were $0.3 million, $0.9 million and $1.0 million in 2005, 2004 and 2003, respectively. These expenditures in 2003 were used primarily to continue the process of internalizing our manufacturing capacity in the United States through, for example, the purchase of a machine shop, machining equipment and improvements to our building. This internalization process was completed in the first quarter of 2004 and as a result capital expenditures decreased in subsequent periods.

Financing activities provided net cash of $3.1 million in 2005, $2.3 million in 2004 and $0.7 million in 2003 primarily resulting from the sale of shares under our stock option plans, offset to some extent by the net repayment of debt obligations by our Japanese subsidiary.

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

Due to the cyclical nature of our business, we may seek outside financing opportunistically in the future. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations in the future. On January 25, 2006, we entered into a definitive merger agreement with Accent Optical Technologies (“Accent”). We have agreed to loan Accent an aggregate of $2.5 million to fund its operating activities between the signing of the merger agreement and closing , which is expected to occur by the end of the second quarter of fiscal 2006, subject to customary closing conditions. As of March 22, 2006, we have advanced a total of $750,000 to Accent under this agreement. In addition, if the merger is consummated, it may result in cash outflows related to integration activities. Estimates of these outflows are not currently known. Our management and the management of Accent are in the process of making these assessments. Notwithstanding the cash outflows that may result from integrating the two companies, we believe the merger, if consummated, will enhance our liquidity and capital resources.

Contractual obligations

The following table summarizes our contractual cash obligations as of December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations(1)	$1,796	$400	$705	$691	$—
Revolving line of credit	1,186	1,186	—	—	—
Operating lease obligations	697	354	196	142	5

(1)	Our debt obligations primarily relate to the expansion of our Japanese facilities and do not include interest, which we are obligated to pay.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 31, 2005 was approximately $1.4 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

We have no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, Chapter 4, to clarify that abnormal amount of idle facility, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for our fiscal year 2006, and requires one of two transition methods to be applied. We are in the process of determining which transition method we will apply. SFAS No. 123(R) will have a significant impact on our results of operations as we will be required to record compensation expense rather than disclose the impact on our results of operations within our footnotes (Please see our disclosure under Footnote 1 to our Consolidated Financial Statements addressing stock-based compensation).

In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may draw different conclusions regarding the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models – SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. We do not anticipate any impact on our consolidated results of operations and financial condition upon adoption of SFAS 154.

In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions” when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. We do not anticipate any impact on our consolidated results of operations and financial condition upon adoption of the provisions of Issue No. 04-13.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States: 66.7%, 71.8% and 74.8% of sales in 2005, 2004 and 2003, respectively. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies. Foreign currency transactions resulted in a loss of $0.6 million, and $0.1 million in 2005 and 2004, respectively and a gain of $0.4 million in 2003. In addition, our exposure to foreign exchange rate fluctuations arises in part from current intercompany accounts in which costs (primarily product costs) from the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in U.S. Dollars and the net payable to the United States parent amounted to $2.5 million as of December 31, 2005. A hypothetical 10% change in the foreign currency exchange rate at December 31, 2005 would result in less than $0.3 million increase or decrease in transaction gains or losses which would be included in our net income.

In foreign locations we have approximately $3.5 million of net assets, including long-term loans payable to the United States parent, and, as a result, a hypothetical 10% change in the foreign currency exchange rate at December 31, 2005 would result in approximately $0.4 million increase or decrease in the net assets and a corresponding increase or decrease in other comprehensive income.

Interest Rate Risk

Our investments in marketable securities are subject to interest rate risk. However, due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at December 31, 2005 and January 1, 2005. We also have fixed rate yen denominated debt obligations in Japan that have no interest rate risk. At December 31, 2005 and January 1, 2005, our total debt obligation was $1.8 million and $3.2 million, respectively, with a long-term portion of $1.4 million and $2.1 million, respectively. In addition, at December 31, 2005, we have borrowed $1.2 million at 1.5% under a revolving line of credit. A hypothetical 10% change in interest rates at December 31, 2005 would not have a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nanometrics, Incorporated

Milpitas, CA

We have audited the accompanying consolidated balance sheets of Nanometrics, Incorporated as of December 31, 2005 and January 1, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. We have also audited the consolidated financial statement schedule listed in Item 15 for the years ended December 31, 2005 and January 1, 2005. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanometrics, Incorporated at December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such information for the years ended December 31, 2005 and January 1, 2005 included in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nanometrics, Incorporated internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an adverse opinion on the effectiveness of internal controls over financial reporting.

BDO Seidman, LLP

San Francisco, CA

March 14, 2006

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nanometrics Incorporated:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended January 3, 2004 of Nanometrics Incorporated and subsidiaries (the “Company”). Our audit also included the consolidated financial statement schedule for the year ended January 3, 2004 listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended January 3, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Jose, California

March 29, 2004

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$40,445	$15,949
Short-term investments	4,949	17,919
Accounts receivable, net of allowances of $592 and $603, as of December 31, 2005 and January 1, 2005, respectively	18,983	22,222
Inventories	25,656	25,494
Prepaid expenses and other	1,259	944

Total current assets	91,292	82,528
Property, plant and equipment, net	42,928	49,035
Intangible assets	639	924
Other assets	1,441	1,282

Total assets	$136,300	$133,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$1,186	$—
Accounts payable	3,348	3,146
Accrued payroll and related expenses	1,540	2,512
Deferred revenue	3,448	3,506
Other current liabilities	3,869	2,097
Income taxes payable	770	1,515
Current portion of debt obligations	400	1,164

Total current liabilities	14,561	13,940
Deferred income taxes and other long-term liabilities	—	930
Debt obligations	1,396	2,070

Total liabilities	15,957	16,940

Commitments and contingencies (See Note 8)

Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 12,990,894 and 12,566,636 outstanding as of December 31, 2005 and January 1, 2005, respectively	107,294	104,191
Retained earnings	12,218	10,707
Accumulated other comprehensive income	831	1,931

Total shareholders’ equity	120,343	116,829

Total liabilities and shareholders’ equity	$136,300	$133,769

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net revenues:
Products	$61,012	$62,147	$34,592
Service	9,531	7,784	7,010

Total net revenues	70,543	69,931	41,602

Costs and expenses:
Cost of products	29,173	27,812	17,691
Cost of service	10,695	8,404	6,620
Research and development	12,533	12,827	13,399
Selling	10,945	11,748	11,496
General and administrative	11,882	5,137	4,689
Merger termination fee	(8,300)	—	—
Asset impairment and disposition	2,232	—	—

Total costs and expenses	69,160	65,928	53,895

Income (loss) from operations	1,383	4,003	(12,293)

Other income (expense):
Interest income	998	276	397
Interest expense	(73)	(110)	(96)
Other, net	(579)	(44)	385

Total other income, net	346	122	686

Income (loss) before income taxes	1,729	4,125	(11,607)
Provision for income taxes	218	426	5,860

Net income (loss)	$1,511	$3,699	$(17,467)

Basic net income (loss) per share	$0.12	$0.30	$(1.45)

Diluted net income (loss) per share	$0.11	$0.28	$(1.45)

Shares used in per share computation:
Basic	12,760	12,320	12,043

Diluted	13,471	13,364	12,043

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 28, 2002	12,006,641	$99,911	$24,475	$(280)	$124,106
Comprehensive loss:
Net loss	—	—	(17,467)	—	(17,467)	$(17,467)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	614	614	614

Comprehensive loss	—	—	—	—	—	$(16,853)

Issuance of common stock under stock option plans	159,375	1,188	—	—	1,188

Balances, January 3, 2004	12,166,016	101,099	7,008	334	108,441
Comprehensive income:
Net income	—	—	3,699	—	3,699	$3,699
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	1,597	1,597	1,597

Comprehensive income	—	—	—	—	—	$5,296

Issuance of common stock under employee stock purchase plan	59,332	620	—	—	620
Issuance of common stock under stock option plans	341,288	2,432	—	—	2,432
Tax benefit of employee stock transactions	—	40	—	—	40

Balances, January 1, 2005	12,566,636	104,191	10,707	1,931	116,829
Comprehensive income:
Net income	—	—	1,511	—	1,511	$1,511
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(1,100)	(1,100)	(1,100)

Comprehensive income	—	—	—	—	—	$411

Issuance of common stock under employee stock purchase plan	61,153	616	—	—	616
Issuance of common stock under stock option plans	363,105	2,331	—	—	2,331
Tax benefit of employee stock transactions	—	156	—	—	156

Balances, December 31, 2005	12,990,894	$107,294	$12,218	$831	$120,343

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Cash flows from operating activities:
Net income (loss)	$1,511	$3,699	$(17,467)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,437	2,667	2,506
Asset impairment	2,232	—	—
Gain on disposal of asset	(6)	—	—
Deferred income taxes	—	—	6,007
Changes in assets and liabilities:
Accounts receivable	1,717	(7,124)	(4,630)
Inventories	(731)	(598)	2,042
Prepaid income taxes	—	—	2,195
Prepaid expenses and other current assets	(555)	(48)	155
Accounts payable, accrued and other current liabilities	1,138	2,399	794
Deferred revenue	63	1,089	778
Income taxes payable	(558)	6	1,374

Net cash provided by (used in) operating activities	7,248	2,090	(6,246)

Cash flows from investing activities:
Proceeds from sale of assets	1,603	—	—
Purchases of short-term investments	(50,030)	(35,976)	(71,044)
Sales/maturities of short-term investments	63,000	40,000	78,000
Purchases of property, plant and equipment	(322)	(871)	(990)
Other assets	—	—	28

Net cash provided by investing activities	14,251	3,153	5,994

Cash flows from financing activities:
Proceeds from issuance of debt obligations	1,789	2,473	285
Repayments of debt obligations	(1,625)	(3,177)	(818)
Proceeds from issuance of common stock under employee stock purchase and stock option plans	2,947	3,052	1,188

Net cash provided by financing activities	3,111	2,348	655

Effect of exchange rate changes on cash	(114)	409	(421)

Net change in cash and cash equivalents	24,496	8,000	(18)
Cash and cash equivalents, beginning of year	15,949	7,949	7,967

Cash and cash equivalents, end of year	$40,445	$15,949	$7,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$102	$96

Cash paid (received) for income taxes, net	$1,061	$327	$(3,955)

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

1.    Significant Accounting Policies

Description of Business – Nanometrics Incorporated (Nanometrics or the Company) and its wholly owned subsidiaries design, manufacture, market, sell and support thin film, optical critical dimension and overlay dimension metrology systems for customers in the semiconductor and, until October 2005, flat panel display industries (See Note 12 “Asset Impairment and Disposition”). These metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The Company’s optical critical dimension technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. The corporate headquarters of Nanometrics is located in Milpitas, California.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of shareholders’ equity. Foreign currency transaction gains and losses are reflected in “Other income” in the consolidated statement of operations in the period incurred and consist of a loss of $0.6 million in 2005, a loss of $0.1 million in 2004 and a gain of $0.4 million in 2003.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and software that is incidental to the products. For product sales to existing customers, revenue recognition generally occurs at the time of shipment, as the Company’s terms are FOB shipping point, if defined customer acceptance experience levels have previously been met with both the customer and the specific type of equipment. All other product revenues are recognized upon customer acceptance including deemed acceptance. In Japan, where risk of loss and title transfers to the customer upon customer technical acceptance, revenue is recognized upon customer technical acceptance.

All products are assembled prior to shipment to customers. The Company often performs limited installation for its customers, however, such installation is inconsequential and perfunctory as it is also performed by third parties. Revenue related to spare parts sales is recognized generally upon shipment and is included as part of

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

service revenue. Service revenue also includes service contracts and non-warranty, billable repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to billable repairs of systems not under contract is recognized as services are performed. On occasion, customers request a warranty period longer than the Company’s standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, the Company follows the guidance of Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, generally the Company does not provide its customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

In limited situations, multiple deliverables may be included in customer arrangements. Those situations arise with the sale of repair services and parts together. Revenues on such sales are recognized when both the services and parts have been delivered. The Company also provides technical support to its customers as part of its warranty program. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs.

Fiscal Year – The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, fiscal year 2005 consisted of 52 weeks and ended on December 31, 2005, fiscal year 2004 consisted of 52 weeks and ended on January 1, 2005 and fiscal year 2003 consisted of 53 weeks and ended on January 3, 2004.

Cash and Cash Equivalents – Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

Short-Term Investments – Short-term investments consist of United States Treasury Bills which are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on Nanometrics’ intended use. The cost of securities sold is based on the specific identification method. The unrealized gains and losses from short-term investments are included in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are included in other income or expense. Such amounts have not been material during any of the periods presented. All of the short-term investments have a contractual maturity of one year or less.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

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

Inventories – Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, Nanometrics’ ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from its suppliers. The Company has established inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, the age of the inventory and potential cost to refurbish the inventory prior to sale is also considered. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.

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

Intangible Assets – Intangible assets consist primarily of technology purchased from a third-party. This technology is used in the manufacturing of current products. Costs related to internally developed intangible assets are expensed as incurred. Acquired intangible assets are amortized using the straight-line method over estimated useful lives of five to seven years.

Goodwill – On January 1, 2002, Nanometrics adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This Statement eliminates the amortization of goodwill and requires that goodwill be reviewed at least annually for impairment. Nanometrics had no goodwill on its balance sheet at December 31, 2005 or January 1, 2005.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or changes to the overall business strategies are made. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset, or asset group, and their eventual disposition against their carrying amounts. If the aggregate undiscounted cash flows are less than the

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with fair value generally determined based on an estimate of discounted future cash flows.

Income Tax Assets and Liabilities – The Company accounts for income taxes based on SFAS No. 109 Accounting for Income Taxes, whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. The Company evaluates the deferred tax assets on an annual basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. The income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in the valuation allowance.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income consists of the following (in thousands):

	At
	December 31, 2005	January 1, 2005
Accumulated unrealized gains on available-for-sale securities, net	$—	$—
Accumulated translation adjustments, net of income taxes	831	1,931

Accumulated other comprehensive income	$831	$1,931

Product Warranties – The Company sells the majority of its products with a 12 month repair or replacement warranty from the date of acceptance which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors.

A reconciliation of the changes to the Company’s warranty accrual for 2005, 2004 and 2003 was as follows (in thousands):

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Balance as of beginning of period	$1,055	$513	$261
Actual warranty costs	(1,170)	(869)	(463)
Provision for warranty	1,555	1,411	715

Balance as of end of period	$1,440	$1,055	$513

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

Guarantees – In addition to product warranties, from time to time, in the normal course of business, the Company indemnifies certain customers with whom it enters into a contractual relationship. The Company has agreed to hold the other party harmless against third party claims that its products, when used for their intended purpose(s), infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the balance sheets as of December 31, 2005 and January 1, 2005.

Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of sales.

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

The Company’s accounting treatment of stock options will significantly change during 2006 due to its planned adoption of SFAS No. 123R (SFAS 123(R)), Share-Based Payment, which is effective for the Company’s fiscal year beginning January 1, 2006. See Recently Issued Accounting Pronouncements below. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value recognition provisions of SFAS No. 123 had been applied to employee stock benefits, including shares issued under the stock option plans and under the Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. Pro forma information follows (in thousands, except per share amounts):

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income (loss):
As reported	$1,511	$3,699	$(17,467)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,865)	(5,304)	(8,521)

Pro forma net loss	$(3,354)	$(1,605)	$(25,988)

Basic net income (loss) per share:
As reported	$0.12	$0.30	$(1.45)
Pro forma	$(0.26)	$(0.13)	$(2.16)
Diluted net income (loss) per share:
As reported	$0.11	$0.28	$(1.45)
Pro forma	$(0.26)	$(0.13)	$(2.16)
Basic Shares:
As reported	12,760	12,320	12,043
Pro forma	12,760	12,320	12,043
Diluted Shares:
As reported	13,471	13,364	12,043
Pro forma	12,760	12,320	12,043

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value calculations on stock-based awards under the 2005, 2000 and 1991 Stock Option Plans, the 2002 Nonstatutory Stock Option Plan and the 2000 and 1991 Director Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Stock Options:
Expected life	4.4 years	3.4 years	3 years
Volatility	87%	90%	90%
Risk free interest rate	3.98%	2.87%	2.40%
Dividends	—	—	—
Forfeiture rate	25%	27%	25%
Weighted average fair value	$8.31	$7.81	$2.70

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

The Company’s fair value calculations on stock-based awards under the Employee Stock Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Employee Stock Purchase Plan:
Expected life	6 months	6 months
Volatility	60%	90%
Risk free interest rate	1.4%	1.1%
Dividends	—	—
Weighted average fair value	$10.07	$10.46

There were no options outstanding under the Employee Stock Purchase Plan in 2003.

Net Income Per Share – Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. For 2005 and 2004, stock options with exercise prices in excess of the fair market value of common stock were excluded from the diluted weighted average shares outstanding, as their effect is anti-dilutive. During 2003, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Weighted average shares outstanding – shares used in basic net income per share computation	12,760	12,320	12,043
Dilutive effect of stock options, using the treasury stock method	711	1,044	—

Shares used in diluted net income per share computation	13,471	13,364	12,043

For 2005, 2004 and 2003, diluted net income (loss) per share excluded common equivalent shares outstanding of 1.2 million, 1.6 million and 2.9 million, respectively, as their effect was antidilutive.

Certain Significant Risks and Uncertainties – Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable (see Note 14). All cash equivalents at December 31, 2005 and January 1, 2005 were deposited with two financial institutions which the Company believes are of high credit quality. Cash equivalent deposits with financial institutions may, at times, exceed federally insured limits, however, the Company has not experienced any losses on such accounts.

For short-term investments, credit risk is limited by placing all investments with high credit quality issuers and limits the amount of investment with any one issuer. The Company only invests in United States Treasury Bills with maturities of one year or less. As of December 31, 2005, the fair value of those investments approximated cost.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

The Company sells its products primarily to end users in the United States and Asia, and generally does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company’s top ten largest customers in 2005 and 2004 consisted of 74.2% and 65.9%, respectively, of its total net revenues.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement amends ARB No. 43, Chapter 4, to clarify that abnormal amount of idle facility, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for the Company’s fiscal year 2006, and requires one of two

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

transition methods to be applied. The Company is in the process of determining which transition method it will apply. SFAS No. 123(R) will have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense rather than disclose the impact on its consolidated results of operations within the footnotes.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position or consolidated results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. Adoption of SFAS 154 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions” when such transactions

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. Adoption of the provisions of Issue No. 04-13 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

2.    Inventories

Inventories consist of the following (in thousands):

	At
	December 31, 2005	January 1, 2005
Raw materials and subassemblies	$14,175	$14,391
Work in process	5,021	4,330
Finished goods	6,460	6,773

Total inventories	$25,656	$25,494

3.    Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	At
	December 31, 2005	January 1, 2005
Land	$16,759	$16,934
Building and improvements	28,453	33,149
Machinery and equipment	7,379	7,332
Furniture and fixtures	1,924	1,918

	54,515	59,333
Accumulated depreciation and amortization	(11,587)	(10,298)

Total property, plant and equipment, net	$42,928	$49,035

Depreciation expenses were incurred of $2.2 million, $2.3 million and $2.1 million for 2005, 2004 and 2003, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

4.    Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of December 31, 2005 and January 1, 2005 consist of (in thousands):

December 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Purchased technology	$1,790	$1,151	$639
Other	250	250	—

Total	$2,040	$1,401	$639

January 1, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Purchased technology	$2,290	$1,395	$895
Other	250	221	29

Total	$2,540	$1,616	$924

In 2005, $0.5 million of purchased technology, which was fully amortized, was written off.

The estimated future amortization expense is as follows (in thousands):

Fiscal Years
2006	$256
2007	256
2008	127

Total amortization	$639

Amortization is computed using the straight-line method over a weighted average period of seven years for purchased technology and five years for other intangible items. Amortization for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $0.3 million, $0.4 million and $0.4 million, respectively. Internally developed patent costs are expensed as incurred. No patents or other internally developed intangible assets have been capitalized.

5.    Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	At
	December 31, 2005	January 1, 2005
Accrued warranty	$1,440	$1,055
Accrued professional services	1,518	235
Other	911	807

Total other current liabilities	$3,869	$2,097

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

6.    Debt Obligations

Debt obligations consist of the following (in thousands):

	At
	December 31, 2005	January 1, 2005
1995 working capital bank loan	$—	$195
1996 working capital bank loan	47	148
2000 working capital bank loan	1,749	2,422
Other debt obligations	—	469

Total	1,796	3,234
Current portion of debt obligations	(400)	(1,164)

Debt obligations	$1,396	$2,070

The 1995 working capital bank loan was obtained by the Company’s Japanese subsidiary. The loan was collateralized by receivables of the Japanese subsidiary and was guaranteed by Nanometrics Incorporated. The loan was denominated in Japanese yen (¥20,000,000 at January 1, 2005) and carried interest at 2.9% per annum. The loan was payable in quarterly installments until May 2005.

The 1996 working capital bank loan was obtained by the Company’s Japanese subsidiary and is collateralized by land and building in Japan. The loan is denominated in Japanese yen (¥5,600,000 at December 31, 2005) and bears interest at 3.4% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in May 2006.

The 2000 working capital bank loan was obtained by the Company’s Japanese subsidiary and is collateralized by land and building in Japan. The loan is denominated in Japanese yen (¥206,400,000 at December 31, 2005) and bears interest at 2.1% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in November 2010.

Other debt obligations represented short-term borrowings by the Company’s Japanese subsidiary and were collateralized by the subsidiary’s accounts receivable. The borrowings were denominated in Japanese yen and carried interest at 2.74% per annum.

The Company is not in breach of any restrictive covenants in connection with its debt.

At December 31, 2005, future annual maturities of debt obligations were as follows (in thousands):

2006	$400
2007	353
2008	352
2009	352
2010	339

Total	$1,796

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

7.    Line of Credit

During the second quarter 2005, the Company renewed a revolving line of credit with a Japanese bank. This revolver is an unsecured line of credit, and the Company may borrow up to ¥400 million through June 2006. Borrowings under the line of credit bear interest at a rate of 1.5%. There are no restrictive covenants under the line of credit agreement. As of December 31, 2005, outstanding borrowings were ¥140 million, or approximately $1.19 million translated at the spot rate effective as of December 31, 2005. As of January 1, 2005, there were no amounts drawn under the previous line of credit arrangement with the same bank.

8.    Commitments and Contingencies

The Company leases administrative facilities and certain equipment under noncancellable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2005, 2004, and 2003 was approximately $0.4 million, $0.3 million and $0.4 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

2006	$354
2007	109
2008	87
2009	81
2010	61
Thereafter	5

Total	$697

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

In August 2005, Nanometrics was served with a complaint by KLA-Tencor alleging that certain Company products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products and unspecified

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

damages. The Company does not believe that any of its products infringe the intellectual property of any third party and intends to vigorously and aggressively defend itself in the litigation. As part of such defense, Nanometrics had filed a request for re-examination of the two allegedly infringed KLA-Tencor patents with the U.S. Patent & Trademark Office (“PTO”). These requests for re-examination were recently accepted for review by the PTO. In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examination is completed.

9.    Shareholders’ Equity

Common Stock

The authorized capital stock of Nanometrics consists of 50,000,000 common shares, of which 50,000,000 shares have been designated “Common Stock.”

Stock Option Plans

Options to acquire common stock generally vest at a rate of 33.3% upon each anniversary of the stock option grant, and generally expire between five and seven years from the date of grant. The Nanometrics option plans are as follows:

Plan Name	Participants	Shares Authorized
2005 Equity Incentive Plan	Employees and consultants	1,200,000
2002 Nonstatutory Stock Option Plan	Employees and consultants	1,200,000
2000 Employee Stock Option Plan	Employees and consultants	2,450,000
2000 Director Stock Option Plan	Non-employee directors	250,000
1991 Stock Option Plan	Employees and consultants	3,000,000
1991 Director Stock Option Plan	Non-employee directors	300,000

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

During the fourth quarter of 2002, the Company offered to cancel qualifying options to purchase up to 1,962,020 shares of Nanometrics common stock granted under the 2000 Employee Stock Option Plan and the 1991 Stock Option Plan. Qualifying options included only those options with an exercise price of greater than or equal to $10.00 per share. On December 16, 2002, the Company cancelled options to purchase 1,569,020 shares of Nanometrics common stock. On June 17, 2003, the Company granted all participating employees options equal to 90% of the options cancelled, or a total of 1,398,621 options, at the then fair value of the common stock.

	Outstanding Options
	Shares Available	Number of Shares	Weighted Average Exercise Price
Option activity under the plans is summarized as follows:
Balances, December 28, 2002	3,234,469	1,410,594	$14.27
Exercised	—	(159,375)	7.46
Granted	(2,030,495)	2,030,495	6.67
Canceled	116,176	(366,518)	10.16

Balances, January 3, 2004	1,320,150	2,915,196	$9.86
Exercised	—	(341,288)	7.12
Granted	(453,550)	453,550	12.72
Canceled	305,749	(395,183)	12.09

Balances, January 1, 2005	1,172,349	2,632,275	$10.38
Shares added through the 2005 Equity Incentive Plan	1,200,000	—	—
Exercised	—	(363,105)	6.43
Granted	(793,900)	793,900	12.39
Canceled	401,312	(492,312)	18.46

Balances, December 31, 2005	1,979,761	2,570,758	$10.01

Additional information regarding options outstanding as of December 31, 2005 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.14– $ 5.70	914,797	4.38	$5.61	900,959	$5.64
$ 5.71– $ 8.51	291,803	4.55	$7.49	199,171	$7.44
$ 8.52– $ 17.01	1,243,958	5.53	$12.76	285,181	$13.95
$17.02– $29.20	120,200	2.92	$21.20	108,064	$21.31

$ 3.14– $29.20	2,570,758	4.89	$10.01	1,493,375	$8.60

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (the 2003 ESPP), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Nanometrics may grant up to 750,000 shares under the 2003 ESPP. Shares issued

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

under the 2003 ESPP were 61,153 in 2005 at a weighted average price of $10.07, and 59,332 in 2004 at a weighted average price of $10.46. There were no shares issued during 2003.

10. Merger Termination

On January 21, 2005, Nanometrics and August Technology Corporation entered into a definitive merger agreement. On June 28, 2005, August Technology Corporation and the Company announced the termination of the merger agreement. In accordance with the terms of the merger agreement, August Technology paid Nanometrics a merger termination fee of $8.3 million on June 28, 2005. Also in accordance with the terms of the merger agreement, August Technology paid to the Company $2.6 million as reimbursement of the Company’s expenses associated with the merger agreement on the same date.

11. Asset Impairment and Disposition

During the quarter ended July 2, 2005, Nanometrics recorded an asset impairment charge of $2.2 million related to certain assets of the flat panel display (“FPD”) business unit. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company should assess the recoverability of assets when events become known which would indicate potential impairment. The Company evaluated the estimated future cash flows of the FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset group in excess of the associated discounted future cash flows. Accordingly, the Company recorded an asset impairment charge during the second quarter of fiscal 2005.

In September 2005, Nanometrics announced it had entered into an agreement to sell its FPD business unit to Toho Technology Corporation (“Toho”); the agreement became effective in October 2005. The Company decided to sell the FPD business unit as it had experienced a significant decline in revenues and related gross profit as other competitors have entered the market. Toho received a non-exclusive perpetual license to use and sell Nanometrics Film Thickness Measurements Systems in the flat panel market in exchange for $1.5 million. In addition, Toho will pay a 7% royalty on future sales in excess of ¥800 million. Toho also purchased certain other existing assets at net book value from Nanometrics including $0.9 million of inventory and $0.1 million of equipment related to the FPD business unit. The Company also agreed with Toho to continue to provide sales efforts for FPD products and maintenance service for installed units in certain Asian countries. The Company will receive a commission from Toho on their future sales of FPD products in designated countries. Due to this continuing involvement, the Company does not consider the FPD business unit to be a discontinued operation.

12. Income Taxes

Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Domestic	$9,265	$3,255	$(11,637)
Foreign	(7,536)	870	30

Income (loss) before income taxes	$1,729	$4,125	$(11,607)

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Current:
Federal	$(34)	$(320)	$(553)
State	37	4	4
Foreign	215	742	402

	218	426	(147)

Deferred:
Federal	—	—	3,700
State	—	—	2,306
Foreign	—	—	1

	—	—	6,007

Provision for income taxes	$218	$426	$5,860

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At
	December 31, 2005	January 1, 2005
Deferred tax assets – current:
Reserves and accruals not currently deductible	$3,689	$3,470
Capitalized inventory costs	1,360	976

Total gross deferred tax assets – current	5,049	4,446
Valuation allowance	(5,049)	(4,446)

Total net deferred tax assets – current	$—	$—

Deferred tax assets (liabilities) noncurrent:
Tax credit carryforwards	$5,518	$5,340
Depreciation	(2,256)	(2,851)
Reserves and accruals	1,916	311
Intangible assets	1,762	1,907
Net operating loss carryforwards	406	3,226
Translation adjustments	161	(684)

Total net deferred tax assets (liabilities) – noncurrent	7,507	7,249
Valuation allowance	(7,507)	(7,924)

Total net deferred tax assets (liabilities) – noncurrent	$—	$(675)

During the year ended December 31, 2005 the valuation allowance increased $186,000 including $161,000 that was related to the translation adjustment which is reflected in other comprehensive income rather than the provision for income taxes. During the year ended January 1, 2004 the valuation allowance decreased by $1,226,000

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.2 million, which expire after 2023. As of December 31, 2005, the Company did not have any net operating loss carryforwards for California income tax purposes.

As of December 31, 2005, the Company had available for carryforward research and experimental tax credits, minimum tax credits and foreign tax credits for federal income tax purposes of $2.6 million, $0.3 million and $1.0 million respectively. Federal credit carryforwards begin to expire after 2006.

As December 31, 2005, the Company had available for carryforward state research and experimental tax credits of $2.2 million. State research and experimental tax credits carryforward indefinitely.

Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes consist of the following (in thousands):

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Income taxes computed at U.S. statutory rate	$605	$1,139	$(4,062)
State income taxes	37	3	(1,394)
Foreign tax provision higher than U.S. rates	300	131	426
Foreign sales corporation benefit	—	—	(11)
Change in valuation allowance	(655)	(1,226)	13,405
Tax credits	(197)	—	(1,323)
Other, net	128	379	(1,181)

Provision for income taxes	$218	$426	$5,860

13.    Bonus Plans

The Company incurred $2.0 million and $1.2 million in 2005 and 2004, respectively, under the Company’s formal discretionary cash bonus plan, which covers all eligible employees. No amount was paid in 2003 pursuant to the plan.

14.    Major Customers

In 2005, three customers, Applied Materials, Samsung and Ebara represented 20.6%, 15.9% and 12.5% of our total net revenues, respectively. In 2004, sales to Applied Materials accounted for 21.4% and sales to Samsung accounted for 14.7% of total net revenues. In 2003, sales to Applied Materials accounted for 15.4% and sales to Hynix Semiconductor accounted for 12.0% of total net revenues.

At December 31, 2005, one customer accounted for 31.4% of total accounts receivable. At January 1, 2005, one customer accounted for 10.7% of total accounts receivable.

15.    Product, Segment and Geographic Information

The Company’s operating divisions consist of geographically based entities in the United States, Japan, South Korea and Taiwan. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, the Company

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. For the years ended December 31, 2005, January 1, 2005 and January 3, 2004, the Company recorded revenue from customers primarily in the United States and Asia. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Total net revenues:
United States	$23,520	$19,707	$10,504
Japan	18,419	20,685	10,319
South Korea	17,873	13,473	9,063
Taiwan	7,716	8,130	8,935
All other	3,015	7,936	2,781

Total net revenues*	$70,543	$69,931	$41,602

*	Net revenues are attributed to countries based on the customer’s deployment and service locations of systems.

	At
	December 31, 2005	January 1, 2005
Long-lived tangible assets:
United States	$37,622	$39,005
Japan	2,391	7,409
South Korea	4,333	3,870
Taiwan	23	33

Total long-lived assets	$44,369	$50,317

The Company’s product lines differ primarily based on the environment the systems will be used in. Automated systems are used primarily in high-volume production environments. Integrated systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Tabletop systems are used primarily in low-volume production environments and in engineering labs where automated handling and high throughput are not required. Revenues by product type were as follows (in thousands):

	Years Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Automated systems	$34,270	$38,100	$25,620
Integrated systems	23,151	21,602	6,106
Tabletop systems	3,591	2,445	2,866

Total product revenues	$61,012	$62,147	$34,592

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

16.    Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the year ended December 31, 2005 and January 1, 2005 (in thousands, except per share amounts):

	Quarters Ended
	Dec. 31, 2005	Oct 1, 2005	Jul. 2, 2005	Apr. 2, 2005
Total net revenues	$14,225	$14,231	$18,736	$23,350
Gross profit	6,594	5,368	7,665	11,045
Income (loss) from operations	(2,504)	(3,666)	4,826	2,725
Net income (loss)	(2,060)	(3,403)	4,488	2,484
Net income (loss) per share:
Basic	$(0.16)	$(0.26)	$0.36	$0.20
Diluted	$(0.16)	$(0.26)	$0.34	$0.18
Shares used in per share computations:
Basic	12,981	12,854	12,629	12,575
Diluted	12,981	12,854	13,374	13,455

	Jan. 1, 2005	Oct 2, 2004	July 3, 2004	Apr. 3, 2004
Total net revenues	$20,360	$20,083	$16,009	$13,479
Gross profit	8,697	10,217	8,472	6,329
Income (loss) from operations	1,772	2,584	1,310	(1,663)
Net income (loss)	2,130	2,156	1,095	(1,682)
Net income (loss) per share:
Basic	$0.17	$0.17	$0.09	$(0.14)
Diluted	$0.16	$0.17	$0.08	$(0.14)
Shares used in per share computation:
Basic	12,495	12,331	12,262	12,189
Diluted	13,500	12,742	13,292	12,189

17.    Subsequent Events

Accent Optical Technologies

On January 25, 2006, Nanometrics announced a definitive agreement to merge with Accent Optical Technologies, Inc. (“Accent”), a supplier of process control and metrology systems to the global semiconductor manufacturing industry headquartered in Bend, Oregon. Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, the Company will issue 4.9 million shares of its common stock for all outstanding Accent capital stock and rights to acquire Accent capital stock. Nanometrics will also issue an additional number of shares of its common stock equal to the quotient of the aggregate exercise price of all Accent Optical stock options that are assumed pursuant to the merger agreement, divided by the average closing price of Nanometrics common stock for the ten (10) trading days ending two (2) days prior to the closing date of the merger. Nanometrics will also assume approximately $10.6 million in net debt obligations of Accent. Based on the closing price of Nanometrics common stock on January 25, 2006, the transaction values Accent at $80.9 million. Accent Optical stockholders will own approximately 27% of the outstanding shares of Nanometrics common stock immediately after the merger, and Nanometrics shareholders

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

will own approximately 73% of the outstanding shares of Nanometrics common stock immediately after the merger. Completion of the transaction is subject to required approvals from Nanometrics and Accent shareholders. The merger is expected to be completed by the end of the second quarter of fiscal year 2006.

The merger will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Accent acquired in connection with the merger, based on their respective estimated fair values. Pursuant to the terms of the merger agreement, either Nanometrics or Accent may terminate the merger agreement upon the occurrence of certain specified circumstances or events. In connection with such termination, either Nanometrics or Accent may be required to pay to the other party a termination fee of $5.0 million, plus expenses. Unless otherwise indicated, references to Nanometrics in this filing relate to Nanometrics as a stand-alone entity and do not reflect the impact of the potential business combinations transaction with Accent.

Soluris, Inc.

On March 15, 2006, Nanometrics announced it had acquired Soluris Inc., a privately held corporation focused on overlay and CD measurement technology and headquartered in Concord, Massachusetts. Its flagship product, the IVS 155, is a leading tool for 200mm semiconductor overlay and CD measurement. Under the terms of the merger agreement relating to the acquisition, the total consideration to purchase all the outstanding stock and to retire all the outstanding debt of Soluris was $7.0 million in an all-cash transaction. The merger will be accounted for under the purchase method of Accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values.

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under “Report of Management on Internal Control Over Financial Reporting,” we have identified a material weakness in the internal control over financial reporting as of December 31, 2005. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weakness.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of December 31, 2005 due to a material weakness that existed in our internal controls in our Japan operations as of that date.

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management’s assessment of our internal control over financial reporting as of December 31, 2005, the following material weakness existed as of that date:

Prior to October 2005, our finance function in Japan was located in our facility in Narita Japan. It was at this time we consummated the sale of our flat panel display business unit to Toho and it became necessary for us to relocate our Japanese finance function to our offices in Tokyo, the location of our semiconductor equipment operations. Because of the relocation, we incurred a significant interruption of the design, planning, and implementation of our internal control remediation efforts for our Japanese operations as well as significant employee turnover within our finance team. As a result of these circumstances, we had several internal control weaknesses in Japan which, in the aggregate, we believe constitute a material weakness in internal controls. Those specific internal control weaknesses in Japan included the lack of:

•	sufficient sample size for testing before our year-end due to late remediation of controls,

•	review of of Japanese language sales documentation by U.S. personnel,

•	evidence regarding tracking of inventory movements,

•	segregation of duties in cash disbursements, purchasing and inventory activities and posting of journal entries,

•	availability of supporting documentation for non-inventory purchases due to our office move and personnel turnover,

•	control over service/parts sales processing

These control weaknesses did not result in the recording of any year-end audit adjustments prior to the issuance of our consolidated financial statements.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included elsewhere within.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have taken the following steps, which we believe are necessary to address the issues associated with our material weakness in Japan. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment in Japan. The changes made since year-end and through the date of this annual report include, among others:

•	implementation of our fully integrated enterprise resource planning system, or ERP, at our Japan location to increase the efficiency of our business and financial processes, effective as of January 1, 2006,

•	planned addition of Japanese financial personnel with experience in US GAAP reporting requirements,

•	increased oversight and monitoring of accounting procedures and review of our Japanese operations,

•	implementing a more detailed operational budgeting and planning function,

•	increased segregation of duties for critical functions to include approval of certain transactions by U.S. personnel.

We expect the above mentioned changes in internal controls to be fully implemented by the quarter ended September 30, 2006 and testing of our internal controls subsequent to this date will determine the controls are operating effectively at our Japanese location.

Changes in Internal Controls

On October 26, 2005, our Audit Committee, acting on a recommendation from our management, determined that our audited financial statements for the fiscal year ended January 1, 2005, and our unaudited quarterly financial statements for the periods ended April 2, 2005 and July 2, 2005, should be restated. The need for such restatements resulted from a combination of control deficiencies that together the Company considered to be a material weakness as of September 30, 2005. The control deficiencies and restatements related to the Company’s (i) deferral of revenue associated with extended service contracts purchased by certain customers at the time of equipment sale, (ii) alignment of the warranty accrual with the actual warranty periods for certain customers and (iii) accrual of certain foreign sales commission expenses in the appropriate period.

The Company’s Chief Financial Officer and the Company’s Audit Committee discussed these matters disclosed above with the Company’s independent registered public accounting firm. We have concluded the circumstances that led to the restatements resulted primarily from certain accounting practices that were implemented several years ago. In the fourth quarter of 2005 we implemented additional detailed procedures to improve reporting in these areas including the following:

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

Based on our testing of these enhanced procedures, management determined that as of December 31, 2005, we had remediated the material weakness in internal control over financial reporting disclosed in the Form 10-Q for October 1, 2005.

We relocated our Japanese finance function during the fourth quarter of 2005 due to the sale of our flat panel display business unit. As a result of these circumstances, we experienced several internal control weaknesses in Japan which, in the aggregate, we believe constitute a material weakness in internal control as further described above in the Report of Management on Internal Control Over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nanometrics Incorporated

Milpitas, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nanometrics Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effects of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control over Financial Reporting, Nanometrics Incorporated management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Internal control weaknesses were identified for the Company’s Japan subsidiary, which in the aggregate constitute a material weakness. Those specific internal control weaknesses included the lack of:

•	sufficient sample size for testing before year-end due to late remediation of controls,

•	review of Japanese language sales documentation by U.S. personnel,

•	evidence regarding tracking of inventory movements,

•	segregation of duties in cash disbursements, purchasing and inventory activities and posting of journal entries,

•	availability of supporting documentation for non-inventory purchases,

•	control over service/parts sales processing

This material weakness resulted in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements or misappropriation of assets would not be prevented or detected. However, this material weakness did not result in any adjustment to the consolidated balance sheet, statements of operations, equity, or cash flows for 2005. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2005, and this report does not affect our report dated March 14, 2006 on those financial statements.

In our opinion, management’s assessment that Nanometrics Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Nanometrics Incorporated has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Nanometrics Incorporated as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated March 14, 2006 expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2005.

BDO Seidman, LLP

San Francisco, CA

March 14, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections titled “Election of Nanometrics’ Directors,” “Executive Officers of Nanometrics,” “Certain Relationships,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” to appear in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are to set forth certain information which is incorporated herein by reference. Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption “Business—Executive Officers of the Registrant” in Part I of this report.

We have adopted a code of business conduct and ethics that applies to all officers and employees. We posted our code of business conduct and ethics on our website at www.nanometrics.com. We intend to disclose any amendment to the provisions of the code of business conduct and ethics that apply specifically to officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by The Nasdaq Stock Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The section titled “Compensation of Executive Officers” to appear in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders is to set forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The section titled “Security Ownership of Management and Certain Beneficial Owners of Nanometrics” to appear in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders is to set forth certain information with respect to the ownership of the Registrant’s Common Stock and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section titled “Certain Relationships and Related Transactions” to appear in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders is to set forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference and is to be set forth under the heading “Ratification of Appointment of Independent Registered Public Accountants” to be included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 46 of this Annual Report on Form 10-K.

Consolidated Financial Statement Schedules.

The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II – Valuation and Qualifying Accounts	84

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Exhibits.

The following exhibits are filed or incorporated by reference with this Annual Report on Form 10-K:

Exhibit No.	Description

2	Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1(1)	Asset Purchase and License Agreement between the Registrant and Toho Technology Corporation dated September 14th, 2005

2.2(2)	Agreement and Plan of Merger and Reorganization dated January 25, 2006 by and among the Registrant, Alloy Merger Corporation, Accent Optical Technologies, Inc., and, solely with respect to Article IX, Sanford S. Wadler

2.3(2)	Form of Voting Agreement by and among the Registrant, Accent Optical Technologies, Inc. and certain shareholders of Accent Optical Technologies, Inc.

2.4(2)	Form of Shareholder Agreement by and between the Registrant and certain shareholders of Accent Optical Technologies, Inc.

3.(i)	Articles of Incorporation

3.1(3)	Amended and Restated Articles of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(a)(4)	Certificate of Amendment of Amended and Restated Bylaws of the Registrant

3.2.(b)(5)	Restated Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1(6)	Form of Common Stock Certificate

10	Material Contracts
Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(7)	Agreement between Roger Ingalls, Jr. and the Registrant, effective as of March 7, 1995

10.2(5)	Form of Indemnification Agreement for Directors and Officers of the Registrant

Exhibit No.	Description

10.3(8)	Registrant’s 1991 Stock Option Plan, as amended effective May 15, 1997

10.4(9)	Registrant’s 1991 Director Option Plan

10.5(7)	Amendment to and Restatement of Salary Reduction Agreement between Vincent J. Coates and the Registrant dated as of April 16, 1998

10.6(7)	Agreement between John Davis Heaton and the Registrant dated as of April 20, 1998

10.7(10)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.8(10)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.9(11)	Registrant’s 2002 Nonstatutory Stock Option Plan and form of Stock Option Agreement

10.10(12)	Registrant’s 2003 Employee Stock Purchase Plan

10.11	Registrant’s 2005 Equity Incentive Plan

10.12(13)	Compensation arrangements of the named executive officers of the Registrant for fiscal year 2005

10.13	Employment Agreement between Douglas McCutcheon and the Registrant dated September 27, 2005

All Other Material Contracts

10.14(5)	Loan Agreement between Japan Development Bank and Nanometrics Japan k.k.

10.15(5)	Loan Agreement and Guarantee dated June 5, 1995 between Mitsubishi Bank, Limited and Nanometrics Japan Ltd.

10.16(7)	Lease Agreement by and between University Housing Corp. and the Registrant dated February 2, 2001, as amended

14	Code of Ethics

14(14)	Registrant’s Code of Business Conduct and Ethics

21	Subsidiaries

21(5)	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

24	Power of Attorney (see page 83)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of John D. Heaton, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Douglas J. McCutcheon, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32	Section 1350 Certifications

32.1	Certification of John D. Heaton, principal executive officer of the Registrant, and Douglas J. McCutcheon, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 21, 2005
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed February 21, 2006
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 28, 2003
(4)	Incorporated by reference to Exhibit 3.10 of Registrant’s Annual Report on Form 10-K filed on March 30, 2001
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 1, 1998
(6)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (File No. 2-93949), which became effective November 28, 1984
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 23, 2005
(8)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997
(9)	Incorporated by reference to Exhibit 4.2 filed with Registrant’s Registration Statement on Form S-8 (File No. 33-43913) filed on November 14, 1991
(10)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000
(11)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-101137) filed on November 12, 2002
(12)	Incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form S-8 (File No. 333-108474) filed on September 3, 2003
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 7, 2005
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on April 1, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2006

NANOMETRICS INCORPORATED

By:	/S/ DOUGLAS J. MCCUTCHEON
Douglas J. McCutcheon
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John D. Heaton and Douglas J. McCutcheon jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant on the 23rd day of March, 2006 in the capacities indicated.

Signature	Title

/S/ JOHN D. HEATON John D. Heaton	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon	Chief Financial Officer (Principal Financial Officer)

/S/ QUENTIN B. WRIGHT Quentin B. Wright	Chief Accounting Officer (Principal Accounting Officer)

/S/ VINCENT J. COATES Vincent J. Coates	Chairman of the Board of Directors

/S/ STEPHEN SMITH Stephen Smith	Director

William G. Oldham	Director

/S/ EDMOND R. WARD Edmond R. Ward	Director

/S/ J. THOMAS BENTLEY J. Thomas Bentley	Director

/S/ NORMAN V. COATES Norman V. Coates	Director

SCHEDULE II

NANOMETRICS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 31, 2005	$603	$0	$11	$592
January 1, 2005	$576	$27	$0	$603
January 3, 2004	$566	$10	$0	$576