Form 10-K/A
period 2005-12-31
NANOMETRICS INC
filed 2006-05-01
CIK 704532

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

Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of July 2, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock, as quoted on the Nasdaq Stock Market, was $81,469,460. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2006 was 13,033,438.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that we previously filed with the Securities and Exchange Commission on March 24, 2006. In accordance with General Instruction G to the Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was omitted from our Form 10-K as filed and was to be incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders. Since we will not in fact file our proxy statement within 120 days from the end of our fiscal year, we are filing this Amendment No. 1 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Nanometrics:

Name	Age	Position
Vincent J. Coates	81	Chairman of the Board, Secretary

John D. Heaton	46	President, Chief Executive Officer and Director

Douglas J. McCutcheon	57	Executive Vice President, Finance and Administration and Chief Financial Officer

Quentin B. Wright	49	Chief Accounting Officer

Roger Ingalls, Jr.	44	Senior Vice President of Standalone Sales

Edmond R. Ward	67	Director

William G. Oldham	68	Director

Stephen Smith	59	Director

J. Thomas Bentley	56	Director

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

Mr. Quentin B. Wright has served as Chief Accounting Officer of Nanometrics since April 2005. From November 2003 until April 2005, Mr. Wright provided financial consulting services for various technology clients in Silicon Valley. From May 1999 until November 2003, he served as Director of Accounting of Adaptec, Inc., a manufacturer of storage access solutions. He also served as corporate controller of Vascular Therapeutics, Inc., a start-up biopharmaceutical company focused on the discovery and development of novel drugs to prevent and treat cardiovascular disease from February 1998 until May 1999.

Mr. Roger Ingalls, Jr. has served as Senior Vice President of Standalone Sales of Nanometrics since January 2002. Mr. Ingalls joined Nanometrics in March 1995, serving as Vice President and Director of Sales and Marketing from October 1997 to February 1998, and as Vice President and Director of Marketing from February 1998 to January 2002. Prior to joining Nanometrics, he served as a sales engineer for Nikon Inc., a precision optical company, from March 1993 to March 1995.

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

William G. Oldham has served as a director of Nanometrics since June 2000. Since 1964, Mr. Oldham has been a faculty member at the University of California, Berkeley, where he researches EUV and Maskless Lithography and, since 1996, has been the Director of the DARPA/SRC Research Network for Advanced Lithography. He has served as a consultant in various intellectual property matters and serves on the board of directors of Cymer, Inc., a supplier of light sources for deep ultraviolet photolithography systems used in the manufacturing of semiconductors.

Stephen Smith has served as a director of Nanometrics since April 2004. Dr. Smith has been a professor in the Department of Molecular and Cellular Physiology at the Stanford University School of Medicine since 1989, where he researches brain development and function with special interests in the dynamic and structural aspects of synapse and circuit formation and synaptic plasticity. Dr. Smith is the author of numerous research articles in the fields of cellular and molecular neuroscience.

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

Audit Committee and Audit Committee Financial Expert

Nanometrics has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of William Oldham, Edmond R. Ward and J. Thomas Bentley, each of whom are independent as that term is defined under the applicable Nasdaq Stock Market listing standards.

The Board of Directors has determined that Mr. Bentley, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Executive officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish Nanometrics with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, we believe that, with the exception of Quentin Wright, during the fiscal year ended December 31, 2005, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements. Mr. Wright failed to timely report his initial statement on Form 3 and an option grant on Form 4.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid by Nanometrics during the past three fiscal years to (i) the chief executive officer, (ii) each of the four most highly compensated executive officers (or such lesser number of executive officers as Nanometrics may have) of Nanometrics not serving as chief executive officer and (iii) up to an additional two individuals that would have been included under item (ii) but for the fact that the individuals were not serving as executive officers as of December 31, 2005, all of whom are collectively referred to as the “Named Officers.”

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name	Fiscal Year	Salary	Bonus (1)	Other Annual Compensation		Securities Underlying Options (#)	All Other Compensation (2)
John D. Heaton President and Chief Executive Officer	2005 2004 2003	$364,400 341,800 342,800	$51,360 79,314 —	$	— — —	— 100,000 572,500	$26,000 — —

Vincent J. Coates Chairman of the Board and Secretary	2005 2004 2003	204,800 204,800 204,800	— — —		— — —	— — —	— — —

		Annual Compensation			Long Term Compensation Awards
Name	Fiscal Year	Salary	Bonus (1)	Other Annual Compensation	Securities Underlying Options (#)	All Other Compensation (2)
Roger Ingalls, Jr. Senior Vice President of Standalone Sales	2005 2004 2003	201,876 195,265 198,965	123,355 29,658 46,777	— — —	— 5,000 31,500	— — —

Paul B. Nolan Former Vice President and Chief Financial Officer	2005 2004 2003	167,819 183,055 179,050	17,648 29,864 —	— — —	— — —	159,046 — —

Douglas J. McCutcheon Executive Vice President, Finance and Administration and Chief Financial Officer	2005 2004 2003	80,019 — —	25,000 — —	— — —	150,000 — —	— — —

Quentin B. Wright Chief Accounting Officer	2005 2004 2003	142,191 — —	9,477 — —	— — —	50,000 — —	41,400 — —

Michael Weber Former Vice President of Engineering	2005 2004 2003	102,580 — —	4,297 — —	— — —	50,000 — —	— — —

(1)	Representing bonuses and/or commissions paid to the Named Officers.
(2)	Representing (i) payments to Mr. Heaton of $21,200 and $4,800, respectively, for accrued vacation time and an auto allowance; (ii) consulting fees and a severance payment of $52,162 and $106,884, respectively, paid to Mr. Nolan after he stepped down as an employee and (iii) consulting fees of $41,400 paid to Mr. Wright prior to his employment.

Stock Options Granted in the Fiscal Year Ended December 31, 2005

The following table sets forth information with respect to stock options granted during the fiscal year ended December 31, 2005 to each of the Named Officers. Options were granted under Nanometrics’ 2000 Stock Option Plan and 2005 Stock Option Plan. The potential realizable value amounts in the last two columns of the following chart represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% annual rates of stock price appreciation from the date of grant to the end of the option term are provided in accordance with rules of the SEC and do not represent Nanometrics’ estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the vesting period.

Option Grants in Last Fiscal Year

Name	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Sh)	Expiration Date	5%($)	10%($)
John D. Heaton	—	—%	$—	—	$—	$—
Vincent J. Coates	—	—	—	—	—	—
Roger Ingalls, Jr.	—	—	—	—	—	—
Paul B. Nolan	—	—	—	—	—	—
Douglas J. McCutcheon	150,000	18.89	12.03	9/14/12	734,613	1,711,690
Quentin B. Wright	50,000	6.30	11.52	4/15/12	234,490	546,461
Michael Weber	50,000	6.30	12.54	4/6/12	255,252	594,846

(1)	All options granted to the Named Officers in 2005 were granted at exercise prices equal to the fair market value of Nanometrics’ common stock on the dates of grant. Historically, options granted become exercisable at the rate of 33% on the first anniversary date of the option grant and 33% of the total number of option shares each full year thereafter, such that full vesting occurs three years after the date of grant. Options (whether vested or unvested) expire after 7 years or 90 days after termination of employment.
(2)	Based on 793,900 options granted during the year ended December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Officers at December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John D. Heaton	—	$—	572,499	100,001	$2,768,914	$132,336
Vincent J. Coates	—	—	—	—	—	—
Roger Ingalls, Jr.	—	—	33,166	3,334	168,000	2,100
Paul B. Nolan	13,334	75,604	—	—	—	—
Douglas J. McCutcheon	—	—	—	—	—	—
Quentin B. Wright	—	—	—	—	—	—
Michael Weber	—	—	—	—	—	—

(1)	The value realized upon exercise is (i) the fair market value of Nanometrics’ common stock on the date of exercise, less the option exercise price per share, multiplied by (ii) the number of shares underlying the options exercised.
(2)	The value of unexercised options is (i) the fair market value of Nanometrics’ common stock as of the end of 2005, as quoted on The Nasdaq Stock Market, $11.00 per share, less the option exercise price of in-the-money options, multiplied by (ii) the number of shares underlying such options.

Compensation of Directors

Directors who are not also employees of Nanometrics receive an annual retainer fee of $5,000, plus $1,000 for each board and committee meeting attended. Directors are also eligible to participate in the company’s Directors’ Stock Option Plan. Each audit committee member receives an additional $3,000 annual retainer and $500 for attending quarterly earnings release conference calls. Additionally, the audit committee chairman receives an incremental $2,000 retainer for serving in such capacity.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Pursuant to the terms of an agreement between Nanometrics and Vincent J. Coates, the Chairman of the Board of Nanometrics, dated May 1, 1985, as amended and restated in August 1996 and April 1998, Nanometrics is obligated to continue to pay Mr. Coates his salary and benefits for five years from the date of his resignation in the event Mr. Coates is required to resign as Chairman of the Board under certain circumstances, including a change of control.

In April 1998, Nanometrics entered into an agreement with John D. Heaton pursuant to which Nanometrics agreed to pay Mr. Heaton his annual salary (excluding bonuses) for a period of one year from the date that he is required or requested for any reason not involving good cause, including a change of control, to involuntarily relinquish his positions with Nanometrics as President, Chief Executive Officer and director. If Mr. Heaton leaves Nanometrics voluntarily, or if he is asked to leave under certain circumstances, no such severance payment is required.

In March 1995, Nanometrics entered into an agreement with Roger Ingalls, Jr. pursuant to which Nanometrics agreed to pay Mr. Ingalls his annual salary (excluding bonuses) for a period of 120 days from the date he is terminated without cause.

In September 2005, Douglas J. McCutcheon became Executive Vice President, Finance and Administration and Chief Financial Officer of Nanometrics. Nanometrics agreed to pay Mr. McCutcheon an annual base salary of $285,000. Mr. McCutcheon also received a hiring bonus of $25,000 and was granted options to purchase 150,000 shares of Nanometrics common stock. Furthermore, Nanometrics agreed to pay Mr. McCutcheon 12 months of continued salary at his then-effective annual rate if Nanometrics terminates him for any reason other than for good cause, provided that Mr. McCutcheon executes a general release. Termination for good cause, as used in the foregoing sentence, shall only occur if Mr. McCutcheon commits misconduct, unjustifiably neglects his duties, or acts in a way that has a direct, substantial and adverse effect on Nanometrics or its reputation.

Compensation/Stock Option Committee Interlocks and Insider Participation

Messrs. Edmond Ward, J. Thomas Bentley and Stephen Smith served on the Compensation Committee during 2005. No member of such Compensation Committee is or was at any time an officer or employee of Nanometrics or any of its subsidiaries. During 2005, none of our executive officers served on the compensation committee or board of any other company whose executive officers serve as a member of our board or compensation committee.

Report of the Compensation/Stock Option Committee of the Board of Directors

The following is the report of the compensation/stock option committee of our board of directors describing compensation policies and rationales applicable to certain of our executive officers with respect to the compensation paid to such executive officers for the fiscal year ended December 31, 2005. The information contained in such report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

General. The compensation/stock option committee is responsible for making recommendations to the board of directors with respect to cash compensation levels for certain of our executive officers. During fiscal year ended December 31, 2005, the compensation/stock option committee also was responsible for determining levels of equity-based compensation for our employees.

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

Equity-Based Compensation. The compensation/stock option committee views stock options as an important part of its long-term, performance-based compensation program. The compensation/stock option committee grants stock options to all employees of Nanometrics under its 2005 Stock Option Plan, 2000 Stock Option Plan and 2002 Nonstatutory Stock Option Plan based upon the committee’s estimation of each employee’s contribution to our long-term growth and profitability. The stock options are intended to provide additional incentives to the executive officers to maximize shareholder value. Options are granted under the 2005 Stock Option Plan, 2000 Stock Option Plan and 2002 Nonstatutory Stock Option at the then-current market price and are generally subject to three-year vesting periods to encourage key employees to remain with us.

Compensation of the Chief Executive Officer. The compensation/stock option committee has reviewed all components of the chief executive officer’s compensation, including salary, bonus, equity, stock options, and the obligations under our change of control severance agreement with Mr. Heaton.

Based on this review, the compensation/stock option committee found Mr. Heaton’s total compensation (and, in the case of the change of control severance agreement, potential payout) in the aggregate to be reasonable and not excessive. Furthermore, as Mr. Heaton made valuable contributions during the fiscal year ended January 1, 2005, the compensation/stock option committee determined that an increase to the base salary of the chief executive officer would be appropriate. It should be noted that when the compensation/stock option committee considers any component of the chief executive officer’s total compensation, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) option gains are taken into consideration in the compensation/stock option committee’s decisions.

Section 162(m). We intend that awards granted under our 2005 Stock Option Plan, 2000 Stock Option Plan and 2002 Nonstatutory Stock Option be deductible by us under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Members of the Compensation/Stock Option Committee

Edmond Ward, Chairman

J. Thomas Bentley

Stephen J Smith

Stock Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2000 through December 31, 2005 to the cumulative total return over such period of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the RDG Technology Composite Index. The results shown assume that $100 was invested on December 31, 2000 in our common stock and in each of the other two indices with any dividends reinvested.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,773,702	$10.78	1,864,927
Equity compensation plans not approved by security holders(1)	797,056	$8.32	114,834

Total	2,570,758	$10.01	1,979,761

(1)	The material features of each plan adopted without the approval of security holders is set forth in Footnote 9 to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated by reference herein.

Nanometrics’ Principal Shareholders

The following table sets forth beneficial ownership of Nanometrics common stock as of April 24, 2006, by each director, by each of the executive officers, by all directors and executive officers as a group, and by all persons known to Nanometrics to be the beneficial owners of more than 5% of Nanometrics stock. Unless otherwise indicated, the address of each executive officer or director of Nanometrics is 1550 Buckeye Drive, Milpitas, CA 95035. As of the close of business on April 24, 2006, there were 13,085,332 shares of common stock outstanding.

	Amount and Nature of Beneficial Ownership(1) Shares
Name of Beneficial Owner	Shares	Stock Options Exercisable within 60 days of 4/24/06	Total Shares Beneficially Owned	Percent of Class
Dimensional Fund Advisors, Inc. (2) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,100,500	—	1,100,500	8.4%

Royce and Associates, LLC (3) 1414 Avenue of the Americas New York, NY 10019	698,300	—	698,300	5.3%

The TCW Group (4) 865 South Figeroa Street Los Angeles, CA 90017	1,445,780	—	1,445,780	11.1%

Wasatch Advisors, Inc. (5) 150 Social Hall Salt Lake City, UT 84111	730,671	—	730,671	5.6%

	Amount and Nature of Beneficial Ownership(1) Shares
Name of Beneficial Owner	Shares	Stock Options Exercisable within 60 days of 4/24/06	Total Shares Beneficially Owned	Percent of Class
J. Thomas Bentley	—	13,333	13,333	*
Vincent J. Coates (6)	3,376,154	—	3,376,154	25.8%
John D. Heaton	—	555,832	555,832	4.1%
Roger Ingalls, Jr.	9,000	33,166		*
Douglas J. McCutcheon	985	—	985	*
William G. Oldman	—	29,999	29,999	*
Stephen J Smith	—	9,999	9,999	*
Edmond R. Ward	2,000	29,999	31,999	*
Quentin B. Wright	—	16,666	16,666	*
Paul B. Nolan	5,000	—	5,000	*
Michael Weber	—	—	—	*

All named officers and directors as a group (10 persons)	3,392,154	652,327	4,044,481	29.7%

*	Less than 1%.
(1)	As determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934.
(2)	According to a 13G/A filed with the SEC on February 6, 2006, Dimension Fund Advisors, Inc. may be deemed to be the beneficial owner of 1,100,500 shares of common stock.
(3)	According to a Schedule 13G filed with the SEC on January 30, 2006, Royce & Associates, LLC may be deemed to be the beneficial owner of 698,300 shares of common stock.
(4)	According to a Schedule 13G/A filed with the SEC on March 10, 2006, The TCW Group, Inc., may be deemed to be the beneficial owner of 1,445,780 shares of common stock.
(5)	According to a 13G/A filed with the SEC on February 14, 2006, Wasatch Advisors, Inc. may be deemed to be the beneficial owner of 730,671 shares of common stock.
(6)	Includes 3,376,154 shares of common stock held of record by the Vincent J. Coates Separate Property Trust, U/D/T dated August 7, 1981, for which Mr. Coates acts as trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees that we expect to pay BDO Seidman, LLP for fiscal 2005 and 2004.

Type of Fees	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$1,851,356	$375,215
Audit-Related Fees (2)	291,514	4,400
Tax Fees (3)	3,956	—
All Other Fees	—	—
Total Fees	$2,146,826	$379,615

(1)	Fees for audit services consist of:
•	Audit of our annual financial statements including management’s assessment of internal controls over financial reporting

•	Reviews of our quarterly financial statements
•	Restatement of annual and quarterly financial statements
•	Statutory and regulatory audits, consents and other services
(2)	Fees for audit-related services billed in fiscal 2005 consisted of (i) consultations and due diligence related to our withdrawn effort to merge with August Technology Corporation ($281,891, an amount that was subsequently reimbursed to us by August Technology Corporation); and (ii) consultation concerning financial accounting and reporting standards ($9,623). Fees for audit-related services billed in 2004 consisted of consultations on SEC comment letters.
(3)	This figure relates to consultation concerning ex-patriot tax issues.

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

Audit Committee Pre-Approval Policy

Pursuant to our audit committee charter, our audit committee must pre-approve all audit and non-audit services, and the related fees, provided to us by our independent auditors, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible under the Exchange Act or the rules of the Securities and Exchange Commission. Accordingly, the audit committee pre-approved all services and fees provided by BDO Seidman, LLP during the year ended December 31, 2005 and has concluded that the provision of these services is compatible with the accountants’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K/A:

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of John D. Heaton, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Douglas J. McCutcheon, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of John D. Heaton, principal executive officer of the Registrant, and Douglas J. McCutcheon, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2006

NANOMETRICS INCORPORATED

By:	/s/ DOUGLAS J. MCCUTCHEON
Douglas J. McCutcheon
Chief Financial Officer