Form 10-Q/A
period 2006-04-01
NANOMETRICS INC
filed 2006-06-13
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY PARAGRAPH

We are filing this Form 10-Q/A, Amendment No. 1 solely for the purpose of revising the portion of footnote No. 3 of the Notes to Condensed Consolidated Financial Statements in Item I of Part I that relates to our acquisition of Soluris Inc. We are revising the footnote to: a) clarify the disclosure related to our management’s responsibility for estimating fair values of assets acquired and liabilities assumed in the Soluris merger; and b) revise the unaudited pro forma information as if Nanometrics had acquired Soluris at the beginning of the three months ended April 1, 2006. This Form 10-Q/A, Amendment No. 1 also includes the required certifications of our principal executive officer and principal financial officer. We have made no further changes to the originally filed Form 10-Q. All other information in this Form 10-Q/A, Amendment No. 1 is as of the date the Form 10-Q was originally filed and does not reflect any subsequent information or events.

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

The preliminary allocation of the Soluris purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the completion of audited financial statements and income tax returns, and the impact of audit adjustments, if any, on management’s estimates of fair values. We expect management’s valuation process to be completed during the fourth quarter of fiscal 2006

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

If the Company had acquired Soluris at the beginning of the period presented, the Company’s unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net revenues	$20,083	$26,446
Net income (loss)	(1,982)	2,413
Net income (loss) per share
Basic	$(0.15)	$0.19
Diluted	$(0.15)	$0.18

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

Goodwill and Intangible Assets—Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process, which is completed as of the last day of November of each year, compares the fair value of our reportable segment (which we have determined to be our reporting unit) to its carrying value, including the goodwill related to the segment. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 144, in determining the fair value of the respective businesses.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. Our adoption of the provisions of SFAS No. 155 is not expected to impact our financial condition or results of operations.

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

Dated: June 13, 2006