Form 10-Q
period 2006-07-01
NANOMETRICS INC
filed 2006-08-10
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006

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

As of August 1, 2006, there were 17,960,546 shares of common stock, no par value, issued and outstanding.

N ANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JULY 1, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$29,612	$40,445
Short-term investments	—	4,949
Accounts receivable, net of allowances of $653 and $592, respectively	22,841	18,983
Inventories	30,592	25,656
Prepaid expenses and other	2,850	1,259

Total current assets	85,895	91,292
Property, plant and equipment, net	42,314	42,928

Goodwill	3,499	—
Intangible assets	4,151	639
Other assets	5,897	1,441

Total assets	$141,756	$136,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$—	$1,186
Accounts payable	5,244	3,060
Accounts payable to related party	683	288
Accrued payroll and related expenses	2,503	1,540
Deferred revenue	6,696	3,448
Other current liabilities	3,926	3,869
Income taxes payable	716	770
Current portion of debt obligations	358	400

Total current liabilities	20,126	14,561

Deferred income taxes and other long-term liabilities	160	—
Debt obligations	1,238	1,396

Total liabilities	21,524	15,957
Contingencies

Shareholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized; 13,095,332 and 12,990,894, respectively, outstanding	108,163	107,294
Additional paid-in capital	1,950	—
Retained earnings	8,740	12,218
Accumulated other comprehensive income	1,379	831

Total shareholders’ equity	120,232	120,343

Total liabilities and shareholders’ equity	$141,756	$136,300

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net revenues:
Products	$20,121	$16,535	$36,093	$37,545
Service	3,277	2,201	6,273	4,541

Total net revenues	23,398	18,736	42,366	42,086

Costs and expenses:
Cost of product sales	10,712	8,463	18,621	18,195
Cost of service	4,026	2,608	6,560	5,181
Research and development	3,062	3,656	5,590	6,835
Selling	3,940	2,851	7,042	5,994
General and administrative	4,306	2,400	8,856	4,398
Asset impairment	—	2,232	—	2,232
Merger termination fee	—	(8,300)	—	(8,300)

Total costs and expenses	26,046	13,910	46,669	34,535

Income (loss) from operations	(2,648)	4,826	(4,303)	7,551

Other income (expense):
Interest income	299	193	631	323
Interest expense	(18)	(17)	(31)	(35)
Other, net	238	(206)	273	(476)

Total other income (expense), net	519	(30)	873	(188)

Income (loss) before income taxes	(2,129)	4,796	(3,430)	7,363

Provision for income taxes	27	308	48	391

Net income (loss)	$(2,156)	$4,488	$(3,478)	$6,972

Net income (loss) per share:
Basic	$(0.16)	$0.36	$(0.27)	$0.55

Diluted	$(0.16)	$0.34	$(0.27)	$0.52

Shares used in per share computation:
Basic	13,088	12,629	13,053	12,602

Diluted	13,088	13,374	13,053	13,414

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income (loss)	$(3,478)	$6,972
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	1,226	1,246
Stock-based compensation	2,006	—
Asset impairment	—	2,232
Gain on disposal of asset	—	(6)
Changes in assets and liabilities:
Accounts receivable	(3,537)	(3,360)
Inventories, net	(3,722)	(184)
Prepaid expenses and other	(1,263)	(119)
Accounts payable, accrued and other current liabilities	2,002	2,322
Deferred revenue	2,799	388
Income taxes payable	(57)	(394)

Net cash provided by (used in) operating activities	(4,024)	9,097

Cash flows from investing activities:
Purchase of Soluris’ net assets, net of cash acquired	(6,841)	—
Proceeds from sale of asset	—	30
Purchase of short-term investments	—	(18,929)
Sales/maturities of short-term investments	4,949	18,000
Purchases of property, plant and equipment	(69)	(47)
Deferred acquisition costs related to the Accent merger	(4,371)	—

Net cash used in investing activities	(6,332)	(946)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	—	1,789
Repayments of debt obligations	(1,386)	(881)
Proceeds from sale of shares under employee stock option plan and purchase plan	813	1,304

Net cash provided by (used in) financing activities	(573)	2,212

Net increase (decrease) in cash and cash equivalents	(10,929)	10,370
Effect of exchange rate changes on cash and cash equivalents	96	7

Cash and cash equivalents, beginning of period	40,445	15,949

Cash and cash equivalents, end of period	$29,612	$26,319

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$37

Cash paid (refunded) for income taxes	$(112)	$747

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

Note 2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company is required to adopt FIN 48 on January 1, 2007, which is when the Company plans to adopt FIN 48. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements and, therefore, the effect of adoption cannot be quantified at this time. However, the Company, in the normal course of business, makes reserves for tax contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies”. Upon adoption of FIN 48 by the Company on January 1, 2007, an adjustment to tax liabilities and retained earnings may be made.

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

Note 3. Acquisition of Soluris, Inc.

On March 15, 2006, Nanometrics announced it had acquired Soluris Inc., (“Soluris”) a Concord, Massachusetts-based privately held corporation focused on overlay and CD measurement technology. The acquisition of Soluris, renamed Nanometrics IVS Division, is expected to enhance Nanometrics’ line of overlay products and provide access to various other new customers. Under the terms of the merger agreement relating to the acquisition, the total consideration to purchase all the outstanding stock of Soluris was $6.6 million in an all-cash transaction. The Company also incurred $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

The preliminary allocation of the Soluris purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the completion of the Soluris income tax returns, and the impact of adjustments on management’s estimates of fair values of inventories and accounts receivables . We expect management’s valuation process to be completed during the fourth quarter of fiscal 2006.

The preliminary allocation of the Soluris purchase price is summarized below (in thousands):

Assets acquired:
Cash	$67
Accounts receivable	474
Inventories	1,175
Other assets	112

Total assets acquired	1,828

Liabilities assumed:
Accounts payable	(562)
Accrued compensation	(450)
Deferred revenue	(443)
Other accrued liabilities	(484)

Total liabilities assumed	(1,939)

Net liabilities assumed	(111)

Deferred income tax liabilities	(160)
Goodwill and other intangible assets:
Goodwill	3,499
Customer relationships	2,500
Patented technology	800
Non-compete agreements	50
Trademark	400

Total goodwill and other intangible assets	7,249

Net assets acquired	$6,978

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

If the Company had acquired Soluris at the beginning of the period presented, the Company’s unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net revenues	$23,398	$20,143	$43,481	$46,589
Net income (loss)	(2,154)	3,535	(4,136)	5,948
Net income (loss) per share:
Basic	$(0.16)	$0.28	$(0.32)	$0.47
Diluted	$(0.16)	$0.26	$(0.32)	$0.44

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three- and six-month periods ended July 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three- and six-month periods ended July 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates for the three months ended April 1, 2006 of 14.1% and for the three months ended July 1, 2006, of 15.3% were based on historical forfeiture experience. In the Company’s pro forma information, required under SFAS 123 for the periods prior to fiscal 2006, the Company estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three- and six-month periods ended July 1, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Stock Options:
Expected life	4.5 years	4.4 years
Volatility	72.7%	73.0%
Risk free interest rate	4.90%	4.80%
Dividends	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	42.7%	40.1%
Risk free interest rate	2.43%	2.06%
Dividends	—	—

The weighted average fair values per share of the stock options awarded in the three and six months ended July 1, 2006 was $7.86 and $8.02, respectively, based on the fair market value of the Company’s common stock on the grant dates.

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the Employee Stock Purchases under SFAS 123(R) for the three and six months ended July 1, 2006 which was allocated as follows (in thousands):

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Cost of products	$76	$143
Cost of service	76	125
Research and development	304	553
Selling	247	394
General and administrative	450	791

Stock-based compensation expense included in costs and expenses	1,153	2,006

Total stock-based compensation expense related to employee stock options and employee stock purchases	$1,153	$2,006

The table below reflects net income (loss) and basic and diluted net income (loss) per share for the three and six months ended July 1, 2006 compared with the pro forma information for the three and six months ended July 2, 2005 as follows (in thousands except per-share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income (loss)—as reported for the prior period (1)	N/A	$4,488	N/A	$6,972
Stock-based compensation expense related to employee stock options (2)	(1,153)	(1,139)	(2,006)	(2,094)

Net income (loss), including the effect of stock-based compensation expense (3)	$(2,156)	$3,349	$(3,478)	$4,878

Net income (loss) per share—as reported for the prior period (1)
Basic		$0.36		$0.55
Diluted		$0.34		$0.52
Net income (loss) per share, including the effect of stock-based compensation expense (3)
Basic	$(0.16)	$0.27	$(0.27)	$0.39
Diluted	(0.16)	0.25	(0.27)	0.36
Shares used to compute income per share
Basic	13,088	12,629	13,053	12,602
Diluted	13,088	13,374	13,053	13,414

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

A summary of option activity under the Company’s stock option plans during the six months ended July 1, 2006 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2005	1,979,761	2,570,758	$10.01
Shares added through 2005 Option Plan	389,726	—	—
Exercised	—	(42,544)	6.99
Granted	(263,200)	263,200	14.00
Canceled	39,805	(59,805)	13.12

Outstanding at April 1, 2006	2,146,092	2,731,609	$10.38	4.85	$10,955
Exercised	—	(30,799)	6.44
Granted	(599,500)	599,500	12.96
Canceled	41,743	(41,743)	13.89

Outstanding at July 1, 2006	1,588,335	3,258,567	$10.84	5.01	$4,395

Exercisable at July 1, 2006		1,571,221	$8.97	3.83	$4,226

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.93 as of July 1, 2006 and $13.85 as of April 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and six months ended July 1, 2006 was $0.3 million and $0.6 million, respectively. The fair value of options vested was $0.6 million and $0.9 million for the three and six months ended July 1, 2006, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of July 1, 2006.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.14– $ 5.54	68,675	2.90	$4.57	68,675	$4.57
$5.70– $ 5.70	791,171	3.96	$5.70	791,171	$5.70
$6.33– $ 10.23	383,369	4.80	$8.23	204,913	$7.43
$10.37– $11.77	349,935	5.78	$11.24	50,220	$10.75
$12.02– $12.03	379,300	5.86	$12.03	66,666	$12.02
$12.29– $13.57	375,800	6.10	$13.07	77,520	$12.66
$13.65– $13.65	382,500	6.76	$13.65	0	$0
$13.75– $16.10	328,417	4.69	$14.89	130,128	$14.52
$16.15– $25.24	195,900	2.49	$19.06	178,428	$19.21
$29.20– $29.20	3,500	2.13	$29.20	3,500	$29.20

$3.14– $29.20	3,258,567	5.01	$10.84	1,571,221	$8.97

As of July 1, 2006, total unrecognized compensation costs related to unvested stock options was $7.6 million, which is expected to be recognized as expense over a weighted average period of approximately 2.2 years.

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

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Stock Options:
Expected life	3.3 years	3.3 years
Volatility	77.0%	77.8%
Risk free interest rate	3.86%	3.72%
Dividends	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	53.0%	56.7%
Risk free interest rate	1.70%	1.53%
Dividends	—	—

Note 5. Sale of Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140) had been met. Under SFAS 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest of 1.375% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. For the three and six months ended July 1, 2006 there were no material gains or losses on the sale of such receivables. For the three and six months ended July 1, 2006, $3.5 million of receivables were sold under the terms of the agreement. The Company did not sell any receivables under the terms of the agreement during the comparable periods of 2005. There were no amounts due from the financial institution at July 1, 2006 and December 31, 2005.

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Raw materials and subassemblies	$11,229	$14,175
Work in process	6,894	5,021
Finished goods	12,469	6,460

Total inventories	$30,592	$25,656

Note 7. Related Party Transactions

A member of the Company’s executive staff is a significant shareholder of a major supplier of assembly parts to the Company. Purchases of assembly parts from the related party were $1.6 million and $2.6 million during the three and six months ended July 1, 2006, respectively, and $0.6 million and $1.3 million during the three and six months ended July 2, 2005, respectively. Consulting services received from the related party were $0.2 million and $0.4 million during the three and six months ended July 1, 2006, respectively, and $0.2 million and $0.5 million during the three and six months ended July 2, 2005. Amounts due to the related party as of July 1, 2006 and December 31, 2005 were $0.7 million and $0.3 million, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in the acquisition of Soluris. In accordance with SFAS No. 142, goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. During the six months ended July 1, 2006, the Company recorded goodwill of $3.5 million as a result of the Company’s acquisition of Soluris.

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. During the six months ended July 1, 2006, as a result of the Company’s acquisition of Soluris, the Company acquired a trademark with a value of $0.4 million and an indefinite life.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of July 1, 2006 and December 31, 2005 consist of the following (in thousands):

July 1, 2006	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Patented technology acquired in business combinations	$800	$23	$777
Customer relationships	2,500	75	2,425
Non-compete agreement	50	12	38
Patented technology	1,790	1,279	511
Other	250	250	—

Total	$5,390	$1,639	$3,751

December 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Patented technology	$1,790	$1,151	$639
Other	250	250	—

Total	$2,040	$1,401	$639

The amortization of finite-lived intangibles purchased in the Soluris acquisition is computed using the straight-line method over a period of ten years, except for the non-compete agreement which is amortized over one year. Total amortization expense was $0.2 million and $0.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively and $0.2 million and $0.1 million for the six months ended July 1, 2006 and July 2, 2005.

The estimated future amortization expense as of July 1, 2006 is as follows (in thousands):

Fiscal Years
2006 (remaining six months)	$314
2007	602
2008	458
2009	330
2010	330
2011 and after	1,717

Total amortization	$3,751

Note 9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Accrued warranty	$1,837	$1,440
Accrued professional services	1,009	1,518
Other	1,080	911

Total other current liabilities	$3,926	$3,869

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average common shares outstanding-shares used in basic net income (loss) per share computation	13,088	12,629	13,053	12,602
Potentially dilutive common stock equivalents, using the treasury stock method	—	745	—	812

Shares used in diluted net income (loss) per share computation	13,088	13,374	13,053	13,414

For the three and six months ended July 1, 2006, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.0 million and 1.2 million in the three and six months ended July 1, 2006, respectively.

At July 2, 2005, diluted net income per share excludes common equivalent shares outstanding of 1.1 million, as their effect was anti-dilutive.

Note 11. Merger Termination Fee

On January 21, 2005, Nanometrics and August Technology Corporation entered into a definitive merger agreement. On June 28, 2005, August Technology Corporation and the Company announced the termination of the merger agreement. In accordance with the terms of the merger agreement, August Technology paid Nanometrics a merger termination fee of $8.3 million on June 28, 2005. Also, in accordance with the terms of the merger agreement, August Technology paid $2.6 million to the Company as reimbursement of the Company’s expenses associated with the merger agreement on the same date.

Note 12. Asset Impairment and Disposition

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

Note 13. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income (loss)	$(2,156)	$4,488	$(3,478)	$6,972
Foreign currency translation adjustment, net of tax	358	(377)	548	(637)

Total comprehensive income (loss)	$(1,798)	$4,111	$(2,930)	$6,335

Substantially all of the accumulated other comprehensive income reflected as a separate component of shareholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 14. Warranties

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

	Six Months Ended
	July 1, 2006	July 2, 2005
Balance as of beginning of period	$1,440	$1,055
Actual warranty costs	(1,032)	(556)
Provision for warranty	1,429	738

Balance as of end of period	$1,837	$1,237

Intellectual Property Indemnification Obligations- In addition to product warranties, the Company will, from time to time, in the normal course of business, indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the consolidated balance sheets as of July 1, 2006 and December 31, 2005.

Note 15. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the second quarter of fiscal 2006, the Company’s income tax provision on a pre-tax loss is a result of foreign taxes. In the second quarter of fiscal 2005, the Company recorded an income tax provision of $0.3 million on pre-tax income of $4.8 million. The estimated annual tax rate differs from the combined United States federal and state statutory income tax rate of 40% primarily due to estimated utilization of the Company’s net operating losses and various tax credits and reduction of the associated deferred tax valuation allowance.

Note 16. Contingencies

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

Note 17. Geographic and Significant Customer Information

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Total net revenues:
United States	$13,262	$4,115	$25,450	$9,526
Japan	3,064	4,801	7,450	9,968
South Korea	3,265	3,935	4,636	14,109
Taiwan	1,988	5,202	2,394	6,832
All other	1,819	683	2,436	1,651

Total net revenues*	$23,398	$18,736	$42,366	$42,086

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	July 1, 2006	December 31, 2005
Long-lived assets:
United States	$36,936	$37,622
Japan	2,339	2,391
South Korea	4,539	4,333
Taiwan	22	23
Other	4	—

Total long-lived assets**	$43,840	$44,369

**	Long-lived assets include tangible assets only.

As of July 1, 2006, one customer accounted for 24.9% of total accounts receivable. As of December 31, 2005, another customer accounted for 31.4% of total accounts receivable.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Applied Materials	$5,535	$3,110	$11,500	$7,282
Samsung	5,090	2,656	9,557	9,365
Ebara	***	2,550	***	4,864
Hynix	2,980	***	***	4,225
Powerchip	***	3,288	***	***

***	The customer accounted for less than 10% of total revenue during that period.

Note 18. Subsequent Events

On July 21, 2006, the Company completed its acquisition of Accent Optical Technologies, Inc., (“Accent Optical”), a supplier of process control and metrology systems to the global semiconductor manufacturing industry headquartered in Bend, Oregon. The Company believes the merger of Nanometrics and Accent Optical will create one of the largest independent metrology companies in the semiconductor industry and allow the combined company to expand its position in each of its primary stand-alone metrology markets after the merger. The merger is expected to create a strong platform for the combined company to deliver metrology systems to both new and existing customers. Upon completion of the merger, shares of outstanding Accent Optical capital stock and in-the-money options to acquire Accent Optical common stock (as well as all Accent Optical stock options granted on or after January 23, 2006 regardless of their exercise price) were converted into the right to receive Nanometrics common stock and options to acquire Nanometrics common stock. Nanometrics issued and reserved for issuance upon exercise of assumed stock options an aggregate of 5,070,322 shares of its common stock in connection with the merger. Immediately after the merger, Accent Optical’s former stockholders owned approximately 28% of the outstanding shares of Nanometrics common stock, and pre-existing Nanometrics shareholders owned approximately 72% of the outstanding shares of Nanometrics common stock.

The merger will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Accent Optical acquired in connection with the merger, based on their respective estimated fair values. Unless otherwise indicated, references to Nanometrics in this filing relate to Nanometrics as a stand-alone entity and do not reflect the impact of the business combinations transaction with Accent Optical.

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

Overview

We are a leading provider of integrated and stand-alone metrology and process control technology to the global semiconductor manufacturing industry. Our systems are designed to precisely monitor film thickness and critical dimensions that are necessary to control the manufacturing process and provide increased production yields and performance.

Capital expenditures by manufacturers of semiconductors, especially in Asia, and their suppliers are critical to our success. The demand by these manufacturers and suppliers is driven by the expected market demand for new products and new applications. The increasing complexity of the 300mm manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems. The incorporation of smaller features sizes, copper interconnect technology, and optical critical dimension technology are expected to result in increased demand for metrology and closed-loop process control. Our strategy is to solidify our competitive position and leverage our channel on each of the high growth markets we have identified by focusing on key customers, gaining scale and market share and cross-selling our integrated and standalone products.

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

Critical Accounting Policies

The preparation of our financial statements conforms with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, value of stock options and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to The Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 24, 2006.

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

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If, however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we would assess the necessity to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

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

Goodwill and Intangible Assets—Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process, which is completed as of the last day of November of each year, compares the fair value of our reportable segment (which we have determined to be our reporting unit) to its carrying value, including the goodwill related to the segment. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for our reportable segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 144, in determining the fair value of the respective businesses.

Our fair value estimates are based on the extensive use of management’s estimates and assumptions, and the result of these processes can have a significant impact on our future operating results.

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

Recent Accounting Pronouncements

See note 2 of the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Acquisitions

On March 15, 2006, we announced that we had acquired Soluris Inc., (“Soluris”) a privately held corporation focused on overlay and CD measurement technology and headquartered in Concord, Massachusetts. Its flagship product, the IVS 155, is a tool for use in the 200mm and smaller semiconductor overlay and CD measurement market. Under the terms of the merger agreement relating to the acquisition, the total consideration to purchase all of the outstanding stock of Soluris was $6.6 million in an all-cash transaction. We also incurred $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in our condensed consolidated statement of operations from the date of the acquisition. We believe the acquisition of Soluris will create an immediate impact on our share of the Overlay market.

On July 21, 2006, we completed our acquisition of Accent Optical Technologies, Inc., (“Accent Optical”), a supplier of process control and metrology systems to the global semiconductor manufacturing industry headquartered in Bend, Oregon. See note 18 of the Condensed Consolidated Financial Statements for more information on this acquisition.

Results of Operations

Three and six months ended July 1, 2006 and July 2, 2005

Total net revenues. Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Automated systems	$12,948	$10,796	20%	$21,260	$25,756	(18)%
Integrated systems	7,173	5,739	25%	14,833	11,779	26%
Total product revenue	20,121	16,535	22%	36,093	37,545	(4.0)%

Service	3,277	2,201	49%	6,273	4,541	38%

Total net revenues	$23,398	$18,736	25%	$42,366	$42,086	1%

For the three months ended July 1, 2006, net revenues from automated systems increased from the comparable period in 2005 resulting from higher demand for semiconductor process control equipment as semiconductor manufacturers continue their conversion to 300mm wafer to achieve better production efficiencies partially offset by a decrease of $0.9 million of revenue included in the first quarter of fiscal 2005 due to the sale of our flat panel display (“FPD”) business unit effective in October 2005. We believe that increased consumer demand for high performance electronics drives technology advancement in semiconductor design and manufacturing, which has in turn promoted the purchase of semiconductor capital equipment featuring the latest advances in technology. Service revenue increased $1.1 million as a result of the Soluris acquisition, which contributed $0.8 million to service revenue in the second quarter of 2006, and of higher sales of parts and services, due in part to a large installed base of systems that have passed their warranty periods.

For the six months ended July 1, 2006, net revenues from automated systems decreased 18% as compared to the same period in 2005 due to a decrease of $1.9 million of revenue included in the first half of fiscal 2005 due to the sale of our FPD business unit effective in October 2005 offset by exceptionally high demand for our automated products during the first quarter of 2005. Sales of our integrated systems increased as our channel distributors continue to integrate our products with growing end customers’ demand. Service revenue increased as we increased our efforts to sign our customers to post-warranty service contracts as our installed base of systems grew to approximately 600 systems worldwide at the end of the second quarter of 2006 from 400 systems one year earlier, as well as a result of the Soluris acquisition, which contributed $0.8 million to service revenue in the first six months of 2006.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Products	47%	49%	48%	52%
Services	(23)%	(18)%	(5)%	(14)%

In the three and six months ended July 1, 2006, the product gross margin decreased slightly from the comparable periods of 2005 due to higher warranty costs and write-offs of obsolete inventory. In the three months ended July 1, 2006, services gross margin decreased as compared to the same period in 2005 as the combined effects of a mix shift away from the higher margin parts and consumables services and we made salary adjustments for certain service personnel more than offset the positive service business from Soluris. In the six months ended July 1, 2006, the negative service gross margin improved as compared to the same period of 2005 as we increased our efforts to sign our customers to post-warranty service contracts and from the positive service business from our Soluris acquisition.

Operating expenses. Our operating expenses were comprised of the following categories (in thousands):

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Research and development	$3,062	$3,656	(16)%	$5,590	$6,835	(18)%
Selling	3,940	2,851	38%	7,042	5,994	17%
General and administrative	4,306	2,400	79%	8,856	4,398	101%
Asset impairment	—	2,232	(100)%	—	2,232	(100)%
Merger termination fee	—	(8,300)	(100)%	—	(8,300)	(100)%

Research and development. Research and development expenses for the three and six months ended July 1, 2006 decreased $0.6 million and $1.2 million, respectively over the comparable periods of fiscal 2005. The decrease in research and development expenses reflects our cost cutting initiatives undertaken in the fourth quarter of 2005 including the sale of our flat panel display business unit in Japan and its related research and development function of $0.4 million and reductions in headcount related expenses in the United States of $0.3 million in the first half of 2006 as compared to the first half of 2005. These reductions were partially offset by stock-based compensation charges of $0.3 million in each of the first and second quarter of 2006 related to our adoption of SFAS 123(R), “Share-Based Payment”, or SFAS 123(R), and by the addition of Soluris expenses of $0.3 million in the second quarter of 2006. In the United States, our research and development efforts are focused on semiconductor metrology while our research and development efforts in South Korea are focused on the overlay metrology market.

Selling. Selling expenses for the three and six months ended July 1, 2006 increased $1.1 million and $1.0 million, respectively over the comparable periods of fiscal 2005. The increase in selling expenses is due to the addition of $0.5 million of expenses from Soluris in the second quarter of 2006, in particular employee termination costs in Europe, and to stock-based compensation charges of $0.2 million and $0.4 million in each of the first and second quarter of 2006, respectively.

General and administrative. General and administrative expenses for the three and six months ended July 1, 2006 increased $1.9 million and $4.5 million, respectively over the comparable periods of fiscal 2005. For the three months ended July 1, 2006 we incurred higher legal expenses of $0.6 million associated with our patent infringement lawsuits with KLA Tencor Corporation and with Nova Measuring Instruments Ltd., $0.3 million of higher charges for professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act, increased headcount-related expenses of $0.9 million as we have expanded and enhanced our finance function and stock-based compensation charges of $0.4 million related to our adoption of SFAS 123(R). For the six months ended July 1, 2006 we incurred higher legal expenses of $1.3 million associated with our patent infringement lawsuits with KLA Tencor Corporation and with Nova Measuring Instruments Ltd., $0.8 million of higher charges for professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act, increased headcount-related expenses of $1.6 million as we have expanded and enhanced our finance function and stock-based compensation charges of $0.8 million related to our adoption of SFAS 123(R).

Merger termination fee. On January 21, 2005, we entered into a definitive merger agreement with August Technology Corporation. On June 28, 2005, we and August Technology Corporation announced the termination of the merger agreement. On that date, in accordance with the terms of the merger agreement, August Technology paid us a merger termination fee of $8.3 million plus $2.6 million as reimbursement of our expenses associated with the merger agreement which we had capitalized in the first and second quarters of 2005.

Asset impairment. In the three months ended July 2, 2005 we recorded an asset impairment charge of $2.2 million related to certain assets in our FPD business unit. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we should assess the recoverability of assets when events become known which would indicate potential impairment. We evaluated the estimated future cash flows of certain asset groups in our FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset groups in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the second quarter of 2005.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Interest income	$299	$193	$631	$323
Interest expense	(18)	(17)	(31)	(35)
Foreign exchange gain (loss)	65	(212)	21	(484)
Other income	173	6	252	8

Total other income (expense), net	$519	$(30)	$873	$(188)

The higher interest income is due to higher average cash and investment balances and higher yields obtained on our investments. Interest expenses relate to our debt obligations in Japan and are expected to decrease, before exchange rate adjustments, with the balance of the debt. In the first half of 2005, we incurred foreign exchange losses due to exchange rate fluctuations associated with intercompany balances. Other income includes a gain on the sale of assets, commission income and rental income.

Provision for income taxes. The effective negative tax rate of 1.3% in the second quarter of 2006 was a result of foreign taxes. In the second quarter of fiscal 2005, the Company recorded an income tax provision of $0.3 million on pre-tax income of $4.8 million. The estimated annual tax rate differs from the combined United States federal and state statutory income tax rate of 40% primarily due to estimated utilization of the Company’s net operating losses and various tax credits and reduction of the associated deferred tax valuation allowance. We have established significant valuation allowances for our deferred tax assets and we will continue to assess the realizability of our deferred tax assets particularly if we establish a pattern of profitability in future quarters.

Liquidity and Capital Resources

At July 1, 2006, our cash and cash equivalents totaled $29.6 million as compared to $40.4 million at December 31, 2005. At July 1, 2006, we had working capital of $65.8 million compared to $76.7 million at December 31, 2005. The $10.8 million decrease in cash, cash equivalents and investments for the first half of 2006 resulted primarily from cash used in operating activities of $4.1 million, costs associated with our acquisitions of Soluris and Accent Optical of $11.2 million and repayment of debt of $1.4 million, partially offset by maturities of short term investments of $5.0 million and the sale of shares under our employee stock option and purchase plans of $0.8 million. As the Company has successfully closed both the Soluris and Accent Optical transactions, the ongoing need for cash associated with such transactions is expected to be substantially reduced.

We maintain arrangements under which eligible accounts receivable are sold without recourse to unrelated third-party financial institutions. The sale of these receivables accelerates our cash collection and reduces our credit exposure. See note 5 of the Condensed Consolidated Financial Statements for more information.

Net cash used in operating activities was $4.0 million for the six months ended July 1, 2006, compared to net cash provided by operating activities of $9.1 million for the six months ended July 2, 2005. Cash used in operating activities during the six months ended July 1, 2006 was comprised of a net loss of $3.5 million, increases in working capital of $3.8 million offset by non-cash expenses of $3.2 million. For the six months ended July 1, 2006, higher non-cash expenses were driven by depreciation and amortization of $1.2 and by non-cash stock-based compensation of $2.0 million, which were not applicable to the six months ended July 2, 2005. For the six months ended July 1, 2006, uses of cash for working capital were primarily driven by higher accounts receivable of $3.5 million from increased product shipments and increased inventory levels of $3.7 million primarily as a function of management’s objective to meet higher expected demand in the coming quarter. For comparison, cash provided by operating activities during the six months ended July 2, 2005 was comprised of net income of $7.0 million, non-cash expenses of $3.5 million including an asset impairment charge of $2.2 million, offset by uses of cash for working capital of $1.3 million.

Cash used by investing activities was $6.3 million in the first half of 2006, due to cash outlays of $6.8 million related to our acquisition of Soluris and capitalized acquisition costs of $4.4 million associated with our merger with Accent Optical Technologies, partially offset, by maturities of short-term investments in the amount of $5.0 million. In comparison, investing activities used $1.0 million in the six months ended July 2, 2005, primarily due to purchases of short-term investments of $18.9 million offset to some extent by sales of short-term investments in the amount of $18.0 million.

Financing activities used $0.6 million in the first half of 2006, due to repayments of short-term and long-term debt in Japan of $1.4 million. These amounts were partially offset by the sale of stock from the exercise of employee stock options of $0.8 million. In comparison, financing activities provided $2.2 million in the first half of 2005, due to borrowings of $1.8 million under our line of credit in Japan and the proceeds from issuance of stock from the exercise of employee stock options of $1.3 million, which were offset to some extent by repayment of long-term debt in Japan.

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

Contractual Obligations

The following table summarizes our contractual cash obligations as of July 1, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Remaining six months of fiscal 2006	1-3 Years	4-5 Years	More than 5 Years
Debt obligations (1)	$1,675	$195	$762	$718	$—
Operating leases	632	195	280	152	5

Total	$2,307	$390	$1,042	$870	$5

(1)	Our debt obligations primarily relate to the expansion of our Japanese facilities and include related interest.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of July 1, 2006 was approximately $10.5 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 1, 2006 (the “Evaluation Date”), an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2005 and described below is not yet complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

During the three months ended July 1, 2006, we have taken the following steps to remediate the material weakness described above:

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

Other than as noted above, there were no changes in our internal control over financial reporting during the three months ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2006, we filed suit against Nova in the United States District Court for the Northern District of California. The complaint alleges that certain of Nova’s products infringe one of our patents and seeks damages.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, we recently consummated our merger with Accent Optical, a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry. At the outset, we do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate them profitably or retain their key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity financing, that result in dilution to our shareholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

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

We produce all of our systems in our manufacturing facilities located in Milpitas, California and, to a lesser extent, through our subsidiary in South Korea and, beginning with our acquisition of Soluris in March 2006, in Concord, Massachusetts, and our contract manufacturer in Japan. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

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

We incur increased costs as a result of changes in laws and regulations affecting public companies.

Compliance with changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, has resulted in and, we expect, will continue to result in increased accounting, legal and administrative costs. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board impose requirements with respect to the evaluation of the effectiveness of our internal controls. The cost of complying with these requirements is substantial.

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

Risks Relating to our Recently Completed Merger with Accent Optical Technologies, Inc.

Nanometrics has incurred significant costs in connection with the merger.

We estimate we will incur direct transaction costs of $2.0 million in connection with the merger of which approximately $1.5 million had been paid as of July 31, 2006. Certain of the transaction costs will be capitalized. We believe that the combined company will also incur charges to operations in the quarter in which the merger is completed to reflect the costs of integrating the two companies, but cannot reasonably estimate those costs at this time,. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

The combined company must continue to retain and motivate executives and key employees and recruit new employees, and failure to do so could seriously harm the combined company.

In order to be successful, the combined company must continue to retain and motivate executives and other key employees and recruit new employees. Employees of the combined company may experience uncertainty about their future roles during the integration period after closing. These potential distractions may adversely affect the combined company’s ability to attract, motivate and retain executives and key employees and keep such executives and key employees focused on strategic corporate goals. Any failure by the combined company to retain and motivate executives and key employees could seriously harm our business.

The merger may cause customers, distributors, resellers and others to delay or defer decisions concerning purchases from the combined company, which may harm the combined company’s results of operations.

Customers, distributors, resellers and others may be uncertain about the combined company’s plans for each of Nanometrics’ and Accent Optical’s products. This uncertainty may cause customers, distributors, resellers and others to delay or defer purchasing decisions, or elect to switch to other suppliers, which could negatively affect the businesses and results of operations of the combined company. Prospective customers might also be reluctant to purchase the combined company’s products due to uncertainty about the direction of its products and its willingness to support and service existing products. Customers, distributors, resellers and others may also seek to change existing agreements with Nanometrics or Accent Optical as a result of the merger. These and other actions by customers, distributors, resellers and others could negatively affect the businesses and results of operations of Nanometrics and/or Accent Optical.

Significant amounts of goodwill and intangible assets after the completion of Accent Optical transaction could make our reported results more volatile.

Goodwill is tested for impairment annually or when an event occurs indicating the potential for impairment. The evaluation is prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units is determined using a combination of the cash flow and market comparable approaches. If we conclude at any time that the carrying value of our goodwill and other intangible assets for any of our reporting units exceeds its implied fair value, we will be required to recognize an impairment, which could materially reduce operating income and net income in the period in which such impairment is recognized.

In the application of these methodologies, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments. Accordingly, our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

Governmental authorities could seek to challenge the merger.

Even though the merger has been completed, government authorities could seek to challenge the merger, impose conditions or require asset divestitures as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging the merger. We may not prevail in such action, and significant legal fees and costs may be incurred even if we are ultimately successful.

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

Any future acquisitions we make, or attempt to make, could disrupt our business and harm our financial condition if we are not able to timely and successfully close the acquisition or successfully integrate acquired businesses and technologies.

We have made and may continue to make acquisitions of business and technologies to enhance our business. Acquisitions involve numerous risks, including problems combining the purchased operations and key employees, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. The integration of businesses that we have acquired or that we may acquire in the future into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A. A special meeting of shareholders was held on July 21, 2006.

B. The number of shares of common stock of Nanometrics, Inc. issued and outstanding on the record date for said meeting, May 24, 2006 was 13,095,332. The number of shares represented and voting in person or by proxy at said meeting was as follows:

By proxy	9,703,882	in Person	0	Total	9,703,882

The total number of shares present in person and by proxy equal 74.10% of the total shares issued and outstanding, thereby constituting a quorum for purposes of the meeting.

C. The following matter was voted upon at the special meeting:

		For	Against	Abstain	Broker Non-Votes
1.	To approve the issuance of up to a maximum of 5,212,286 shares of Nanometrics common stock in connection with the merger with Accent Optical Technologies, Inc., and the other principal terms of the merger:	9,551,310	133,504	19,068	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Articles of Incorporation

3.1.(1)	Amended and Restated Articles of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (a)(2)	Certificate of Amendment of Amended and Restated Bylaws of the Registrant

3.2.(b)(3)	Restated Bylaws of the Registrant

10	Material Contracts

10.1(5)	Description of compensation arrangement for John D. Heaton, President and Chief Executive Officer

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of John D. Heaton, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Douglas J. McCutcheon, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of John D. Heaton, principal executive officer of the Registrant, and Douglas J. McCutcheon, principal financial officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 28, 2003
(2)	Incorporated by reference to Exhibit 3.10 of Registrant’s Annual Report on Form 10-K filed on March 30, 2001
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 1, 1998
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ Douglas J. McCutcheon
Douglas J. McCutcheon
Chief Financial Officer

Dated: August 10, 2006