Form 10-Q
period 2006-09-30
NANOMETRICS INC
filed 2006-11-09
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-13470

NANOMETRICS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-2276314
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1550 Buckeye Drive, Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)

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

As of October 27, 2006, there were 18,058,918 shares of common stock, $0.001 par value per share, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,126	$40,445
Short-term investments	—	4,949
Accounts receivable, net of allowances of $836 and $592, respectively	27,533	18,983
Inventories	47,916	25,656
Prepaid expenses and other	4,710	1,259

Total current assets	95,285	91,292
Property, plant and equipment, net	43,247	42,928

Goodwill	51,993	—
Intangible assets	30,727	639
Other assets	2,168	1,441

Total assets	$223,420	$136,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$—	$1,186
Accounts payable	9,254	3,060
Accounts payable to related party	534	288
Accrued payroll and related expenses	4,609	1,540
Deferred revenue	12,743	3,448
Accrued warranty	4,287	1,440
Other current liabilities	5,825	2,429
Income taxes payable	958	770
Current portion of debt obligations	354	400

Total current liabilities	38,564	14,561

Deferred income taxes and other long-term liabilities	160	—
Debt obligations	1,136	1,396

Total liabilities	39,860	15,957
Contingencies

Shareholders’ Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 47,000,000 shares authorized; 18,026,167 and 12,990,894, respectively, outstanding	18	107,294
Additional paid-in capital	179,684	—
Retained earnings	2, 174	12,218
Accumulated other comprehensive income	1,684	831

Total shareholders’ equity	183,560	120,343

Total liabilities and shareholders’ equity	$223,420	$136,300

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net revenues:
Products	$24,772	$11,772	$60,865	$49,317
Service	4,319	2,459	10,592	7,000

Total net revenues	29,091	14,231	71,457	56,317

Costs and expenses:
Cost of product sales	14,599	6,234	33,220	24,429
Cost of service	4,780	2,629	11,340	7,810
Research and development	4,208	3,291	9,798	10,126
Selling	5,850	2,395	12,892	8,389
General and administrative	5,447	3,348	14,303	7,746
Asset impairment	—	—	—	2,232
Merger termination fee	—	—	—	(8,300)

Total costs and expenses	34,884	17,897	81,553	52,432

Income (loss) from operations	(5,793)	(3,666)	(10,096)	3,885

Other income (expense):
Interest income	156	288	787	611
Interest expense	(13)	—	(44)	(35)
Other, net	(648)	(18)	(375)	(494)

Total other income (expense), net	(505)	270	368	82

Income (loss) before income taxes	(6,298)	(3,396)	(9,728)	3,967

Provision for income taxes	268	7	316	398

Net income (loss)	$(6,566)	$(3,403)	$(10,044)	$3,569

Net income (loss) per share:
Basic	$(0.40)	$(0.26)	$(0.71)	$0.28

Diluted	$(0.40)	$(0.26)	$(0.71)	$0.27

Shares used in per share computation:
Basic	16,573	12,854	14,226	12,686

Diluted	16,573	12,854	14,226	13,448

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income (loss)	$(10,044)	$3,569
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	4,374	1,878
Stock-based compensation	3,411	2,232
Asset impairment	—	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,335	2,400
Inventories, net	(9,833)	325
Prepaid expenses and other	(1,831)	(744)
Accounts payable, accrued and other current liabilities	(4,512)	1,238
Deferred revenue	8,501	(654)
Income taxes payable	183	(405)

Net cash provided by (used in) operating activities	(8,416)	9,835

Cash flows from investing activities:
Purchase of certain net assets in connection with acquisitions, net of cash acquired	(7,477)	30
Purchase of short-term investments	—	(44,832)
Sales/maturities of short-term investments	4,949	37,000
Purchases of property, plant and equipment	(435)	(204)

Net cash used in investing activities	(2,963)	(8,006)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	—	1,789
Repayments of debt obligations	(15,383)	(1,174)
Proceeds from sale of shares under employee stock option plan and purchase plan	1,083	2,551

Net cash provided by (used in) financing activities	(14,300)	3,166

Net increase (decrease) in cash and cash equivalents	(25,679)	4,995
Effect of exchange rate changes on cash and cash equivalents	360	(239)

Cash and cash equivalents, beginning of period	40,445	15,949

Cash and cash equivalents, end of period	$15,126	$20,705

Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$52

Cash paid (refunded) for income taxes	$(43)	$1,079

Fair value of Nanometrics shares issued to Accent stockholders	$67,481	$—

Fair value of Nanometrics shares issuable to former Accent optionees	$344	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Consolidated Interim Financial Statements (the “financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (the “SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which were included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks. The Company’s current year will end December 31, 2006 and include 52 weeks.

Note 2. Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), which provides guidance regarding the process of quantifying financial statement misstatements. SAB 108 clarifies the treatment of financial statement misstatements that affects the financials in both the current reporting year and prior periods and provides guidance on how to determine which treatment methods are acceptable under generally accepted accounting principles. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of the provisions of SAB 108 is not expected to impact its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires entities to recognize the funded status of their defined benefit pension plans in the balance sheet, measured as the difference between the fair value of the plan assets less the projected benefit obligation. Any resulting asset or liability will be fully recognized in the balance sheet. SFAS No. 158 also requires the actuarial measurement date to be at the end of the entity’s fiscal year and expanded disclosure in the footnotes to the financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities, and requires prospective application, with the initial recognition of the funded status being recognized as a component of other comprehensive income. The Company does not have defined benefit plans and the provisions of SFAS No. 158 are not expected to impact its financial condition or results of operations.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in the Company’s financial statements beginning in the first quarter of 2008.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company is required to adopt FIN 48 on January 1, 2007, which is when the Company plans to adopt FIN 48. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements and, therefore, the effect of adoption cannot be quantified at this time. However, the Company, in the normal course of business, makes reserves for tax contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies”. Upon adoption of FIN 48 by the Company on January 1, 2007, an adjustment to tax liabilities and retained earnings may be made.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 155 is not expected to impact its financial condition or results of operations.

Note 3. Acquisitions

Soluris Inc.

On March 15, 2006, Nanometrics announced that it had acquired Soluris Inc., (“Soluris”) a Concord, Massachusetts-based privately held corporation focused on overlay and CD measurement technology. The acquisition of Soluris, which was renamed Nanometrics IVS Division, is expected to enhance Nanometrics’ line of overlay products and provide access to new customers. Under the terms of the merger agreement, which was an all-cash transaction, the total consideration to purchase all the outstanding stock of Soluris was $7.0 million including $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

The preliminary allocation of the Soluris purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the completion of the Soluris income tax returns, and the impact of adjustments on management’s estimates of fair values of inventories and accounts receivables. We expect management’s valuation process to be completed during the fourth quarter of fiscal 2006.

The preliminary allocation of the Soluris purchase price is summarized below (in thousands):

Assets acquired:
Cash	$67
Accounts receivable	474
Inventories	1,559
Other assets	112

Total assets acquired	2,212

Liabilities assumed:
Accounts payable	(562)
Accrued compensation	(450)
Deferred revenue	(846)
Other accrued liabilities	(504)

Total liabilities assumed	(2,362)

Net liabilities assumed	(150)

Deferred income tax liabilities	(160)
Goodwill and other intangible assets:
Goodwill	3,638
Customer relationships	2,500
Patented technology	700
Non-compete agreements	50
Trademark	400

Total goodwill and other intangible assets	7,288

Net estimated purchase price	$6,978

The patented technology is being amortized over an estimated useful life of ten years and customer relationship is being amortized on an accelerated basis over an estimated useful life of nine years designed to match the amortization to the benefits where applicable. The amount allocated to the trademark has been determined to have an indefinite life. In accordance with SFAS No. 142, Goodwill and other Intangible Assets, the Company will not amortize the goodwill and trademark, but will evaluate them annually for impairment or whenever events or circumstances occur which indicate that they might be impaired.

If the Company had acquired Soluris at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net revenues	$29,091	$16,093	$72,572	$62,682
Net income (loss)	(6,566)	(3,745)	(10,702)	2,204
Net income (loss) per share:
Basic	$(0.40)	$(0.29)	$(0.75)	$0.17
Diluted	$(0.40)	$(0.29)	$(0.75)	$0.16

Accent Optical Technologies, Inc.

On July 21, 2006, Nanometrics completed its acquisition of Accent Optical Technologies, Inc. (“Accent”), a Bend Oregon-based privately held corporation focused on overlay and thin film metrology and process control systems. The acquisition of Accent is expected to enhance Nanometrics’ line of overlay and thin film products and to provide access to new customers, especially in Europe. Under the terms of the merger agreement relating to the acquisition, the total estimated purchase price of $72.6 million includes the exchange of Nanometrics common stock valued at $67.5 million, assumed stock options with a fair value of $0.3 million, a loan made to Accent prior to completion of the acquisition of $2.5 million and estimated direct transaction costs of $2.2 million. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Accent acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Accent were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

The purchase price includes the issuance of 4.865 million shares of Nanometrics common stock at an average market price per share of Nanometrics common stock of $13.87 reflecting the average of the closing market price of Nanometrics common stock for the period beginning two trading days before and ending two trading days after the merger was announced.

Under the terms of the merger agreement, each outstanding in-the-money option to purchase Accent stock and each option granted on or after January 23, 2006 (whether in-the-money or not) to purchase Accent stock was assumed and converted into an option to purchase Nanometrics common stock. Nanometrics assumed stock options to purchase Accent common stock, which are exercisable for 0.2 million shares of Nanometrics common stock. The fair value of the vested options assumed was determined using a Black-Scholes valuation model with the following weighted-average assumptions: volatility of 66.3%; risk-free interest rate of 4.3%, expected life of 4.5 years and dividend yield of zero.

The preliminary allocation of the Accent purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the completion of Accent’s income tax returns, finalization of the independent appraisal and the impact of adjustments on management’s estimates of fair values of inventories and accounts receivables. We expect management’s valuation process to be completed during the first half of fiscal 2007.

The total preliminary estimated purchase price of the merger is as follows (in thousands):

Estimated fair value of Nanometrics shares issued to Accent stockholders	$67,481
Estimated fair value of Nanometrics shares issuable to former Accent optionees	344
Loan to Accent	2,500
Estimated direct transaction fees and expenses	2,230

Total preliminary estimated purchase price	$72,555

The preliminary allocation of the Accent purchase price is summarized below (in thousands):

Assets acquired:
Cash	$3,845
Accounts receivable	9,612
Inventories	11,281
Fixed assets	1,256
Other assets	1,933

Total tangible assets acquired	27,927

Liabilities assumed:
Accounts payable	(4,369)
Accrued compensation	(3,284)
Short term loans	(14,021)
Accrued interest	(1,717)
Accent Optical transaction expenses	(5,011)
Deferred revenue	(354)
Other accrued liabilities	(4,081)

Total liabilities assumed	(32,837)

Net liabilities assumed	(4,910)
Goodwill and other intangible assets:
Goodwill	48,355
Customer relationships	13,200
Developed technology	9,100
Brand names	3,600
Backlog	3,210

Total goodwill and other intangible assets	77,465

Net estimated purchase price	$72,555

The patented technology and brand names are being amortized over an estimated average useful life of eight years and customer relationships are being amortized on an accelerated basis over an estimated useful life of nine years designed to match the amortization to the benefits where applicable. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it annually for impairment or whenever events or circumstances occur which indicate that it might be impaired.

Pursuant to the merger agreement, 486,505 shares of Nanometrics common stock delivered as consideration in the merger were withheld and deposited in an escrow fund in order to secure Accent and its former stockholders’ performance of indemnification obligations under the merger agreement. Upon closing, Nanometrics has an immediate claim on the escrow for a number of shares equal to the Accent transaction costs that exceed $4.2 million, which is currently anticipated to be approximately $1.0 million, divided by the ten-day average closing price of Nanometrics common stock prior to submission of the claim. Nanometrics expects to file its claim prior to December 31, 2006.

If the Company had acquired Accent at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net revenues	$30,232	$21,606	$96,595	$88,991
Net income (loss)	(8,096)	(6,211)	(13,238)	168
Net income (loss) per share:
Basic	$(0.49)	$(0.35)	$(0.93)	$0.01
Diluted	$(0.49)	$(0.35)	$(0.93)	$0.01

Note 4. Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (collectively “Employee Stock Purchases”) based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three- and nine-month periods ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three- and nine-month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates for the three months ended April 1, 2006, July 1, 2006 and September 30, 2006 of 14.1%, 15.3%

and 15.3%, respectively, were based on historical forfeiture experience. In the Company’s pro forma information, required under SFAS No. 123 for the periods prior to fiscal 2006, the Company estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three- and nine-month periods ended September 30, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock Options:
Expected life	4.5 years	4.5 years
Volatility	70.3%	71.9%
Risk free interest rate	4.69%	4.75%
Dividends	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	42.7%	40.9%
Risk free interest rate	2.43%	2.06%
Dividends	—	—

The weighted average fair values per share of the stock options awarded in the three and nine months ended September 30, 2006 was $5.41 and $7.01, respectively, based on the fair market value of the Company’s common stock on the grant dates.

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the Employee Stock Purchases under SFAS 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of products	$82	$225
Cost of service	84	209
Research and development	362	915
Selling	276	670
General and administrative	601	1,392

Stock-based compensation expense included in costs and expenses	1,405	3,411

Total stock-based compensation expense related to employee stock options and employee stock purchases	$1,405	$3,411

The table below reflects net income (loss) and basic and diluted net income (loss) per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended October 1, 2005 as follows (in thousands except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income (loss)—as reported for the prior period (1)	N/A	$(3,403)	N/A	$3,569
Stock-based compensation expense related to employee stock options (2)	(1,405)	(895)	(3,411)	(2,989)

Net income (loss), including the effect of stock-based compensation expense (3)	$(6,566)	$(4,298)	$(10,044)	$580

Net income (loss) per share—as reported for the prior period (1)
Basic		$(0.26)		$0.28
Diluted		$(0.26)		$0.27
Net income (loss) per share, including the effect of stock-based compensation expense (3)
Basic	$(0.40)	$(0.33)	$(0.71)	$0.05
Diluted	(0.40)	$(0.33)	(0.71)	0.04
Shares used to compute income per share
Basic	16,573	12,854	14,226	12,686
Diluted	16,573	12,854	14,226	13,448

(1)	Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on SFAS No.123.

A summary of option activity under the Company’s stock option plans during the nine months ended September 30, 2006 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2005	1,979,761	2,570,758	$10.01
Shares added through 2005 Option Plan	389,726	—	—
Exercised	—	(42,544)	6.99
Granted	(263,200)	263,200	14.00
Canceled	39,805	(59,805)	13.12

Outstanding at April 1, 2006	2,146,092	2,731,609	$10.38	4.85	$10,955
Exercised	—	(30,799)	6.44
Granted	(599,500)	599,500	12.96
Canceled	41,743	(41,743)	13.89

Outstanding at July 1, 2006	1,588,335	3,258,567	$10.84	5.01	$4,395
Options assumed from the Accent Stock Option Plan	—	205,108	13.87
Exercised	—	(65,621)	5.65
Granted	(381,000)	381,000	9.08
Canceled	169,436	(171,669)	13.65
Outstanding at September 30, 2006	1,376,771	3,607,385	$10.69	5.11	$3,812

Exercisable at September 30, 2006		1,769,132	$9.04	3.82	$3,687

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.25 as of September 30, 2006, $9.93 as of July 1, 2006 and $13.85 as of April 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.3 million and $0.9 million, respectively. The fair value of options vested was $1.5 million and $2.4 million for the three and nine months ended September 30, 2006, respectively.

In connection with the acquisition of Accent Optical Technologies, Inc. in the third quarter of fiscal 2006 (Note 3), each outstanding stock option under the Accent Stock Option Plan was converted into an option to purchase shares of the Company’s common stock and, as a result, outstanding options to purchase 205,108 shares of the Company’s common stock were assumed. No further options may be granted under the Accent Stock Option Plan.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.49– $ 5.54	92,768	3.04	$3.51	92,768	$3.51
$ 5.70– $ 5.70	726,214	3.71	$5.70	726,214	$5.70
$ 6.33– $ 8.89	649,919	5.50	$8.17	325,503	$7.48
$ 9.87– $11.77	486,767	5.88	$10.92	82,720	$10.60
$12.02– $12.03	376,300	5.61	$12.03	159,750	$12.03
$12.29– $13.65	675,234	6.15	$13.35	75,454	$12.67
$13.75– $15.98	381,800	5.82	$15.16	118,250	$14.44
$16.10– $22.90	199,883	2.56	$18.30	169,973	$18.56
$25.24– $25.24	15,000	1.75	$25.24	15,000	$25.24
$29.20– $29.20	3,500	1.88	$29.20	3,500	$29.20

$0.49– $29.20	3,607,385	5.11	$10.69	1,769,132	$9.04

As of September 30, 2006, total unrecognized compensation costs related to unvested stock options was $8.2 million, including approximately $0.4 million related to the acquisition of Accent, which is expected to be recognized as compensation expense over a weighted average period of approximately 1.4 years.

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

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Stock Options:
Expected life	3.7 years	3.4 years
Volatility	75.9%	77.2%
Risk free interest rate	3.38%	3.60%
Dividends	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	53.0%	55.0%
Risk free interest rate	1.70%	1.59%
Dividends	—	—

Note 5. Sale of Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.375% to 1.625% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. For the three and nine months ended September 30, 2006 there were no material gains or losses on the sale of such receivables. For the three and nine months ended September 30, 2006, $2.5 million and $6.2 million, respectively, of receivables were sold under the terms of the agreement. The Company did not sell any receivables under the terms of the agreement during the comparable periods of 2005. There were no amounts due from the financial institution at September 30, 2006 and December 31, 2005.

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and subassemblies	$23,140	$14,175
Work in process	8,422	5,021
Finished goods	16,354	6,460

Total inventories	$47,916	$25,656

Note 7. Related Party Transactions

A member of the Company’s executive staff is a significant shareholder of a major supplier of assembly parts to the Company. Purchases of assembly parts from the related party were $1.9 million and $4.6 million during the three and nine months ended September 30, 2006, respectively, and $0.4 million and $1.7 million during the three and nine months ended October 1, 2005, respectively. Consulting services received from the related party were $0.2 million and $0.5 million during the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.6 million during the three and nine months ended October 1, 2005. Amounts due to the related party as of September 30, 2006 and December 31, 2005 were $0.5 million and $0.3 million, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS No. 142, goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. For the three and nine months ended September 30, 2006, the Company recorded goodwill of $48.5 million and $52.0 million, respectively, as a result of the Company’s acquisitions of Soluris and Accent.

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. On March 15, 2006, as a result of the Company’s acquisition of Soluris, the Company acquired a trademark with a value of $0.4 million with an indefinite life.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 30, 2006 and December 31, 2005 consist of the following (in thousands):

September 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology acquired in business combinations	$9,800	$279	$9,521
Customer relationships	15,700	737	14,963
Brand names	3,600	94	3,506
Patented technology	1,790	1,342	448
Backlog	3,210	1,344	1,866
Non-compete agreement	50	27	23
Other	250	250	—

Total	$34,400	$4,073	$30,327

December 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Patented technology	$1,790	$1,151	$639
Other	250	250	—

Total	$2,040	$1,401	$639

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which are amortized over one year. Amortization expense for developed technology acquired in a business combination, patented technology and backlog is included in cost of product sales whereas amortization expense for customer relationships, brand names and non-compete agreements is included in selling expense in the Company’s condensed consolidated statements of operations. Total amortization expense was $2.4 million and $0.1 million for the three months ended September 30, 2006 and October 1, 2005, respectively and $2.7 million and $0.2 million for the nine months ended September 30, 2006 and October 1, 2005.

The estimated future amortization expense as of September 30, 2006 is as follows (in thousands):

Fiscal Years
2006 (remaining three months)	$3,029
2007	5,148
2008	4,881
2009	4,257
2010	3,675
2011 and after	9,337

Total amortization	$30,327

Note 9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued professional services	1,363	1,518
Other	4,462	911

Total other current liabilities	$5,825	$2,429

Note 10. Shareholders’ Equity

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less $0.4 million weighted average shares held in escrow for the Accent acquisition. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted average common shares outstanding-shares used in basic net income (loss) per share computation	16,573	12,854	14,226	12,686
Potentially dilutive common stock equivalents, using the treasury stock method	—	—	—	762

Shares used in diluted net income (loss) per share computation	16,573	12,854	14,226	13,448

For the three and nine months ended September 30, 2006, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.4 million and 2.0 million in the three and nine months ended September 30, 2006, respectively.

At October 1, 2005, diluted net income per share excludes common equivalent shares outstanding of 1.1 million, as their effect was anti-dilutive.

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

Note 13. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income (loss)	$(6,566)	$(3,403)	$(10,044)	$3,569
Foreign currency translation adjustment, net of tax	305	(197)	853	(834)

Total comprehensive income (loss)	$(6,261)	$(3,600)	$(9,191)	$2,735

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

	Nine Months Ended
	September 30, 2006	October 1, 2005
Balance as of beginning of period	$1,440	$1,055
Warranties assumed	1,038	—
Actual warranty costs	(1,694)	(1,277)
Provision for warranty	3,503	1,677

Balance as of end of period	$4,287	$1,455

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2006 and December 31, 2005.

Note 15. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. For the nine month period ended September 30, 2006, the Company’s income tax provision of $0.3 million on a pre-tax loss is a result of foreign taxes. The income tax provision of $0.4 million for the nine month period ended October 1, 2005 reflects the Company’s obligation for foreign taxes and U.S. Federal alternative minimum taxes. The estimated annual tax rate differs from the combined United States federal and state statutory income tax rate of 40% primarily due to estimated utilization of the Company’s net operating losses and various tax credits and reduction of the associated deferred tax valuation allowance.

Note 16. Contingencies

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe a Nova patent and seeks a preliminary and permanent injunction against their sale and unspecified damages. The Company does not believe any of its products infringe any valid claim of the Nova patent and intends to vigorously and aggressively defend itself in the litigation. On March 29, 2006, Nanometrics filed suit against Nova in the United States District Court for the Northern District of California. The complaint alleges that certain of Nova’s products infringe one of Nanometrics’ patents and seeks damages. On October 11, 2006, we filed another complaint in the United States District Court for the Northern District of California against Nova for patent infringement. The patents at issue relate to Nanometrics’ optical critical dimension technology, commonly referred to as scatterometry.

In August 2005, KLA-Tencor Corporation, (“KLA”), filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. The Company does not believe that any of its products infringe the intellectual property of any third party and it intends to vigorously and aggressively defend itself in the litigation. As part of such defense, the Company has filed a request for re-examination of the three allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). These requests for re-examination were recently accepted for review by the PTO. In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examination is completed.

Note 17. Geographic and Significant Customer Information

Prior to the Accent acquisition, Nanometrics had operations in four primary geographic operating locations: the United States, Japan, South Korea and Taiwan. With the acquisition of Accent, the Company’s operations now include Europe. All such operating locations have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, Nanometrics operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues and long-lived assets attributed to significant countries (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Total net revenues:
United States	$10,215	$7,847	$35,665	$17,373
Japan	5,172	2,582	12,622	12,550
South Korea	5,790	2,102	10,426	16,211
Taiwan	4,282	520	6,676	7,352
Europe	3,595	1,180	6,031	2,651
Other	37	—	37	180

Total net revenues*	$29,091	$14,231	$71,457	$56,317

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	September 30, 2006	December 31, 2005
Long-lived assets:
United States	$37,410	$37,622
Japan	2,377	2,391
South Korea	4,903	4,333
Europe	624	23
Taiwan	101	—

Total long-lived assets**	$45,415	$44,369

**	Long-lived assets include tangible assets only.

As of September 30, 2006, no customer accounted for more than 10% of total accounts receivable. As of December 31, 2005, one customer accounted for 31.4% of total accounts receivable.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Applied Materials	$3,966	$3,412	$15,466	$10,695
Hynix	8,001	***	11,928	***
Intel	***	1,729	***	***
Ebara	***	1,585	***	6,449
Samsung	4,897	***	14,454	10,168

***	The customer accounted for less than 10% of total revenue during the specified period.

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

Capital expenditures by manufacturers of semiconductors, especially in Asia, and their suppliers are critical to our success. The demand by these manufacturers and suppliers is driven by the expected market demand for new products and new applications. The increasing complexity of the 300mm manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems. The incorporation of smaller features sizes, copper interconnect technology, and optical critical dimension technology are expected to result in increased demand for metrology and closed-loop process control. Our strategy is to solidify our competitive position and leverage our channel in each of the high-growth markets we operate by focusing on key customers, gaining scale and market share and cross-selling our integrated and standalone products.

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

Goodwill and Intangible Assets—Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process, which is completed as of the last day of November of each year, compares the fair value of our reportable segment (which we have determined to be our reporting unit) to its carrying value, including the goodwill related to the segment. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for our reportable segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS No. 144, in determining the fair value of the respective businesses.

Our fair value estimates are based on the extensive use of management’s estimates and assumptions, and the result of these processes can have a significant impact on our future operating results.

We are presently in the process of evaluating the impact of the Soluris and Accent acquisitions on the determination of our reporting unit(s) for purposes of SFAS No. 142.

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

Stock-Based Compensation – Upon adoption of SFAS 123(R) on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS No. 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by SAB 107. The expected volatility is based on the historical volatility of our stock price.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Acquisitions

On March 15, 2006, we announced that we had acquired Soluris Inc., (“Soluris”) a privately held corporation focused on overlay and CD measurement technology and headquartered in Concord, Massachusetts. Its flagship product, the IVS 155, is a tool for use in the 200mm and smaller semiconductor overlay and CD measurement market. Under the terms of the merger agreement, which was an all-cash transaction, the total consideration to purchase all of the outstanding stock of Soluris was $7.0 including $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in our condensed consolidated statement of operations from the date of the acquisition. We believe the acquisition of Soluris will create an immediate impact on our share of the Overlay market.

On July 21, 2006, Nanometrics completed its acquisition of Accent Optical Technologies, Inc. (“Accent”), a Bend Oregon-based privately held corporation focused on overlay and thin film metrology and process control systems. The acquisition of Accent is expected to enhance Nanometrics’ line of overlay and thin film products and provide access to various other new customers. Under the terms of the merger agreement relating to the acquisition, the total estimated purchase price of $72.6 million includes the exchange of Nanometrics common stock valued at $67.5 million, assumed stock options with a fair value of $0.3 million, a loan made to Accent prior to completion of the acquisition of $2.5 million and estimated direct transaction costs of $2.2 million. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Accent acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Accent were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

Results of Operations

Three and nine months ended September 30, 2006 and October 1, 2005

Total net revenues. Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2006	October 1, 2005		September 30, 2006	October 1, 2005
Automated systems	$19,076	$6,184	208%	$40,336	$31,557	28%
Integrated systems	5,696	5,588	2%	20,529	17,760	16%
Total product revenue	24,772	11,772	110%	60,865	49,317	23%
Service	4,319	2,459	76%	10,592	7,000	51%

Total net revenues	$29,091	$14,231	104%	$71,457	$56,317	27%

For the three months ended September 30, 2006, net revenues from automated systems increased from the comparable period in 2005 resulting from the additional revenues from Accent customers of $6.2 million and higher demand of $6.7 million for semiconductor process control equipment as semiconductor manufacturers continue their conversion to 300mm wafer to achieve better production efficiencies. We believe that increased consumer demand for high performance electronics drives technology advancement in semiconductor design and manufacturing, which has in turn, promoted the purchase of semiconductor capital equipment featuring the latest advances in technology. Service revenue increased $1.9 million as a result of our Accent and Soluris acquisitions, which contributed higher sales of parts and services, due in part to a large installed base of systems.

For the nine months ended September 30, 2006, net revenues from automated systems increased 28% as compared to the same period in 2005 resulting from the additional revenues from Accent customers and by higher demand for our automated products as semiconductor manufacturers continue their conversion to 300mm wafer to achieve better production efficiencies. The increase in revenues was partially offset by a decrease of $1.9 million of revenue included in the first half of fiscal 2005 due to the sale of our FPD business unit effective in October 2005. Sales of our integrated systems increased as our channel distributors continue to integrate our products with growing end customers’ demand. Service revenue increased as a result of our Accent and Soluris acquisitions and due to more customers signing up for post-warranty service contracts.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	July 2, 2005
Products	41%	47%	45%	50%
Services	(11)%	(7)%	(7)%	(12)%

In the three and nine month periods ended September 30, 2006, the product gross margin decreased from the comparable periods of 2005 due to higher warranty costs as well as acquisition related charges of $1.6 million related to the intangible assets amortization for developed technology and backlog related to the Accent and Soluris acquisitions. Services gross margin decreased as compared to the same periods in 2005 as we have not been able to fully recover the higher costs associated with meeting our customers’ increasing service demands. The lower margins were partially offset by the positive service margins received from the Accent and Soluris operations.

Operating expenses. Our operating expenses were comprised of the following categories (in thousands):

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30, 2006	October 1, 2005		September 30, 2006	October 1, 2005
Research and development	$4,208	$3,291	28%	$9,798	$10,126	(3)%
Selling	5,850	2,395	144%	12,892	8,389	54%
General and administrative	5,447	3,348	63%	14,303	7,746	85%
Asset impairment	—	—	—%	—	2,232	(100)%
Merger termination fee	—	—	—%	—	(8,300)	(100)%

Research and development. Research and development expenses for the three months ended September 30, 2006 increased $0.9 million over the comparable period of fiscal 2005. The increase in research and development expenses reflects the additional expenses of $1.4 million associated with Accent which was acquired on July 21, 2006 and $0.2 million of additional research and development expenses associated with the acquisition of Soluris on March 15, 2006, and stock-based compensation charges of $0.4 million related to our adoption in the first quarter of 2006 of SFAS 123(R), “Share-Based Payment”, or SFAS 123(R). The increases in research and development expenses were partially offset by our cost cutting initiatives undertaken in the fourth quarter of 2005 of $0.8 million including the reductions in headcount related expenses in the United States and the sale of our flat panel display business unit in Japan and its related research and development function of $0.2 million.

Research and development expenses for the nine months ended September 30, 2006 decreased $0.3 million over the comparable period of fiscal 2005. The decrease in research and development expenses reflects our cost cutting initiatives undertaken in the fourth quarter of 2005 including the sale of our flat panel display business unit in Japan and its related research and development function of $0.6 million and reductions in headcount related expenses in the United States. The reductions in research and development expenses were partially offset by the additional expenses of $1.4 million and $0.6 million associated with the acquisition of Accent and Soluris, respectively. We also incurred stock-based compensation charges of $0.9 million related to our adoption of SFAS 123(R).

Selling. Selling expenses for the three months ended September 30, 2006 increased $3.5 million over the comparable period of fiscal 2005 due to the addition of $1.4 million of selling expenses associated with the acquisitions of Accent on July 21, 2006 and $0.3 million of additional selling expenses associated with the acquisition of Soluris on March 15, 2006 as well as $0.8 of charges related to amortization of customer relationships and brand names intangible assets. In addition we incurred stock-based compensation charges of $0.3 million related to our adoption in the first quarter of 2006 of SFAS 123(R).

The increase in selling expenses for the nine months ended September 30, 2006 increased $4.5 million over the comparable period of fiscal 2005 due to the addition of $1.9 million associated with our acquisitions of Accent on July 21, 2006 and $1.2 million associated with Soluris on March 15, 2006. In addition we have incurred stock-based compensation charges of $0.7 million related to our adoption of SFAS 123(R).

General and administrative. General and administrative expenses for the three and nine months ended September 30, 2006 increased $2.1 million and $6.5 million, respectively over the comparable periods of fiscal 2005. For the three months ended September 30, 2006 the increase in expenses was due to $1.1 million of additional general and administrative expense from Accent and Soluris operations, higher legal expenses of $0.3 million associated with our patent infringement lawsuits with KLA Tencor Corporation and with Nova Measuring Instruments Ltd., increased headcount-related expenses of $0.6 million as we have expanded and enhanced our finance and administrative functions and stock-based compensation charges of $0.6 million related to our adoption of SFAS 123(R) partially offset by lower charges for professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act of 2002 of $0.5 million.

For the nine months ended September 30, 2006 we incurred increased headcount-related expenses of $2.2 million as we have expanded and enhanced our finance and administrative functions, higher legal expenses of $1.6 million associated with our patent infringement lawsuits with KLA Tencor Corporation and with Nova Measuring Instruments Ltd., additional general and administrative expense from our acquisitions of Accent and Soluris of $1.5 million, stock-based compensation charges of $1.4 million related to our adoption of SFAS 123(R) and $0.3 million of higher charges for professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act.

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

Asset impairment. During the three months ended July 2, 2005 we recorded an asset impairment charge of $2.2 million related to certain assets in our FPD business unit. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we should assess the recoverability of assets when events become known which would indicate potential impairment. We evaluated the estimated future cash flows of certain asset groups in our FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset groups in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the second quarter of 2005.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Interest income	$156	$288	$787	$611
Interest expense	(13)	—	(44)	(35)
Foreign exchange gain (loss)	(501)	(22)	(480)	(506)
Other income (loss)	(147)	4	105	12

Total other income (expense), net	$(505)	$270	$368	$82

The lower interest income is due to lower average cash and investment balances and higher yields obtained on our investments. Interest expenses relate to our debt obligations in Japan and are expected to decrease, before exchange rate adjustments, with the balance of the debt. With the acquisition of Accent, we incurred foreign exchange losses due to exchange rate fluctuations associated with extensive intercompany balances assumed with the transaction. Other income (expense) includes a gain on the sale of assets, commission income and rental income and miscellaneous expenses.

Provision for income taxes. Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. The income tax provision of $0.3 million on a pre-tax loss of $9.7 million for the nine months ended September 30, 2006 was a result of foreign taxes. For the comparable period of 2005, the Company recorded an income tax provision of $0.4 million reflecting the Company’s obligation for foreign taxes and U.S. Federal alternative minimum taxes. The estimated annual tax rate differs from the combined United States federal and state statutory income tax rate of 40% primarily due to estimated utilization of the Company’s net operating losses and various tax credits and reduction of the associated deferred tax valuation allowance. We have established significant valuation allowances for our deferred tax assets and we will continue to assess the realizability of our deferred tax assets particularly if we establish a pattern of profitability in future quarters.

Liquidity and Capital Resources

At September 30, 2006, our cash and cash equivalents totaled $15.1 million as compared to $40.4 million at December 31, 2005. At September 30, 2006, we had working capital of $56.7 million compared to $76.7 million at December 31, 2005. The $25.8 million decrease in cash, cash equivalents and investments for the nine months ended September 30, 2006 resulted primarily from cash used in operating activities of $8.4 million, costs associated with our acquisitions of Soluris and Accent Optical of $7.5 million and repayment of debt of $15 million in connection with the Accent merger, partially offset by maturities of short term investments of $5.0 million and the sale of shares under our employee stock option and purchase plans of $1.1 million. As the Company has successfully closed both the Soluris and Accent Optical transactions, the ongoing need for cash associated with these transactions is expected to be substantially reduced.

We maintain arrangements under which eligible accounts receivable are sold without recourse to unrelated third-party financial institutions. The sale of these receivables accelerates our cash collection and reduces our credit exposure. See note 5 of the Condensed Consolidated Financial Statements for more information.

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $9.8 million for the nine months ended October 1, 2005. Cash used in operating activities during the nine months ended September 30, 2006 was comprised of a net loss of $10.0 million, increases in working capital of $6.2 million offset by non-cash expenses of $7.8 million. The higher non-cash expenses were driven by depreciation and amortization of acquired intangible associated with our acquisitions of Accent and Soluris of $4.2 and by stock-based compensation of $3.4 million. For comparison, cash provided by operating activities during the nine months ended October 1, 2005 was comprised of net income of $3.6 million, non-cash expenses of $4.1 million including an asset impairment charge of $2.2 million, offset by uses of cash for working capital of $1.9 million.

Cash used by investing activities was $3.0 million for the nine months of September 30, 2006 due to cash outlays of $7.5 million related to our acquisitions of Soluris and Accent Optical Technologies and purchases of property, plant and equipment of $0.4 million, partially offset, by maturities of short-term investments in the amount of $5.0 million. In comparison, investing activities used $8.0 million in the nine months ended October 1, 2005, primarily due to purchases of short-term investments of $44.8 million and purchases of property, plant and equipment offset by sales of short-term investments in the amount of $37.0 million.

Financing activities used $14.3 million for the nine months ended September 30, 2006 due to repayments of short-term and long-term debt in Japan of $1.4 million and repayment of $14.0 million of debt assumed in the Accent merger. These amounts were partially offset by proceeds from the sale of stock from the exercise of employee stock options of $1.1 million. In comparison, financing activities provided $3.2 million for the nine months ended October 1, 2005, due to borrowings of $1.8 million under our line of credit in Japan and the proceeds from issuance of stock from the exercise of employee stock options of $2.6 million, which were offset to some extent by repayment of $1.2 million of long-term debt in Japan.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. However, we believe that our current working capital will be sufficient to maintain current and planned operations through at least the next twelve months. We may require additional cash to fund acquisitions or investment opportunities or other events. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute your ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Remaining three months of fiscal 2006	1-3 Years	4-5 Years	More than 5 Years
Debt obligations (1)	$1,567	$97	$1,124	$346	$—
Operating leases	2,083	1,003	1,080	—	—

Total	$3,650	$1,100	$2,204	$346	$—

(1)	Our debt obligations primarily relate to the expansion of our Japanese facilities and include related interest.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of September 30, 2006 was approximately $13.3 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk does not differ materially from that discussed in our Annual Report as Form 10-K for the year ended December 31, 2005. With the Accent and Soluris acquisitions, the Company has assumed greater foreign exchange currency exposure from operations in overseas locations. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006 (the “Evaluation Date”), an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2005 and described below is not yet complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of December 31, 2005 related to our Japan operations. Specifically, internal control weaknesses in Japan included the lack of:

•	sufficient sample size for testing before our year-end due to late remediation of controls,

•	review of Japanese language sales documentation by U.S. personnel,

•	evidence regarding tracking of inventory movements,

•	segregation of duties in cash disbursements, purchasing and inventory activities and posting of journal entries,

•	availability of supporting documentation for non-inventory purchases due to our office move and personnel turnover, and

•	control over service/parts sales processing.

These control weaknesses did not result in the recording of any year-end audit adjustments prior to the issuance of our consolidated financial statements.

During the three months ended September 30, 2006, we have taken the following steps to remediate the material weakness described above:

•	added Japanese financial personnel with experience in US GAAP reporting requirements,

•	increased oversight and monitoring of accounting procedures and review of our Japanese operations,

•	increased operating controls surrounding the movement of service parts inventory, and

•	enhanced segregation of duties within the existing enterprise resource planning system.

While we have made significant improvements to our internal control over financial reporting related to our Japan operations during fiscal 2006, we now expect all changes in internal controls to be fully implemented by the quarter ended December 30, 2006 and testing of our internal controls subsequent to this date will determine whether the controls are operating effectively at our Japanese location.

Other than as noted above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2006, we filed suit against Nova in the United States District Court for the Northern District of California. The complaint alleges that certain of Nova’s products infringe one of our patents relating to ultraviolet reflectometry and optical critical dimension tools, and seeks damages. On October 11, 2006, we filed another complaint in the United States District Court for the Northern District of California against Nova for patent infringement. The patents at issue relate to Nanometrics’ optical critical dimension technology, commonly referred to as scatterometry.

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

We depend on Applied Materials, Inc. and other OEM suppliers for sales of our integrated metrology systems, and the loss of Applied Materials or any of our other OEM suppliers as a customer could harm our business.

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

For the year ended December 31, 2005, our management concluded that there was a material weakness regarding the internal controls of our Japanese operations. A material weakness means that there is more than a remote likelihood that a material misstatement to our annual or interim financial statements would not be detected or prevented. Our management has identified certain steps designed to address our material weakness, and has been executing on remediation plans.

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

Our commercial success depends, in part, on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, we announced on March 14, 2005 that we had received notice of a patent infringement lawsuit brought by Nova Measuring Instruments, Ltd., alleging infringement of United States Patent No. 6,752,689. In August 2005, we were served with a complaint by KLA-Tencor Corporation alleging that certain of our products infringe two of KLA’s patents, Patent No. 6,483,580 and Patent No. 6,590,656. In January 2006, KLA added Patent No. 6,611,330 to its claim. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the Nova Measuring Instruments, Ltd. lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, we recently consummated our merger with Accent Optical, a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry. At the outset, we do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate them profitably or retain their key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity financing, that result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

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

We produce all of our systems in our manufacturing facilities located in Milpitas, California, York, England and, to a lesser extent, through our subsidiary in South Korea and, beginning with our acquisition of Soluris in March 2006, in Concord, Massachusetts, and our contract manufacturer in Japan. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

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

Sales to customers in foreign countries accounted for approximately 66.7%, 71.8% and 74.8% of our total net revenues in 2005, 2004 and 2003, respectively. We maintain facilities in Japan, Taiwan, South Korea and the European Union. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as: regulatory limitations imposed by foreign governments, obstacles to the protection of our intellectual property, political, military and terrorism risks, disruptions or delays in shipments caused by customs brokers or other government agencies, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences resulting from changes in tax laws. If any of these risks materialize and we are unable to manage them, our international sales and operations would suffer.

We are exposed to fluctuations in the exchange rates of foreign currency.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With our operations in Japan, South Korea, Taiwan and with the acquisition of Soluris and Accent, the European Union and Singapore, a significant percentage of our cash flows are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flow.

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

We incurred direct transaction costs of $2.2 million in connection with the merger of which approximately $2.0 million had been paid as of September 30, 2006. We believe that the combined company will continue to incur charges to operations to reflect the costs of integrating the two companies, but cannot reasonably estimate those costs at this time,. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on July 21, 2006.

At the special meeting of shareholders, the shareholders took the following action:

The shareholders approved the issuance of up to a maximum of 5,212,286 shares of Nanometrics common stock in connection with the merger with Accent Optical Technologies, Inc., and the other principal terms of the merger. There were 9,551,310 votes cast for the merger, 133,504 votes cast against the merger, 19,068 abstentions and 0 broker non-votes.

The Company held its annual meeting of shareholders on September 28, 2006.

At the 2006 annual meeting of shareholders, the shareholders elected the following seven candidates nominated by the board of directors to serve until the next annual meeting of shareholders at which their respective successors are elected and qualified, or until their earlier death, resignation or removal:

Name	Votes For	Votes Withheld
Vincent J. Coates	15,301,593	1,174,441
J. Thomas Bentley	15,260,205	1,215,829
John D. Heaton	15,302,743	1,173,291
Stephen J Smith	15,313,953	1,162,081
Edmond R. Ward	15,260,205	1,215,829
William G. Oldham	15,260,205	1,215,829
Bruce C. Rhine	15,241,795	1,234,239

Also at the 2006 annual meeting of shareholders, the shareholders took the following actions:

•	The shareholders approved the reincorporation of the Company under the laws of the State of Delaware through a merger with Big League Merger Corporation, a wholly-owned subsidiary of the Company. There were 9,897,280 votes cast for the reincorporation, 3,355,711 votes cast against the reincorporation, 47,168 abstentions and 3,175,875 broker non-votes.

•	The shareholders approved the proposal of the provision in the proposed charter documents of the Company limiting the Company’s stockholders’ right to call special meetings of stockholders. There were 7,311,741 votes cast for the proposal, 5,978,398 votes cast against the proposal, 10,020 abstentions and 3,175,875 broker non-votes.

•	The shareholders approved the proposal of the provision in the proposed charter documents of the Company limiting the Company’s stockholders’ ability to act by written consent. There were 7,318,662 votes cast for the proposal, 5,963,177 votes cast against the proposal, 18,320 abstentions and 3,175,875 broker non-votes.

•	The shareholders did not approve the proposal of the provision in the proposed charter documents of the Company requiring a super-majority vote of the Company’s stockholders to amend certain provisions of its certificate of incorporation. There were 6,242,401 votes cast for the proposal, 7,048,248 votes cast against the proposal, 9,510 abstentions and 3,175,875 broker non-votes.

•	The shareholders did not approve the proposal of the provision in the proposed charter documents of the Company requiring a super-majority vote of the Company’s stockholders to amend certain provisions of the Company’s bylaws. There were 6,242,581 votes cast for the proposal. 7,049,180 votes cast against the proposal, 10,398 abstentions and 3,175,875 broker non-votes.

•	The shareholders did not approve the proposal of the provision in the proposed charter documents of the Company limiting the Company’s stockholders’ right to remove directors from the board without cause. There were 6,282,402 votes cast for the proposal. 6,970,895 votes cast against the proposal, 46,862 abstentions and 3,175,875 broker non-votes.

•	The shareholders approved the proposal of the provision in the proposed charter documents of the Company for the classification of the board of directors into separate classes with staggered terms. There were 7,781,485 votes cast for the proposal, 5,509,024 votes cast against the proposal, 9,650 abstentions and 3,175,875 broker non-votes.

•	The shareholders approved the proposal of the provision in the proposed charter documents of the Company eliminating cumulative voting in connection with the election of directors. There were 8,262,130 votes cast for the proposal, 4,089,168 votes cast against the proposal, 948,861 abstentions and 3,175,875 broker non-votes.

•	The shareholders approved the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2006. There were 16,354,204 votes cast for the ratification, 49,719 votes cast against the ratification and 72,111 abstentions.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Registrant’s Common Stock Certificate

10	Material Contracts

10.1(1)	Employment Agreement with John D. Heaton

10.2(1)	Description of certain compensation to be paid to Douglas J. McCutcheon

10.3(2)	Employment Agreement with Bruce Rhine

10.4(2)	Employment Agreement with Bruce Crawford

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of John D. Heaton, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Douglas J. McCutcheon, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of John D. Heaton, principal executive officer of the Registrant, and Douglas J. McCutcheon, principal financial officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 5, 2006
(2)	Incorporated by reference to Annexes to Registrant’s Registration Statement on Form S-4 filed on June 19, 2006 (Commission Registration No. 333-133033)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ Douglas J. McCutcheon
Douglas J. McCutcheon
EVP, Finance and Administration and Chief Financial Officer

Dated: November 9, 2006