Form 10-K
period 2006-12-30
NANOMETRICS INC
filed 2007-03-15
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of July 1, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock, as quoted on the NASDAQ Global Market, was $56,767,546. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2007 was 18,141,795.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

NANOMETRICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding trends in demand in our industry, the increased use of metrology in manufacturing, the drive toward integrated metrology and the broadening of our technology portfolio. Words such as “believe”, “expect”, “anticipate” or similar expressions, are indicative of forward-looking statements.

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

Overview

We are a leader in the design, manufacture, and marketing of high-performance process control metrology systems used in the manufacture of silicon and compound semiconductor substrates, devices and integrated circuits. Our metrology systems measure various optical and physical thin film properties, critical circuit dimensions and layer-to-layer circuit alignment (overlay). The accurate alignment, or overlay, of successive film layers, relative to each other, across the wafer is critical for device performance and favorable production yields. Customers use our process control and metrology systems during various steps of the manufacturing process, enabling semiconductor and integrated circuit manufacturers to improve yields, increase productivity and lower their manufacturing costs.

We were incorporated in California in 1975 and reincorporated in Delaware in 2006. We have been a pioneer and innovator in the field of optical metrology. We have been selling these systems since 1977 and have an extensive installed base with industry leading customers worldwide, including Applied Materials, Inc., Samsung Electronics Co. Ltd., Hynix Semiconductor, Inc., Ebara Technologies, Inc., Intel Corporation, Renesas Technology Corp., Micron Technology, Inc., ProMOS Technologies, Mimasu Semiconductor Industry Co., Ltd., International Business Machines Corporation and Toshiba America, Inc.

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

Our Business

We offer a complete line of systems to address the metrology requirements of our customers. Our metrology systems can be categorized as follows:

•	Standalone, fully automated systems for high-volume manufacturing process control;

•	Integrated systems built into semiconductor processing equipment that provide real-time measurements and feedback to improve process control and increase throughput; and

•	Standalone, manual and semi-automatic systems for manufacturing process characterization and for engineering and low-volume production environments.

We believe that process control metrology is growing faster than other segments of the semiconductor equipment market. As films become thinner, film materials more exotic, and circuit dimension control and overlay requirements more demanding, metrology and process control continue to grow in importance, especially as wafers become larger and more expensive to manufacture. We expect these factors will continue to drive the demand for our high-end, standalone and integrated metrology products.

Additional demands on process tool manufacturers for better film uniformity, tighter dimensional and overlay control, tool-to-tool matching and within-tool chamber uniformity is driving the need for integrated process control metrology. These new tool requirements will drive the need to place metrology inside the process tool for real-time, integrated, process control metrology, using both feed forward and feedback of the collected metrology data to control the process equipment.

We have made several strategic changes in our business to enable us to further address these metrology trends. These changes include:

•	The acquisition of Soluris, Inc., or Soluris, a supplier of advanced overlay metrology equipment in March 2006;

•	The acquisition of Accent Optical Technologies, Inc., or Accent, a leading supplier of compound semiconductor and advanced 200 and 300mm overlay metrology equipment in July 2006;

•	The continued outsourcing of certain system components, such as wafer handling robotics, enabling us to leverage our technical resources; and

•	The development of new measurement technologies for advanced chemical mechanical planarization, or CMP, and photolithographic processes.

Demand for our products continues to be driven by the increasing use of multiple thin film technology by semiconductor manufacturers and, more recently, by the increased adoption of both integrated metrology and real-time process control. With feature sizes shrinking below 45 nanometers, or nm, well below the wavelength of light, the need for very tight process tolerances as well as productivity improvements in semiconductor fabrication, or fabs, are driving the need for metrology systems and process control. As a result, semiconductor device and wafer manufacturers are investing in process control and metrology systems that improve their manufacturing efficiency by detecting process variations sooner and facilitating rapid diagnosis and corrective action. Our process control and metrology systems measure and characterize the physical dimensions, material composition, optical and electrical characteristics and other critical parameters of semiconductor devices during their fabrication. For the photolithography process, overlay and critical dimension systems provide enhanced control of layer alignment and device dimensions. For lattice engineering applications, metrology systems monitor the physical, optical, electrical and material characteristics of compound semiconductor, strained silicon and silicon on insulator devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility.

Our innovative 9010T, deep ultra-violet (DUV) wavelength, Optical Critical Dimension, or OCD®, measurement system is being increasingly viewed not only as an enabling technology for process control, but also as a solution for critical dimension measurement for wafers as well as reticles and photomasks used for photolithography. The compact size and speed of this technology enables the measurement system to be fully integrated into the customer’s process tool, thus providing a complete, feed forward and feedback process control solution for wafer-to-wafer closed loop control. By measuring the critical dimensions of developed photoresist and then adjusting the final etched dimensions of a silicon gate-etch process by feeding this information back into the process and trimming the resist, the device manufacturer is able to achieve the shortest gate-length and the maximum possible microprocessor speed. In addition, new semiconductor process technologies, such as copper interconnects, require that new measurement technologies be developed in order to keep pace with the latest metrology demands. This integrated metrology module also provides a solution to the problem of measuring the remaining oxide film thickness as well as the loss of material over arrays of copper lines during the CMP process with the added capability of detecting residual films remaining after the polishing process.

Our OCD technology has also proven to be applicable to the emerging requirements for advanced photolithography measurements such as the characterization of critical dimensions and film thicknesses on masks and reticles which are comprised of square glass substrates. The Nanometrics Atlas-M is the first fully automated, standalone metrology system to use OCD technology for these square glass substrates at several key customer locations. This system is crucial to the suppliers and users of masks and reticles by providing the means for accurately determining line widths and analyzing complex profiles for a variety of structures found in today’s mask fabrication process.

The Caliper élan™ and Q240AT™, are advanced overlay metrology and analysis systems for monitoring microlithography stepper performance. These newly acquired products provide exceptional throughput and measurement performance required by today’s demanding 65nm overlay control applications. Elan builds on the solid foundation established by the original Caliper overlay tool to provide the most cost effective solution for today’s most advanced process technologies. Rounding out the overlay product line is the newly acquired IVS advanced overlay metrology system for critical dimension and overlay measurements for both semiconductor and MEMS manufacturing. The IVS delivers unsurpassed measurement performance and reliability with the lowest possible cost-of-ownership.

Our broad offering of lattice engineering metrology solutions address specific yield challenges that arise when device and wafer manufacturers use advanced materials such as compound semiconductors or modify the basic structure of silicon in order to achieve higher device performance characteristics. We recently introduced the VerteX photoluminescence mapping system for high-volume compound semiconductor metrology. VerteX has the unique capability to forecast diode performance before the wafer is fully processed, providing the critical data needed to actively adjust process controls for optimal epitaxial layer growth—the yield-limiting step in LED diode production.

Many types of thin films are used in the manufacture of products such as semiconductor integrated circuits. These products require the precise electronic, optical and surface properties enabled by thin film metrology. The need for tighter process control and improved productivity has created increased demand for our advanced standalone and integrated metrology systems.

Industry Characteristics

Growth

The semiconductor industry continues to be driven by the need for increasingly higher performance chips as well as the need to produce these chips with increased production efficiencies at reduced costs. The semiconductor equipment industry has recently settled into less cyclical growth with a compounded annual growth rate of approximately 7-9% over the past 10 years. During 2006, the semiconductor industry experienced a growth in semiconductor equipment revenues of approximately 10.6% over 2005. We believe that the continued expansions and new construction of 300-millimeter wafer fabs, the increasing use of copper interconnects and more efficient 45 nm architecture will continue to drive the demand for new metrology solutions, such as those that we offer, and that the process control market segment will continue to outpace overall equipment growth.

Semiconductor devices are enabling a wide variety of advanced computing, communications and consumer electronics products such as high-performance computing clusters, engineering workstations, routers, switches, cell phones, digital cameras, portable MP3 players, game consoles, DVD players, high-definition televisions, global positioning systems and flat panel displays. In the past, demand for Internet access, personal computers, telecommunications, and new consumer electronic products and services has fueled growth of the semiconductor industry. New display technologies, consumer electronics, automotive electronics and personal electronics will likely continue as the primary drivers in the near-term for the semiconductor industry. We believe that consumer desire for high performance electronics drives technology advancement in semiconductor design and manufacturing and, in turn, promotes the purchasing of capital equipment featuring the latest advances in technology.

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

Before and after deposition, CMP, photolithography and etch, the wafer surface is measured to determine the quality of the film or pattern and to find defects. Measurements taken to ensure process uniformity include thickness, width, height, roughness and other characteristics. Process control helps avoid scrapping wafers, reduce costly rework and results in higher yields for semiconductor manufacturers.

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

Today, there is continued focus on increased productivity driving the adoption of integrated metrology, as well as an additional requirement for tighter process tolerances with advanced, sub-45nm technologies. This new requirement is driving integrated process control metrology as a necessity for many processes, such as mechanical planarization, deposition, lithography and etch. As a result, we continue to see the emergence of integrated metrology using both feed-forward and feedback process tool control in real time. Integrated metrology has already shown its ability to control key process parameters during the manufacturing process. Additional benefits include extended tool availability and improved utilization. Tighter control of the process means lower material and processing costs. Integrated metrology also provides rapid fault detection, improved excursion control and loss prevention, which can be elusive with only open-loop standalone metrology.

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

Our metrology systems can be categorized as follows:

•

Standalone, fully automated systems used for high-volume manufacturing process control. We offer a broad line of fully automated thin film thickness, critical dimension, defect inspection and overlay measurement systems. These systems remove the dependence on human operators by incorporating reliable wafer handling robots and are designed to meet the speed, measurement, performance and reliability requirements that are essential for today’s semiconductor manufacturing facilities. Each of these measurement systems uses non-destructive, optical techniques to analyze and measure films. Our fully automated metrology product line also includes systems that are used to measure the critical dimensions and overlay registration accuracy of successive layers of semiconductor patterns on wafers in the photolithography process.

•

Standalone, manual and semi-automated systems used for manufacturing process characterization. We also offer a broad line of manual and semi-automated thin film thickness, critical dimension, defect inspection and overlay measurement systems. Each of these measurement systems uses non-destructive, optical techniques to analyze and measure films. These products also include systems that are used to monitor the physical, optical, electrical and material characteristics of compound semiconductor, strained silicon and silicon-on-insulator (SOI) devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility. Tabletop systems are used to manually or semi-automatically measure thin films in engineering and low-volume production environments. We have been a pioneer and leading supplier of tabletop thin film thickness measurement systems, which are used primarily in low-volume production environments such as failure analysis and engineering labs. Our tabletop models have multiple capabilities and several available configurations, depending on wafer handling, range of films to be measured, uniformity mapping and other customer needs.

•

Integrated systems used to measure in-process wafers automatically and quickly without having to leave the enclosed wafer processing system. Our integrated metrology systems are compact and monitor a multitude of small test points on the wafer using sophisticated pattern recognition. Our integrated systems can be attached to film deposition, planarization, lithography, etch and other process tools to provide rapid monitoring of films on each wafer immediately before or after processing. Integrated systems can offer customers significantly increased operating efficiency and equipment utilization, lower manufacturing costs and higher throughput. We anticipate continuing to ship integrated systems to many original equipment manufacturers for installation on their planarization, deposition, photolithography and etch tools.

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

Continuing to Offer Advanced Integrated Metrology Systems.    We were one of the first suppliers to offer products that integrate process control metrology systems into wafer processing equipment. We supply integrated metrology systems for Applied Materials’ Mirra Mesa™ and 300mm Reflexion™ CMP systems and the Producer QA and SE™ CVD systems. Our OCD metrology system is incorporated in the Applied Materials’ Transforma™ 300mm etch system for controlling critical dimensions. The introduction of the first combined film thickness and critical dimension measurement integrated metrology product has allowed us to penetrate additional original equipment manufacturers, or OEMs, of etch processing and CMP equipment, including Hitachi High Tech, or HHT, Dainippon Screen, or DNS, and Ebara. The introduction of the Nano 9010T enhanced integrated metrology product has led to additional design wins at TEL/Timbre. Our integrated metrology sales group continues to focus on sales of integrated metrology products to both OEMs and end-users.

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

Our newly acquired SiPHER photoluminescence mapping system detects and quantifies near surface and bulk metallic contamination in silicon and epitaxial layers.

Our OCD technology has also been applied to advanced photolithography processes with the Nanometrics Atlas-M, a fully automated metrology system for mask and reticule measurement and characterization. This product has already successfully correlated the interrelationships between film thickness and critical dimension parameters.

Leveraging Existing Customer and Industry Relationships.    Our strong industry relationships have allowed close customer collaboration which, in return, facilitates our ability to introduce new products and applications in response to customer needs. We believe that our large customer base will continue to be an important source of new product development ideas. Our large customer base also provides us with the opportunity for increased sales of additional metrology systems to our current customers. Our new acquisitions are expected to strengthen our customer relationships and foster working partnerships with semiconductor equipment manufacturers by providing technologically superior systems and high levels of customer support.

Providing Worldwide Sales and Customer Support.    We believe that a direct sales and support capability is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. Because a majority of our revenues come from sources outside of the United States, we have direct sales teams in Europe, Japan, South Korea, Taiwan and China, and will expand into additional territories as customer requirements dictate. We use selected sales representatives selectively in isolated regions. We intend to monitor our network by evaluating our existing and new offices, as well as developing additional relationships as needed. We believe that enhancing our sales and customer support network will improve our competitive position.

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

Acquisitions.    We expect to continue to evaluate the attractiveness of strategic transactions, including mergers and asset acquisitions, in order to address business challenges and opportunities. On March 15, 2006, we announced our acquisition of Soluris, a privately held corporation focused on overlay and CD measurement technology and headquartered in Concord, Massachusetts. On July 21, 2006, we announced the completion of the merger of our business with Accent Optical, a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry headquartered in Bend, Oregon. The strategic business combination of Nanometrics and Accent creates one of the largest metrology and process control companies in the semiconductor capital equipment industry.

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

Overlay Registration.    Overlay registration refers to the relative alignment of two layers in the thin film photolithographic process. Our microscope-based, imaging measurement technology utilizes a high magnification, low distortion optical system combined with proprietary software algorithms to numerically quantify the alignment. Customers use our overlay systems to measure vertical alignment of the layers on silicon wafers and MEMS structures.

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

Photoluminescence Imaging Technology.    Our room-temperature photoluminescence imaging and mapping technology is used to detect metallic contamination such as Cu, Fe and heavy metals which create point defects (e.g. interstitial atoms, substitutional atoms, precipitates), and line defects such as threading dislocations, misfit dislocations, pile ups, slip, stacking faults. Contamination at this level is common in Si wafer processing and may result from multiple causes including cross contamination of metals during wafer handling, contamination from deposition tools contamination after maintenance and incomplete cleaning of reclaimed wafers.

Fourier-Transform Infra-Red (FTIR) Spectroscopy Technology.    Silicon producers around the world use our FTIR tools for the certification of silicon epitaxial, or epi, thickness in blanket epi layers, buried layer epi films and silicon-on-insulator (SOI) epi films. The tools are also used for the precise measurement of interstitial oxygen and substitutional carbon in silicon substrates. Semiconductor device manufacturers use these FTIR systems for thin film metrology. BPSG films can be analyzed for the concentrations of boron and phosphorus; atomic hydrogen content in silicon nitride and silicon oxynitride can be estimated; low-K films can be characterized (fluorine in FSG films; carbon in SiOC, and SiCN films. The FTIR tools provide a rapid, non-contact method for the thin film metrology. The automated FTIR tools also provide full support for the factory automation needs of the device manufacturing community

Lattice Metrology Technologies.    We supply a wide array of lattice engineering metrology systems to semiconductor device and silicon wafer manufacturers. These products address specific yield challenges that arise when device and wafer manufacturers use advanced materials such as compound semiconductors or modify the lattice, or basic crystal structure of pure silicon, in order to achieve higher device performance characteristics.

Products

We operate in one reportable segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. Our measurement systems use microscope-based, non-contact spectroscopic reflectometry, or SR. Some of our systems provide complementary spectroscopic ellipsometry, or SE, and FTIR to measure the thickness and optical characteristics of films on a variety of substrates. In addition, we offer both integrated and standalone optical critical metrology systems to measure critical dimensions of patterns on semiconductor wafers. We also manufacture a line of optical overlay registration systems that are used to determine the alignment accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Our products can be divided into two principle groups: standalone systems and integrated systems. See Note 19 of the Notes to Consolidated Financial Statements for an analysis of our net revenues by principal product group.

Platform	Market	Substrate Size	Applications	Technology

Standalone Systems

9100	Semiconductor	75-200mm	CVD, CMP, Etch, Litho, Film Thickness	SR, SE

FLX	Semiconductor	200mm 300mm	CVD, CMP, Etch, Litho, Film Thickness, CD	SR, OCD/SR

Atlas/Atlas-M	Semiconductor	200mm 300mm 6-inch masks/reticles	CVD, CMP, Etch, Litho, Film Thickness, Film Stress, CD	SR, SE, OCD/SE

Caliper élan	Semiconductor	300mm	Overlay	Imaging

Q240AT	Semiconductor	200mm	Overlay	Imaging

Orion	Semiconductor	200mm 300mm	Overlay	Imaging

IVS	Semiconductor, MEMS	200mm	Overlay	Imaging

SiPHER	Substrate Semiconductor	200mm 300mm	Substrate defects, metallic contamination	Photoluminescence

VerteX	Compound Semiconductor	75mm 125mm 150mm	Epitaxial layer properties	Photoluminescence

QS2200/3300	Substrate Semiconductor	200mm 300mm	Epitaxial layer thickness	FTIR

3000	Semiconductor	75mm 150mm	Film Thickness	SR

6100	Semiconductor	75mm 150mm 200mm	Film Thickness	SR

QS1200	Substrate Semiconductor	100mm 125mm 150mm 200mm 300mm	Epitaxial layer thickness	FTIR

RPM2000	Compound Semiconductor	75mm 125mm 150mm	Substrate defects, composition	Phololuminescence

Platform	Market	Substrate Size	Applications	Technology

Integrated Systems

9000	Semiconductor	200mm	CVD, CMP, Film Thickness	SR

9000i	Semiconductor	300mm	CVD, CMP, Etch, Film Thickness, CD	SR, OCD

9000b	Semiconductor	300mm	CVD, CMP, Etch, Film Thickness	SR

9010/9010b	Semiconductor	300mm	CMP, CVD, Etch, Litho, Film Thickness, CD	OCD/SR, CLP, UDI

9010T/9010T/b	Semiconductor	200mm 300mm	CMP, Etch, Litho CD	OCD/SR

Standalone Systems

Our standalone systems are made up of manual, semi-automated and fully automated metrology systems which are employed in high-volume and low-volume production environments. The automated systems incorporate automated material handling interface options for a variety of fab automation environments and implement multiple measurement technologies for a broad range of substrate sizes. The manual and semi-automated systems are used primarily in engineering labs for which automated handling and high throughput are not required. Our automated systems range in price from approximately $200,000 to over $1,000,000, depending on substrate sizes, measurement technologies, material handling interfaces and other options. The manual and semi-automated systems range in price from $50,000 up to $1,000,000 depending upon configurations and options.

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

NanoSpec 9100

The NanoSpec 9100 standalone, automated thin film measurement system is capable of handling wafers ranging in size from 75 to 200 millimeters in diameter. The 9100 can be configured with a deep ultraviolet, or DUV, to near infrared spectroscopic ellipsometer for ultra-thin, multiple film stack and DUV lithography measurement applications. Other 9100 options include a standard mechanical interface with mini-environment enclosures for use in ultra-clean manufacturing facilities. The 9100 uses technologies from the integrated film thickness systems to allow easy transfer of measurement recipes between the integrated and standalone film metrology systems.

Nanometrics Orion

The Nanometrics Orion, Advanced Overlay Control System provides enhanced measurement performance and higher wafer throughput and replaces the original Metra line of products. The system is based on the highly successful Atlas platform and offers high throughput in excess of 180 wafers per hour. Orion utilizes a proprietary optical system to provide low total measurement uncertainty (TMU), enabling 1 nanometer, 3-sigma precision and matching in overlay control applications. Orion’s aerial image metrology with proprietary digital image folding tolerates wide process variations and reduces the possibility of erroneous data. Both attributes are crucial elements in attaining high yields in 200mm and 300mm volume production.

Caliper élan and Q240AT

The Caliper élan and Q240AT are our latest and most advanced overlay metrology solutions. Elan builds on the solid foundation established by the original Caliper overlay tool to provide the most cost effective solution for today’s most advanced 300mm process technologies. Elan extends the production-proven Caliper platform with a refined optical metrology head coupled with advanced focusing and algorithms to provide a 50% improvement in both measurement (MAM) time and total measurement uncertainty (TMU). The Q240AT incorporates the same measurement technology as the Caliper, and delivers the same advanced measurement capabilities for 200mm wafer sizes.

SiPHER

The SiPHER is a fully automated photoluminescence metrology system for the detection and mapping of 300mm substrate defects and metallic contamination. SiPHER detects and quantifies near surface and bulk metallic contamination in both bulk silicon and silicon epitaxial layers.

VerteX

The VerteX is a recently introduced rapid photoluminescence mapping system designed for high-volume compound semiconductor metrology applications such as volume LED manufacturing. The new VerteX with power density control provides improved matching to electrical test data, improved tool matching and improved reproducibility and repeatability. It also provides predictive metrics for the manufacturing process. In the case of high-brightness LED processing, VerteX enables accurate predictive processing metrics of green, blue and UV LED emission wavelengths at the wafer level, a capability that we believe is unmatched in the industry.

QS2200/3300

The QS2200 and QS3300 are Fourier-Transform Infra-Red spectrometers designed for non-destructive wafer analysis. These systems are used for the characterization and measurement of semiconductor substrates as well as in device manufacturing. The QS2200 model is available in two configurations; an automated 200mm system with two open cassettes and an automated system with one SMIF indexer and one open cassette for high-volume wafer manufacturing. The QS2200 series incorporates a universal stage, which adjusts automatically to different wafer sizes 100, 125, 150 and 200mm. The QS3300 is a production version which supports high-volume 300mm manufacturing for various applications: boron and phosphorus concentration in BPSG films, atomic hydrogen concentrations in silicon nitride passivation layers, fluorine in FSG films, epitaxial thickness, concentrations of interstitial oxygen and substitutional carbon in silicon.

NanoSpec 3000 and 6100

The NanoSpec tabletop systems provide a broad range of thin film measurement solutions at a lower entry price point. The NanoSpec 3000 is a basic, manual system while the 6100 models feature semiautomatic wafer handling or staging.

QS1200 FTIR System

The QS1200 incorporates all of the measurement capability found in the semi-automated and fully-automated FTIR metrology systems in a table-top configuration. The QS1200 FTIR metrology tool is used primarily for dopant monitoring, epi thickness measurement, and other epitaxial substrate applications. The QS1200 is specifically designed for advanced semiconductor fabs performing material characterization in silicon growing and device manufacturing areas. It provides a new level of integration of the FTIR technique utilizing proven optical technology for SEMI standard wafers of 100, 125, 150, 200, and 300mm diameter as well as custom substrates up to 2mm in thickness.

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

Nano 9010b Series Integrated Metrology Platform

The 9010b is the first integrated metrology tool to combine two measurement technologies on a single platform. The 9010b incorporates both ultra violet optical critical dimension (OCD) spectroscopic ellipsometry and deep ultra violet (DUV) spectroscopic reflectometry. The 9010b provides thin film and film stack thickness measurements on pads as well as oxide, nitride and trench profile measurements on arrays in a single tool. The combined technologies provide a complete measurement solution over the entire range of measurement requirements for each process step. This complete metrology capability can be utilized across a number of lithography, deposition, copper planarization, dielectric planarization, poly-Si etch and dielectric etch applications.

The 9010b is also available as a SEMI BOLTS compatible, 300 millimeter based system that incorporates all the features of the integrated configuration of the 9010b. By conforming to the industry standard BOLTS mounting system, the Nano 9010b BOLTS configuration is interchangeable with industry conforming load ports for simplified mechanical integration .

Nano 9010T Integrated Metrology Platform

The 9010T is an advanced, integrated metrology platform for optical CD measurement and profiling. The 9010T system is designed to be incorporated into semiconductor equipment requiring leading-edge CD metrology for semiconductor applications. The 9010T offers an extended wavelength range down to 210nm, extending the CD measurement capabilities for line width structures down to 65nm. The system also incorporates the UV film thickness function, and its improved design offers a faster, more cost effective integrated CD measurement solution with increased throughput. The system is also offered as the 9010T-BOLTS, in the SEMI, BOLTS configuration for easy installation directly onto the OEM process equipment’s standard 300mm loadport.

Customers

We sell our metrology systems worldwide to many of the major semiconductor manufacturers and equipment suppliers, as well as to producers of silicon wafers and photomasks. The majority of our systems are sold to customers located in Asia and the United States. Three customers, Applied Materials, Inc., Samsung Electronics Co. Ltd. and Hynix Semiconductor, Inc. represented 20.1%, 14.3% and 13.5% of our total net revenues in 2006, respectively. See Note 18 of the Notes to Consolidated Financial Statements for information regarding our major customers.

The following is a list of our top ten customers (categorized by type of customer), based on revenues, during 2006:

Original Equipment Manufacturers (OEMs)	Integrated Device Manufacturers (IDMs)
Applied Materials, Inc.	Samsung Electronics Co. Ltd.
Ebara Technologies, Incorporated (ETI)	Hynix Semiconductor, Inc.
Intel Corporation
Renesas Technology Corp.
Micron Technology, Inc.
ProMOS Technologies
Mimasu Semiconductor Industry Co., Ltd.
International Business Machines Corporation

Sales and Marketing

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide direct sales, service and application support from our corporate office in California for U.S. customers. We also have a direct sales presence in South Korea, Japan, Europe, Taiwan, China and Singapore. We use selected sales representatives in the United States and other countries. We intend to continue monitoring our network, our existing and new offices as well as developing additional distribution relationships when needed. We believe that growing our international distribution network can enhance our competitive position. We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of metrology systems generally and with the features and advantages of our specific products. Our sales engineers are supported by applications scientists. Together, these highly trained individuals work closely with our customers to offer cost-effective solutions to complex measurement and process problems which our customers face.

Direct exports of our metrology systems to our foreign customers and shipments to our subsidiaries require general export licenses. See Note 19 of the Notes to Consolidated Financial Statements for information regarding total net revenues and long-lived assets of our foreign operations. See Item 1A, “Risk Factors” for information regarding risks related to our foreign operations.

Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues, were as follows:

	2006	2005	2004
United States	46.1%	33.3%	28.2%
Japan	17.4%	26.2%	29.6%
South Korea	12.4%	25.3%	19.3%
Taiwan	5.5%	10.9%	11.6%
Europe	9.9%	1.5%	2.0%
All other countries	8.7%	2.8%	9.3%

In order to raise market awareness of our products, we advertise in trade publications, distribute promotional materials, publish technical articles, conduct marketing programs, issue press releases regarding new products, work with a public relations firm and participate in industry trade shows and conferences. We also maintain a website at www.nanometrics.com.

Customer Service and Support

We believe that customer service and technical support are important factors to distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We provide support to our customers with factory technical support and globally deployed field service offices. The factory technical support operations provide both OEM and end-user customers with telephonic technical support access, direct training programs and operating manuals and other technical support information. We use our demonstration equipment for training programs, as well as for our sales and marketing efforts. Our technical training department has metrology systems that are used for customer training. We coordinate warranty and post-warranty field service and spare parts support from our corporate headquarters in Milpitas, California. We also have North America field service operations based in various locations throughout the United States and Europe. In Asia, service is provided by direct offices in Japan, South Korea, Taiwan and China.

We provide a standard one-year warranty on parts and labor for products sold domestically and in foreign markets. Service revenue, including sales of replacement parts, represented 16.3%, 13.5% and 11.1% of total net revenues in 2006, 2005 and 2004, respectively.

Backlog

As of December 30, 2006 and December 31, 2005, our backlog was $26.7 million and $6.3 million, respectively. Backlog includes orders for products that we expect to ship within 12 months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be canceled or rescheduled. As only a portion of our revenues for any fiscal quarter represent systems in backlog, we do not believe that backlog is necessarily an accurate indication of our future revenues or financial performance.

Competition

The market for our metrology systems is intensely competitive. We compete on a global basis with both larger and smaller companies. Our products compete primarily with: standalone metrology products from

KLA-Tencor Corporation, or KLA, Therma-Wave, Inc. and Rudolph Technologies, Inc.; integrated metrology products from Nova Measuring Instruments Ltd., Tokyo Electron and KLA; and overlay metrology products primarily from KLA. Many of our competitors have substantially greater financial, engineering, manufacturing and marketing resources than we do. Significant competitive factors in our industry include: performance of proprietary measurement technology; system performance, including automation and software capability; ease of use; reliability; established customer bases; cost of ownership; price; and global customer service. We believe that we compete favorably with respect to these factors. Nevertheless, we must continue to develop and design new and improved products and evaluate the attractiveness of strategic transactions, including mergers and asset acquisitions, in order to maintain our competitive position, especially in light of the competitive advantage our larger competitors, such as KLA may be able to exert in the marketplace

Manufacturing

We currently manufacture our products primarily in the United States, the United Kingdom, and to a lesser extent, in Japan and South Korea. We combine proprietary measurement technology produced in our facilities with components and subassemblies obtained from outside suppliers. We currently do not expect our manufacturing operations to require us to make any additional major investments in capital equipment.

We have internalized the production of key parts and components. However, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain long-term supply agreements with any of our suppliers.

Research and Development

Our research and development is directed towards enhancing existing products and developing and introducing new products to maintain technological leadership and to meet current and evolving customer needs. Our process, engineering, marketing, operations and management personnel have developed close collaborative relationships with many of our customers and have used these relationships to identify market demands and target our research and development to meet those demands. We are working to develop potential applications of new and emerging technologies, including improved metrology methods. We conduct research and development at our facilities in California, South Korea and the United Kingdom.

In the United States and the United Kingdom, our research and development efforts were focused on semiconductor metrology. In South Korea, our research and development efforts were focused on the overlay metrology market.

Our research and development expenditures in 2006 in the United States, the United Kingdom and South Korea were as follows:

United States	$11.5 million
United Kingdom	$2.0 million
South Korea	$0.8 million

Total	$14.3 million

We have extensive proprietary technology and expertise in such areas as spectroscopic reflectometry using our patented absolute reflectivity, robust pattern recognition and complex measurement software algorithms. We continue to add to our intellectual property portfolio, most recently in the areas of critical dimension measurement and integrated metrology. We also have extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. Expenditures for research and development during 2006, 2005 and 2004 were $14.3 million, $12.5 million and $12.8 million, respectively, and represented 14.8%, 17.8% and 18.3% of total net revenues, respectively.

Intellectual Property

Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology systems. As of December 30, 2006, we held 84 United States patents with 57 patent applications pending. Our United States patents, issued during the period 1988 to 2006, will expire between 2007 and 2025. We believe that our success will depend to a greater degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to protect our technology and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that are claimed to infringe their proprietary rights. We typically refer such matters to our legal counsel.

We have registered the following trademarks with the U.S. Patent and Trademark Office: Nanometrics®, NanoSpec®, Integrated Metrology®, NanoOCD®, Metra®, NanoNet®, OCD® , Caliper®, SiPHER®, Stratus® and others. Additionally, we use a variety of other trademarks and trade names such as Atlas, NanoCLP, Accent and the Nanometrics logo. All other brand names, trade names and trademarks mentioned herein are the property of their respective holders. The effect of registering our trademarks is to further protect Nanometrics’ brand and corporate identity.

Employees

At December 30, 2006, we employed 522 persons worldwide: 77 in research and development, 140 in manufacturing and manufacturing support, 184 in customer service, 65 in sales and marketing and 56 in general administration and finance. None of our employees is represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of December 30, 2006 are set forth below:

Name	Age	Position
Vincent J. Coates	81	Chairman of the Board and Secretary
John D. Heaton	46	President, Chief Executive Officer and Director
Douglas J. McCutcheon	58	Executive Vice President, Finance and Administration and Chief Financial Officer
Quentin B. Wright	50	Chief Accounting Officer
Bruce A. Crawford.	54	Chief Operating Officer
Bruce C. Rhine.	49	Chief Strategy Officer and Director
Rajeev Mundhe.	52	Senior Vice President of Global Sales

Vincent J. Coates founded our company and has served as our Chairman of the Board since January 1975 and Secretary since February 1989. From January 1975 until April 1998, Mr. Coates served as our Chief Executive Officer and as President from January 1975 through May 1996, except for the period of January 1986 through February 1987 when he served exclusively as Chief Executive Officer. Mr. Coates holds a B.E. in Mechanical Engineering from Yale University.

John D. Heaton has served as one of our directors since July 1995. Since May 1996, Mr. Heaton has served as our President and as our Chief Executive Officer since April 1998. From May 1996 to April 1998, he served as our Chief Operating Officer. Mr. Heaton holds a B.S. degree in Engineering from the University of San Francisco.

Douglas J. McCutcheon has served as our Executive Vice President, Finance and Administration and Chief Financial Officer since September 2005. From January 2003 until December 2004, Mr. McCutcheon served as Managing Director, Senior Vice President Finance and Chief Financial Officer of Metron Technology N.V., a manufacturer and distributor of semiconductor capital equipment and provider of fab facility services. In 2002, he served in a consulting role to Metron Technology. From January 1996 to September 2001, Mr. McCutcheon served as Senior Vice President Finance and Chief Financial Officer of Asyst Technologies, Inc., a semiconductor capital equipment automation company. Mr. McCutcheon holds a B.S. degree in physics from Stanford University and an M.B.A. in finance from the University of California, Berkeley.

Quentin B. Wright has served as our Chief Accounting Officer since April 2005. From November 2003 until April 2005, Mr. Wright provided financial consulting services for various technology clients in Silicon Valley. From May 1999 until November 2003, Mr. Wright served as Director of Accounting of Adaptec, Inc., a manufacturer of storage access solutions. Mr. Wright holds a B.S. degree in Business Administration from Oregon State University.

Bruce A. Crawford has served as our Chief Operating Officer since July 2006. From July 2005 to July 2006, Mr. Crawford served as President and Chief Operating Officer of Accent Optical Technologies, Inc., a supplier of process control and metrology systems to the global semiconductor manufacturing industry, which was acquired by us in July 2006. From February 2003 to July 2005, Mr. Crawford served as Accent Optical’s Chief Operating Officer and Executive Vice President and from October 2000 to February 2003, he served as Vice President of Worldwide Operations. Mr. Crawford holds an A.S. degree from De Anza College.

Bruce C. Rhine has served as our Chief Strategy Officer and as a director since July 2006. From August 2000 to July 2006, Mr. Rhine served as Chairman and Chief Executive Officer of Accent Optical. Mr. Rhine holds a B.S. degree in Chemical Engineering and an M.B.A. in Finance from Pennsylvania State University.

Rajeev Mundhe has served as our Senior Vice President of Global Sales since July 2006. From September 2000 to July 2006, Mr. Mundhe served as Vice President of Global Sales for Accent Optical. Mr. Mundhe holds a Master’s in Materials Science and Engineering from the University of California, Berkeley, an M.B.A. in Marketing and Finance from the University of Santa Clara and a Bachelor’s of Technology degree in Materials Science and Engineering from the Indian Institute of Technology at Bombay. In March 2007, Mr. Mundhe’s employment terminated.

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

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to a relatively few number of customers, and we expect this trend to continue. There are only a limited number of large companies operating in the semiconductor industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the foreseeable future. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues could significantly decline. In 2006, sales to Applied Materials accounted for 20.1% and sales to Samsung accounted for 14.3% of our total net revenues, respectively. In 2005, sales to Applied Materials accounted for 20.6% and sales to Samsung accounted for 15.9% of our total net revenues, respectively. In 2004, sales to Applied Materials accounted for 21.4% and sales to Samsung accounted for 14.7% of our total net revenues, respectively.

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

We could have new material weaknesses in our internal controls in the future.

We have in the past identified material weaknesses in our internal controls and procedures. A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have remedied the past material weaknesses in our internal controls and procedures as of December 30, 2006,we could have new material weaknesses in the future, as we integrate the acquired entities during 2007 and streamline and or automate our current internal controls.

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

If any of our systems fail to meet or exceed our internal quality specifications, we do not ship them until such time as they have met such specifications. If we experience significant delays or are unable to ship our products to our customers as a result of our internal processes, or for any other reason, our business and reputation may suffer.

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

Our commercial success depends, in part, on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, we announced in March 2005 that we had received notice of a patent infringement lawsuit brought by Nova Measuring Instruments, Ltd., alleging infringement of United States Patent No. 6,752,689. In December 2006, we announced a favorable “Markman” ruling in the case. In August 2005, we were served with a complaint by KLA alleging that certain of our products infringe two of KLA’s patents, Patent No. 6,483,580 and Patent No. 6,590,656. In January 2006, KLA added Patent No. 6,611,330 to its claim. In March 2006, we were granted a stay in the KLA patent infringement cases. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the Nova Measuring Instruments, Ltd. lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

Because of the high cost of switching equipment vendors in our markets, it may be difficult for us to attract customers from our competitors even if our metrology systems are superior to theirs.

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

If we fail to develop new and enhanced metrology systems we will likely lose market share to our competitors.

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

We have recently introduced several products to the market including the IVS 185, VerteX Rapid Photoluminescence Mapping System for Compound Semiconductors and Orion. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products. While we anticipate that our new products will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. Additionally, if our new products do gain market acceptance, our ability to sell our existing products may be impeded. As a result, there can be no assurance that the introduction of these products will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

Our intellectual property may be infringed upon by third parties despite our efforts to protect it, which could threaten our future success and competitive position and harm our operating results.

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

In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees. However, in the event that these agreements may be breached, we may not have adequate remedies. Our confidential and proprietary information and technology might also be independently developed by or become otherwise known to third parties. We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party’s patent or other proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties, any of which would adversely affect our business and operating results. In March 2006, we filed a complaint against Nova Measuring Instruments Ltd. for infringing our Patent No. Re 34,783. In October 2006, we filed a new complaint against Nova for infringement of Patent Numbers 5,867,276 and 7,115,858.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, in July 2006, we consummated our merger with Accent Optical, a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry. At the outset, we do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate them profitably or retain their key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity financing, that result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

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

We produce all of our systems in our manufacturing facilities located in Milpitas, California, and beginning with our acquisition of Accent in July 2006, in York, England. To a lesser extent, we also manufacture through our subsidiary in South Korea and, beginning with our acquisition of Soluris in March 2006, in Concord, Massachusetts, and our contract manufacturer in Japan. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In 2006, 2005 and 2004, 53.9%, 66.7% and 71.8%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea and Taiwan, The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products.

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

Compliance with changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, has resulted in and, we expect, will continue to result in substantial accounting, legal and administrative costs. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board impose requirements with respect to the evaluation of the effectiveness of our internal controls. The cost of complying with these requirements is substantial.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Critical Accounting Policies” in Part I, Item 7 of this Form 10-K. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

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

Sales to customers in foreign countries accounted for approximately 53.9%, 66.7% and 71.8% of our total net revenues in 2006, 2005 and 2004, respectively. We maintain facilities in Japan, Taiwan, South Korea and the European Union. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as: regulatory limitations imposed by foreign governments, obstacles to the protection of our intellectual property, political, military and terrorism risks, disruptions or delays in shipments caused by customs brokers or other government agencies, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences resulting from changes in tax laws. If any of these risks materialize and we are unable to manage them, our international sales and operations would suffer.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may harm our business, operating results and financial condition.

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

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

In September 2006, we changed our state of incorporation from California to Delaware. The anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	limit who may call special meetings of stockholders; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Nanometrics has incurred significant costs in connection with the Accent merger, and may continue to do so.

We incurred direct transaction costs of $2.3 million in connection with the merger, all of which has been paid as of December 30, 2006. We believe that the combined company will continue to incur charges to operations to reflect the costs of integrating the two companies, but cannot reasonably estimate those costs at this time. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Significant amounts of goodwill and intangible assets after the completion of Accent Optical and Soluris transactions could make our reported results more volatile.

Goodwill is tested for impairment annually or when an event occurs indicating the potential for impairment. The evaluation is prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units is determined using a combination of the cash flow and market comparable approaches. If we conclude at any time that the carrying value of our goodwill for any of our reporting units exceeds its implied fair value, we will be required to recognize an impairment, which could materially reduce operating income and net income in the period in which such impairment is recognized.

Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 30, 2006, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	133,000	Corporate headquarters and manufacturing
Owned(1)	Pyongtaek-city, South Korea	39,000	Sales, service, engineering and manufacturing
Owned	Milpitas, California	4,600	Corporate housing
Leased	Tokyo, Japan	7,500	Sales, service, corporate housing
Leased	Kumamoto, Japan	3,250	Sales, service and engineering
Leased	Osaka, Japan	1,000	Sales and service
Leased	Yokkaichi, Japan	1,750	Sales and service
Leased	York, England	49,000	Manufacturing, sales, service and engineering
Leased	York, England	5,400	Corporate housing
Leased	Whasung-City, South Korea	4,780	Engineering
Leased	Dong-Guang, Taiwan	9,400	Sales and service
Leased	Shanghai, China	3,000	Sales and service
Leased	Austin, Texas	1,130	Sales and service
Leased	Concord, Massachusetts	32,000	Sales and service
Leased	Bend, Oregon	5,200	Sales and service

(1)	Certain real estate improvements on this property are owned. The underlying land, however, is leased.

We believe that our existing facilities are suitable and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe a Nova patent and seeks a preliminary and permanent injunction against their sale and unspecified damages. On December 1, 2006, the District Court issued a “Markman” ruling which, we believe, was favorable to our case, finding, among other things, that the phrase “wafer transfer means” – which is contained in all patent claims asserted by Nova – restricts Nova’s patent claims to apply only to products used with a “water track” or its equivalents. Our integrated metrology products do not incorporate any water track. Markman hearings, also known as claim construction hearings, are held to determine the scope and meaning of the patent claims prior to the commencement of trial.

In late March 2006, we filed suit against Nova in the United States District Court for the Northern District of California. The complaint alleges that certain of Nova’s products sold in the U.S. infringe intellectual property rights of Nanometrics and seeks injunctive relief and damages. Nova’s motion for a stay pending completion of the re-examination process of the patent in the lawsuit by the U.S. Patent & Trademark Office was granted by the Court. In October 2006, we filed a new complaint against Nova alleging infringement of other intellectual property rights of ours and seeking injunctive relief and damages.

In August 2005, KLA filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed a request for re-examination of two of the allegedly infringed KLA-Tencor patents with the U.S. Patent & Trademark Office (“PTO”). These requests for re-examination were recently accepted for review by the PTO. In March 2006, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “NANO.” The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the NASDAQ Global Market. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2006
First Quarter	$15.71	$10.97
Second Quarter	$15.43	$8.93
Third Quarter	$10.83	$8.50
Fourth Quarter	$10.37	$7.89
2005
First Quarter	$16.39	$11.07
Second Quarter	$13.35	$9.81
Third Quarter	$12.88	$10.85
Fourth Quarter	$12.01	$9.77

Stockholders

On February 28, 2007, the last reported sales price of our common stock on the NASDAQ Global Market was $7.64 per share, and there were approximately 417 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 30, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,070,965	$11.10	1,042,228
Equity compensation plans not approved by security holders(1)	755,841	$8.55	39,672

Total	3,826,806	$10.60	1,081,900

(1)	The material features of each plan adopted without the approval of security holders is set forth in Note 13 to the consolidated financial statements.

Stock Performance Graph

The following graph presentation compares cumulative five-year stockholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) Nanometrics Incorporated, (b) a broad-based equity market index and (c) an industry-specific index. The broad-based market index used is the Nasdaq Composite Index and the industry-specific index used is the RDG Technology Composite Index.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Nanometrics under the Securities Act of 1933, as amended or the Exchange Act.

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

	Fiscal Year
	2006(c)	2005	2004	2003(a)	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Products	$80,636	$61,012	$62,147	$34,592	$28,669
Service	15,738	9,531	7,784	7,010	6,054

Total net revenues	96,374	70,543	69,931	41,602	34,723
Costs and expenses:
Cost of products	47,726	29,173	27,812	17,691	13,237
Cost of service	16,610	10,695	8,404	6,620	5,765
Research and development	14,253	12,533	12,827	13,399	13,765
Selling	18,605	10,945	11,748	11,496	10,862
General and administrative	21,305	11,882	5,137	4,689	5,104
Merger termination fee	—	(8,300)	—	—	—
Asset impairment	—	2,232	—	—	1,077

Total costs and expenses	118,499	69,160	65,928	53,895	49,810
Income (loss) from operations	(22,125)	1,383	4,003	(12,293)	(15,087)
Other income (expense), net	(325)	346	122	686	589
Provision (credit) for income taxes	(323)	218	426	5,860 (b)	(6,230)

Net income (loss)	$(22,127)	$1,511	$3,699	$(17,467)	$(8,268)

Basic net income (loss) per share	$(1.47)	$0.12	$0.30	$(1.45)	$(0.70)

Diluted net income (loss) per share	$(1.47)	$0.11	$0.28	$(1.45)	$(0.70)

Shares used in per share computation:
Basic	15,075	12,760	12,320	12,043	11,878

Diluted	15,075	13,471	13,364	12,043	11,878

(a)	The fiscal year ended January 3, 2004 included 53 weeks, whereas the other periods presented included 52 weeks.
(b)	The income tax provision for the fiscal year ended January 3, 2004 primarily represents a charge of $6,020 to record a valuation allowance against deferred income tax assets.
(c)	We adopted Statement of Financial Accounting Standards No 123(R) “Share-Based Payment” effective January 1, 2006.

	Fiscal Year End
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,957	$45,394	$33,868	$29,892	$36,866
Working capital	49,721	76,731	68,588	59,587	74,776
Total assets	212,376	136,300	133,769	121,740	134,688
Long-term liabilities including current portion	1,813	1,796	4,164	4,350	4,761
Total stockholders’ equity	174,631	120,343	116,829	108,441	124,106

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives and intentions. In some cases, forward-looking statements can be identified by words such as “believe”, “expect”, “anticipate”, “plan”, “potential”, “continue” or similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could materially and adversely affect our business, operating results and financial condition. We disclaim any obligation to update information contained in any forward-looking statement.

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

Our revenues are primarily derived from product sales, which includes sales of accessories, but are also derived from customer service for the installed base of our products. In 2006, we derived 83.7% of our total net revenues from product sales and 16.3% of our total net revenues from services.

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

•

Drive toward 45nm and 32nm Feature Sizes.    In an effort to reduce costs and increase device performance, semiconductor manufacturers are decreasing both the die size and feature size. Monitoring the increased tolerance requirements on smaller features sizes requires increased use of metrology systems. In addition, new processing methodologies such as dual patterning are driving tighter requirements for imaging overlay metrology. Our thin film, overlay and critical dimension metrology systems are well suited and are being adopted for these next generation processes

•

Reduced Number of Customers.    Because of the escalating cost of 300mm manufacturing facilities, fewer semiconductor manufacturers can afford the significant investment in these next generation facilities. Therefore, fewer opportunities for semiconductors equipment companies exist. Given that the available number of potential customers is decreasing, pre-existing customer relationships, product positioning and critical mass take on greater importance.

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

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company determined that there were two reporting units, Products and Services. The Company’s impairment review process, which is completed as of the last day of November of each year, compares the fair value of the Company’s reporting unit to the carrying value, including the goodwill related to each of the reporting units.

To determine the fair value, the Company uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the Company’s reporting unit: revenue, based on assumed market growth rates and the Company’s assumed market share; estimated costs; and appropriate discount rates based on the particular reporting unit’s weighted average cost of capital. Estimates of market growth, market share, and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates used to manage the underlying businesses. The Company’s business consists of both established and emerging technologies and forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. The Company also considered its market capitalization on the dates of the impairment test in determining the fair value of the respective businesses.

The fair value estimates are based on the extensive use of management’s estimates and assumptions, and the result of these procedures can have a significant impact on the Company’s future operating results.

Long-Lived Assets – The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

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

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 30, 2006, total unrecognized compensation costs related to unvested stock options was $8.0 million which is expected to be recognized as compensation expense over a weighted average period of 2.1 years. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

See Note 3 below for more information.

Results of Operations

The following table presents our consolidated statements of operations data as a percentage of total net revenues for fiscal years 2006, 2005 and 2004 ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

	Fiscal Year
	2006	2005	2004
Net revenues:
Products	83.7%	86.5%	88.9%
Service	16.3	13.5	11.1

Total net revenues	100.0	100.0	100.0

Cost and expenses:
Cost of products	49.5	41.4	39.8
Cost of service	17.2	15.2	12.0
Research and development	14.8	17.8	18.3
Selling	19.3	15.5	16.8
General and administrative	22.1	16.8	7.4
Merger termination fee	—	(11.8)	—
Asset impairment	—	3.2	—

Total cost and expenses	123.0	98.0	94.3

Income (loss) from operations	(23.0)	2.0	5.7

Other income (expense):
Interest income	0.9	1.4	0.4
Interest expense	(0.1)	(0.1)	(0.1)
Other, net	(1.2)	(0.8)	(0.1)

Total other income (expense), net	(0.3)	0.5	0.2

Income (loss) before provision (credit) for income taxes	(23.3)	2.5	5.9
Provision (credit) for income taxes	(0.3)	0.3	0.6

Net income (loss)	(23.0)%	2.1%	5.3%

Fiscal years 2006, 2005 and 2004 (ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively)

Total net revenues.    Our net revenues were comprised of the following categories:

	Fiscal Year
	2006	2005	Change
Automated systems	$56,114	$37,861	$18,253	48.2%
Integrated systems	24,522	23,151	1,371	5.9
Service	15,738	9,531	6,207	65.1

Total net revenues	$96,374	$70,543	$25,831	36.6%

	Fiscal Year
	2005	2004	Change
Automated systems	$37,861	$40,545	$(2,684)	(6.6)%
Integrated systems	23,151	21,602	1,549	7.2
Service	9,531	7,784	1,747	22.4

Total net revenues	$70,543	$69,931	$612	0.9%

In 2006, net revenues from automated systems increased as compared to 2005 as a result of additional revenues of $16.2 million and $4.5 million from Accent and Soluris, respectively, and higher demand for our automated products as semiconductor manufacturers continue their conversion to 300mm wafer to achieve better production efficiencies. The increase in revenues was partially offset by a $1.9 million decrease of sales from our flat panel display business unit, or FPD, in fiscal 2005 due to the sale of our FPD business unit effective in October 2005 (see “Sale of Flat Panel Display Business Unit”, below). Sales of our integrated systems increased slightly as our channel distributors continue to integrate our products with growing end customers’ demand. Service revenue increased as a result of our Accent and Soluris acquisitions and due to more customers signing up for post-warranty service contracts.

In 2005, net revenues from automated systems decreased due to decreased sales of our FPD products of approximately $7 million from 2004. Decreases in FPD revenues were offset by increases in other automated stand alone systems, particularly our Atlas automated metrology product as our customers continue to expand their capacity for 300mm production. Revenue from integrated systems increased from their 2004 level, primarily due to increased penetration in the Japanese market for our integrated metrology systems through our OEM relationship with Ebara. The increase in product revenues resulted from greater demand for semiconductor process control metrology equipment, particularly in the U.S. and Asia as customers added capacity in semiconductor production facilities as a result of continuing favorable economic conditions. The increase in service revenue was primarily attributable to higher sales of parts and services in the U.S. and Asia in 2005, which we believe was due to a growing installed base of systems that have passed their warranty periods.

Gross margins.    Our gross margin breakdown was as follows (in percent):

	2006	2005	2004
Products	40.8%	52.2%	55.2%
Service	(5.5)	(12.2)	(8.0)

The product gross margin decreased in 2006 as compared to 2005 due to higher warranty costs of $2.2 million as well as acquisition-related charges of $3.5 million related to the intangible assets amortization for developed technology and backlog related to the Accent and Soluris acquisitions. The negative gross margin for Service improved in 2006 as compared to 2005 by the positive service margins received from the Accent and Soluris operations, however, we have not been able to fully recover the higher costs associated with meeting our customers’ increasing service demands.

The 2005 product gross margin decreased to 52.2% from 55.2% in 2004 due primarily to the decline in profitability of our FPD products (see “Sale of Flat Panel Display Business Unit”, below) and to a lesser extent, a higher provision for obsolete inventory as compared to the prior year.

Operating expenses.    Our operating expenses were comprised of the following categories (in thousands):

	Fiscal Year
	2006	2005	Change
Research and development	$14,253	$12,533	$1,720	13.7%
Selling	18,605	10,945	7,660	70.0
General and administrative	21,305	11,882	9,423	79.3
Merger termination fee	—	(8,300)	8,300	100.0
Asset impairment	—	2,232	(2,232)	(100.0)

Total operating expenses	$54,163	$29,292	$24,871	84.9%

	Fiscal Year
	2005	2004	Change
Research and development	$12,533	$12,827	$(294)	(2.3)%
Selling	10,945	11,748	(803)	(6.8)
General and administrative	11,882	5,137	6,745	131.3
Merger termination fee	(8,300)	—	(8,300)	n/a
Asset impairment	2,232	—	2,232	n/a

Total operating expenses	$29,292	$29,712	$(420)	(1.4)%

Research and development.    The increase in research and development expenses in 2006 is due to the additional expenses of $3.0 million and $0.9 million associated with our acquisitions of Accent and Soluris, respectively, and to stock-based compensation charges of $1.3 million related to our adoption of SFAS 123(R). The increase was partially offset by cost cutting initiatives undertaken in the fourth quarter of 2005 including the sale of our flat panel display business unit in Japan and its related research and development function of $0.6 million and reductions in headcount related expenses in the United States.

Research and development expenses were essentially flat in 2005 as compared to 2004. The decrease was primarily due to a research grant received from the Korean Government of $0.3 million and reflective of our cost cutting initiatives undertaken in the fourth quarter of 2005 including the sale of our FPD business unit in Japan.

In the United States and United Kingdom, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain a competitive position.

Selling.    Selling increased in 2006 due to the addition of $3.9 million associated with our acquisitions of Accent on July 21, 2006 and $1.8 million associated with Soluris on March 15, 2006. In addition we have incurred stock-based compensation charges of $1.0 million related to our adoption of SFAS 123(R). Selling expenses decreased in 2005 as compared to 2004 primarily due to headcount reductions in sales and personnel-related expenses.

General and administrative. General and administrative expenses in 2006 increased as a result of increased headcount-related expenses of $3.0 million as we have expanded and enhanced our finance and administrative functions, higher legal expenses of $2.3 million associated with our patent infringement lawsuits with KLA and with Nova Measuring Instruments Ltd., additional general and administrative expense from our acquisitions of Accent and Soluris of $3.3 million, stock-based compensation charges of $2.1 million related to our adoption of SFAS 123(R) and $0.6 million of higher charges for professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act. General and administrative expenses increased in 2005 as a result of professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act, legal expenses related to our ongoing patent infringement lawsuits, increased headcount as we have expanded and enhanced our finance function and expenses associated with the restatement of our financial results for 2004 and the first two quarters of 2005.

Merger termination fee.    On January 21, 2005, we entered into a definitive merger agreement with August Technology Corporation. On June 28, 2005, we and August Technology announced the termination of the merger agreement. On that date, in accordance with the terms of the merger agreement, August Technology paid us a merger termination fee of $8.3 million plus $2.6 million as reimbursement of our expenses associated with the merger agreement which we had capitalized in the first and second quarters of 2005.

Asset impairment.    In 2005 we recorded an asset impairment charge of $2.2 million related to certain assets in our FPD business unit. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we should assess the recoverability of assets when events become known which would indicate potential impairment. We evaluated the estimated future cash flows of certain asset groups in our FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset groups in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the second quarter of 2005. There was no such impairment charge during 2006.

Other income (expense).    Our net other income (expense) consisted of the following categories (in thousands):

	Fiscal Year
	2006	2005	Change
Interest income	$851	$998	$(147)	(14.7)%
Interest expense	(60)	(73)	13	(17.8)
Other income (loss)	(1,116)	(579)	(537)	92.7

Total other income (expense), net	$(325)	$346	$(671)	(193.9)%

	Fiscal Year
	2005	2004	Change
Interest income	$998	$276	$722	261.6%
Interest expense	(73)	(110)	37	(33.6)
Other income (loss)	(579)	(44)	(535)	1,215.9

Total other income (expense), net	$346	$122	$224	183.6%

The lower interest income is due to lower average cash and cash equivalent balances and lower yields obtained on our investments. Interest expenses relate to our debt obligations in Japan and the United Kingdom and are expected to decrease, before exchange rate adjustments, with the balance of the debt. With the acquisition of Accent, we incurred foreign exchange losses due to exchange rate fluctuations associated with extensive intercompany balances assumed with the transaction. Other income (expense) includes a gain on the sale of assets, commission income and rental income and miscellaneous expenses.

Total other income increased in 2005 as compared to 2004 due to higher yields on cash investments and, to a lesser extent, higher cash investment balances. The increase in interest income was offset by higher currency transaction losses, primarily due to the weakening Japanese yen.

Provision/credit for income taxes.    The credit for income taxes for 2006 of $0.3 million was primarily due to benefiting the losses of certain foreign jurisdictions where sufficient deferred tax liabilities exist. Our effective tax rate was (1.4)%, 12.6% and 10.3% in 2006, 2005 and 2004, respectively. Our income tax expense in 2005 and 2004 was primarily a result of foreign income taxes as our U.S. federal income taxes were primarily offset by a reduction in deferred tax asset valuation allowances. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

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

In September 2005, we entered into an agreement to sell our FPD business unit to Toho Technology Corporation, or Toho, effective October 2005. Toho received a non-exclusive perpetual license to use and sell our Film Thickness Measurements Systems in the flat panel market in exchange for $1.5 million. In addition, Toho will pay us a 7% royalty on future sales in excess of ¥800 million. Toho also purchased certain other existing assets from us including $0.9 million of inventory and $0.1 million of equipment related to the FPD business unit. We did not recognize a gain or loss on this transaction as we had previously evaluated the estimated future cash flows of the FPD asset group and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets and we recorded an impairment charge in the second quarter of 2005 (see “Asset impairment” above).

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

Liquidity and Capital Resources

At December 30, 2006, our cash and cash equivalents totaled $8.0 million as compared to $45.4 million at December 31, 2005. At December 30, 2006, we had working capital of $49.7 million compared to $76.7 million at December 31, 2005. The $32.5 million decrease in cash, cash equivalents and investments for the year ended December 30, 2006 resulted primarily from cash used in operating activities of $16.7 million, costs associated with our acquisitions of Soluris and Accent Optical of $7.5 million and repayment of debt of $15.6 million, partially offset by maturities of short term investments of $5.0 million and the sale of shares under our employee stock option and purchase plans of $2.0 million. As we have successfully closed both the Soluris and Accent Optical transactions, the ongoing need for cash associated with these transactions is expected to be substantially reduced.

We maintain arrangements under which eligible accounts receivable are sold without recourse to unrelated third-party financial institutions. The sale of these receivables accelerates our cash collection and reduces our credit exposure. See note 4 of the Consolidated Financial Statements for more information.

Uses of net cash for operating activities was $16.7 million for the year ended December 30, 2006 was comprised of a net loss of $22.1 million, increases in working capital of $7.0 million offset by non-cash expenses of $12.4 million. The non-cash expenses for depreciation and amortization of $7.8 million was driven by acquired intangible assets associated with our acquisitions of Accent and Soluris and by stock-based compensation of $5.0 million. For comparison, cash provided by operating activities during the year ended December 31, 2005 of $7.2 million was comprised of net income of $1.5 million, including the merger termination fee of $8.3 million, non-cash charges of $4.7 million including depreciation, amortization and an asset impairment charge of $2.2 million, and reductions of working capital of $1.0 million.

Investing activities used net cash of $3.8 million and provided net cash of $14.3 million and $3.2 million in 2006, 2005 and 2004, respectively. Cash used by investing activities for 2006 included cash outlays of $7.5 million related to our acquisitions of Soluris and Accent Optical Technologies. Our capital expenditures were $1.1 million $0.3 million and $0.9 million in 2006, 2005, and 2004, respectively. Offsetting the uses of cash was the net reduction in our short-term investments, primarily U.S. Treasury Bills of $5.0 million, $13.0 million and $4.0 million in 2006, 2005 and 2004, respectively. The timing of purchases and the initial maturities of U.S. Treasury Bills result in their classification as cash and cash equivalents or short-term investments.

Financing activities used net cash of $13.2 million and provided net cash of $3.1 million and $2.3 million in 2006, 2005 and 2004, respectively. Cash used by financing activities for 2006 was due to repayments of short-term and long-term debt in Japan of $1.6 million and repayment of $14.0 million of debt assumed in the Accent merger. These amounts were partially offset by proceeds from the sale of stock from the exercise of employee stock options of $2.0 million. Cash provided by financing activities in 2005 and 2004 resulted primarily from the sale of shares under our stock options plans, offset to some extent by the net repayment of debt obligations by our Japanese subsidiary.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. However, we believe working capital including cash and cash equivalents and funds available to us for our line of credit, will be sufficient to meet our needs through at least the next twelve months. However, we may require additional cash to fund acquisitions or investment opportunities or other events may arise in the future. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute your ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

In February 2007 we entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15 million. The instrument governing the facility includes certain financial covenants regarding net tangible worth. All borrowings under this credit line bear interest, at our election, at a per annum rate equal to the bank’s prime rate or at the Libor rate plus 2.25%. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.

Contractual obligations

The following table summarizes our contractual cash obligations as of December 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations(1)	$1,807	$486	$983	$338	$—
Operating lease obligations	2,301	1,478	758	65	—

(1)	Our debt obligations relate to the expansion of our Japanese facilities and to an equipment financing arrangement in the United Kingdom. All amounts include interest, which we are obligated to pay.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 30, 2006 was approximately $11 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States: 53.9%, 66.7% and 71.8% of sales in 2006, 2005 and 2004, respectively. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies. Foreign currency transactions resulted in a loss of $1.2 million, $0.6 million and $0.1 million in 2006, 2005 and 2004, respectively. In addition, our exposure to foreign exchange rate fluctuations arises in part from current intercompany accounts in which costs (primarily product costs) from the United States and the United Kingdom are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in U.S. dollars and the net payable to the United States parent amounted to $2.7 million as of December 30, 2006. A hypothetical 10% change in the foreign currency exchange rate at December 30, 2006 would result in less than $0.3 million increase or decrease in transaction gains or losses which would be included in our net income.

In foreign locations we have $2.2 million of net liabilities, including long-term loans payable to the United States and, as a result, a hypothetical 10% change in the foreign currency exchange rate at December 30, 2006 would result in $0.2 million increase or decrease in the net assets and a corresponding increase or decrease in other comprehensive income.

Interest Rate Risk

Our investments in marketable securities are subject to interest rate risk. However, due to the short-term nature of these investments, interest rate changes would not have a material impact on their value at December 30, 2006 and December 31, 2005. We also have fixed-rate debt obligations in Japan and the United Kingdom that are denominated in yens and British pounds sterling and have no interest rate risk. At December 30, 2006 and December 31, 2005, our total debt obligation was $1.8 million and $1.8 million, respectively, with a long-term portion of $1.3 million and $1.4 million, respectively. A hypothetical 10% change in interest rates at December 30, 2006 would not have a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nanometrics Incorporated

Milpitas, CA

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended December 30, 2006. We have also audited the consolidated financial statement schedule listed in Item 15 for the years ended December 30, 2006, December 31, 2005, and January 1, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanometrics Incorporated at December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nanometrics Incorporated internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

San Francisco, CA

March 14, 2007

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,957	$40,445
Short-term investments	—	4,949
Accounts receivable, net of allowances of $841 and $592, as of December 30, 2006 and December 31, 2005, respectively	24,888	18,983
Inventories	47,813	25,656
Prepaid expenses and other	3,639	1,259

Total current assets	84,297	91,292
Property, plant and equipment, net	43,294	42,928
Goodwill and indefinite lived intangible assets	55,217	—
Intangible assets, net	27,583	639
Other assets	1,985	1,441

Total assets	$212,376	$136,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$1,186
Accounts payable	9,155	3,060
Accounts payable to related party	181	288
Accrued payroll and related expenses	5,227	1,540
Deferred revenue	10,451	3,448
Other current liabilities	8,381	3,869
Income taxes payable	695	770
Current portion of debt obligations	486	400

Total current liabilities	34,576	14,561
Deferred income taxes	1,848	—
Debt obligations	1,321	1,396

Total liabilities	37,745	15,957

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 47,000,000 shares authorized; 18,141,589 and 12,990,894, respectively, outstanding	18	107,294
Additional paid-in capital	182,096	—
Retained earnings (accumulated deficit)	(9,909)	12,218
Accumulated other comprehensive income	2,426	831

Total stockholders’ equity	174,631	120,343

Total liabilities and stockholders’ equity	$212,376	$136,300

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net revenues:
Products	$80,636	$61,012	$62,147
Service	15,738	9,531	7,784

Total net revenues	96,374	70,543	69,931

Costs and expenses:
Cost of products	47,726	29,173	27,812
Cost of service	16,610	10,695	8,404
Research and development	14,253	12,533	12,827
Selling	18,605	10,945	11,748
General and administrative	21,305	11,882	5,137
Merger termination fee	—	(8,300)	—
Asset impairment and disposition	—	2,232	—

Total costs and expenses	118,499	69,160	65,928

Income (loss) from operations	(22,125)	1,383	4,003

Other income (expense):
Interest income	851	998	276
Interest expense	(60)	(73)	(110)
Other, net	(1,116)	(579)	(44)

Total other income, net	(325)	346	122

Income (loss) before income taxes	(22,450)	1,729	4,125
Provision (credit) for income taxes	(323)	218	426

Net income (loss)	$(22,127)	$1,511	$3,699

Basic net income (loss) per share	$(1.47)	$0.12	$0.30

Diluted net income (loss) per share	$(1.47)	$0.11	$0.28

Shares used in per share computation:
Basic	15,075	12,760	12,320

Diluted	15,075	13,471	13,364

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, January 3, 2004	12,166,016	$101,099	$—	$7,008	$334	$108,441
Comprehensive income:
Net income	—	—	—	3,699	—	3,699	$3,699
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	1,597	1,597	1,597

Comprehensive income	—	—	—	—	—	—	$5,296

Issuance of common stock under stock-based compensation plans	400,620	3,052	—	—	—	2,432
Tax benefit of employee stock transactions	—	40	—	—	—	40

Balances, January 1, 2005	12,566,636	104,191	—	10,707	1,931	116,829
Comprehensive income:
Net income	—	—	—	1,511	—	1,511	$1,511
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(1,100)	(1,100)	(1,100)

Comprehensive income	—	—	—	—	—	—	$411

Issuance of common stock under stock-based compensation plans	424,258	2,947	—	—	—	2,947
Tax benefit of employee stock transactions	—	156	—	—	—	156

Balances, December 31, 2005	12,990,894	107,294	—	12,218	831	120,343
Reincorporation in Delaware		(107,281)	107,281			—
Comprehensive income:
Net loss	—	—	—	(22,127)	—	(22,127)	$(22,127)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	1,595	1,595	1,595

Comprehensive loss	—	—	—	—	—	—	$(20,532)

Issuance of common stock under stock-based compensation plans	285,481	—	1,970	—	—	1,970
Stock-based compensation expense	—	—	5,025	—	—	5,025
Issuance of common stock in the Accent acquisition	4,865,214	5	67,820	—	—	67,825

Balances, December 30, 2006	18,141,589	$18	$182,096	$(9,909)	$2,426	$174,631

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net income (loss)	$(22,127)	$1,511	$3,699
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,765	2,437	2,667
Stock-based compensation	5,025	—	—
Asset impairment	—	2,232	—
Loss (gain) on disposal of asset	21	(6)	—
Deferred tax liability	(437)	—	—
Changes in assets and liabilities:
Accounts receivable	4,218	1,717	(7,124)
Inventories	(10,413)	(731)	(598)
Prepaid income taxes	—	—	—
Prepaid expenses and other current assets	(799)	(555)	(48)
Accounts payable, accrued and other current liabilities	(6,129)	1,138	2,399
Deferred revenue	6,223	63	1,089
Income taxes payable	(86)	(558)	6

Net cash provided by (used in) operating activities	(16,739)	7,248	2,090

Cash flows from investing activities:
Purchase of certain net assets in connection with acquisitions, net of cash acquired	(7,538)	—	—
Purchases of short-term investments	—	(50,030)	(35,976)
Sales/maturities of short-term investments	4,949	63,000	40,000
Purchases of property, plant and equipment	(1,183)	(322)	(871)
Proceeds from sale of assets	—	1,603	—

Net cash provided by (used in) investing activities	(3,772)	14,251	3,153

Cash flows from financing activities:
Proceeds from issuance of debt obligations	424	1,789	2,473
Repayments of debt obligations	(15,578)	(1,625)	(3,177)
Proceeds from issuance of common stock under employee stock purchase and stock option plans	1,970	2,947	3,052

Net cash provided by (used in) financing activities	(13,184)	3,111	2,348

Effect of exchange rate changes on cash and cash equivalents	1,207	(114)	409

Net increase (decrease) in cash and cash equivalents	(32,488)	24,496	8,000
Cash and cash equivalents, beginning of year	40,445	15,949	7,949

Cash and cash equivalents, end of year	$7,957	$40,445	$15,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$70	$102

Cash paid (received) for income taxes, net	$(22)	$1,061	$327

Fair value of Nanometrics shares issued to Accent stockholders	$67,481	$—	$—

Fair value of Nanometrics shares issuable to former Accent optionees	$344	$—	$—

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Note 1.    Significant Accounting Policies

Description of Business – Nanometrics Incorporated (“Nanometrics” or the “Company”) and its wholly owned subsidiaries design, manufacture, market, sell and support thin film, optical critical dimension and overlay dimension metrology systems for customers in the semiconductor and, until October 2005, flat panel display industries (See Note 15 “Asset Impairment and Disposition”). These metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The Company’s optical critical dimension technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. The corporate headquarters of Nanometrics is located in Milpitas, California.

Basis of Presentation – The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the provision for doubtful accounts, the provision for excess, obsolete, or slow moving inventories, depreciation and amortization, valuation of intangible assets and goodwill, warranty reserves, income taxes, valuation of stock-based compensation, and contingencies.

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other income” in the consolidated statements of operations in the period incurred and consist of a loss of $1.2 million in 2006, a loss of $0.6 million in 2005 and a loss of $0.1 million in 2004.

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

All products are assembled prior to shipment to customers. The Company often performs limited installation for its customers, however, such installation is inconsequential and perfunctory as it may also be performed by third parties. Revenue related to spare parts sales is recognized generally upon shipment and is included as part

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

of service revenue. Service revenue also includes service contracts and non-warranty, billable repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to billable repairs of systems not under contract is recognized as services are performed. On occasion, customers request a warranty period longer than the Company’s standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, the Company follows the guidance of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, generally the Company does not provide its customers with any return rights. Service contracts may be purchased by the customer when the warranty period expires.

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

Fiscal Year – The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, 2006 consisted of 52 weeks and ended on December 30, 2006, 2005 consisted of 52 weeks and ended on December 31, 2005 and 2004 consisted of 52 weeks and ended on January 1, 2005.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

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

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company determined that there were two reporting units, Products and Services. The Company’s impairment review process, which is completed as of the last day of November of each year, compares the fair value of the Company’s reporting unit to the carrying value, including the goodwill related to each of the reporting units.

To determine the fair value, the Company uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the Company’s reporting unit: revenue, based on assumed market growth rates and the Company’s assumed market share; estimated costs; and appropriate discount rates based on the particular reporting unit’s weighted average cost of capital. Estimates of market growth, market share, and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates used to manage the underlying businesses. The Company’s business consists of both established and emerging technologies and forecasts for emerging technologies are based upon internal estimates and external sources rather than historical

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

information. If future forecasts are revised, they may indicate or require future impairment charges. The Company also considered its market capitalization on the dates of the impairment test in determining the fair value of the respective businesses.

The fair value estimates are based on the extensive use of management’s estimates and assumptions, and the result of these procedures can have a significant impact on the Company’s future operating results.

Long-Lived Assets – The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

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

Accumulated Other Comprehensive Income – Accumulated other comprehensive income consists of accumulated translation adjustments, net of income taxes, of $2.4 million as of December 30, 2006 and $0.8 million as of December 31, 2005.

Product Warranties – The Company sells the majority of its products with a 12 month repair or replacement warranty from the date of acceptance. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

A reconciliation of the changes to the Company’s warranty accrual for 2006, 2005 and 2004 was as follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Balance as of beginning of period	$1,440	$1,055	$513
Balance assumed through acquisitions	1,330	—	—
Actual warranty costs	(2,626)	(1,170)	(869)
Provision for warranty	4,205	1,555	1,411

Balance as of end of period	$4,349	$1,440	$1,055

Guarantees – In addition to product warranties, from time to time, in the normal course of business, the Company indemnifies certain customers with whom it enters into a contractual relationship. The Company has agreed to hold the other party harmless against third party claims that its products, when used for their intended purpose(s), infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the balance sheets as of December 30, 2006 and December 31, 2005.

Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of sales.

Advertising Costs – The Company expenses advertising costs as incurred.

Stock-Based Compensation – Upon adoption of SFAS 123(R) on January 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS No. 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by Staff Accounting Bulletin No. 107. The expected volatility is based on the historical volatility of the Company’s stock price.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Net Income Per Share – Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. During 2006, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. For 2005 and 2004, stock options with exercise prices in excess of the fair market value of common stock were excluded from the diluted weighted average shares outstanding, as their effect is anti-dilutive. The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Weighted average shares outstanding – shares used in basic net income per share computation	15,075	12,760	12,320
Dilutive effect of stock options, using the treasury stock method	—	711	1,044

Shares used in diluted net income per share computation	15,075	13,471	13,364

For 2006, 2005 and 2004, diluted net income (loss) per share excluded common equivalent shares outstanding of 2.2 million, 1.2 million and 1.6 million, respectively, as their effect was antidilutive.

Certain Significant Risks and Uncertainties – Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable (see Note 4). All cash equivalents at December 30, 2006 and December 31, 2005 were deposited with two financial institutions which the Company believes are of high credit quality. Cash equivalent deposits with financial institutions may, at times, exceed federally insured limits, however, the Company has not experienced any losses on such accounts.

For short-term investments, credit risk is limited by placing all investments with high credit quality issuers and limits the amount of investment with any one issuer. The Company only invests in United States Treasury Bills with maturities of one year or less. As of December 31, 2005, the fair value of those investments approximated cost. There were no short-term investments as of December 30, 2006.

The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company’s top ten largest customers in 2006 and 2005 consisted of 65.0% and 74.2%, respectively, of its total net revenues.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

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

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance regarding the process of quantifying financial statement misstatements. SAB 108 clarifies the treatment of financial statement misstatements that affects the financials in both the current reporting year and prior periods and provides guidance on how to determine which treatment methods are acceptable under generally accepted accounting principles. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of the provisions of SAB 108 did not impact its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires entities to recognize the funded status of their defined benefit pension plans in the balance sheet, measured as the difference between the fair value of the plan assets less the projected benefit obligation. Any resulting asset or liability will be fully recognized in the balance sheet. SFAS No. 158 also requires the actuarial measurement date to be at the end of the entity’s fiscal year and expanded disclosure in the footnotes to the financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities, and requires prospective application, with the initial recognition of the funded status being recognized as a component of other comprehensive income. The provisions of SFAS No. 158 did not impact its financial condition or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company is required to adopt FIN 48 on January 1, 2007, which is when the Company plans to adopt FIN 48. The Company is in the process of finalizing its analysis of the impact of adopting FIN 48 on its consolidated financial statements and, therefore, the effect of adoption cannot be

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

quantified at this time. However, the Company, in the normal course of business, makes reserves for tax contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies”. Upon adoption of FIN 48 by the Company on January 1, 2007, an adjustment to tax liabilities and retained earnings, if any, is not expected to materially impact its financial condition.

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

Note 2.    Acquisitions

Soluris Inc.

On March 15, 2006, Nanometrics announced that it had acquired Soluris Inc., (“Soluris”) a Concord, Massachusetts-based privately held corporation focused on overlay and CD measurement technology. The acquisition of Soluris, which was renamed Nanometrics IVS Division, is expected to enhance Nanometrics’ line of overlay products and provide access to new customers. Under the terms of the merger agreement, which was an all-cash transaction, the total consideration to purchase all the outstanding stock of Soluris was $7.0 million including $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in the Company’s consolidated statements of operations from the date of the acquisition.

The allocation of the Soluris purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

The allocation of the Soluris purchase price is summarized below (in thousands):

Assets acquired:
Cash	$67
Accounts receivable	517
Inventories	1,559
Other assets	113

Total tangible assets acquired	2,256

Liabilities assumed:
Accounts payable	(562)
Accrued compensation	(450)
Deferred revenue	(846)
Other accrued liabilities	(504)

Total liabilities assumed	(2,362)

Net liabilities assumed	(106)
Deferred income tax liabilities	(160)
Goodwill and other intangible assets:
Goodwill	3,582
Customer relationships	2,500
Patented technology	700
Non-compete agreements	50
Trademark	400

Total goodwill and other intangible assets	7,232

Net purchase price	$6,966

The patented technology is being amortized over an estimated useful life of ten years and customer relationships are being amortized on an accelerated basis over an estimated useful life of nine years designed to match the amortization to the benefits where applicable. The amount allocated to the trademark has been determined to have an indefinite life. In accordance with SFAS No. 142, Goodwill and other Intangible Assets, the Company will not amortize the goodwill and trademark, but will evaluate them annually for impairment or whenever events or circumstances occur which indicate that they might be impaired.

If the Company had acquired Soluris at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Year Ended
	December 30, 2006	December 31, 2005
Net revenues	$97,489	$79,216
Net loss	(22,785)	(173)
Net loss per share:
Basic	$(1.51)	$(0.01)
Diluted	$(1.51)	$(0.01)

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Accent Optical Technologies Inc.

On July 21, 2006, Nanometrics completed its acquisition of Accent Optical Technologies, Inc. (“Accent”), a Bend Oregon-based privately held corporation focused on overlay and thin film metrology and process control systems. The acquisition of Accent is expected to enhance Nanometrics’ line of overlay and thin film products and to provide access to new customers, especially in Europe. Under the terms of the merger agreement relating to the acquisition, the total estimated purchase price of $72.6 million includes the exchange of Nanometrics common stock valued at $67.5 million, assumed stock options with a fair value of $0.3 million, a loan made to Accent prior to completion of the acquisition of $2.5 million and direct transaction costs of $2.3 million. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Accent acquired in connection with the merger, based on their respective estimated fair values. The Accent and Soluris acquisitions were made to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. These factors contributed to the purchase price in excess of the fair value of net tangible and intangible assets acquired in the Accent and Soluris acquisitions. The results of operations of Accent were included in the Company’s consolidated statements of operations from the date of the acquisition.

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

The preliminary allocation of the Accent purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the completion of Accent’s income tax returns. Finalization of the purchase price allocation is expected to be completed during the first half of fiscal 2007.

The total purchase price of the merger is as follows (in thousands):

Fair value of Nanometrics shares issued to Accent stockholders	$67,481
Fair value of Nanometrics shares issuable to former Accent optionees	344
Loan to Accent	2,500
Direct transaction fees and expenses	2,305

Total purchase price	$72,630

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

The preliminary allocation of the Accent purchase price is summarized below (in thousands):

Assets acquired:
Cash	$3,845
Accounts receivable	9,767
Inventories	10,669
Fixed assets	1,256
Other assets	1,765

Total tangible assets acquired	27,301

Liabilities assumed:
Accounts payable	(4,319)
Accrued compensation	(3,132)
Short term loans	(14,020)
Accrued interest	(1,717)
Accent transaction expenses	(5,011)
Deferred income tax liability	(2,125)
Deferred revenue	(354)
Other accrued liabilities	(4,259)

Total liabilities assumed	(34,937)

Net liabilities assumed	(7,636)
Goodwill and other intangible assets:
Goodwill	51,235
Customer relationships	13,200
Developed technology	9,100
Brand names	3,600
Backlog	3,131

Total goodwill and other intangible assets	80,266

Net estimated purchase price	$72,630

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

During the third quarter of 2006, the Company finalized its plans to transition the York England manufacturing operations to outside contractors in Asia. The integration plan included the involuntary termination or relocation of approximately 35 employees in the United States and the transition of all manufacturing operations from the York, England facility to outside contract manufactures. The consolidation of the manufacturing operations as well as involuntary employee terminations will be completed in the third quarter of 2007. The acquisition-related restructuring liabilities were accounted for under Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SFAS No. 112 “Employer’s Accounting for Postemployment Benefits” and therefore were included in the purchase price allocation of the cost to acquire Accent. The Company recorded a liability of $1.0 million for these activities as of July 21, 2006. As of December 30, 2006, the Company paid $0.8 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $0.2 million will be paid out by the third quarter of fiscal 2007.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Pursuant to the merger agreement, 486,505 shares of Nanometrics common stock delivered as consideration in the merger were withheld and deposited in an escrow fund in order to secure Accent and its former stockholders’ performance of indemnification obligations under the merger agreement. Upon closing, Nanometrics has an immediate claim on the escrow for a number of shares equal to the Accent transaction costs that exceed $4.2 million, which is currently anticipated to be approximately $1.0 million, divided by the ten-day average closing price of Nanometrics common stock prior to submission of the claim. Nanometrics expects to file its claim in the first half of fiscal 2007.

If the Company had acquired Accent at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Year Ended
	December 30, 2006	December 31, 2005
Net revenues	$121,512	$112,417
Net loss	(25,321)	(3,738)
Net loss per share:
Basic	$(1.45)	$(0.22)
Diluted	$(1.45)	$(0.22)

Note 3.    Stock-Based Compensation

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

expense recognized in the Company’s consolidated statement of operations for the year ended December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate in 2006 of 14.4%, was based on historical forfeiture experience. In the Company’s pro forma information, required under SFAS No. 123 for the periods prior to 2006, the Company estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during fiscal 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

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

2006
Stock Options:
Expected life	4.5 years
Volatility	71.2%
Risk free interest rate	4.80%
Dividends	—
Employee Stock Purchase Plan:
Expected life	0.5 years
Volatility	42.0%
Risk free interest rate	3.49%
Dividends	—

The weighted average fair value per share of the stock options awarded in 2006 of $11.71 was based on the fair market value of the Company’s common stock on the grant dates.

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the Employee Stock Purchases under SFAS 123(R) in 2006 which was allocated as follows (in thousands):

Fiscal Year 2006
Cost of products	$354
Cost of service	305
Research and development	1,313
Selling	988
General and administrative	2,065

Stock-based compensation expense included in costs and expenses	5,025

Total stock-based compensation expense related to employee stock options and employee stock purchases	$5,025

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

The table below reflects pro-forma net income (loss) and basic and diluted net income (loss) per share for 2005 and 2004 as follows (in thousands except per-share amounts):

	Fiscal Year
	2005	2004
Net income (loss):
As reported(1)	$1,511	$3,699
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(2)	(4,865)	(5,304)

Pro forma net loss(3)	$(3,354)	$(1,605)

Basic net income (loss) per share:
As reported	$0.12	$0.30
Pro forma	$(0.26)	$(0.13)
Diluted net income (loss) per share:
As reported	$0.11	$0.28
Pro forma	$(0.26)	$(0.13)
Basic Shares:
As reported	12,760	12,320
Pro forma	12,760	12,320
Diluted Shares:
As reported	13,471	13,364
Pro forma	12,760	12,320

(1)	Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on SFAS No. 123.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

A summary of option activity under the Company’s stock option plans during 2006 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2005	1,979,761	2,570,758	$10.01
Shares added through 2005 Option Plan	389,726	—	—
Options assumed from the Accent Stock Option Plan	—	205,003	13.87
Exercised	—	(214,049)	6.08
Granted	(1,577,333)	1,577,333	11.71
Canceled	289,746	(312,239)	13.61

Outstanding at December 30, 2006	1,081,900	3,826,806	$10.60	5.1	$2,049

Exercisable at December 30, 2006		1,806,357	$9.25	3.9	$2,048

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.91 as of December 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2006 was $1.0 million. The fair value of options vested was $5.5 million in 2006.

In connection with the acquisition of Accent Optical Technologies, Inc. in the third quarter of 2006 (Note 2), each outstanding stock option under the Accent Stock Option Plan was converted into an option to purchase shares of the Company’s common stock and, as a result, outstanding options to purchase 205,003 shares of the Company’s common stock were assumed. No further options may be granted under the Accent Stock Option Plan.

The following table summarizes significant ranges of outstanding and exercisable options as of December 30, 2006.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.49–$5.54	86,594	2.7	$3.73	86,594	$3.73
$5.70–$5.70	680,371	3.5	$5.70	680,371	$5.70
$6.33–$8.55	401,911	4.5	$7.74	303,729	$7.49
$8.69–$8.69	15,000	6.6	$8.69	0	$0.00
$8.89–$8.89	404,112	7.3	$8.89	61,095	$8.89
$9.17–$10.57	386,235	6.1	$9.92	62,722	$10.36
$11.32–$12.03	602,166	5.4	$11.87	219,477	$11.94
$12.29 -$13.65	671,900	5.9	$13.35	75,454	$12.67
$13.75–$16.10	389,117	5.6	$15.23	144,320	$14.54
$16.15–$29.20	189,400	2.0	$19.29	172,595	$19.48

$0.49–$29.20	3,826,806	5.1	$10.60	1,806,357	$9.25

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

As of December 30, 2006, total unrecognized compensation costs related to unvested stock options was $8.0 million, including $0.3 million related to the acquisition of Accent, which is expected to be recognized as compensation expense over a weighted average period of 2.1 years.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

Prior to 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. It was assumed no dividends would be declared. The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations were based on the following weighted-average assumptions:

	2005	2004
Stock Options:
Expected life	4.4 years	3.4 years
Volatility	87.0%	90.0%
Risk free interest rate	3.98%	2.87%
Dividends	—	—
Weighted average fair value	$8.31	$7.81

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	60.0%	90.0%
Risk free interest rate	1.4%	1.1%
Dividends	—	—
Weighted average fair value	$10.07	$10.46

Note 4.    Sale of Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.375% to 1.625% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. In 2006, there were no material gains or losses on the sale of such receivables. In 2006, $7.5 million of receivables were sold under the terms of the agreement. The Company did not sell any receivables under the terms of the agreement during 2005. There were no amounts due from the financial institution at December 30, 2006 and December 31, 2005.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Note 5.    Inventories

Inventories consist of the following (in thousands):

	At
	December 30, 2006	December 31, 2005
Raw materials and subassemblies	$16,996	$14,175
Work in process	9,835	5,021
Finished goods	20,982	6,460

Total inventories	$47,813	$25,656

Note 6.    Related Party Transactions

A member of the Company’s executive staff is a significant stockholder of a major supplier of assembly parts to the Company. Purchases of assembly parts from the related party were $5.1 million in 2006 and $2.6 million in 2005. Consulting services received from the related party were $0.7 million in 2006 and $0.8 million in 2005. The balance of amounts prepaid to the supplier was $0.3 million as of December 30, 2006. There was no prepayment balance as of December 31, 2005. Amounts due to the related party as of December 30, 2006 and December 31, 2005 were $0.2 million and $0.3 million, respectively.

Note 7.    Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	At
	December 30, 2006	December 31, 2005
Land	$16,477	$16,759
Building and improvements	28,385	28,453
Machinery and equipment	9,068	7,379
Furniture and fixtures	3,064	1,924

	56,994	54,515
Accumulated depreciation and amortization	(13,700)	(11,587)

Total property, plant and equipment, net	$43,294	$42,928

Depreciation expenses were incurred of $2.4 million, $2.2 million and $2.3 million for 2006, 2005 and 2004, respectively.

Note 8.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS No. 142, goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. In 2006, the Company recorded goodwill of $54.8 million as a result of the Company’s acquisitions of Soluris and Accent.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. On March 15, 2006, as a result of the Company’s acquisition of Soluris, the Company acquired a trademark with a value of $0.4 million with an indefinite life.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 30, 2006 and December 31, 2005 consist of the following (in thousands):

December 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology acquired in business combinations	$9,800	$607	$9,193
Customer relationships	15,700	1,373	14,327
Brand names	3,600	216	3,384
Patented technology	1,790	1,406	384
Backlog	3,131	2,846	285
Non-compete agreement	50	40	10
Other	250	250	—

Total	$34,321	$6,738	$27,583

December 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Patented technology	$1,790	$1,151	$639
Other	250	250	—

Total	$2,040	$1,401	$639

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which are amortized over one year. Amortization expense for developed technology acquired in a business combination, patented technology and backlog is included in cost of product sales whereas amortization expense for customer relationships, brand names and non-compete agreements is included in selling expense in the Company’s consolidated statements of operations. Total amortization expense was $5.3 million, $0.3 million and $0.4 million for fiscal 2006, 2005 and 2004, respectively.

The estimated future amortization expense as of December 30, 2006 is as follows (in thousands):

Fiscal Years
2007	$5,433
2008	4,881
2009	4,257
2010	3,675
2011	3,201
2012 and after	6,136

Total amortization	$27,583

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Note 9.    Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	At
	December 30, 2006	December 31, 2005
Accrued warranty	$4,349	$1,440
Accrued professional services	1,912	1,518
Other	2,120	911

Total other current liabilities	$8,381	$3,869

Note 10.    Debt Obligations

Debt obligations consist of the following (in thousands):

	At
	December 30, 2006	December 31, 2005
1996 working capital bank loan	—	47
2000 working capital bank loan	1,387	1,749
2006 equipment financing	420	—

Total	1,807	1,796
Current portion of debt obligations	(486)	(400)

Debt obligations	$1,321	$1,396

The 1996 working capital bank loan was obtained by the Company’s Japanese subsidiary and was collateralized by land and building in Japan. The loan was denominated in Japanese yen (¥5,600,000 at December 31, 2005) and carried interest at 3.4% per annum. The loan was paid off in May 2006.

The 2000 working capital bank loan was obtained by the Company’s Japanese subsidiary and is collateralized by land and building in Japan. The loan is denominated in Japanese yen (¥164,800,000 at December 30, 2006) and bears interest at 2.1% per annum. The loan is payable in quarterly installments with unpaid principal and interest due in November 2010.

The 2006 equipment financing was obtained by the Company’s subsidiary in the United Kingdom and is collateralized by the financed assets. The loan is denominated in British pound sterling (£214,368 at December 30, 2006) and bears interest at 5.53% per annum. The loan is payable in monthly installments with unpaid principal and interest due in November 2009.

The Company is not in breach of any restrictive covenants in connection with its debt.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

At December 30, 2006, future annual maturities of debt obligations were as follows (in thousands):

2007	486
2008	494
2009	489
2010	338

Total	$1,807

Note 11.    Line of Credit

In February 2007, the Company entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15 million. The instrument governing the facility includes certain financial covenants regarding net tangible worth. All borrowings under this credit line bear interest, at the Company’s election, at a per annum rate equal to the bank’s prime rate or at the Libor rate plus 2.25%. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property. Although the Company has no current plans to request advances under this credit facility, it may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of the Company’s business.

During the second quarter 2006, the Company paid off and did not renew its revolving line of credit with a Japanese bank. This revolving line of credit was an unsecured line of credit whereby the Company could borrow up to ¥400 million. As of December 31, 2005, outstanding borrowings were ¥140 million, or approximately $1.19 million translated at the spot rate effective as of December 31, 2005.

Note 12.    Commitments and Contingencies

The Company leases facilities and certain equipment under noncancellable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2006, 2005, and 2004 was approximately $1.0 million, $0.4 million and $0.3 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

2007	$1,506
2008	628
2009	130
2010	61
2011	4
Thereafter	—

Total	$2,329

Pursuant to a 1998 agreement, if Nanometrics’ Chairman of the Board, Vincent J. Coates, is involuntarily removed from his position, the Company is required to continue his salary and related benefits for a period of five years from such date.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Pursuant to a 1998 agreement, if Nanometrics’ President and Chief Executive Officer, John D. Heaton, is involuntarily removed from his position, the Company is required to continue his salary and related benefits for a period of one year from such date.

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe a Nova patent and seeks a preliminary and permanent injunction against their sale and unspecified damages. On December 1, 2006, the District Court issued a “Markman” ruling which, we believe, was favorable to our case, finding, among other things, that the phrase “wafer transfer means” – which is contained in all patent claims asserted by Nova – restricts Nova’s patent claims to apply only to products used with a “water track” or its equivalents. Our integrated metrology products do not incorporate any water track. Markman hearings, also known as claim construction hearings, are held to determine the scope and meaning of the patent claims prior to the commencement of trial.

In late March 2006, we filed suit against Nova in the United States District Court for the Northern District of California. The complaint alleges that certain of Nova’s products sold in the U.S. infringe intellectual property rights of Nanometrics. Nova’s motion for a stay pending completion of the re-examination process of the patent in the lawsuit by the U.S. Patent & Trademark Office was granted by the Court.

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

Note 13.    Stockholders’ Equity

Preferred and Common Stock

Nanometrics was incorporated in California in 1975. On September 29, 2006, the Company was reincorporated in the State of Delaware. As part of the reincorporation, each outstanding share of the California corporation, no par value common stock, was converted automatically to one share of the new Delaware corporation, $0.001 par value common stock. The authorized capital stock of Nanometrics consists of 47,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Stock Option Plans

Options to acquire common stock generally vest at a rate of 33.3% upon each anniversary of the stock option grant, and generally expire between five and seven years from the date of grant. The Nanometrics option plans are as follows:

Plan Name	Participants	Shares Authorized
2005 Equity Incentive Plan	Employees and consultants	1,589,726
2002 Nonstatutory Stock Option Plan	Employees and consultants	1,200,000
2000 Employee Stock Option Plan	Employees and consultants	2,450,000
2000 Director Stock Option Plan	Non-employee directors	250,000
1991 Stock Option Plan	Employees and consultants	3,000,000
Accent Stock Option Plan	Employees and consultants	205,003

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

See Note 3 above for information on option activity in 2006.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Nanometrics has reserved 558,083 authorized shares under the ESPP for issuance in future periods. Shares issued under the ESPP were 71,432 in 2006 at a weighted average price of $9.38, 61,153 in 2005 at a weighted average price of $10.07 and 59,332 in 2004 at a weighted average price of $10.46.

Note 14.    Merger Termination

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

Note 15.    Asset Impairment and Disposition

During the quarter ended July 2, 2005, Nanometrics recorded an asset impairment charge of $2.2 million related to certain assets of the flat panel display (“FPD”) business unit. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company should assess the recoverability of assets when events become known which would indicate potential impairment. The Company evaluated the estimated future

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

cash flows of the FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset group in excess of the associated discounted future cash flows. Accordingly, the Company recorded an asset impairment charge during the second quarter of 2005.

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

Note 16.    Income Taxes

Income (loss) before provision (credit) for income taxes consists of the following (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Domestic	$(14,258)	$9,265	$3,255
Foreign	(8,060)	(7,536)	870

Income (loss) before income taxes	$(22,318)	$1,729	$4,125

The provision (credit) for income taxes consists of the following (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Current:
Federal	$—	$(34)	$(320)
State	20	37	4
Foreign	94	215	742

	114	218	426

Deferred:
Federal	(437)	—	—
State	—	—	—
Foreign	—	—	—

	(437)	—	—

Provision (credit) for income taxes	$(323)	$218	$426

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At
	December 30, 2006	December 31, 2005
Deferred tax assets – current:
Reserves and accruals not currently deductible	$10,181	$3,689
Capitalized inventory costs	1,792	1,360

Total gross deferred tax assets – current	11,973	5,049
Valuation allowance	(11,973)	(5,049)

Total net deferred tax assets – current	$—	$—

Deferred tax assets (liabilities) noncurrent:
Tax credit carryforwards	$6,054	$5,518
Depreciation	(2,287)	(2,256)
Reserves and accruals	3,844	1,916
Intangible assets	(2,173)	1,762
Net operating loss carryforwards	6,792	406
Translation adjustments	—	161

Total net deferred tax assets (liabilities) – noncurrent	12,230	7,507
Valuation allowance	(14,078)	(7,507)

Total net deferred tax assets (liabilities) – noncurrent	$(1,848)	$—

As of December 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19.1 million, which expire after 2023. Of the federal net operating loss carryforwards, $1.1 million relate to stock options and will be credited to additional paid-in-capital when realized.

As of December 30, 2006, the Company had available for carryforward research and experimental tax credits, minimum tax credits and foreign tax credits for federal income tax purposes of $3.2 million, $0.3 million and $0.9 million respectively. Federal credit carryforwards begin to expire after 2007.

As December 30, 2006, the Company had available for carryforward state research and experimental tax credits of $2.4 million. State research and experimental tax credits carryforward indefinitely.

During the years ended December 30, 2006 the valuation allowance increased by $13.5 million and $0.2 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes consist of the following (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Income taxes computed at U.S. statutory rate	$(7,588)	$605	$1,139
State income taxes	20	37	3
Foreign tax provision higher than U.S. rates	79	300	131
Change in valuation allowance	7,195	(655)	(1,226)
Tax credits	(199)	(197)	—
Other, net	170	128	379

Provision (credit) for income taxes	$(323)	$218	$426

Note 17.    Bonus Plans

The Company incurred $2.0 million and $1.2 million in 2005 and 2004, respectively, under a Company-wide formal discretionary cash bonus plan, which covers all eligible employees. There was no expense under the Company-wide formal discretionary cash bonus plan for 2006.

Note 18.    Major Customers

In 2006, three customers, Applied Materials, Samsung and Hynix represented 20.1%, 14.3% and 13.5% of the Company’s total net revenues, respectively. In 2005, three customers, Applied Materials, Samsung and Ebara represented 20.6%, 15.9% and 12.5% of the Company’s total net revenues, respectively. In 2004, sales to Applied Materials accounted for 21.4% and sales to Samsung accounted for 14.7% of total net revenues.

At December 30, 2006, no customer accounted for more than 10% of total accounts receivable. At December 31, 2005, one customer accounted for 31.4% of total accounts receivable.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Note 19.    Product, Segment and Geographic Information

The Company’s operating divisions consist of geographically based entities in the United States, Europe, Japan, South Korea and Taiwan. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, the Company operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Total net revenues:
United States	$44,479	$23,520	$19,707
Japan	16,810	18,419	20,685
South Korea	11,909	17,873	13,473
Taiwan	5,158	7,716	8,130
Europe	9,589	1,031	1,400
All other	8,429	1,984	6,536

Total net revenues*	$96,374	$70,543	$69,931

*	Net revenues are attributed to countries based on the customer’s deployment and service locations of systems.

	At
	December 30, 2006	December 31, 2005
Long-lived tangible assets:
United States	$37,079	$37,622
Japan	2,300	2,391
Europe	708	4,333
South Korea	5,095	4,333
Taiwan	97	23

Total long-lived assets	$45,279	$44,369

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

The Company’s product lines differ primarily based on the environment the systems will be used in. Automated systems are used primarily in high-volume production environments. Integrated systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Revenues by product type were as follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Automated systems	$56,114	$37,861	$40,545
Integrated systems	24,522	23,151	21,602

Total product revenues	$80,636	$61,012	$62,147

Note 20.    Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the year ended December 30, 2006 and December 31, 2005 (in thousands, except per share amounts):

	Quarters Ended
	Dec. 30, 2006	Sep 30, 2006	July 1, 2006	Apr. 1, 2006
Total net revenues	$24,917	$29,091	$23,398	$18,968
Gross profit	5,141	9,712	8,660	8,525
Loss from operations(a)	(12,029)	(5,793)	(2,648)	(1,655)
Net loss(a)	(12,083)	(6,566)	(2,156)	(1,322)
Net loss per share:
Basic and diluted(a)	$(0.69)	$(0.39)	$(0.16)	$(0.10)
Shares used in per share computations:
Basic and diluted	17,622	16,573	13,088	13,018

	Dec. 31, 2005	Oct 1, 2005	July 2, 2005	Apr. 2, 2005
Total net revenues	$14,225	$14,231	$18,736	$23,350
Gross profit	6,594	5,368	7,665	11,045
Income (loss) from operations	(2,504)	(3,666)	4,826	2,725
Net income (loss)	(2,060)	(3,403)	4,488	2,484
Net income (loss) per share:
Basic	$(0.16)	$(0.26)	$0.36	$0.20
Diluted	$(0.16)	$(0.26)	$0.34	$0.18
Shares used in per share computations:
Basic	12,981	12,854	12,629	12,575
Diluted	12,981	12,854	13,374	13,455

(a)	Includes charges of $1.6 million, $1.4 million, $1.1 million and $0.9 million of stock-based compensation for the quarters ended December 30, 2006, September 30, 2006, July 1, 2006 and April 1, 2006, respectively.

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under “Report of Management on Internal Control Over Financial Reporting,” our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting was designed to provide reasonable, not absolute, assurance regarding the integrity, reliability and fair presentation of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We acquired Soluris Inc. on March 15, 2006, and Accent Optical Technologies, Inc. on July 21, 2006, respectively. These acquisitions increased our global presence, and our management deemed that it would not be cost effective to include certain internal controls of the acquired entities, as the controls would change based upon management’s integration plans. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls of Soluris Inc., which was acquired on March 15, 2006, and did not include certain internal controls of Accent Optical Technologies, Inc., which was acquired on July 21, 2006, both of which are included in the consolidated balance sheets of Nanometrics Incorporated as of December 30, 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. Soluris Inc. and Accent Optical Technologies, Inc. constituted 16% of total assets as of December 30, 2006, and 27% of total revenues for the year then ended.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of December 30, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006, has been audited by BDO Seidman LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

The material weaknesses that existed in our internal controls in our Japan operations for the year ended December 31, 2005 resulted in changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 30, 2006.

During the year ended December 30, 2006, we took the following steps to remediate the material weakness described above:

•	implemented our fully integrated enterprise resource planning system, or ERP, at our Japan location to increase the efficiency of our business and financial processes, effective as of January 1, 2006,

•	added Japanese financial personnel with experience in US GAAP reporting requirements during our second and third fiscal quarters,

•	increased oversight and monitoring of accounting procedures and review of our Japanese operations during our second and third fiscal quarters,

•	increased operating controls surrounding the movement of service parts inventory during our third and fourth fiscal quarters,

•	enhanced segregation of duties within the existing enterprise resource planning system during our second and third fiscal quarters.

Based on our testing of these enhanced procedures, in the quarter ended December 30, 2006, management determined that as of December 30, 2006, we have remediated the material weakness in internal control over financial reporting and the controls are now operating effectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nanometrics Incorporated

Milpitas, California

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, that Nanometrics Incorporated maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nanometrics Incorporated management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provides reasonable assurance regarding prevention or timely detection of material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls of Soluris Inc., which was acquired on March 15, 2006, and did not include certain internal controls of Accent Optical Technologies, Inc., which was acquired on July 21, 2006, both of which are included in the consolidated balance sheet of Nanometrics Incorporated as of December 30, 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. Soluris Inc. and Accent Optical Technologies, Inc. constituted 16% of total assets as of December 30, 2006, and 27% of total revenues for the year then ended. Management did not assess the effectiveness of certain internal control over financial reporting of Soluris Inc. and Accent Optical Technologies, Inc. because of the timing of the acquisitions as well as management plans on integration. Our audit of internal control over financial reporting of Nanometrics Incorporated also did not include an evaluation of the internal control over financial reporting of Soluris Inc. and Accent Optical Technologies Inc.

In our opinion, management’s assessment that Nanometrics Incorporated maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Nanometrics Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nanometrics Incorporated as of December 30, 2006 and December 31, 2005, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended December 30, 2006, and our report dated March 14, 2007 expressed an unqualified opinion thereon.

San Francisco, California

March 14, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2006.

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

Schedule	Page
II – Valuation and Qualifying Accounts	90

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Exhibits.

The following exhibits are filed or incorporated by reference with this Annual Report on Form 10-K:

Exhibit No.	Description
2	Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1(1)	Agreement and Plan of Merger and Reorganization dated January 25, 2006, as amended, by and among the Registrant, Alloy Merger Corporation, Accent Optical Technologies, Inc., and, solely with respect to Article IX, Sanford S. Wadler

3.(i)	Certificate of Incorporation

3.1(2)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1(3)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2(4)	Registrant’s 1991 Stock Option Plan, as amended effective May 15, 1997, and form of Stock Option Agreement

10.3(5)	Amendment to and Restatement of Salary Reduction Agreement between Vincent J. Coates and the Registrant dated as of April 16, 1998

10.4(6)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.5(6)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

Exhibit No.	Description
10.6(7)	Registrant’s 2002 Nonstatutory Stock Option Plan and form of Stock Option Agreement

10.7(8)	Registrant’s 2003 Employee Stock Purchase Plan

10.8(9)	Registrant’s 2005 Equity Incentive Plan

10.9(9)	Employment Agreement between Douglas McCutcheon and the Registrant dated September 27, 2005

10.10(2)	Agreement between John D. Heaton and the Registrant dated as of October 4, 2006

All Other Material Contracts

10.11(10)	Loan Agreement between Japan Development Bank and Nanometrics Japan k.k.

10.12(5)	Lease Agreement by and between University Housing Corp. and the Registrant dated February 2, 2001, as amended

14	Code of Ethics

14(11)	Registrant’s Code of Business Conduct and Ethics

21	Subsidiaries

21	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

24	Power of Attorney (see page 89)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of John D. Heaton, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Douglas J. McCutcheon, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of John D. Heaton, principal executive officer of the Registrant, and Douglas J. McCutcheon, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Annex A of the Registrant’s Registration Statement on Form S-4/A (File No. 333-133033) filed June 12, 2006
(2)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2006
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006
(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997
(5)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K filed on March 23, 2005
(6)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000

(7)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-101137) filed on November 12, 2002
(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-108474) filed on September 3, 2003
(9)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K filed March 24, 2006
(10)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K filed April 1, 1998
(11)	Incorporated by reference to Exhibit 14 filed with the Registrant’s Annual Report on Form 10-K filed April 1, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant on the 15th day of March, 2007 in the capacities indicated.

Signature	Title

/S/ JOHN D. HEATON John D. Heaton	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon	Chief Financial Officer (Principal Financial Officer)

/S/ QUENTIN B. WRIGHT Quentin B. Wright	Chief Accounting Officer (Principal Accounting Officer)

/S/ VINCENT J. COATES Vincent J. Coates	Chairman of the Board of Directors

/S/ STEPHEN SMITH Stephen Smith	Director

William G. Oldham	Director

/S/ EDMOND R. WARD Edmond R. Ward	Director

/S/ J. THOMAS BENTLEY J. Thomas Bentley	Director

/S/ BRUCE C. RHINE Bruce C. Rhine	Director

SCHEDULE II

NANOMETRICS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Balance assumed through acquisitions	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 30, 2006	$592	$355	$—	$106	$841
December 31, 2005	$603	$—	$—	$11	$592
January 1, 2005	$576	$—	$27	$—	$603