Form 10-K/A
period 2006-12-30
NANOMETRICS INC
filed 2007-04-30
CIK 704532

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

The number of shares of the Registrant’s common stock outstanding as of April 24, 2007 was 18,153,099.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 30, 2006 that we previously filed with the Securities and Exchange Commission on March 15, 2007. In accordance with General Instruction G to the Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was omitted from our Form 10-K as filed and was to be incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders. Since we will not in fact file our proxy statement within 120 days from the end of our fiscal year, we are filing this Amendment No. 1 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Nanometrics as of April 25, 2007:

Name	Age	Position
Vincent J. Coates	82	Chairman of the Board and Secretary

J. Thomas Bentley	57	Director

William G. Oldham, Ph.D.	68	Director

Stephen J Smith, Ph.D.	60	Director

Edmond R. Ward, Ph.D.	67	Director

Bruce C. Rhine	49	Interim President and Chief Executive Officer, Chief Strategy Officer and Director

Bruce A. Crawford	54	Chief Operating Officer

Quentin B. Wright	50	Interim Chief Financial Officer, Chief Accounting Officer

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

J. Thomas Bentley has served as a director since April 2004. Mr. Bentley served as a Managing Director at SVB Alliant (formerly Alliant Partners), a mergers and acquisitions firm, since he co-founded the firm in 1990 until October 2005. Mr. Bentley currently serves on the board of directors of Rambus, Inc., a technology licensing company. Mr. Bentley holds a B.A. degree in Economics from Vanderbilt University and a Masters of Science in Management from the Massachusetts Institute of Technology.

William G. Oldham, Ph.D. has served as a director since June 2000. Since 1964, Dr. Oldham has been a faculty member at the University of California at Berkeley and, from 1996 until 2005, served as the Director of the DARPA/SRC Research Network for Advanced Lithography. He serves on the board of directors of Cymer, Inc., a supplier of light sources for deep ultraviolet photolithography systems. Dr. Oldham holds B.S., M.S. and Ph.D. degrees from the Carnegie Institute of Technology.

Stephen J Smith, Ph.D. has served as a director since April 2004. Dr. Smith has been a professor in the Department of Molecular and Cellular Physiology at the Stanford University School of Medicine since 1989. Dr. Smith holds a B.A. degree from Reed College and a Ph.D. from the University of Washington.

Edmond R. Ward, Ph.D. has served as a director since July 1999. Since January 2002, Mr. Ward has served as Chief Technical Officer of Unity Semiconductor Corporation, a semiconductor design and manufacturing company. Since April 1999, Mr. Ward has been a General Partner of Virtual Founders, a venture capital firm. Dr. Ward holds BSEE and Ph.D. degrees from Purdue University and a MSEE from Stanford University.

Bruce C. Rhine has served as our Chief Strategy Officer and as a director since July 2006 and as interim President and Chief Executive Officer since March 2007. From August 2000 to July 2006, Mr. Rhine served as Chairman and Chief Executive Officer of Accent Optical Technologies, Inc. Mr. Rhine holds a B.S. degree in Chemical Engineering and an M.B.A. in Finance from Pennsylvania State University.

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

Quentin B. Wright has served as our Interim Chief Financial Officer since April 2007 and as Chief Accounting Officer since April 2005. From November 2003 until April 2005, Mr. Wright provided financial consulting services for various technology clients in Silicon Valley. From May 1999 until November 2003, Mr. Wright served as Director of Accounting of Adaptec, Inc., a manufacturer of storage access solutions. Mr. Wright holds a B.S. degree in Business Administration from Oregon State University.

Audit Committee and Audit Committee Financial Expert

Nanometrics has established a standing Audit Committee which is composed of J. Thomas Bentley, William G. Oldham and Edmond R. Ward. Each of the members of the Audit Committee is independent as that term is defined under the applicable SEC Rules and NASDAQ Global Stock Market listing standards. Our board has determined that each member of the Audit Committee is able to read and understand financial statements. Further, the Board has determined that Mr. Bentley, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ Global Market. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish Nanometrics with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, we believe that during the fiscal year ended December 30, 2006, our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all officers and employees. We post our code of business conduct and ethics on our website at www.nanometrics.com. We intend to disclose any amendment to the provisions of the code of business conduct and ethics that apply specifically to officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by SEC Rules or the NASDAQ Global Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation/Stock Option Committee (the “Compensation Committee”) acts on behalf of the Board of Directors and, by extension, the stockholders of the Company to establish, implement and continually monitor adherence with the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the Company’s executive officers is competitive and consistent with the Company’s compensation philosophy and the Compensation/Stock Option Committee’s charter, a copy of which maybe obtained on the Company’s website at www.nanometrics.com. The Compensation Committee relies upon Company employees and outside compensation consultants to provide information and recommendations to establish specific compensation packages for executives.

Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to align executives’ interest with that of the stockholders in terms of producing long-term enhanced stockholder value. The Compensation Committee also recognizes that competitive compensation is critical to the Company’s ability to attract and retain superior employees in key positions.

Accordingly, the Compensation Committee’s principal objectives are: (1) to develop and approve compensation packages that will attract and retain key executive talent; (2) to reward and motivate these individuals to achieve short-term and long-term corporate objectives that enhance stockholder value; and (3) link executive compensation to the achievement of financial, management or other performance goals; and (4) to support the Company’s culture and core values, by promoting equity among the executive team and competitiveness vis-a-vis external opportunities. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, includes both cash and stock-based compensation and a component of annual compensation is linked to performance of individual executives as well, as Company-wide performance.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all employees.

The Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer whose performance is reviewed by the Board of Directors). The Compensation Committee decisions are based in part, on these annual performance reviews, including with respect to salary adjustments, annual bonus amounts and annual stock option grants. The Compensation Committee can exercise its discretion in modifying any recommendations of the Chief Executive Officer and has done so in the past.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s overall executive compensation in order to motivate executives to achieve the business goals set by the Company; to reward the executives for achieving such goals; and to make the Company attractive from a compensation standpoint when compared to its peers. In order to aid the Compensation Committee in obtaining its objectives, the Compensation Committee engaged an outside human resources consulting firm and various other individual human resource consultants to provide it with information and recommendations with respect to compensation matters.

In making compensation decisions, the Compensation Committee analyzes data and suggestions from its consultants, including data on the compensation peer group of publicly-traded and privately-held semiconductor equipment manufacturing companies, as well as the Company’s human resources department. This peer group consists of companies against which the Compensation Committee believes the Company must compete for talent and for stockholder investment. The companies that currently comprise the peer group are various semiconductor equipment and materials industry companies of similar size as follows:

ADE Corporation	Advanced Energy Industries
Asyst	Axcelis Technology
Cabot Microelectronics	Cohu
Credence Systems	FEI Company
LTX Corporation	Mattson Technology
Rudolph Technologies	Therma-Wave
Ultra Clean Holdings	Ultratech
Veeco Instruments	Zygo Corporation

Data on the compensation practices of the above-mentioned peer group generally is gathered through searches of publicly available information, including publicly available databases. Publicly available information does not typically include information regarding target cash compensation, so we rely upon compensation surveys to benchmark target cash compensation levels against the above peer group. Peer group data is gathered with respect to base salary, bonus targets and all equity awards, including stock options. It does not include deferred compensation benefits or generally available benefits such as 401(k) plans or health care coverage.

Nanometrics’ goal is to target base pay at the 60th to 75th percentile among its peer group and total cash compensation at the market’s 65th percentile. However, in determining base salary, the Compensation Committee also considers other factors such as job performance, skill set, prior experience, the executive’s time in his or her position and/or with Nanometrics, internal consistency regarding pay levels for similar positions or skill levels with the Company, external pressures to attract and retain talent, and market conditions generally. Positioning base pay at the 60th to 75th percentile of peer companies aids Nanometrics in controlling fixed costs. Targeting total compensation at the 65th percentile, and therefore providing higher incentive compensation opportunity, rewards exceptional goal achievement and allows total compensation to be more competitive as a whole, while taking into account business cyclicality. Base pay and target cash compensation are analyzed by management to determine variances to our compensation targets using the combination of publicly available information and survey data as described above.

The Company competes with many larger companies for top executive-level talent. As such, the Committee generally sets compensation for its executive officers within a competitive range of compensation paid to similarly situated executives of the companies comprising the peer group. The Committee’s process also includes an evaluation of the Company’s overall performance as well as the individual performance of its executive officers. That evaluation is taken into account when determining cash bonuses and salary adjustments.

2006 Executive Compensation Components

For the fiscal year ended December 30, 2006, the principal components of compensation for named executive officers were:

•	Base salary;

•	Cash bonus;

•	Stock option grants;

•	Retirement and other benefits; and

•	Perquisites and other personal benefits.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on their position and responsibility. Base salary ranges are designed to be competitive with the salaries paid to high tech executives of similarly-sized companies in the Company’s peer group. During its review of base salaries for executives, the Compensation Committee primarily considers:

•	the salaries of executive officers in similar positions at comparably-sized peer companies;

•	the Company’s financial performance over the past year based upon revenues and operating results including profitability; and

•

the individual’s performance of the executive officer’s duties and areas of responsibility as evaluated by the Chief Executive Officer (except in the case of the Chief Executive Officer whose performance is evaluate by the Board of Director’s.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Stock price performance has not been a factor in determining annual base salary compensation because the price of the Company’s common stock is subject to a variety of factors outside our control.

Cash Bonus

The Compensation Committee also approves cash bonuses awarded to certain executive officers. The Compensation Committee views such bonuses as an integral part of its performance based compensation program. Such bonuses are based on the Company’s profits and are determined as a percentage of the officer’s salary.

Stock Option Grants

Grants under our Stock Option Plans enable the Company to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions within the Company and are granted at the Compensation Committees’ regularly scheduled and special meetings throughout the year. Management recommends that the Compensation Committee approve grants to newly hired or promoted executives, at the first meeting following their hire or promotion. Management recommends to the Compensation Committee that newly hired executive officers who are eligible to receive options are awarded such options at the next regularly scheduled Compensation Committee meeting following their hire date, unless the Compensation Committee has acted previously to approve their grants.

Options are awarded at the closing price of the Company’s common stock on the date of the grant. The Committee has never granted options with an exercise price that is less than the closing price of the Company’s common stock on the grant date.

The majority of the options granted by the Compensation Committee vest at a rate of 33 1/3% per year over the first three years of the seven-year option term. Vesting ceases upon termination of employment and, except in the case of death (subject to a one year limitation), disability or retirement and the vested stock options may generally be exercised for 90 days following the date of termination. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Retirement and Other Benefits

All employees in the United States, including the executive officers, are eligible to participate in the Company’s 401(k) plan, medical, dental and vision insurance, employee stock purchase plan, as well as the Company’s life and disability insurance policy.

Perquisites and Other Personal Benefits

The Company provides named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

The former Chief Executive Officer, Mr. Heaton was provided use of a company automobile and participation in the plans and programs described above. In addition, Mr. Heaton had access to a golf club membership sponsored by the Company, as does Mr. Coates.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 30, 2006, are included in column (i) of the “Summary Compensation Table on page 8.

Change of control; severance Benefits

The Company has entered into Change of Control Severance Agreements with certain key employees, including certain of the named executive officers. The Change of Control Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is described below.

•

Pursuant to the terms of an agreement between the Company and Vincent J. Coates, the Chairman of the Board of the Company, dated May 1, 1985, as amended and restated in August 1996 and April 1998, the Company is obligated to continue to pay Mr. Coates his salary and benefits for five years from the date of his resignation in the event Mr. Coates is required to resign as Chairman of the Board under certain circumstances, including a change of control.

The Company had previously entered into an agreement with Mr. Heaton pursuant to which the Company expects to pay Mr. Heaton his annual salary for one year following the date of his termination.

The Company had Previously entered into an agreement with Douglas J. McCutcheon pursuant to which the Company expects to pay Mr. McCutcheon his annual salary for the (1) year following the date of his termination.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).

Compensation of Executive Officers

The following table sets forth the compensation paid by Nanometrics during the past fiscal year to (i) the chief executive officer, (ii) the chief financial officer, and (iii) each of the three most highly compensated executive officers (or such lesser number of executive officers as Nanometrics may have) of Nanometrics not serving as chief executive officer and (iv) up to an additional two individuals that would have been included under item (iii) but for the fact that the individuals were not serving as executive officers as of December 30, 2006, all of whom are collectively referred to as the “Named Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Bruce C. Rhine Interim President and Chief Executive Officer, Chief Strategy Officer and Director	2006	115,681	—	—	192,474	—	6,250	(3)	314,405

John D. Heaton (4) Former President and Chief Executive Officer	2006	375,027	202,125	—	618,520	—	57,102	(5)	1,252,774

Douglas J. McCutcheon, (6) Former Executive Vice President, Finance and Administration and Chief Financial Officer	2006	285,000	119,700	—	—	—	—		404,700

Quentin B. Wright Interim Chief Financial Officer, Chief Accounting Officer	2006	205,661	—	—	88,350	—	—		294,011

Vincent J. Coates Chairman of the Board and Secretary	2006	204,800	—	—	—	—	—		204,800

Roger Ingalls, Jr. (7) Former Senior Vice President of Standalone Sales	2006	274,975	88,286	—	—	—	111,013	(8)	474,274

(1)	Representing bonuses and/or commissions paid to the Named Officers.
(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the aggregate fair value of stock options granted for financial statement reporting purposes in 2006, as determined pursuant to SFAS 123R. The assumptions used to calculate the value of option awards are set forth under Note 1 of the Notes to Consolidated Financial Statements included in Nanometrics’ Annual Report on Form 10-K for fiscal 2006 filed with the SEC on March 15, 2007.
(3)	Representing payment to Mr. Rhine of $6,250 for an auto allowance.
(4)	Mr. Heaton’s employment with the Company terminated on March 26, 2007.
(5)	This amount consists of $36,715, $12,887 and $7,500, respectively, for accrued vacation, use of a Company car and a golf club membership to Mr. Heaton.
(6)	Mr. McCutcheon’s employment with the Company terminated on April 24, 2007.
(7)	Mr. Ingalls employment with the Company terminated on August 4, 2006.
(8)	This amount consists of $111,013 severance paid to Mr. Ingalls following his employment termination.

Stock Options Granted in the Fiscal Year Ended December 30, 2006

The following table sets forth information with respect to stock options granted during the fiscal year ended December 30, 2006 to each of the Named Officers.

GRANTS OF PLAN-BASED AWARDS

For Fiscal Year 2006

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		Estimated Possible Payouts Under Equity Incentive Plan Award			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Threshold (#)	Target (#)	Maximum (#)
Bruce C. Rhine(1)	7/24/2006	—	—	—	—	—	—	13,014	8.89	68,974
	11/30/2006	—	—	—	—	—	—	25,000	8.55	123,500

John D. Heaton	5/24/2006	—	—	—	—	—	—	100,000	10.23	618,520

Douglas J. McCutcheon	—	—	—	—	—	—	—	—	—	—

Quentin B. Wright	7/5/2006	—	—	—	—	—	—	15,000	9.87	88,350

Roger Ingalls, Jr.	—	—	—	—	—	—	—	—	—	—

(1)	In connection with the acquisition of Accent Optical Technologies, Inc. on July 21, 2006, we also assumed 84,942 stock options to purchase Nanometrics common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Officers at the end of the fiscal year which ended December 30, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Bruce C. Rhine	—	84,942	15.98	1/25/2016	—	—
	—	13,014	8.89	7/24/2013	—	—
	—	25,000	8.55	11/30/2013	—	—

John D. Heaton	422,500	—	5.70	6/17/2010	—	—
	100,000	—	7.03	8/19/2010	—	—
	66,666	33,334	12.02	5/26/2011	—	—
	—	100,000	10.23	5/24/2013	—	—

Douglas J. McCutcheon	50,000	100,000	12.03	9/14/2012	—	—

Quentin B. Wright	16,666	33,334	11.52	4/15/2012	—	—
	—	15,000	9.87	7/5/2013	—	—

Roger Ingalls, Jr.	—	—	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the named executive officers during fiscal year 2006, which ended on December 30, 2006.

OPTION EXERCISES AND STOCK VESTED

For Fiscal Year 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce C. Rhine	—	—	—	—

John D. Heaton	—	—	—	—

Douglas J. McCutcheon	—	—	—	—

Quentin B. Wright	—	—	—	—

Roger Ingalls, Jr.	31,500	135,135	—	—

(1)	The value realized equals the difference between the option exercise price and the fair market value of Nanometrics common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

Compensation of Directors

Directors who are not also employees of Nanometrics receive an annual retainer fee of $15,000, plus $1,500 for each board meeting attended. The audit committee chairman and compensation committee chairman receive an incremental $8,000 and $3,000 annual retainer, respectively, for serving in such capacity and each committee member receives an additional $2,000 annual retainer. All Directors receive $1,500 for special board or committee meetings attended on site and $500 for telephonic meetings lasting greater than 30 minutes. Directors are also eligible to participate in the Company’s Directors’ Stock Option Plan whereby each Director receives a stock option award of 20,000 options upon election to the Board and 2,500 stock options at the beginning of each fiscal quarter thereafter. The following table shows compensation information for Nanometrics’ directors for fiscal year 2006.

DIRECTOR COMPENSATION

For Fiscal Year 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Option Awards (#)	All Other Compensation ($)(1)	Total ($)
Vincent J. Coates	—	—	—	—	9,563	9,563

J. Thomas Bentley	40,500	—	60,769	10,000	3,782	105,051

William G. Oldham	34,500	—	60,769	10,000	—	95,269

Bruce C. Rhine(2)	—	—	—	—	—	—

Stephen J Smith	30,500	—	60,769	10,000	—	91,269

Edmond R. Ward	38,500	—	60,769	10,000	339	99,608

John D. Heaton(2)	—	—	—	—	—	—

Norman V. Coates(3)	6,750	—	60,769	10,000	—	67,519

(1)	Representing (i) payment to Mr. Vincent Coates of $9,563 for golf club membership; (ii) payment to Mr. Bentley of $3,782 for board of directors corporate governance training course and travel; and (iii) payment to Mr. Ward of $339 for board of directors corporate governance training course and travel.
(2)	Compensation is shown in the Summary Compensation Table on page 8.
(3)	Mr. Norman Coates was a director until March 27, 2006.

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

In October 2006, Nanometrics entered into an agreement with John D. Heaton pursuant to which Nanometrics agreed to pay Mr. Heaton his annual salary of $404,250 for a period of twelve (12) months from the date that he is required or requested for any reason not involving good cause, including a change of control, to involuntarily relinquish his positions with Nanometrics as President, Chief Executive Officer and director. Mr. Heaton’s employment with Nanometrics terminated on March 26, 2007, and, pursuant to his agreement, the Company expects to pay Mr. Heaton his annual salary through March 26, 2008 and to provide twelve (12) months accelerated vesting with respect to his outstanding, unvested equity awards.

In September 2005, Douglas J. McCutcheon became Executive Vice President, Finance and Administration and Chief Financial Officer of Nanometrics. In connection with Mr. McCutcheon’s employment agreement, Nanometrics agreed to pay Mr. McCutcheon twelve (12) months of continued salary at his then-effective annual rate if Nanometrics terminates him for any reason other than for good cause, provided that Mr. McCutcheon executes a general release. Mr. McCutcheon’s employment with Nanometrics terminated on April 24, 2007 and the Company expects to pay Mr. McCutcheon his annual salary through April 24, 2008.

In March 1995, Nanometrics entered into an agreement with Roger Ingalls, Jr. pursuant to which Nanometrics agreed to pay Mr. Ingalls his annual salary (excluding bonuses) for a period of 120 days from the date he is terminated without cause.

The table below estimates amounts payable upon a separation as if the individuals were separated on December 30, 2006.

		Not in Connection with a Change of Control		In Connection with a Change of Control
Name	Benefit	Due to Disability or Termination Without Cause ($)	Due to Death ($)	Termination Without Cause, for Good Reason or Due to Disability or Death ($)
John D. Heaton	Severance pay	404,250	—	808,500
	Variable compensation payment	—	—	—
	Stock option vesting acceleration	182,655		594,647
	Health care benefits continuation	15,516	—	31,032
	Life insurance continuation	—	—	—

	Total value:	602,421	—	1,434,179

Vincent J. Coates	Severance pay	1,024,000	—	1,024,000
	Variable compensation payment	—	—	—
	Stock option vesting acceleration	—	—	—
	Health care benefits continuation	—	—	—
	Life insurance continuation	—	—	—

	Total value:	1,024,000	—	1,024,000

Douglas J. McCutcheon	Severance pay	285,000	—	—
	Variable compensation payment	—	—	—
	Stock option vesting acceleration	—	—	—
	Health care benefits continuation	—	—	—
	Life insurance continuation	—	—	—

	Total value:	285,000	—	—

Compensation/Stock Option Committee Interlocks and Insider Participation

Messrs. Edmond R. Ward, J. Thomas Bentley and Stephen J Smith served on the Compensation Committee during fiscal year 2006. No member of such Compensation Committee is or was at any time an officer or employee of Nanometrics or any of its subsidiaries. During fiscal year 2006, none of our executive officers served on the compensation committee or board of any other company whose executive officers serve as a member of our board or compensation committee.

COMPENSATION COMMITTEE REPORT

Compensation/Stock Option Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Members of the Compensation/Stock Option Committee

Edmond R. Ward, Chairman

J. Thomas Bentley

Stephen J Smith

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

All of the Company’s equity compensation plans except the 2002 Nonstatutory Stock Option Plan were approved by the Company’s shareholders. The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 30, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,070,965	$11.10	1,042,228
Equity compensation plans not approved by security holders(1)	755,841	$8.55	39,672

Total	3,826,806	$10.60	1,081,900

(1)	The material features of each plan adopted without the approval of security holders is set forth in Footnote 3 to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 30, 2006, and is incorporated by reference herein.

Nanometrics’ Principal Stockholders

The following table sets forth beneficial ownership of Nanometrics common stock as of April 13, 2007, by each director, by each of the executive officers, by all directors and executive officers as a group, and by all persons known to Nanometrics to be the beneficial owners of more than 5% of Nanometrics stock. Unless otherwise indicated, the address of each executive officer or director of Nanometrics is 1550 Buckeye Drive, Milpitas, CA 95035. As of the close of business on April 13, 2007, there were 18,153,099 shares of common stock outstanding.

	Amount and Nature of Beneficial Ownership(1) Shares
Name of Beneficial Owner – Principal Stockholders	Shares	Stock Options Exercisable within 60 days of 4/13/07	Total Shares Beneficially Owned	Percent of Class
Dimensional Fund Advisors LP (2)	1,102,900	—	1,102,900	6.0%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Peter M. Joost (3)	1,483,644	—	1,483,644	8.1%
c/o Joost Enterprises 555 California Street, Suite 5180 San Francisco, CA 94104
Royce and Associates, LLC (4)	1,190,400	—	1,190,400	6.5%
1414 Avenue of the Americas New York, NY 10019
The TCW Group (5)	1,848,639	—	1,848,639	10.1%
865 South Figueroa Street Los Angeles, CA 90017
Wasatch Advisors, Inc. (6)	1,070,543	—	1,070,543	5.9%
150 Social Hall Salt Lake City, UT 84111

	Amount and Nature of Beneficial Ownership(1) Shares
Name of Beneficial Owner – Directors and Officers	Shares	Stock Options Exercisable within 60 days of 4/13/07	Total Shares Beneficially Owned	Percent of Class
Vincent J. Coates(7)	3,376,154	—	3,376,154	18.6%
J. Thomas Bentley	7,083	19,999	27,082	*
William G. Oldham, Ph.D.	0	29,999	29,999	*
Bruce C. Rhine(8)	1,356,719	37,763	1,394,482	7.6%
Stephen J Smith, Ph.D.	0	19,999	19,999	*
Edmond R. Ward, Ph.D.	2,000	29,999	31,999	*
Bruce A. Crawford	40,845	24,813	65,658	*
Douglas J. McCutcheon	2,292	50,000	52,292	*
Quentin B. Wright	1,359	38,333	39,692	*
John D. Heaton	0	655,833	655,833	3.4%
Rajeev Mundhe(9)	8,545	9,689	18,234	*

All named officers and directors as a group (11 persons)	4,794,997	916,427	5,711,424	29.6%

*	Less than 1%.
(1)	As determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934.
(2)	According to a 13G/A filed with the SEC on February 9, 2007, Dimension Fund Advisors LP may be deemed to be the beneficial owner of 1,102,900 shares of common stock.
(3)	According to a Schedule 13G/A filed with the SEC on February 12, 2007, Peter M. Joost may be deemed to be the beneficial owner of 1,483,664 shares of common stock.
(4)	According to a Schedule 13G/A filed with the SEC on January 23, 2007, Royce & Associates, LLC may be deemed to be the beneficial owner of 1,190,400 shares of common stock.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2007, The TCW Group, Inc., may be deemed to be the beneficial owner of 1,848,639 shares of common stock.
(6)	According to a 13G/A filed with the SEC on February 15, 2007, Wasatch Advisors, Inc. may be deemed to be the beneficial owner of 1,070,543 shares of common stock.
(7)	Includes 3,376,154 shares of common stock held of record by the Vincent J. Coates Separate Property Trust, U/D/T dated August 7, 1981, for which Mr. Coates acts as trustee.
(8)	Includes (i) 2,926 shares held of record by Mr. Rhine, (ii) 12,910 shares held of record by Mr. Rhine and his spouse as joint tenants with rights of survivorship, (iii) 934,683 shares held of record by the Bruce Charles Rhine and Martha Hawn Rhine Family Trust and (iv) 406,200 shares held of record by the Rhine 2000 Children’s Trust. Mr. Rhine disclaims beneficial ownership with respect to the shares held by the Rhine 2000 Children’s Trust.
(9)	Mr. Mundhe resigned as Senior Vice President of Sales effective March 13, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Nanometrics’ policy towards Related Party Transactions requires that the Audit Committee review any transaction or series of transactions in excess of $50,000 in any year between Nanometrics, on the one hand, and an officer, director of 5% or greater stockholder, on the other. Nanometrics’ Chief Financial Officer has responsibility for bringing the facts concerning a proposed related party transaction to the Audit Committee. The policy permits approval only in the event of a finding that the transaction is on terms no less favorable than would have been obtained in an ordinary arms-length transaction with an independent third party.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees that we paid or expect to pay our independent registered public accounting firm, BDO Seidman, LLP for fiscal 2006 and 2005.

	Fiscal 2006	Percentage Pre-approved by Audit Committee	Fiscal 2005	Percentage Pre-approved by Audit Committee
Audit Fees (1)	$1,903,109	100%	$1,851,356	100%
Audit Related Fees(2)	162,220	100%	291,514	100%
Tax Fees(3)	—	100%	3,956	100%
All Other Fees	—	—	—	—

Total	$2,065,329		$2,146,826

(1)	Fees for audit services consist of:
•	Audit of our annual financial statements including management’s assessment of internal controls over financial reporting
•	Reviews of our quarterly financial statements
•	Restatement of annual and quarterly financial statements (fiscal 2005 only)
•	Statutory and regulatory audits, consents and other services
(2)	Fees for audit-related services billed in fiscal 2006 consisted of (i) consultations and due diligence related to our acquisition of Accent Optical Technologies, Inc. ($144,345) and (ii) consultation concerning financial accounting and reporting standards ($17,875). Fees for audit-related services billed in fiscal 2005 consisted of consultations and due diligence related to our withdrawn effort to merge with August Technology Corporation ($281,891), an amount that was subsequently reimbursed to us by August Technology Corporation) (ii) consultation concerning financial accounting and reporting standards ($9,623).
(3)	This figure relates to consultation concerning ex-patriot tax issues in fiscal 2005.

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

Audit Committee Pre-Approval Policy

Pursuant to our audit committee charter, our audit committee must pre-approve all audit and non-audit services, and the related fees, provided to us by our independent auditors, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible under the Exchange Act or the rules of the Securities and Exchange Commission. Accordingly, the audit committee pre-approved all services and fees provided by BDO Seidman, LLP during the year ended December 30, 2006 and has concluded that the provision of these services is compatible with the accountants’ independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K/A:

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Bruce C. Rhine, interim principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Quentin B. Wright, interim principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Bruce C. Rhine, interim principal executive officer of the Registrant, and Quentin B. Wright, interim principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007

NANOMETRICS INCORPORATED

By:	/s/ Quentin B. Wright
Quentin B. Wright
Interim Chief Financial Officer