Form 10-Q
period 2007-03-31
NANOMETRICS INC
filed 2007-05-10
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of April 24, 2007, there were 18,153,099 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$9,202	$7,957
Accounts receivable, net of allowances of $758 and $841, respectively	28,114	24,888
Inventories	39,058	43,601
Prepaid expenses and other	3,859	3,639

Total current assets	80,233	80,085
Property, plant and equipment, net	42,756	43,294
Goodwill and indefinite-lived intangible assets	55,217	55,217
Intangible assets, net	26,034	27,583
Other assets	1,595	1,985

Total assets	$205,835	$208,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,034	$9,155
Accounts payable to related party	676	181
Accrued payroll and related expenses	4,872	5,227
Deferred revenue and product margin	6,603	6,239
Other current liabilities	7,287	8,381
Income taxes payable	565	695
Current portion of debt obligations	492	486

Total current liabilities	31,529	30,364
Deferred income taxes	1,848	1,848
Debt obligations	1,198	1,321

Total liabilities	34,575	33,533

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or authorized	—	—
Common stock, $0.001 par value; 47,000,000 shares authorized; 18,152,099 and 18,141,589, respectively, outstanding	18	18
Additional paid-in capital	183,387	182,096
Accumulated deficit	(14,520)	(9,909)
Accumulated other comprehensive income	2,375	2,426

Total stockholders’ equity	171,260	174,631

Total liabilities and stockholders’ equity	$205,835	$208,164

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net revenues:
Products	$32,526	$15,972
Service	4,589	2,996

Total net revenues	37,115	18,968
Costs and expenses:
Cost of products	18,130	7,909
Cost of service	5,829	2,534
Research and development	4,586	2,528
Selling	6,267	3,102
General and administrative	6,993	4,550

Total costs and expenses	41,805	20,623

Loss from operations	(4,690)	(1,655)
Other income (expense):
Interest income	23	332
Interest expense	(39)	(13)
Other, net	119	35

Total other income (expense), net	103	354

Loss before income taxes	(4,587)	(1,301)
Provision for income taxes	24	21

Net loss	$(4,611)	$(1,322)

Net loss per share:
Basic	$(0.26)	$(0.10)

Diluted	$(0.26)	$(0.10)

Shares used in per share computation:
Basic	17,658	13,018

Diluted	17,658	13,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net loss	$(4,611)	$(1,322)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,298	572
Stock-based compensation	1,234	853
Changes in assets and liabilities:
Accounts receivable	(3,319)	(1,337)
Inventories, net	4,337	(929)
Prepaid expenses and other	(103)	(609)
Other assets	240	(17)
Accounts payable, accrued and other current liabilities	1,551	333
Deferred revenue and product margin	339	223
Income taxes payable	(5)	(24)

Net cash provided by (used in) operating activities	1,961	(2,257)
Cash flows from investing activities:
Purchase of Soluris’ net assets, net of cash received	—	(6,752)
Sales/maturities of short-term investments	—	4,949
Purchases of property, plant and equipment	(252)	(48)
Deferred acquisition costs related to the Accent and Soluris mergers	—	(1,960)

Net cash used in investing activities	(252)	(3,811)
Cash flows from financing activities:
Repayments of debt obligations	(137)	(793)
Proceeds from sale of shares under employee stock option plan and purchase plan	57	298

Net cash used in financing activities	(80)	(495)
Effect of exchange rate changes on cash and cash equivalents	(382)	33

Net increase (decrease) in cash and cash equivalents	1,629	(6,563)
Cash and cash equivalents, beginning of period	7,955	40,445

Cash and cash equivalents, end of period	$9,202	$33,915

Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$13

Cash paid (refunded) for income taxes	$78	$(151)

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Consolidated Interim Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the December 30, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 30, 2006, which were included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Reclassification – For the balance sheet as of December 30, 2006, Nanometrics reclassified $4.2 million from Inventories to Deferred revenue and product margins to conform to the current period’s presentation.

Note 2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”. SFAS No.159 permits all entities to choose to measure eligible assets and liabilities at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact of the adoption of the provisions of SFAS No. 159.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. The Company’s adoption of the provisions of FIN 48 on December 31, 2006 did not have a material impact on its financial condition or results of operations. The application of this Interpretation requires a two-step process that separates recognition from measurement. The first step is determining whether a tax position has met the recognition threshold; the second step is measuring a tax position that meets the recognition threshold. The recognition threshold is met when the taxpayer (the reporting enterprise) concludes that it is more likely than not that the taxpayer will sustain the benefit taken or expected to be taken in the tax return in a dispute with taxing authorities if the taxpayer takes the dispute to the court of last resort. Upon implementing FIN 48 and performing the analysis, we will not recognize any increase or decrease to reserves for uncertain tax positions.

We have elected to record interest and penalties recognized in accordance with FIN 48 in the condensed consolidated financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

Note 3. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at 1.625% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. During the three months ended March 31, 2007, $4.0 million of receivables were sold under the terms of the agreement and there were no material gains or losses on the sale of such receivables. There were no such sales of receivables during the three months ended April 1, 2006. There were no amounts due from the financial institution at March 31, 2007 and December 30, 2006.

Note 4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Raw materials and subassemblies	$15,840	$20,227
Work in process	10,392	9,693
Finished goods	12,826	13,681

Total inventories	$39,058	$43,601

Note 5. Related Party Transactions

A member of the Company’s executive staff is a significant shareholder of a major supplier of assembly parts to the Company. Purchases of assembly parts from the related party were $0.6 million and $1.0 million in the three months ended March 31, 2007 and April 1, 2006, respectively. Consulting services received from the related party were $0.2 million for each of the three months ended March 31, 2007 and April 1, 2006, respectively. The balance of amounts prepaid to the supplier was $0.3 million and $0.3 million as of March 31, 2007 and December 30, 2006, respectively. Amounts due to the related party as of March 31, 2007 and December 30, 2006 were $0.7 million and $0.2 million, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other intangible Assets, goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. As a result of the Company’s acquisition of Soluris and Accent in 2006, the Company recorded goodwill totaling $54.8 million.

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. On March 15, 2006, as a result of the Company’s acquisition of Soluris, the Company acquired a trademark with a value of $0.4 million with an indefinite life.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of March 31, 2007 and December 30, 2006 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
March 31, 2007
Developed technology acquired in business combinations	$9,800	$936	$8,864
Customer relationships	15,700	2,143	13,557
Brand names	3,600	338	3,262
Patented technology	1,790	1,471	319
Backlog	3,131	3,099	32
Non-compete agreement	50	50	—
Other	250	250	—

Total	$34,321	$8,287	$26,034

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
December 30, 2006
Developed technology acquired in business combinations	$9,800	$607	$9,193
Customer relationships	15,700	1,373	14,327
Brand names	3,600	216	3,384
Patented technology	1,790	1,406	384
Backlog	3,131	2,846	285
Non-compete agreement	50	40	10
Other	250	250	—

Total	$34,321	$6,738	$27,583

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which are amortized over one year. Amortization expense for developed technology acquired in a business combination, patented technology and backlog is included in cost of product sales whereas amortization expense for customer relationships, brand names and non-compete agreements is included in selling expense in the Company’s consolidated statements of operations. Total amortization expense was $1.5 million and $0.1 million for the quarters ended March 31, 2007 and April 1, 2006, respectively.

The estimated future amortization expense as of March 31, 2007 is as follows (in thousands):

Fiscal Years
2007 (remaining nine months)	$3,884
2008	4,881
2009	4,257
2010	3,675
2011	3,201
2012 and after	6,136

Total amortization	$26,034

Note 7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Accrued warranty	$4,583	$4,349
Accrued professional services	763	1,912
Other	1,941	2,120

Total other current liabilities	$7,287	$8,381

Note 8. Stockholders’ Equity

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

	Three Months Ended
	March 31, 2007	April 1, 2006
Weighted average common shares outstanding-shares used in basic net income (loss) per share computation	17,658	13,018
Potentially dilutive common stock equivalents, using the treasury stock method	—	—

Shares used in diluted net income (loss) per share computation	17,658	13,018

For the quarters ended March 31, 2007 and April 1, 2006, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.8 million and 1.2 million in the quarters ended March 31, 2007 and April 1, 2006, respectively.

Note 9. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the Employee Stock Purchases under SFAS 123R for the quarters ended March 31, 2007 and April 1, 2006 (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Cost of products	$76	$67
Cost of service	78	38
Research and development	221	260
Selling	279	147
General and administrative	580	341

Stock-based compensation expense included in costs and expenses	1,234	853

Total stock-based compensation expense related to employee stock options and employee stock purchases	$1,234	$853

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of options granted was calculated using the simplified method allowed by SAB 107. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Stock Options:
Expected life	4.5 years	4.3 years
Volatility	66.5%	73.6%
Risk free interest rate	4.72%	4.55%
Dividends	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	46.5%	37.5%
Risk free interest rate	5.1%	1.7%
Dividends	—	—

The weighted average fair values per share of the stock options awarded in the three months ended March 31, 2007 and April 1, 2006 was $2.42 and $8.39, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of option activity under the Company’s stock option plans during the quarter ended March 31, 2007 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 30, 2006	1,081,900	3,826,806	$10.60
Shares added through 2005 Option Plan	544,248	—	—
Exercised	—	(10,533)	5.34
Granted	(77,200)	77,200	9.46
Cancelled	323,452	(323,452)	11.08

Outstanding at March 31, 2007	1,872,400	3,570,021	$10.52	4.9	$930

Exercisable at March 31, 2007		2,083,753	$9.80	4.1	$930

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.70 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the quarter ended March 31, 2007 was not material. The total intrinsic value of options exercised during the quarter ended April 1, 2006 was $0.3 million. The fair value of options vested was $1.6 million and $0.9 million, respectively for the quarters ended March 31, 2007 and April 1, 2006, respectively.

Note 10. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net loss	$(4,611)	$(1,322)
Foreign currency translation adjustment, net of tax	(51)	190

Total comprehensive loss	$(5,662)	$(1,132)

Substantially all of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 11. Warranties

Product Warranty – The Company sells the majority of its products with a 12 month repair or replacement warranty from the date of acceptance which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Balance as of beginning of period	$4,349	$1,440
Actual warranty costs	(502)	(235)
Provision for warranty	736	205

Balance as of end of period	$4,583	$1,410

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2007 and December 30, 2006.

Note 12. Income Taxes

The provision for income taxes for the first quarter of 2007 was the result of foreign taxes of $0.2 million offset by $0.2 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. The Company’s income tax expense for the first quarter of 2006 was primarily a result of foreign income taxes as our U.S. federal income taxes were primarily offset by a reduction in deferred tax asset valuation allowances. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Note 13. Contingencies

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against the Company in the United States District Court for the Northern District of California. The complaint alleged that certain of the Company’s products infringe a Nova patent and sought a preliminary and permanent injunction against their sale and unspecified damages. In late March 2006, the Company filed suit against Nova in the United States District Court for the Northern District of California. The Company’s complaint alleged that certain of Nova’s products sold in the U.S. infringe intellectual property rights of Nanometrics. In a settlement conference on April 11, 2007, Nanometrics and Nova agreed to dismiss, without prejudice, all pending patent litigation between the two parties, and have entered into a covenant not to sue one another for any patent for a period of one year. The settlement terminated the three lawsuits pending in the U.S. District Court for the Northern District of California.

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed a request for re-examination of two of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). These requests for re-examination were recently accepted for review by the PTO. In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examination is completed.

Note 14. Geographic and Significant Customer Information

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

	Three Months Ended
	March 31, 2007	April 1, 2006
Total net revenues:
United States	$16,360	$12,188
Japan	5,587	4,386
South Korea	3,765	1,371
Taiwan	2,164	406
Europe	7,302	213
All other	1,937	404

Total net revenues*	$37,115	$18,968

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	March 31, 2007	December 30, 2006
Long-lived assets:
United States	$36,626	$37,079
Japan	2,158	2,300
Europe	610	708
South Korea	4,854	5,095
Taiwan	103	97

Total long-lived assets**	$44,351	$45,279

**	Long-lived assets include tangible assets only.

As of March 31, 2007, two customers, Samsung and Hynix, accounted for 20.7%, and 12.2% of total accounts receivable, respectively. As of December 30, 2006, no customer accounted for 10% or more of total accounts receivable.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended
	March 31, 2007	April 1, 2006
Applied Materials	—	31.4%
Samsung	37.0%	23.5%
Ebara	—	11.7%
Hynix	13.4%	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in Part II Item 1A “Risk Factors” and elsewhere in this document. In evaluating our business, current and prospective investors should carefully consider these factors in addition to the other information set forth in this document. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 30, 2006, which were included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 15, 2007.

Overview

We are an innovator in the field of metrology systems for the semiconductor industry. Our systems are designed to precisely monitor film thickness and critical dimensions that are necessary to control the manufacturing process and provide increased production yields and performance.

Capital expenditures by manufacturers of semiconductors and their suppliers are critical to our success. The demand by these manufacturers and suppliers is driven by the expected market demand for new products and new applications. The increasing complexity of the 300mm manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems. The incorporation of smaller features sizes, copper interconnect technology and optical critical dimension technology are expected to result in increased demand. Our strategy is to continue to innovate organically as well to evaluate strategic acquisitions in order to address business challenges and opportunities.

Our revenues are derived from product sales and customer service, which include sales of accessories and service for the installed base of our products. In the year ended December 30, 2006, we derived 83.7% of our total net revenues from product sales and 16.3% of our total net revenues from services.

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

•

Reduced Number of Customers. Because of the escalating cost of 300mm manufacturing facilities, fewer semiconductor manufacturers can afford the significant investment in these next generation facilities. Therefore, fewer opportunities for semiconductor equipment companies exist. Given that the available number of potential customers is decreasing, previous customer relationships, product positioning and critical mass take on greater importance.

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

Critical Accounting Policies

The preparation of our financial statements conforms with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to The Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2007.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process, which is completed as of the last day of November of each year, compares the fair value of our reportable segment (which we have determined to be our reporting unit) to its carrying value, including the goodwill related to the segment. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 144, in determining the fair value of the respective businesses.

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

Results of Operations

Quarters ended March 31, 2007 and April 1, 2006

Total net revenues. Our net revenues were comprised of the following categories:

	Three Months Ended		Percentage Change
	March 31, 2007	April 1, 2006
Automated systems	$29,000	$7,915	266.4%
Integrated systems	3,526	8,057	(56.2)
Service	4,589	2,996	53.2

Total net revenues	$37,115	$18,968	95.7%

In the first quarter of 2007 net revenues from automated systems increased over the comparable period of 2006 as a result of additional revenues of $10.7 million from Accent products and of higher demand for our automated products as semiconductor manufacturers continue to increase their manufacturing capacity. Sales of our integrated systems decreased during the first quarter of 2007 as we deferred $3.8 million of revenue related to integrated systems which have not yet fully met revenue recognition criteria. Service revenue increased as a result of our Accent and Soluris acquisitions which contributed to higher sales of parts and services, due in part to a larger installed base of systems.

Gross margin. The product gross margin decreased for the first quarter of 2007 to 44% as compared to the gross margin for the first quarter of 2006 of 50% due primarily to higher warranty costs of $0.7 million and charges for excess and obsolete inventory of $0.7 million and amortization of intangible assets for developed technology and backlog related to the Accent and Soluris acquisitions of $0.6 million. The gross margin for Service decreased in the first quarter of 2007 as compared to 2006 as we have not been able to fully recover the higher costs associated with meeting our customers’ increasing service demands. Management is currently evaluating the negative margins in our service line of business and if future performance does not improve significantly we may incur charges to write-down the goodwill associated with the service line of business.

Operating expenses. Our operating expenses were comprised of the following categories (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006	Change
Research and development	$4,586	$2,528	$2,058	81.4%
Selling	6,267	3,102	3,165	102.0
General and administrative	6,993	4,550	2,443	53.7

Total operating expenses	$17,846	$10,180	$7,666	75.3%

Research and development. Research and development expenses increased by $2.1 million for the first quarter of 2007 over the comparable quarter in 2006 due to the additional expenses associated with the additional headcount and our acquisitions of Accent and Soluris, respectively.

In the United States and United Kingdom, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain a competitive position.

Selling. Selling increased $3.2 million for the quarter ended March 31, 2007 over the comparable quarter of 2006 due to additional headcount related expenses associated with the acquisitions of Soluris on March 15, 2006 and Accent on July 21, 2006 and higher levels of revenue. Also in the first quarter of 2007, we incurred $0.9 million amortization of intangible assets for customer relationships and brand names related to the Accent and Soluris acquisitions.

General and administrative. General and administrative expenses for the first quarter of 2007 increased $2.4 million over the comparable quarter in 2006 as a result of termination charges of $0.5 million of certain senior executives, higher legal expenses of $0.4 million associated with our patent infringement lawsuits with Nova and KLA and from stock-based compensation charges of $0.2 million.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006	Change
Interest income	$23	$332	$(309)	(93.1)%
Interest expense	(39)	(13)	(26)	200.0
Other income (loss)	119	35	84	240.0

Total other income (expense), net	$103	$354	$(251)	(70.9)%

The lower interest income is due to lower average cash and cash equivalent balances. Interest expenses relate to our debt obligations in Japan and the United Kingdom and are expected to decrease, before exchange rate adjustments, with the balance of the debt. With the acquisition of Accent, we incurred foreign exchange losses due to exchange rate fluctuations associated with extensive intercompany balances assumed with the transaction. Other income (expense) includes a gain on the sale of assets, commission income and rental income and miscellaneous expenses.

Provision/credit for income taxes. The provision for income taxes for the first quarter of 2007 was the result of foreign taxes of $0.2 million offset by $0.2 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. Our income tax expense for the first quarter of 2006 was primarily a result of foreign income taxes as our U.S. federal income taxes were primarily offset by a reduction in deferred tax asset valuation allowances. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Liquidity and Capital Resources

At March 31, 2007, our cash and cash equivalents totaled $9.2 million. At March 31, 2007, we had working capital of $48.7 million compared to $49.7 million at December 30, 2006. The current ratio at March 31, 2007 was 2.5 to 1.

Operating activities provided cash of $2.0 million in the first quarter of 2007. Cash provided by operations resulted from an increase in net working capital assets and certain non-cash charges of $2.3 million associated with amortization and depreciation, $1.2 million in stock based compensation offset by our net loss of $4.6 million and increases in our accounts receivable due to higher revenue levels. Operating activities in the first quarter of 2006 used cash of $2.3 million primarily from our net loss and higher accounts receivable resulting from increased sales, the timing of shipments and receipt of payments as compared to the first quarter of 2005. These uses of cash were offset to some extent by non-cash charges associated with stock-based compensation of $0.9 million in addition to depreciation and amortization of $0.6 million.

Investing activities for the first quarter of 2007 used $0.3 million for capital equipment acquisitions. In the first quarter of 2006, investing activities used $3.8 million due to cash of $6.8 million related to our acquisition of Soluris and capitalized acquisition costs of $2.0 million associated with our merger with Accent, partially offset, by maturities of short-term investments in the amount of $4.9 million.

For the quarter ended March 31, 2007, financing activities used $0.1 million, primarily for the repayment of long-term debt in Japan. Financing activities for the first quarter of 2006 used $0.5 million due to repayments of short-term and long-term debt in Japan of $0.8 million. These amounts were partially offset by the sale of stock from the exercise of employee stock options of $0.3 million.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. However, we believe working capital including cash and cash equivalents and funds available to us under our line of credit, will be sufficient to meet our needs through at least the next twelve months. However, we may require additional cash to fund acquisitions or investment opportunities or other events may arise in the future. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

In February 2007, we entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15 million. The instrument governing the facility includes certain financial covenants regarding net tangible worth. All borrowings under this credit line bear interest, at our election, at a per annum rate equal to the bank's prime rate or at the Libor rate plus 2.25%. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.

Contractual obligations

The following table summarizes our contractual cash obligations as of March 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Remaining nine months of fiscal 2007	1-3 Years	4-5 Years	More than 5 Years
Debt obligations (1)	$1,690	$367	$984	$339	$—
Operating leases	1,868	1,045	758	65	—

Total	$3,558	$1,412	$1,742	$404	$—

(1)	Our debt obligations relate to the construction of a facility in Japan and to an equipment financing arrangement in the United Kingdom. All amounts include interest, which we are obligated to pay.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of March 31, 2007 was approximately $4 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our interim Chief Executive Officer and our interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2007 our management, with the participation of our interim Chief Executive Officer and our interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 9, 2005, Nova Measuring Instruments Ltd. (“Nova”) filed suit against us in the United States District Court for the Northern District of California. The complaint alleged that certain of our products infringed a Nova patent and sought a preliminary and permanent injunction against their sale and unspecified damages. In late March 2006, we filed suit against Nova in the United States District Court for the Northern District of California. Our complaint alleged that certain of Nova’s products sold in the U.S. infringe our intellectual property rights. In October, 2006, we filed suit against Nova in the United States District Court for the Northern District of California. The Complaint alleged that certain of Nova’s products infringed one of our patents and seeks damages. In a settlement conference on April 11, 2007, we and Nova agreed to dismiss, without prejudice, all pending patent litigation between the two parties, and have entered into a covenant not to sue one another for any patent for a period of one year. The settlement terminated the three lawsuits pending in the U.S. District Court for the Northern District of California.

In August 2005, KLA-Tencor Corporation, or KLA, filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed a request for re-examination of the three allegedly infringed KLA-Tencor patents with the U.S. Patent & Trademark Office, or PTO. These requests for re-examination were accepted for review by the PTO. In March 2006, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10K for the fiscal year ended December 30, 2006. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

We have had significant management changes since the end of the last fiscal year and these changes may impact our ability to execute our business strategy in the near term. In general, our success depends to a significant extent on the performance of our senior management and on our ability to identify, hire and retain key management personnel.

In March 2007, our President and Chief Executive Officer left the Company, and an interim President and Chief Executive Officer was named. In April 2007, our Chief Financial Officer left the Company, and an interim Chief Financial Officer was named. We are in the process of conducting a search for these executives’ successors. While we are confident in the interim officers’ abilities to manage the Company, our business may be affected during the transition period. Furthermore, we must be able to identify, hire and retain key personnel. If we fail to attract, motivate and retain qualified senior management personnel, our business could be harmed and our ability to implement our strategy compromised.

We could have new material weaknesses in our internal controls in the future.

We have in the past identified material weaknesses in our internal controls and procedures. A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have remedied the past material weaknesses in our internal controls and procedures as of December 30, 2006, we could have new material weaknesses in the future, as we integrate the acquired entities during 2007 and streamline and or automate our current internal controls.

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

Our commercial success depends, in part, on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, in August 2005, we were served with a complaint by KLA alleging that certain of our products infringe two of KLA’s patents, Patent No. 6,483,580 and Patent No. 6,590,656. In January 2006, KLA added Patent No. 6,611,330 to its claim. In March 2006, we were granted a stay in the KLA patent infringement cases. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the KLA lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

We have recently introduced several products to the market including the IVS 185, VerteX Rapid Photoluminescence Mapping System for Compound Semiconductors, Atlas-M and Orion. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products. While we anticipate that our new products will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. Additionally, if our new products do gain market acceptance, our ability to sell our existing products may be impeded. As a result, there can be no assurance that the introduction of these products will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees. However, in the event that these agreements may be breached, we may not have adequate remedies. Our confidential and proprietary information and technology might also be independently developed by or become otherwise known to third parties. We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party’s patent or other proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties, any of which would adversely affect our business and operating results. In March 2006, we filed a complaint against Nova Measuring Instruments Ltd. For infringing our Patent No. Re 34,783. In October 2006, we filed a new complaint against Nova for infringement of Patent No. 5,867,276 and 7,115,858. In April 2007, we and Nova agreed to dismiss, without prejudice, all pending patent litigation and have entered into a covenant not to sue one another for any patent for a period of one year.

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

Our quarterly operating results have varied significantly in the past and are likely to vary in the future, which volatility could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

•	changes in customer demand for our systems;

•	economic conditions in the semiconductor industries;

•	the timing, cancellation or delay of customer orders and shipments;

•	market acceptance of our products and our customers’ products;

•	our ability to recover the higher costs associated with meeting our customers’ increasing service demands;

•	competitive pressures on product prices and changes in pricing by our customers or suppliers;

•	the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;

•	the timing of acquisitions of businesses, products or technologies;

•	the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels; and

•	fluctuations in foreign currency exchange rates, particularly the Japanese yen.

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

Significant amounts of goodwill and intangible assets after the completion of the acquisitions of Accent and Soluris transactions could make our reported results more volatile.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(2)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2	Registrant’s 2000 Director Stock Option Plan, as amended and restated on March 7, 2007, and form of Stock Option Agreement

10.3	Registrant’s 2002 Nonstatutory Stock Option Plan, as amended and restated on March 7, 2007, and form of Stock Option Agreement

10.4	Registrant’s 2005 Equity Incentive Plan, as amended and restated on March 7, 2007

All Other Material Contracts

10.5	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies Nanometrics, Inc. and Nanometrics IVS Division, Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Bruce C. Rhine, interim principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Quentin B. Wright, interim principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Bruce C. Rhine, interim principal executive officer of the Registrant, and Quentin B. Wright, interim principal financial officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2006
(2)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Annual Report on Form 10-K filed March 15, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED (Registrant)

By:	/s/ Quentin B. Wright
Quentin B. Wright Interim Chief Financial Officer

Dated: May 10, 2007