Form 10-Q
period 2007-06-30
NANOMETRICS INC
filed 2007-08-09
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Registrant’s telephone number, including area code: (408) 545-6000

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

As of August 2, 2007, there were 18,695,944 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	June 30, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,387	$7,957
Accounts receivable, net of allowances of $573 and $841, respectively	27,056	24,888
Inventories	33,118	43,601
Prepaid expenses and other	4,279	3,639
Assets held for sale	1,890	—

Total current assets	81,730	80,085
Property, plant and equipment, net	46,479	43,294
Goodwill	54,922	55,217
Intangible assets, net	24,370	27,583
Other assets	1,643	1,985

Total assets	$209,144	$208,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,245	$9,155
Accounts payable to related party	—	181
Accrued payroll and related expenses	5,489	5,227
Deferred revenue and product margin	4,958	6,239
Other current liabilities	9,070	8,381
Income taxes payable	390	695
Current portion of debt obligations	1,311	486

Total current liabilities	32,463	30,364
Deferred income taxes	1,553	1,848
Debt obligations and other long-term liabilities	712	1,321

Total liabilities	34,728	33,533

Contingencies

Shareholders Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized: issued or authorized	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 18,646,733 and 18,141,589 respectively, outstanding	19	18
Additional paid-in capital	186,531	182,096
Accumulated deficit	(14,650)	(9,909)
Accumulated other comprehensive income	2,516	2,426

Total stockholders’ equity	174,416	174,631

Total liabilities and stockholders’ equity	$209,144	$208,164

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues:
Products	$32,732	$20,121	$65,258	$36,093
Service	4,603	3,277	9,192	6,273

Total net revenues	37,335	23,398	74,450	42,366

Costs of net revenues:
Cost of products	16,372	10,628	33,855	18,470
Cost of service	4,839	4,026	10,668	6,560

Total costs of net revenues	21,211	14,654	44,523	25,030

Gross profit	16,124	8,744	29,927	17,336
Operating expenses:
Research and development	4,739	3,062	9,325	5,590
Selling	4,668	3,865	10,033	6,955
General and administrative	4,762	4,306	11,755	8,856
Amortization of intangible assets	1,663	159	3,212	238

Total operating expenses	15,832	11,392	34,325	21,639

Income (loss) from operations	292	(2,648)	(4,398)	(4,303)

Other income (expense)
Interest income	29	299	52	631
Interest expense	(46)	(18)	(85)	(31)
Other, net	(541)	238	(422)	273

Total other income (expense), net	(558)	519	(455)	873

Loss before provision for income taxes	(266)	(2,129)	(4,853)	(3,430)
Provision (benefit) for income taxes	(136)	27	(112)	48

Net loss	$(130)	$(2,156)	$(4,741)	$(3,478)

Net loss per share:
Basic	$(0.01)	$(0.16)	$(0.27)	$(0.27)

Diluted	$(0.01)	$(0.16)	$(0.27)	$(0.27)

Shares used in per share calculation:
Basic	17,857	13,088	17,758	13,053

Diluted	17,857	13,088	17,758	13,053

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six-Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net loss	$(4,741)	$(3,478)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,648	1,226
Stock-based compensation	1,876	2,006
Changes in assets and liabilities:
Accounts receivable	(2,503)	(3,537)
Inventories, net	4,386	(3,086)
Prepaid expenses and other	(557)	(1,263)
Other assets	189	—
Accounts payable, accrued and other liabilities	4,032	2,002
Deferred revenue and product margin	(1,189)	2,163
Income taxes payable	(185)	(57)

Net cash provided by (used in) operating activities	5,956	(4,024)

Cash flows from investing activities:
Purchase of Soluris’ net assets, net of cash received	—	(6,841)
Sales/maturities of short-term investments	—	4,949
Purchase of property, plant and equipment	(736)	(69)
Deferred acquisition costs related to the Accent merger	—	(4,371)

Net cash used in investing activities	(736)	(6,332)

Cash flows from financing activities:
Repayments of debt obligations	(261)	(1,386)
Proceeds from sale of shares under employee stock option plans and purchase plan	2,560	813

Net cash provided by (used in) financing activities	2,299	(573)
Effect of exchange rate changes on cash and cash equivalents	(89)	96

Net increase (decrease) in cash and cash equivalents	7,430	(10,833)
Cash and cash equivalents, beginning of period	7,957	40,445

Cash and cash equivalents, end of period	$15,387	$29,612

Supplemental disclosure of cash flow information:
Cash for interest	$64	$28
Cash paid (refunded) for income taxes	$71	$(112)
Capitalization of inventory as property, plant and equipment	$5,775	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the December 30, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 30, 2006, which were included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Reclassification – For the consolidated balance sheet as of December 30, 2006, Nanometrics reclassified $4.2 million from inventories to deferred revenue and product margins to conform to the current period’s presentation. In addition, the Company reclassified the amortization of intangible assets previously included in cost of product and selling expenses to a separate line on the Company’s consolidated statement of operations. Amounts reclassified were $0.2 million for the three- and six-month periods ended July 1, 2006.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. The Company’s adoption of the provisions of FIN 48 on December 31, 2006 did not have a material impact on its financial condition or results of operations. The application of this Interpretation requires a two-step process that separates recognition from measurement. The first step is determining whether a tax position has met the recognition threshold; the second step is measuring a tax position that meets the recognition threshold. The recognition threshold is met when the taxpayer (the reporting enterprise) concludes that it is more likely than not that the taxpayer will sustain the benefit taken or expected to be taken in the tax return in a dispute with taxing authorities if the taxpayer takes the dispute to the court of last resort. Upon implementing FIN 48 and performing the analysis, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the condensed consolidated financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

Note 3. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at rates ranging from 1.375% to 1.875% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. During the three- and six-month periods ended June 30, 2007, the Company sold $5.6 million and $9.5 million of receivables, respectively, under the terms of the agreement. For the three- and six-month periods ended July 1, 2006, $3.5 million of receivables were sold under the terms of the agreement. There were no material gains or losses on the sale of such receivables. There were no amounts due from the financial institution at June 30, 2007 and December 30, 2006.

Note 4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Raw materials and sub-assemblies	$15,940	$20,227
Work in process	8,958	9,693
Finished Goods	8,220	13,681

Total inventories	$33,118	$43,601

During second quarter 2007, the Company determined that certain demonstration/evaluation equipment will no longer be marketed to be sold. Accordingly, equipment totaling $5.8 million were transferred from inventory to property, plant and equipment.

Note 5. Assets Held for Sale

As of June 30, 2007, the Company included $1.9 million in “Assets held for sale” in the condensed consolidated balance sheet representing a parcel of land and building in Japan and a condominium in California. During the three-month period ended July 2, 2005 Nanometrics recorded an asset impairment charge of $2.2 million related to certain assets in our Japanese operations including the land and building currently held for sale. In August 2007 Nanometrics entered into a contract to sell the Japanese land and building and expects to close the transaction in its third quarter of 2007 and realize a gain on the sale of approximately $1 million. In addition the sale of the condominium in California was consummated in July 2007 and the Company expects to realize a gain of approximately $0.2 million in the third quarter of 2007.

Note 6. Related Party Transactions

A former member of the Company’s executive staff, who left the Company in April 2007, is a significant shareholder of a major supplier of assembly parts to the Company. Purchases of assembly parts from the related party were $0.6 million for the three month period ended March 31, 2007 and $1.6 and $2.6 million in the three- and six month periods ended July 1, 2006, respectively. Consulting services received from the related party were $0.2 million for the three-month period ended March 31, 2007 and $0.2 and $0.4 million for the three- and six-month periods ended July 1, 2006, respectively. The balance of amounts prepaid to the supplier was $0.3 million at December 30, 2006, respectively. Amounts due to the related party as of December 30, 2006 was $0.2 million. Accordingly, this vendor is no longer a related party from April 1, 2007.

Note 7. Acquisitions, Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other intangible Assets, goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. As a result of the Company’s acquisition of Soluris and Accent in 2006, the Company recorded goodwill totaling $54.5 million. During the second quarter of 2007, the Company recorded an adjustment to the recorded goodwill of $0.3 million relating to the true-up of the acquiree’s tax returns relating to periods prior to acquisition by the Company.

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. On March 15, 2006, as a result of the Company’s acquisition of Soluris, the Company acquired a trademark with a value of $0.4 million with an indefinite life.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of June 30, 2007 and December 30, 2006 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
June 30, 2007
Developed technology acquired in business combinations	$9,800	$1,380	$8,420
Customer relationships	15,700	3,099	12,601
Brand names	3,600	507	3,093
Patented technology	1,790	1,534	256
Backlog	3,131	3,131	—
Non-compete agreement	50	50	—
Other	250	250	—

Total	$34,321	$9,951	$24,370

December 30, 2006
Developed technology acquired in business combinations	$9,800	$607	$9,193
Customer relationships	15,700	1,373	14,327
Brand names	3,600	216	3,384
Patented technology	1,790	1,406	384
Backlog	3,131	2,846	285
Non-compete agreement	50	40	10
Other	250	250	—

Total	$34,321	$6,738	$27,583

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which are amortized over one year. In the three-month period ended June 30, 2007, the Company wrote-off $0.3 million of intangible assets in conjunction with the sale of a product line obtained in the Accent acquisition. Total amortization expense for the three-month periods ended June 30, 2007 and July 1, 2006 was $1.7 million and $0.2 million, respectively, and for the six-month periods ended June 30, 2007 and July 1, 2006 was $3.2 million and $0.2 million, respectively.

The estimated future amortization expense as of June 30, 2007 is as follows (in thousands):

Fiscal Years
2007 (remaining six months)	$2,569
2008	4,881
2009	4,257
2010	3,675
2011	3,201
2012 and thereafter	5,787

Total amortization	$24,370

Soluris Inc.

On March 15, 2006, Nanometrics announced that it had acquired Soluris Inc., (“Soluris”) a Concord, Massachusetts-based privately held corporation focused on overlay and CD measurement technology. The acquisition of Soluris, which was renamed Nanometrics IVS Division, is expected to enhance Nanometrics’ line of overlay products and provide access to new customers. Under the terms of the merger agreement, which was an all-cash transaction, the total consideration to purchase all the outstanding stock of Soluris was $7.0 million including $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations . Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

If the Company had acquired Soluris at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Net revenues	$23,398	$43,481
Net loss	$(2,154)	$(4,136)
Net loss per share:
Basic	$(0.16)	$(0.32)
Diluted	$(0.16)	$(0.32)

Accent Optical Technologies, Inc.

On July 21, 2006, Nanometrics completed its acquisition of Accent Optical Technologies, Inc. (“Accent”), a Bend Oregon-based privately held corporation focused on overlay and thin film metrology and process control systems. The acquisition of Accent is expected to enhance Nanometrics’ line of overlay and thin film products and to provide access to new customers, especially in Europe. Under the terms of the merger agreement relating to the acquisition, the total estimated purchase price of $72.6 million includes the exchange of Nanometrics common stock valued at $67.5 million, assumed stock options with a fair value of $0.3 million, a loan made to Accent prior to completion of the acquisition of $2.5 million and estimated direct transaction costs of $2.2 million. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations . The results of operations of Accent were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

If the Company had acquired Accent at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Net revenues	$37,330	$66,363
Net loss	$(2,428)	$(5,143)
Net loss per share:
Basic	$(0.19)	$(0.39)
Diluted	$(0.19)	$(0.39)

Note 8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Accrued warranty	$4,952	$4,349
Accrued professional services	679	1,912
Other	3,439	2,120

Total other current liabilities	$9,070	$8,381

Note 9. Stockholders’ Equity

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

	Three- Months Ended		Six- Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average common shares outstanding used in basic net loss per share computation	17,857	13,088	17,758	13,051
Potential dilutive common stock equivalents, using treasury stock method	—	—	—	—

Shares used in diluted net loss per share computation	17,857	13,088	17,758	13,051

For the three- and six-month periods ended June 30, 2007 there were 0.5 million shares held in escrow in connection with the Accent acquisition which were excluded from weighted average common shares outstanding. For the three- and six-month periods ended June 30, 2007 and July 1, 2006, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.7 million and 2.0 million in the three-month periods ended June 30, 2007 and July 1, 2006, respectively, and were 2.7 and 1.2 million in the six-month periods ended June 30, 2007 and July 1, 2006, respectively.

Note 10 Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the Employee Stock Purchases under SFAS 123R for the three- and six-month periods ended June 30, 2007 and July 1, 2006 (in thousands):

	Three- Months Ended		Six- Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of products	$37	$76	$113	$143
Cost of service	87	76	165	114
Research and development	310	304	531	564
Selling	158	247	437	394
General and administrative	50	450	630	791

Total stock-based compensation expense related to employee stock options and employee stock purchases	$642	$1,153	$1,876	$2,006

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

	Three- Months Ended		Six- Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock Options
Expected life	4.4 years	4.5 years	4.4 years	4.4 years
Volatility	55.20%	72.70%	56.50%	73.30%
Risk free interest rate	5.14%	4.90%	5.10%	4.80%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	46.50%	42.7%	46.50%	40.1%
Risk free interest rate	2.25%	2.43%	2.25%	2.06%
Dividends	—	—	—	—

The weighted average fair values per share of the stock options awarded in the three- and six-months ended June 30, 2007 was $2.04 and $2.10, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of option activity under the Company’s stock option plans during the quarter ended June 30, 2007 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2006	1,081,900	3,826,806	$10.60
Shares added through 2005 Option Plan	544,248	—	—
Exercised	—	(449,576)	$5.69
Granted	(694,756)	694,756	$7.83
Cancelled	911,078	(911,078)	$11.04

Outstanding at June 30, 2007	1,842,470	3,160,908	$10.52	4.34	$816

Exercisable at June 30, 2007		1,691,343	$10.98	2.74	$536

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.86 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during both the three- and six-month periods ended June 30, 2007 was $0.3 million and for the three- and six-month periods ended July 1, 2006 was $0.3 million and $0.6 million, respectively. The fair value of options vested for the three- and six-month periods ended June 30, 2007 was $1.6 million and $3.2 million, respectively and for the three- and six-month periods ended July 1, 2006 was $0.6 million and $0.9 million, respectively.

Note 11. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three- Months Ended		Six- Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net loss	$(130)	$(2,156)	$(4,741)	$(3,478)
Foreign currency translation adjustments, net of tax	141	358	90	548

Total comprehensive income (loss)	$11	$(1,798)	$(4,651)	$(2,930)

Substantially all of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 12. Warranties

Product Warranty – The Company sells the majority of its products with a 12-month repair or replacement warranty from the date of acceptance which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors. Components of the warranty accrual, which was included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Six- Months Ended
	June 30, 2007	July 1, 2006
Balance as of beginning of period	$4,349	$1,440
Actual warranty cost	(1,412)	(1,032)
Provision for warranty	2,015	1,429

Balance as of end of period	$4,952	$1,837

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 30, 2006.

Note 13. Income Taxes

The income taxes benefit of $0.1 million for both the three- and six-month periods ended June 30, 2007 was the result of foreign taxes of $0.2 million and $0.4 million, respectively offset by $0.3 million and $0.5 million, respectively, of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. The Company’s provision for income taxes expense for the three- and six-month periods ended July 1, 2006 was primarily a result of foreign income taxes. In the future, the Company will continue to review its expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Note 14. Contingencies

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

Note 15. Geographic and Significant Customer Information

The Company’s operating divisions consist of geographically based entities in the United States, Europe, Japan, South Korea and Taiwan. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, the Company operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. For the periods presented, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Total net revenues:
United States	$8,304	$13,262	$24,664	$25,450
Japan	13,160	3,064	18,747	7,450
South Korea	6,366	3,265	10,131	4,636
Taiwan	4,538	1,988	6,702	2,394
Europe	2,176	352	9,478	565
All other	2,791	1,467	4,728	1,871

Total net revenues*	$37,335	$23,398	$74,450	$42,366

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	June 30, 2007	December 30, 2006
Long lived assets
United States	$40,563	$37,079
Japan	1,983	2,300
South Korea	4,968	5,095
Taiwan	92	97
Europe	516	708

Total long lived assets**	$48,122	$45,279

**	Long-lived assets include tangible assets only.

As of June 30, 2007, two customers, Promos and Hynix, accounted for 17.5% and 12.7% of total accounts receivable, respectively. As of December 30, 2006, no customer accounted for 10% or more of total accounts receivable.

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended		Six-Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007		July 1, 2006
Samsung	* **	21.8%	18.4%		22.6%
Hynix	17.1%	12.7%	15.5%		*	**
Toshiba	15.6%	* **	*	**	*	**
Promos	10.4%	* **	*	**	*	**
Applied Materials	10.1%	23.7%	*	**	27.1%

***	The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital expenditures by manufacturers of semiconductors and their suppliers are critical to our success. The demand by these manufacturers and suppliers is driven by the expected market demand for new products and new applications. The increasing complexity of the 300mm manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems. The incorporation of smaller features sizes, copper interconnects technology and optical critical dimension technology is expected to result in increased demand. Our strategy is to continue to innovate organically as well to evaluate strategic acquisitions in order to address business challenges and opportunities.

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

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and also software that is incidental to the products. For product sales to existing customers, revenue recognition generally occurs at the time of shipment, as our terms are FOB shipping point, if we have met defined customer acceptance experience levels with both the customer and the specific type of equipment. All other product revenue is recognized upon customer acceptance including deemed acceptances. In Japan, where risk of loss and title transfers to the customer upon customer technical acceptance, our policy is that revenue is recognized upon customer technical acceptance.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process, which is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment has occurred, compares the fair value of our reportable segment (which we have determined to be our reporting unit) to its carrying value, including the goodwill related to the segment. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 144, in determining the fair value of the respective businesses.

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

Results of Operations

Quarters ended June 30, 2007 and July 1, 2006

Total net revenues. Our net revenues were comprised of the following categories:

	Three-Months Ended		Percentage Change	Six-Months Ended		Percentage Change
	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
Automated systems	$20,413	$12,948	57.7%	$49,413	$21,260	132.4%
Integrated systems	12,319	7,173	71.7%	15,845	14,833	6.8%

Total product revenue	32,732	20,121	62.7%	65,258	36,093	80.8%
Service	4,603	3,277	40.5%	9,192	6,273	46.5%

Total net revenues	$37,335	$23,398	59.6%	$74,450	$42,366	75.7%

For the three- and six-month periods ended June 30, 2007 net revenues from automated systems increased over the comparable period of 2006 by 58% and 132%, respectively, primarily as a result of higher revenues of Accent and Soluris related products totaling $7.4 million and $12.7 million respectively. In addition the higher revenue reflects demand for our automated products as semiconductor manufacturers continue to increase their manufacturing capacity. Revenues from our integrated systems increased 72% and 7% for the three- and six-month periods ended June 30, 2007 over the comparable periods of 2006 as we recognized $4.6 million of revenue which had been deferred in previous quarters as revenue recognition criteria was satisfied. Service revenue increased by $1.3 million during the three-month period ended June 30, 2007 over the comparable period of 2006, as a result of our Accent and Soluris acquisitions which contributed to higher sales of parts and services, due in part to a larger installed base of systems.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three-Months Ended		Six-Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Products	50%	47%	48%	48%

Services	(5)%	(23)%	(16)%	(5)%

The product gross margin for the three-month period ended June 30, 2007 increased from the comparable period of 2006 as we continue to reduce costs associated with product reliability, complete the integration of our 2006 acquisitions of Accent and Soluris and to higher proportionate sales of our integrated systems. The negative gross margin for our services line of business decreased in the second quarter of 2007 as we have increased our focus on controlling expenses including personnel, personnel related expenses and material costs as compared to 2006. However, we have not been able to fully recover the costs associated with meeting our customers’ increasing service demands. Management is currently evaluating the negative margins in our service line of business and if performance does not improve significantly, we may incur charges in the future to write-down the goodwill and intangible assets associated with the service line of business.

Operating expenses. Our operating expenses were comprised of the following categories (in thousands):

	Three-Months Ended		Change		Six-Months Ended		Change
	June 30, 2007	July 1, 2006			June 30, 2007	July 1, 2006
Research and development	$4,739	$3,062	$1,677	55%	$9,325	$5,590	$3,735	67%
Selling	4,668	3,865	803	21%	10,033	6,955	3,078	44%
General and administrative	4,762	4,306	456	11%	11,755	8,856	2,899	33%
Amortization of intangible assets	1,663	159	1,504	946%	3,212	238	2,974	1250%

Total operating expenses	$15,832	$11,392	$4,440	39%	$34,325	$21,639	$12,686	59%

Research and development. Research and development expenses increased by $1.7 million and $3.7 million for the three- and six-month periods ended June 30, 2007, respectively, over the comparable periods in 2006 due to the headcount and related development expenses associated with our acquisitions of Accent and Soluris, respectively.

In the United States and United Kingdom, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain a competitive position.

Selling. Selling expenses increased $0.8 million and $3.1 million for the three- and six-month periods ended June 30, 2007 over the comparable periods of 2006 due primarily to additional headcount related expenses of $0.5 million and $2.1 million, respectively, associated with the acquisitions of Accent and Soluris.

General and administrative. General and administrative expenses increased by $0.5 million for the three-month period ended June 30, 2007 over the comparable period in 2006. The increase was primarily due to additional costs of $0.3 million associated with an expanded management team due to the acquisitions of Soluris, termination charges of certain senior executives of $0.3 million, recruiting and consulting fees of $0.4 million. These increases were partially offset by lower stock-basec compensation charges of $0.4 million. For the six-month period ended June 30, 2007 general and administrative expenses increased $2.9 million over the comparable period in 2006. The increase in general and administrative expenses was primarily due to additional costs of $0.9 million associated with an expanded management team due to the acquisitions of Accent and Soluris, termination charges of certain senior executives of $0.8 million, and consulting, travel and recruiting expenses of $0.7 million. These increases were partially offset by lower regulatory and compliance costs of $0.5 million.

Amortization of intangible assets: For the three- and six-month periods ended June 30, 2007 the increase in amortization of intangible assets of $1.5 million and $3.0 million over the comparable periods of 2006 reflects the amortization expense associated with the intangible assets acquired from our acquisition of Accent on July 21, 2006 and the write-off of $0.3 million of intangible assets associated with the sale of our Diva product line in June 2007.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended				Six-Months Ended
	June 30, 2007	July 1, 2006	Change		June 30, 2007	July 1, 2006	Change
Interest income	$29	$299	$(270)	(90)%	$51	$631	$(580)	(92)%
Interest expense	(46)	(18)	(28)	156%	(85)	(31)	(54)	174%
Other income (loss)	(541)	238	(779)	(327)%	(422)	273	(695)	(255)%

Total other income ( expense)	$(558)	$519	$(1,077)	(208)%	$(456)	$873	$(1,329)	(152)%

The lower interest income is due to lower average cash and cash equivalent balances. Interest expenses is relate to our debt obligations in Japan and the United Kingdom and the factoring of receivables in Japan. We incurred foreign exchange losses due to exchange rate fluctuations associated with extensive inter-company balances between our various global entities.

Provision/credit for income taxes. The benefit for income taxes for both the three- and six-month periods ended June 30, 2007 of $0.1 million was the result of foreign taxes of $0.2 million and $0.4 million, respectively offset by $0.3 million and $0.5 million, respectively, of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. Our provision for income taxes for the three- and six-month periods ended July 1, 2006 was primarily a result of foreign income taxes. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Liquidity and Capital Resources

At June 30, 2007, our cash and cash equivalents totaled $15.4 million compared to $8.0 million as of December 30, 2006. At June 30, 2007, we had working capital of $48.8 million compared to $49.7 million at December 30, 2006. The current ratio at June 30, 2007 was 2.5 to 1.

Operating activities provided cash of $6.0 million for the six-month period ended June 30, 2007 resulting from decreases in net working capital of $4.2 million and certain non-cash charges including $4.6 million associated with amortization and depreciation and, $1.9 million in stock-based compensation offset by our net loss of $4.7 million. For the six-months ended June 30, 2007, cash provided from the reduction of working capital were primarily driven by reduction of inventory levels of $4.4 million and increases in accounts payable and accrued liabilities of $4.0 million offset by increases in accounts receivable of $2.5 million due to higher revenue. For the six-month period ended July 1, 2006 net cash used in operating activities was $4.0 million comprised of a net loss of $3.5 million, increases in working capital of $4.0 million offset by non-cash expenses of depreciation and amortization of $1.2 and stock-based compensation of $2.0 million. For the six-months ended July 1, 2006, uses of cash for working capital were primarily driven by higher accounts receivable of $3.5 million from increased product shipments and increased inventory levels of $3.7 million primarily as a function of management’s objective to meet higher expected demand in the coming quarter.

Investing activities for the six-month period ended June 30, 2007 used $0.7 million for capital equipment acquisitions. Cash used by investing activities was $6.3 million in the first half of 2006, due to cash outlays of $6.8 million related to our acquisition of Soluris and deferred acquisition costs of $4.4 million associated with our merger with Accent partially offset, by maturities of short-term investments in the amount of $5.0 million.

For the six-month period ended June 30, 2007, financing activities provided cash of $2.3 million from the sale of stock from employee stock plans and purchase plan of $2.6 million offset by the repayment of debt of $0.3 million. For the six-month period ended July 1, 2006 cash used for financing activities were comprised of repayment of debt of $1.4 million partially offset by the sale of stock from the sale of stock from employee stock plans and purchase plan of $0.8 million.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. For example, recently our Board of Directors authorized a stock repurchase program of up to $4 million. However, we believe working capital including cash and cash equivalents and funds available to us under our line of credit; will be sufficient to meet our needs through at least the next twelve months. However, we may require additional cash to fund acquisitions or investment opportunities or other events may arise in the future. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2007 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

Customer demand for our products is inelastic and has led to fluctuations in revenue from period to period and is expected to continue to do so.

Our operating results have varied significantly from period to period due to the inelastic nature of our products. The majority of our business depends upon the capital expenditures of semiconductor device and equipment manufacturers. These manufacturers’ capital expenditures, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry has historically experienced periodic downturns. These downturns have often resulted in substantial decreases in the demand for semiconductor manufacturing equipment, including metrology systems. We have found that the resulting decrease in capital expenditures has typically been more pronounced than the downturn in semiconductor device industry revenues. We expect the inelastic nature of our products, and therefore, our business, to continue in the foreseeable future.

We depend on OEM suppliers for sales of our integrated metrology systems, and the loss of our OEM suppliers as a customer could harm our business.

We believe that sales of integrated metrology systems will continue to be an important source of our revenues. Sales of our integrated metrology systems depend upon the ability of OEMs to sell semiconductor equipment products that include our metrology systems as components. If our OEMs are unable to sell such products, or if they choose to focus their attention on products that do not integrate our systems, our business could suffer. If we were to lose our OEMs as a customer for any reason, our ability to realize sales from integrated metrology systems would be significantly diminished, which would harm our business.

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

In March 2007, our President and Chief Executive Officer resigned, and a President and Chief Executive Officer was named. In April 2007, our Chief Financial Officer left the Company, and an interim Chief Financial Officer was named. We have been in the process of conducting a search for these executives’ successors and have recently announced the hiring of a new Chief Executive Officer. While we are confident in the interim officers’ abilities to manage the Company, our business may be affected during the transition period. Furthermore, we must be able to identify, hire and retain key personnel. If we fail to attract, motivate and retain qualified senior management personnel, our business could be harmed and our ability to implement our strategy compromised.

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

During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems range in price from approximately $200,000 to over $1,000,000 per system, our integrated metrology systems range in price from approximately $80,000 to $400,000 per system. Accordingly, a small change in the number or mix of systems that we sell could cause significant changes in our operating results.

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

We produce all of our systems in our manufacturing facilities located in Milpitas, California, and beginning with our acquisition of Accent in July 2006, in York, England. To a lesser extent, we also manufacture through our subsidiary in South Korea and contract manufacturers in Japan and China. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

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

Our quarterly operating results have varied significantly in the past and are likely to vary in the future, which volatility could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

•	changes in customer demand for our systems;

•	economic conditions in the semiconductor industries;

•	the timing, cancellation or delay of customer orders and shipments;

•	market acceptance of our products and our customers’ products;

•	our ability to recover the higher costs associated with meeting our customers’ increasing service demands;

•	competitive pressures on product prices and changes in pricing by our customers or suppliers;

•	the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;

•	the timing of acquisitions of businesses, products or technologies;

•	the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels; and

•	fluctuations in foreign currency exchange rates, particularly the Japanese yen and the Great British Pound.

If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our common stock would likely decline.

We are highly dependent on international sales and operations, which exposes us to foreign political and economic risks.

Sales to customers in foreign countries accounted for approximately 53.9%, 66.7% and 71.8% of our total net revenues in 2006, 2005 and 2004, respectively. We maintain facilities in Japan, Taiwan, United Kingdom, South Korea and the European Union. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as: regulatory limitations imposed by foreign governments, obstacles to the protection of our intellectual property, political, military and terrorism risks, disruptions or delays in shipments caused by customs brokers or other government agencies, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences resulting from changes in tax laws. If any of these risks materialize and we are unable to manage them, our international sales and operations would suffer.

We are exposed to fluctuations in the exchange rates of foreign currency.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With our operations in Japan, South Korea, United Kingdom, Taiwan, the European Union and Singapore, a significant percentage of our cash flows are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flow.

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

ITEM 6.	EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

10	Material Contracts Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(2)	Registrant’s Incentive Cash Award Program

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Bruce C. Rhine, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Quentin B. Wright, interim principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Bruce C. Rhine, principal executive officer of the Registrant, and Quentin B. Wright, interim principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2006
(2)	Incorporated by reference to the Registrant’s Current Reports on Form 8-K filed May 31, 2007 and August 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ Quentin B. Wright
Quentin B. Wright
Chief Financial Officer

Dated: August 9, 2007