Form 10-Q
period 2007-09-29
NANOMETRICS INC
filed 2007-11-08
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

As of November 2, 2007, there were 18,643,478 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 29, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,874	$7,957
Accounts receivable, net of allowances of $468 and $841, respectively	34,157	24,888
Inventories	33,149	43,601
Prepaid expenses and other	4,841	3,639

Total current assets	87,021	80,085
Property, plant and equipment, net	44,230	43,294
Goodwill and indefinite lived intangible asset	52,885	55,217
Intangible assets, net	23,085	27,583
Other assets	1,719	1,985

Total assets	$208,940	$208,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,066	$9,155
Accounts payable to related party	—	181
Accrued payroll and related expenses	5,123	5,227
Deferred revenue and product margin	1,840	6,239
Other current liabilities	9,724	8,381
Income taxes payable	447	695
Current portion of debt obligations	145	486

Total current liabilities	30,345	30,364
Deferred income taxes	1,582	1,848
Debt obligations and other long-term liabilities	715	1,321

Total liabilities	32,642	33,533

Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 18,577,546 and 18,141,589 respectively, issued and outstanding	19	18
Additional paid-in capital	185,727	182,096
Accumulated deficit	(12,642)	(9,909)
Accumulated other comprehensive income	3,194	2,426

Total stockholders’ equity	176,298	174,631

Total liabilities and stockholders’ equity	$208,940	$208,164

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues:
Products	$33,306	$24,772	$98,564	$60,865
Service	5,341	4,319	14,533	10,592

Total net revenues	38,647	29,091	113,097	71,457

Costs of net revenues:
Cost of products	16,773	12,935	50,628	31,405
Cost of service	4,791	4,780	15,459	11,340

Total costs of net revenues	21,564	17,715	66,087	42,745

Gross profit	17,083	11,376	47,010	28,712
Operating expenses:
Research and development	4,661	4,208	13,986	9,798
Selling	4,603	5,079	14,636	12,034
General and administrative	4,783	5,447	16,538	14,303
Amortization of intangible assets	1,285	2,435	4,497	2,673
Restructuring charge	2,128	—	2,128	—
Gain on sale of assets	(2,100)	—	(2,100)	—

Total operating expenses	15,360	17,169	49,685	38,808

Income (loss) from operations	1,723	(5,793)	(2,675)	(10,096)

Other income (expense)
Interest income	69	156	121	787
Interest expense	(56)	(13)	(141)	(44)
Other, net	382	(648)	(40)	(375)

Total other income (expense), net	395	(505)	(60)	368

Income (loss) before provision (benefit) for income taxes	2,118	(6,298)	(2,735)	(9,728)
Provision (benefit) for income taxes	110	268	(2)	316

Net income (loss)	$2,008	$(6,566)	$(2,733)	$(10,044)

Net income (loss) per share:
Basic	$0.11	$(0.40)	$(0.15)	$(0.71)

Diluted	$0.11	$(0.40)	$(0.15)	$(0.71)

Shares used in per share calculation:
Basic	18,278	16,573	17,931	14,226

Diluted	18,676	16,573	17,931	14,226

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine-Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(2,733)	$(10,044)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,983	4,374
Stock-based compensation	2,749	3,411
Gain on sale of assets	(2,100)	—
Non-cash portion of restructuring charge	1,910	—
Changes in assets and liabilities:
Accounts receivable	(8,949)	1,335
Inventories, net	4,587	(9,833)
Prepaid expenses and other	(984)	(1,831)
Other assets	183	—
Accounts payable, accrued and other liabilities	5,692	(4,512)
Deferred revenue and product margin	(4,342)	8,501
Income taxes payable	(103)	183

Net cash provided by (used in) operating activities	2,893	(8,416)

Cash flows from investing activities:
Purchase of certain net assets in connection with acquisitions, net of cash received	—	(7,477)
Sales/maturities of short-term investments	—	4,949
Purchase of property, plant and equipment	(1,045)	(435)
Proceeds from sale of assets	3,863	—

Net cash provided by (used in) investing activities	2,818	(2,963)

Cash flows from financing activities:
Repayments of debt obligations	(1,500)	(15,383)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,118	1,083
Repurchase of common stock	(198)	—

Net cash provided by (used in) financing activities	1,420	(14,300)
Effect of exchange rate changes on cash and cash equivalents	(214)	360

Net increase (decrease) in cash and cash equivalents	6,917	(25,319)
Cash and cash equivalents, beginning of period	7,957	40,445

Cash and cash equivalents, end of period	$14,874	$15,126

Supplemental disclosure of cash flow information:
Cash for interest	$122	$38
Cash paid (refunded) for income taxes	$175	$(43)
Capitalization of inventory as property, plant and equipment	$5,775	$—
Goodwill adjustment	$2,332	$—
Fair value of Nanometrics shares issued to Accent stockholders	$—	$67,481
Fair value of Nanometrics shares issuable to former Accent optionees	$—	$344

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

Reclassification – For the consolidated balance sheet as of December 30, 2006, Nanometrics reclassified $4.2 million from inventories to deferred revenue and product margin to conform to the current period’s presentation. In addition, the Company reclassified the amortization of intangible assets previously included in cost of product and selling expenses to a separate line on the Company’s consolidated statement of operations. Amounts reclassified were $2.4 million and $2.7 million for the three- and nine-month periods ended September 30, 2006, respectively.

Note 2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No.159 permits all entities to choose to measure eligible assets and liabilities at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact of the adoption of the provisions of SFAS No. 159.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. The Company’s adoption of the provisions of FIN 48 on December 31, 2006 did not have a material impact on its financial condition or results of operations. The application of this Interpretation requires a two-step process that separates recognition from measurement. The first step is determining whether a tax position has met the recognition threshold; the second step is measuring a tax position that meets the recognition threshold. The recognition threshold is met when the taxpayer (the reporting enterprise) concludes that it is more likely than not that the taxpayer will sustain the benefit taken or expected to be taken in the tax return in a dispute with taxing authorities if the taxpayer takes the dispute to the court of last resort. Upon implementing FIN 48 and performing the analysis, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the condensed consolidated financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

Note 3. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at rates ranging from 1.375% to 1.875% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. During the three- and nine-month periods ended September 29, 2007, the Company sold $5.7 million and $15.2 million of receivables, respectively, under the terms of the agreement. For the three- and nine-month periods ended September 30, 2006, the Company sold $2.5 million and $6.2 million, respectively, of receivables under the terms of the agreement. There were no material gains or losses on the sale of such receivables. There were no amounts due from the financial institution at September 29, 2007 and December 30, 2006.

Note 4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Raw materials and sub-assemblies	$19,793	$20,227
Work in process	7,213	9,693
Finished goods	6,143	13,681

Total inventories	$33,149	$43,601

During the second quarter of 2007, the Company determined that certain demonstration/evaluation equipment would no longer be marketed to be sold. Accordingly, equipment totaling $5.8 million was transferred from inventory to property, plant and equipment.

Note 5. Related Party Transactions

A former member of the Company’s executive staff, who left the Company in April 2007, is a significant shareholder of a major supplier of assembly parts to the Company. Purchases of assembly parts from the related party were $0.6 million for the three-month period ended March 31, 2007 and $1.9 million and $4.6 million in the three- and nine-month periods ended September 30, 2006, respectively. Consulting services received from the related party were $0.2 million for the three-month period ended March 31, 2007 and $0.2 million and $0.5 million for the three- and nine-month periods ended September 30, 2006, respectively. The balance of amounts prepaid to the supplier was $0.3 million at December 30, 2006, respectively. Amounts due to the related party as of December 30, 2006 was $0.2 million. Accordingly, this vendor is no longer a related party since April 1, 2007.

Note 6. Acquisitions, Goodwill and Intangible Assets

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

In connection with the Accent acquisition, the Company deposited 486,500 shares of its common stock exchanged in the Accent transaction into an escrow account that was available to compensate Nanometrics if it was entitled to indemnification under the merger agreement. The merger agreement provided that Accent stockholders would indemnify Nanometrics with respect to any transaction expenses incurred by Accent in excess of $4.2 million. During the third quarter of 2007, the Company filed a claim on the escrow shares for $1,037,000 for transaction expenses in excess of the $4.2 million. Accordingly, 146,826 shares of common stock deposited into escrow will be retained by the Company with the remainder of shares in escrow to be distributed to the former Accent stockholders. As the original valuation of Accent included the value of the common stock shares deposited into escrow, the Company recorded an adjustment to goodwill of $2.0 million during the three-month period ended September 29, 2007 equal to the original valuation of the common stock shares retained.

The Company has recorded goodwill totaling $52.5 million as a result of the Company’s acquisition of Soluris and Accent.

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. On March 15, 2006, as a result of the Company’s acquisition of Soluris, the Company acquired a trademark with a value of $0.4 million with an indefinite life.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 29, 2007 and December 30, 2006 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
September 29, 2007
Developed technology acquired in business combinations	$9,800	$1,709	$8,091
Customer relationships	15,700	3,870	11,830
Brand names	3,600	628	2,972
Patented technology	1,790	1,598	192
Backlog	3,131	3,131	—
Non-compete agreement	50	50	—
Other	250	250	—

Total	$34,321	$11,236	$23,085

December 30, 2006
Developed technology acquired in business combinations	$9,800	$607	$9,193
Customer relationships	15,700	1,373	14,327
Brand names	3,600	216	3,384
Patented technology	1,790	1,406	384
Backlog	3,131	2,846	285
Non-compete agreement	50	40	10
Other	250	250	—

Total	$34,321	$6,738	$27,583

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which are amortized over one year. In the three-month period ended June 30, 2007, the Company wrote-off $0.3 million of intangible assets in conjunction with the sale of a product line obtained in the Accent acquisition. Total amortization expense for the three-month periods ended September 29, 2007 and September 30, 2006 was $1.3 million and $2.4 million, respectively, and for the nine-month periods ended September 29, 2007 and September 30, 2006 was $4.5 million and $2.7 million, respectively.

The estimated future amortization expense as of September 29, 2007 is as follows (in thousands):

Fiscal Years
2007 (remaining three months)	$1,284
2008	4,881
2009	4,257
2010	3,675
2011	3,201
2012 and thereafter	5,787

Total amortization	$23,085

Soluris Inc.

On March 15, 2006, Nanometrics acquired Soluris Inc., (“Soluris”) a Concord, Massachusetts-based privately held corporation focused on overlay and CD measurement technology. The acquisition of Soluris, which was renamed Nanometrics IVS Division, is expected to enhance Nanometrics’ line of overlay products and provide access to new customers. Under the terms of the merger agreement, which was an all-cash transaction, the total consideration to purchase all the outstanding stock of Soluris was $7.0 million including $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

If the Company had acquired Soluris at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2006
Net revenues	$29,091	$72,572
Net loss	$(6,566)	$(10,702)
Net loss per share:
Basic	$(0.40)	$(0.75)
Diluted	$(0.40)	$(0.75)

Accent Optical Technologies, Inc.

On July 21, 2006, Nanometrics completed its acquisition of Accent Optical Technologies, Inc. (“Accent”), a Bend Oregon-based privately held corporation focused on overlay and thin film metrology and process control systems. Nanometrics acquired Accent to enhance Nanometrics’ line of overlay and thin film products and to provide access to new customers, especially in Europe. Under the terms of the merger agreement relating to the acquisition, the total purchase price of $72.6 million includes the exchange of Nanometrics common stock valued at $67.5 million, assumed stock options with a fair value of $0.3 million, a loan made to Accent prior to completion of the acquisition of $2.5 million and direct transaction costs of $2.2 million. The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The results of operations of Accent were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

If the Company had acquired Accent at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2006
Net revenues	$30,232	$96,595
Net loss	$(8,096)	$(13,238)
Net loss per share:
Basic	$(0.49)	$(0.93)
Diluted	$(0.49)	$(0.93)

Note 7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Accrued warranty	$4,721	$4,349
Accrued professional services	787	1,912
Consumption tax payable	1,680	599
Other	2,536	1,521

Total other current liabilities	$9,724	$8,381

Note 8. Stockholders’ Equity

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period, including contingently issuable shares and certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations is as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Weighted average common shares outstanding used in basic net loss per share computation	18,278	16,573	17,931	14,226
Contingently issuable shares in connection with the Accent acquisition	276	—	—	—
Potential dilutive common stock equivalents, using treasury stock method	122	—	—	—

Shares used in diluted net loss per share computation	18,676	16,573	17,931	14,226

For the three- and nine-month periods ended September 29, 2007 and September 30, 2006, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.7 million and 2.4 million in the three-month periods ended September 29, 2007 and September 30, 2006, respectively, and were 2.7 million and 2.0 million in the nine-month periods ended September 29, 2007 and September 30, 2006, respectively.

During the third quarter of 2007 the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $4.0 million of shares of its common stock. The Company repurchased $0.2 million of its common stock or 26,455 common shares at an average price of $7.47 per share.

Note 9. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock puchase plans under SFAS 123R for the three- and nine-month periods ended September 29, 2007 and September 30, 2006 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of products	$103	$82	$216	$225
Cost of service	103	84	268	209
Research and development	231	362	762	915
Selling	140	276	577	670
General and administrative	296	601	926	1,392

Total stock-based compensation expense related to employee stock options and employee stock purchases	$873	$1,405	$2,749	$3,411

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of options granted was calculated using the simplified method allowed by SAB 107. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock Options
Expected life	4.5 years	4.5 years	4.4 years	4.5 years
Volatility	58.4%	72.73%	59.8%	73.3%
Risk free interest rate	5.15%	4.90%	5.10%	4.80%

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	34.0%	42.7%	37.9%	40.9%
Risk free interest rate	2.20%	2.43%	3.12%	2.06%
Dividends	—	—	—	—

The weighted average fair value per share of the stock options awarded in the three- and nine-months ended September 29, 2007 was $2.04 and $2.10, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the quarter ended September 29, 2007 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2006	1,081,900	3,826,806	$10.60
Shares added through 2005 Option Plan	544,248	—	—
Exercised	—	(553,687)	$5.84
Granted	(1,251,033)	1,251,033	$6.68
Cancelled	1,371,720	(1,393,158)	$11.06

Outstanding at September 29, 2007	1,746,835	3,130,994	$9.92	5.3	$3,479

Exercisable at September 29, 2007		1,357,629	$11.08	3.7	$1,241

During the third quarter, the Company allocated 70,000 Restricted Stock Units (“RSUs”) to key management employees with varying vesting periods spanning from one to three years. As of September 29, 2007, there were 70,000 RSUs granted and outstanding which is included in the preceding summary of activity table.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.97 as of September 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three- and nine-month periods ended September 29, 2007 was $0.1 million and $0.4 respectively, and for the three- and nine-month periods ended September 30, 2006 was $0.3 million and $0.9 million, respectively. The fair value of options vested for the three- and nine-month periods ended September 29, 2007 was $1.7 million and $4.8 million, respectively, and for the three- and nine-month periods ended September 30, 2006 was $1.5 million and $2.4 million, respectively.

Note 10. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income (loss)	$2,008	$(6,566)	$(2,733)	$(10,044)
Foreign currency translation adjustments, net of tax	678	305	768	853

Total comprehensive income (loss)	$2,686	$(6,261)	$(1,965)	$(9,191)

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

	Nine-Months Ended
	September 29, 2007	September 30, 2006
Balance as of beginning of period	$4,349	$1,440
Warranties assumed	—	1,038
Actual warranty cost	(2,989)	(1,694)
Provision for warranty	3,361	3,503

Balance as of end of period	$4,721	$4,287

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited condensed consolidated balance sheets as of September 29, 2007 and December 30, 2006.

Note 12. Restructuring Charge

During the third quarter of 2007, the Company announced it would close its Milpitas, California machine shop and plating facility as part of its strategy to reverse its manufacturing vertical integration and lower its breakeven point. In conjunction with this closure, Nanometrics recorded a restructuring charge in an amount of $2.1 million consisting of $1.9 million write-down of property, plant and equipment, $0.1 million for professional fees and $0.1 million for severance payments.

	Professional Fees	Severance and Other Benefits	Property, Plant and Equipment	Total
Restructuring charges recorded during the third quarter of 2007	$126	$92	$1,910	$2,128
Non-cash charges			(1,910)	(1,910)
Cash paid during the third quarter of 2007	(84)	(84)	—	(168)

Reserve balance at September 29, 2007	$42	$8	$—	$50

The Company anticipates that the remaining restructuring reserve balance of $0.1 million will be paid out or utilized by the last quarter of the year 2007. The balance is reflected in “Accounts payable” in the accompanying unaudited condensed consolidated balance sheet.

Note 13. Gain on the Sale of Assets

As of June 30, 2007, the Company included $1.9 million in “Assets held for sale” in its unaudited condensed consolidated balance sheet representing a parcel of land and building in Japan and a condominium in California. In August 2007 Nanometrics entered into a contract to sell the Japanese land and building and realized a gain on the sale of $1.1 million. In addition, the sale of the condominium in California was consummated in July 2007 and the Company realized a gain of $0.2 million in the third quarter of 2007. The Company also sold other non-strategic assets during the three-month period ended September 29, 2007 realizing a gain of $0.8 million.

Note 14. Income Taxes

The income taxes provision of $0.1 million for the three-month period ended September 29, 2007 was the result of foreign taxes of $0.2 million offset by $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. The Company’s benefit for income taxes for the nine-month period ended September 30, 2006 was $2,000. In the future, the Company will continue to review its expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

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

Note 16. Geographic and Significant Customer Information

The Company’s operating divisions consist of geographically based entities in the United States, Europe, Japan, South Korea, China and Taiwan. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, the Company operates in one reportable segment: the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Total net revenues:
United States	$9,413	$8,681	$20,790	$24,572
Japan	12,970	5,172	31,718	12,622
South Korea	5,440	9,416	28,859	23,611
Taiwan	829	387	7,531	2,721
China	5,840	3,856	10,307	4,970
Europe	2,897	1,503	12,374	2,083
All other	1,258	76	1,518	878

Total net revenues*	$38,647	$29,091	$113,097	$71,457

*	Net revenues are attributed to countries based on the deployment and service locations of systems. Certain geographical revenues have been reclassed to conform to the current period presentation.

	September 29, 2007	September 30, 2006
Long lived assets
United States	$37,345	$37,410
Japan	1,118	2,377
South Korea	5,456	4,903
Taiwan	182	101
Europe	1,793	624

Total long lived assets**	$45,894	$45,415

**	Long-lived assets include tangible assets only.

As of September 29, 2007, one customer, Hynix Semiconductor, Inc. (“Hynix”), accounted for 10.6% of total accounts receivable. As of December 30, 2006, no customer accounted for 10% or more of total accounts receivable.

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended			Nine-Months Ended
	September 29, 2007		September 30, 2006	September 29, 2007		September 30, 2006
Samsung Electronics Co. Ltd.	11.4%		16.8%	16.3%		20.2%
Hynix	*	**	27.5%	12.7%		16.7%
Toshiba	11.1%		* **	*	**	* **
Applied Materials Inc.	*	**	13.6%	*	**	21.6%

***	The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital expenditures by manufacturers of semiconductors and their suppliers are critical to our success. The demand by these manufacturers and suppliers is driven by the expected market demand for new products and new applications. The increasing complexity of the 300mm manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems. The incorporation of smaller features sizes, copper interconnects technology and optical critical dimension technology is expected to result in increased demand. Our strategy is to continue to innovate organically and to evaluate strategic acquisitions in order to address business challenges and opportunities.

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

Critical Accounting Policies

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to The Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2007.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process, which is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment has occurred, compares the fair value of our reportable segment (which we have determined to be our reporting unit) to its carrying value, including the goodwill related to the segment. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 144, in determining the fair value of the respective businesses.

Our fair value estimates, are based on the extensive use of management’s estimates and assumptions, and the result of these processes can have a significant impact on our future operating results.

Income Tax Assets and Liabilities – We account for income taxes based on SFAS 109, “Accounting for Income Taxes”, whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. We evaluate the deferred tax assets on a quarterly basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. Our income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in our valuation allowance.

Stock-Based Compensation – Upon adoption of SFAS 123(R) on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by Staff Accounting Bulletin 107. The expected volatility is based on the historical volatility of our stock price.

Restructuring Charge – During the three-month period ended September 29, 2007, we implemented a restructuring program based on our business strategy and recorded a significant accrual in connection with the restructuring program. In connection with the plan we have recorded estimated expenses for severance and other costs, asset write-offs and other restructuring costs. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, generally costs associated with restructuring activities have been recognized when they are incurred rather than the date of a commitment to an exit or disposal plan. In addition post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS112, “Employer’s Accounting Post-Employment Benefits”. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring process involves periodic reassessments of the estimates made at the time the original decisions were made, including evaluating market conditions for expected disposals of assets and vacancy of space. Although we believe that these estimates accurately reflects the costs of the restructuring programs, actual results may vary or differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Results of Operations

Periods ended September 29, 2007 and September 30, 2006

Total net revenues. Our net revenues were comprised of the following categories:

	Three-Months Ended		Percentage Change	Nine-Months Ended		Percentage Change
	September 29, 2007	September 30, 2006		September 29, 2007	September 30, 2006
Automated systems	$25,824	$19,076	35%	$75,237	$40,336	87%
Integrated systems	7,482	5,696	31%	23,327	20,529	14%

Total product revenue	33,306	24,772	34%	98,564	60,865	62%
Service	5,341	4,319	24%	14,533	10,592	37%

Total net revenues	$38,647	$29,091	33%	$113,097	$71,457	58%

For the three- and nine-month periods ended September 29, 2007 net revenues from automated systems increased over the comparable periods of 2006 by 35% and 87%, respectively, and revenues from our integrated systems increased 31% and 14% for the three- and nine-month periods ended September 29, 2007 over the comparable periods of 2006. The increase in net revenue reflects demand for our automated and integrated products as semiconductor manufacturers continue to increase their manufacturing capacity. Also contributing to the higher revenues were combined incremental revenues from Accent and Soluris related products for the three- and nine-month periods ended September 29, 2007 of $3.5 million and $19.7 million, respectively, over the comparable periods of 2006. Service revenue increased by $1.0 million and $4.0 million during the three- and nine-month periods ended September 29, 2007 over the comparable periods of 2006, as a result of our Accent and Soluris acquisitions which contributed to higher sales of parts and services, due in part to a larger installed base of systems. In addition, we experienced a higher level of in-the-field tool upgrades than in previous periods.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three-Months Ended		Nine-Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Products	50%	48%	49%	48%
Services	10%	(11)%	(6)%	(7)%

The product gross margin for the three-month period ended September 29, 2007 increased from the comparable period of 2006 as we continue to reduce costs associated with product reliability and completed the integration of our 2006 acquisitions of Accent and Soluris. The gross margin for our services line of business increased to 10% in the third quarter of 2007 as compared to a negative gross margin of 11% for the comparable period of 2006. The increase in gross margin reflects the higher level of in-the-field tool upgrades which provide favorable margins and our focus on controlling expenses including personnel, personnel related expenses and material costs as compared to 2006. Management is continuing to evaluate the historical negative margins in our service line of business and if performance does not improve significantly, we may incur charges in the future to write-down the goodwill and intangible assets associated with the service line of business.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 29, 2007	September 30, 2006	Change		September 29, 2007	September 30, 2006	Change
Research and development	$4,661	$4,208	$453	11%	$13,986	$9,798	$4,188	43%
Selling	4,603	5,079	(476)	(9)%	14,636	12,034	2,602	22%
General and administrative	4,783	5,447	(664)	(12)%	16,538	14,303	2,235	16%
Amortization of intangible assets	1,285	2,435	(1,150)	(47)%	4,497	2,673	1,824	68%
Restructuring charge	2,128	—	2,128	—	2,128	—	2,128	—
Gain on sale of assets	(2,100)	—	(2,100)	—	(2,100)	—	(2,100)	—

Total operating expenses	$15,360	$17,169	$(1,809)	(11)%	$49,685	$38,808	$10,877	28%

Research and development. Research and development expenses increased by $0.5 million and $4.2 million for the three- and nine-month periods ended September 29, 2007, respectively, over the comparable periods in 2006 due to the headcount and related development expenses associated with our acquisitions of Accent in July 2006 and Soluris in March 2006.

In the United States and United Kingdom, our research and development efforts are focused on semiconductor metrology. In South Korea, our research and development efforts are focused on the overlay metrology. We are committed to the development of new and enhanced products and believe that new product introductions are required for us to maintain a competitive position.

Selling. Selling expenses decreased $0.5 million for the three-month period ended September 29, 2007 over the comparable period of 2006 due primarily from reduction of personnel and personnel related expenses. However, selling expenses increased $2.6 million for the nine-month period ended September 29, 2007 over the comparable period of 2006 reflecting expenses for the full nine-month period in 2007 related to the additional headcount and related expenses associated with the acquisitions of Accent in July 2006 and Soluris in March 2006.

General and administrative. General and administrative expenses decreased by $0.7 million for the three-month period ended September 29, 2007 over the comparable period in 2006. The decrease was primarily due to lower legal expenses of $0.4 million as we settled the patent litigation with Nova in April 2006 and to lower stock-based compensation of $0.3 million. For the nine-month period ended September 29, 2007 general and administrative expenses increased $2.2 million over the comparable period in 2006 primarily due to additional costs of $1.2 million associated with an expanded management team due to the acquisitions of Accent and Soluris, termination charges of certain senior executives of $0.8 million, consulting, travel and recruiting expenses of $0.9 million and costs associated with enhancing our internal information technology infrastructure of $0.4 million. These increases were partially offset by lower regulatory and compliance costs of $1.0 million and stock-based compensation charges of $0.5 million.

Amortization of intangible assets. Amortization of intangible assets for the three-month period ended September 29, 2007 decreased $1.1 million due primarily to the high amortization charges incurred in the comparable period of 2006 related to the backlog intangible asset acquired with the Accent acquisition, which was fully amortized by the second quarter of 2007. Amortization of intangible assets for the nine-month period ended September 29, 2007 increased $1.8 million from the comparable period in 2006 due primarily to incurring amortization charges for the full nine-month period in 2007 as compared to incurring amortization charges for only a part of the comparable period in 2006 as the Soluris acquisition closed in March 2006 and the Accent acquisition closed in July 2006.

Restructuring charge. During the third quarter of 2007, we announced that we would close our Milpitas, California machine shop and plating facility as part of our mission to reverse our manufacturing vertical integration and lower our breakeven point. In conjunction with this closure, we recorded a restructuring charge in an amount of $2.1 million consisting of $1.9 million write-down of property, plant and equipment, $0.1 million for professional fees and $0.1 million for severance payments.

We anticipate the remaining restructuring reserve balance of $0.1 million will be paid out or utilized by the last quarter of the year 2007. The balance is reflected in “Accounts payable” in the accompanying unaudited condensed consolidated balance sheet.

Gain on the sale of assets. As of June 30, 2007, we reflected $1.9 million in “Assets held for sale” in our unaudited condensed consolidated balance sheet representing a parcel of land and building in Japan and a condominium in California. In August 2007 we entered into a contract to sell the Japanese land and building and realized a gain on the sale of $1.1 million. In addition, the sale of the condominium in California was consummated in July 2007 and we realized a gain of $0.2 million in the third quarter of 2007. We also sold other non-strategic assets during the three-month period ended September 29, 2007 realizing a gain of $0.8 million.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 29, 2007	September 30, 2006	Change		September 29, 2007	September 30, 2006	Change
Interest income	$69	$156	$(87)	(56)%	$121	$787	$(666)	(85)%
Interest expense	(56)	(13)	(43)	(331)%	(141)	(44)	(97)	(220)%
Other income (loss)	382	(648)	1,030	159%	(40)	(375)	335	89%

Total other income ( expense)	$395	$(505)	$900	178%	$(60)	$368	$(428)	(116)%

The lower interest income is due to lower average cash and cash equivalent balances. A higher interest expense is related to our debt obligations in Japan and the United Kingdom and the factoring of receivables in Japan. We incurred foreign exchange gains due to exchange rate fluctuations associated with extensive inter-company balances between our various global entities.

Provision/credit for income taxes. The income taxes provision of $0.1 million for the three-month period ended September 29, 2007 was the result of foreign taxes of $0.2 million offset by $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. Our benefit for income taxes for the nine-month period ended September 30, 2006 was $2,000. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Liquidity and Capital Resources

At September 29, 2007, our cash and cash equivalents totaled $14.9 million compared to $8.0 million as of December 30, 2006. At September 29, 2007, we had working capital of $56.7 million compared to $49.7 million at December 30, 2006. The current ratio at September 29, 2007 was 2.9 to 1.

Operating activities provided cash of $2.9 million for the nine-month period ended September 29, 2007 resulting from certain non-cash charges including $7.0 million associated with amortization and depreciation and $2.7 million in stock-based compensation offset by increases in net working capital of $3.9 million and our net loss of $2.7 million. For the nine-months ended September 29, 2007, cash provided from the reduction of working capital were primarily driven by reduction of inventory levels of $4.6 million and increases in accounts payable and accrued liabilities of $5.7 million offset by increases in accounts receivable of $8.9 million due to higher revenue and reductions in deferred revenue and product margin of $4.3 million. For the nine-month period ended September 30, 2006 net cash used in operating activities was $8.4 million comprised of a net loss of $10.0 million, increases in working capital of $6.2 million offset by non-cash expenses of depreciation and amortization of $4.4 million and stock-based compensation of $3.4 million. For the nine-months ended September 30, 2006, uses of cash for working capital were primarily driven by higher accounts receivable of $1.3 million from increased product shipments and increased inventory levels of $9.8 million.

Investing activities for the nine-month period ended September 29, 2007 provided cash of $2.8 million. We received sales proceeds of $3.8 million from the sale of assets (see preceding discussion for “Gain on sale of assets”) offset by $1.0 million for purchases of property, plant and equipment. Cash used by investing activities was $3.0 million for the nine-month period ended September 30, 2006, due to cash outlays of $7.5 million related to our acquisitions of Soluris and Accent and purchases of property, plant and equipment of $0.4 million partially offset by maturities of short-term investments in the amount of $5.0 million.

For the nine-month period ended September 29, 2007, financing activities provided cash of $1.4 million due to the sale of stock under employee stock option and purchase plans of $3.1 million offset by the repayment of debt of $1.5 million and repurchases of stock of $0.2 million. For the nine-month period ended September 30, 2006 financing activities used $14.3 million due to repayments of short- and long-term debt in Japan of $1.4 million and repayment of $14.0 million of debt assumed in the Accent merger. These amounts were partially offset by proceeds from the sale of stock from the exercise of employee stock options of $1.1 million.

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

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. For example, recently our Board of Directors authorized a stock repurchase program of up to $4 million. However, we believe working capital including cash and cash equivalents and funds available to us under our line of credit will be sufficient to meet our needs through at least the next twelve months. However, we may require additional cash to fund acquisitions or investment opportunities or other events that may arise in the future. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 29, 2007, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On March 9, 2005, Nova filed suit against us in the United States District Court for the Northern District of California. The complaint alleged that certain of our products infringed a Nova patent and sought a preliminary and permanent injunction against their sale and unspecified damages. In late March 2006, we filed suit against Nova in the United States District Court for the Northern District of California. Our complaint alleged that certain of Nova’s products sold in the U.S. infringe our intellectual property rights. In October, 2006, we filed suit against Nova in the United States District Court for the Northern District of California. The Complaint alleged that certain of Nova’s products infringed one of our patents and seeks damages. In a settlement conference on April 11, 2007, we and Nova agreed to dismiss, without prejudice, all pending patent litigation between the two parties, and have entered into a covenant not to sue one another for any patent for a period of one year. The settlement terminated the three lawsuits pending in the U.S. District Court for the Northern District of California.

In August 2005, KLA, filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed a request for re-examination of the three allegedly infringed KLA patents with the U.S. Patent & Trademark Office, or PTO. These requests for re-examination were accepted for review by the PTO. In March 2006, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed.

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

Our operating results have varied significantly from period to period due to the inelastic nature of demand for our products. The majority of our business depends upon the capital expenditures of semiconductor device and equipment manufacturers. These manufacturers’ capital expenditures, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry has historically experienced periodic downturns. These downturns have often resulted in substantial decreases in the demand for semiconductor manufacturing equipment, including metrology systems. We have found that the resulting decrease in capital expenditures has typically been more pronounced than the downturn in semiconductor device industry revenues. We expect the inelastic nature of demand for our products, and therefore, our business, to continue in the foreseeable future.

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

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to a relatively few customers, and we expect this trend to continue. There are only a limited number of large companies operating in the semiconductor industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the foreseeable future. If any of our key customers were to purchase significantly fewer systems, or if a large order were delayed or cancelled, our revenues could significantly decline. In the third quarter of 2007, sales to Samsung accounted for 11.4% of our total revenue and sales to Toshiba account for 11.1% of our total revenue.

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

In August 2007, our new Chief Executive Officer joined the Company. In November 2007, our new Chief Financial Officer joined the Company. While we are confident in the officer’s abilities to manage the Company, our business may be affected. Furthermore, we must be able to identify, hire and retain key personnel. If we fail to attract, motivate and retain qualified senior management personnel, our business could be harmed and our ability to implement our strategy could be compromised.

We could have new material weaknesses in our internal controls in the future.

We have in the past identified material weaknesses in our internal controls and procedures. A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. Although we believe that we have remedied the past material weaknesses in our internal controls and procedures as of December 30, 2006, and we could have new material weaknesses in the future as we integrate the acquired entities during 2007 and streamline and or automate our current internal controls.

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

We rely on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We have entered into arrangements with J.A.Woollam Company for the purchase of the spectroscopic ellipsometer component incorporated in our advanced measurement systems. Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

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

Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time at which we recognize revenue from that customer, if at all, varies widely. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order, typically range from three to nine months. Occasionally our sales cycles can be much longer, particularly with customers in Asia who may require longer evaluation periods. During the sales cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

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

We have recently introduced several products to the market including the Nano Station, IVS 185, VerteX Rapid Photoluminescence Mapping System for Compound Semiconductors, Atlas-M and Orion. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products. While we anticipate that our new products will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. Additionally, if our new products do gain market acceptance, our ability to sell our existing products may be impeded. As a result, there can be no assurance that the introduction of these products will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees. However, in the event that these agreements may be breached, we may not have adequate remedies. Our confidential and proprietary information and technology might also be independently developed by or become otherwise known to third parties. We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party’s patent or other proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties, any of which would adversely affect our business and operating results. In March 2006, we filed a complaint against Nova for infringing our Patent Nos. Re 34,783. In October 2006, we filed a new complaint against Nova for infringement of Patent No. 5,867,276 and 7,115,858. In April 2007, we and Nova agreed to dismiss, without prejudice, all pending patent litigation and have entered into a covenant not to sue one another for any patent for a period of one year.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, in July 2006, we consummated our merger with Accent Optical, a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry. At the outset, we do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate them profitably or retain their key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity or convertible debt financing which may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

We manufacture all of our systems at a limited number of facilities, and any prolonged disruption in the operations of those facilities could reduce our revenues.

We produce all of our systems in our manufacturing facilities located in Milpitas, California and to a lesser extent, we also manufacture through our subsidiary in South Korea and contract manufacturers in Japan and China. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

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

Compliance with changes in laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, has resulted in and, we expect, will continue to result in substantial accounting, legal and administrative costs. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board impose requirements with respect to the evaluation of the effectiveness of our internal controls. The cost of complying with these requirements is substantial.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock during the third quarter of 2007:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 26 to September 29, 2007	26,455	$7.47	26,455	$3,802,288

(1)	On July 26, 2007, our Board of Directors approved the repurchase of up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of September 29, 2007, $3.8 million remained available for the future purchase of shares of our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were taken at our annual meeting of stockholders, which was held on September 7, 2007:

1. The stockholders elected the eight nominees for director to our Board of Directors. The eight directors elected to each class, along with the voting results were as follows:

Name	Class & Expiration of Term	No. of Shares Voting For	No. of Shares Withheld Voting
Joseph F. Dox	2008 (Class I)	16,470,239	189,909
William G. Oldham	2008 (Class I)	14,425,651	234,497
Stephen Smith	2008 (Class I)	16,320,465	339,683
J. Thomas Bentley	2009 (Class II)	16,352,617	307,531
Edmond R. Ward	2009 (Class II)	16,393,417	266,731
Vincent J. Coates	2010 (Class III)	16,376,613	283,535
Bruce C. Rhine	2010 (Class III)	16,395,353	264,795
Timothy J. Stultz	2010 (Class III)	16,396,986	263,162

2. The stockholders ratified the appointment of BDO Siedman, LLP as the Company’s independent registered public accounting firm for fiscal year 2007. The voting results were as follows:

No. of Shares Voting For	No. of Shares Withheld Voting	No. of Shares Abstained
16,542,731	91,659	25,758

ITEM 6.	EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

10	Material Contracts Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1	Form of Executive Severance Agreement between Bruce A. Crawford, Chief Operating Officer

10.2	Separation and Release Agreement between John D. Heaton and the Company effective as of July 3, 2007

10.3(2)	Offer Letter to Timothy Stultz

10.4(2)	Executive Severance Agreement with Timothy Stultz

10.5(2)	Relocation Agreement with Timothy Stultz

10.6	Registrant’s 2005 Equity Incentive Plan form of Stock Option Agreement

10.7	Registrant’s 2005 Equity Incentive Plan form of Restricted Stock Unit Agreement

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Gary C. Schaefer, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Gary C. Schaefer, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2006

(2)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ Gary C. Schaefer
Gary C. Schaefer
Chief Financial Officer (as principal financial officer and duly authorized officer of the registrant)

Dated: November 8, 2007