Form 10-K
period 2007-12-29
NANOMETRICS INC
filed 2008-03-13
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

The NASDAQ Stock Market LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)    Yes ☐  No ☒.

As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the NASDAQ Global Market, was $58,877,933. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2008 was 18,611,382.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 29, 2007.

NANOMETRICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases you can identify forward-looking statements by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Risk Factors” in Item 1A. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Additional information about Nanometrics is available on our website at http://www.nanometrics.com. The information that can be accessed through our website, however, is not part of this Annual Report. Our investor relations website is located at http://www.nanometrics.com/investor.html. We make available free of charge through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”).

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

Demand for our products continues to be driven by the increasing use of multiple thin film technology by semiconductor manufacturers and, by the increased adoption of both integrated metrology and real-time process control. With feature sizes shrinking below 45 nanometers, or nm, the need for very tight process tolerances as well as productivity improvements in semiconductor fabrication, or fabs, are driving the need for metrology systems and process control. As a result, semiconductor device and wafer manufacturers are investing in process control and metrology systems that improve their manufacturing efficiency by detecting process variations sooner and facilitating rapid diagnosis and corrective action. Our process control and metrology systems measure and characterize the physical dimensions, material composition, optical and electrical characteristics and other critical parameters of semiconductor devices during their fabrication. For the photolithography process, overlay and critical dimension systems provide enhanced control of layer alignment and device dimensions. For lattice engineering applications, metrology systems monitor the physical, optical, electrical and material characteristics of compound semiconductor, strained silicon and silicon on insulator devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility.

Our innovative 9010Tx, deep ultra-violet (DUV) wavelength, Optical Critical Dimension, or OCD®, measurement system is being increasingly viewed not only as an enabling technology for process control, but also as a solution for critical dimension measurement for wafers as well as reticles and photomasks used for photolithography. The compact size and speed of this technology enables the measurement system to be fully integrated into the customer’s process tool, thus providing a complete, feed forward and feedback process control solution for wafer-to-wafer closed loop control. By measuring the critical dimensions of developed photoresist and then adjusting the final etched dimensions of a silicon gate-etch process by feeding this information back into the process and trimming the resist, the device manufacturer is able to achieve the shortest gate-length and the maximum possible microprocessor speed. In addition, new semiconductor process technologies, such as copper interconnects, require that new measurement technologies be developed in order to keep pace with the latest metrology demands. This integrated metrology module also provides a solution to the problem of measuring the remaining oxide film thickness as well as the loss of material over arrays of copper lines during the CMP process with the added capability of detecting residual films remaining after the polishing process. Technology penetrations of the 9010 product have extended to additional Etch and Photolithography cells.

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

The Caliper élan™ and Q240AT™ are advanced overlay metrology and analysis systems for monitoring microlithography stepper performance. These newly acquired products provide exceptional throughput and measurement performance required by today’s demanding 65nm overlay control applications. Élan builds on the solid foundation established by the original Caliper overlay tool to provide the most cost effective solution for today’s most advanced process technologies. Rounding out the overlay product line is the newly acquired IVS advanced overlay metrology system for critical dimension and overlay measurements for both semiconductor and MEMS manufacturing. The IVS delivers unsurpassed measurement performance and reliability with the lowest possible cost-of-ownership.

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

Industry Characteristics

Growth

The semiconductor industry continues to be driven by the need for increasingly higher performance chips as well as the need to produce these chips with increased production efficiencies at reduced costs. The semiconductor equipment industry has recently settled into less cyclical growth with a compounded annual growth rate of approximately 7-9% over the past 10 years. During 2007, the semiconductor industry revenue growth was 2.9% compared to 10.2% in 2006. Semiconductor capital equipment growth was 6.8% in 2007 compared to 22.9% in 2006. We believe that the continued expansions and new construction of 300-millimeter wafer fabs, the increasing use of copper interconnects and more efficient 45 nm architecture will continue to drive the demand for new metrology solutions, such as those that we offer, and that the process control market segment will continue to outpace overall equipment growth.

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

Continuing to Offer Advanced Integrated Metrology Systems.    We were one of the first suppliers to offer products that integrate process control metrology systems into wafer processing equipment. We supply integrated metrology systems for Applied Materials’ Mirra Mesa™ and 300mm Reflexion™ CMP systems and the Producer QA and SE™ CVD systems and Centura Etch systems. The introduction of the first combined film thickness and critical dimension measurement integrated metrology product has allowed us to penetrate additional original equipment manufacturers, or OEMs, of etch processing and CMP equipment, including Hitachi High Tech, or HHT, Dainippon Screen, or DNS, and Ebara. The introduction of the Nano 9010Tx enhanced integrated metrology product has led to additional design wins at TEL/Timbre. Our integrated metrology sales group continues to focus on sales of integrated metrology products to both OEMs and end-users.

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

The SiPHER photoluminescence mapping system detects and quantifies near surface and bulk metallic contamination in silicon and epitaxial layers. Additionally, the SiPHER can measure changes in implant dopant levels and dopant activation levels in the transistor stack.

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

Acquisitions.    We expect to continue to evaluate the attractiveness of strategic transactions, including mergers and asset acquisitions, in order to address business challenges and opportunities. March 15, 2006, we announced our acquisition of Soluris, a privately held corporation focused on overlay and CD measurement technology and headquartered in Concord, Massachusetts. On July 21, 2006, we announced the completion of the merger of our business with Accent, a leading supplier of process control and metrology systems to the global semiconductor manufacturing industry headquartered in Bend, Oregon. The strategic business combination of Nanometrics and Accent created one of the largest metrology and process control companies in the semiconductor capital equipment industry.

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

Photoluminescence Imaging Technology.    Our room-temperature photoluminescence imaging and mapping technology is used to detect metallic contamination such as Cu, Fe and heavy metals which create point defects (e.g. interstitial atoms, substitutional atoms, precipitates), and line defects such as threading dislocations, misfit dislocations, pile ups, slip and stacking faults. Contamination at this level is common in Si wafer processing and may result from multiple causes including cross contamination of metals during wafer handling, contamination from deposition tools contamination after maintenance and incomplete cleaning of reclaimed wafers.

Fourier-Transform Infra-Red (FTIR) Spectroscopy Technology.    Silicon producers around the world use our FTIR tools for the certification of silicon epitaxial, or epi, thickness in blanket epi layers, buried layer epi films and silicon-on-insulator (SOI) epi films. The tools are also used for the precise measurement of interstitial oxygen and substitutional carbon in silicon substrates. Semiconductor device manufacturers use these FTIR systems for thin film metrology. BPSG films can be analyzed for the concentrations of boron and phosphorus; atomic hydrogen content in silicon nitride and silicon oxynitride can be estimated; low-K films can be characterized (fluorine in FSG films; carbon in SiOC, and SiCN films. The FTIR tools provide a rapid, non-contact method for the thin film metrology. The automated FTIR tools also provide full support for the factory automation needs of the device manufacturing community.

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

Products

We operate in one reportable segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. Our measurement systems use microscope-based, non-contact spectroscopic reflectometry, or SR. Some of our systems provide complementary spectroscopic ellipsometry, or SE, and FTIR to measure the thickness and optical characteristics of films on a variety of substrates. In addition, we offer both integrated and standalone optical critical metrology systems to measure critical dimensions of patterns on semiconductor wafers. We also manufacture a line of optical overlay registration systems that are used to determine the alignment accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Our products can be divided into two principle groups: standalone systems and integrated systems. See Note 22 of the Notes to Consolidated Financial Statements for an analysis of our net revenues by principal product group.

Platform	Market	Substrate Size	Applications	Technology

Standalone Systems

9100	Semiconductor	75-200mm	CVD, CMP, Etch, Litho, Film Thickness	SR, SE

FLX	Semiconductor	200mm 300mm	CVD, CMP, Etch, Litho, Film Thickness, CD	SR, OCD/SR

Atlas/Atlas-M	Semiconductor	150mm, 200mm 300mm wafers 6-inch masks/reticles	CVD, CMP, Etch, Litho, Film Thickness, Film Stress, CD	SR, SE, OCD/SE Stress/Bow

Caliper élan	Semiconductor	300mm	Overlay	Imaging

Q240AT	Semiconductor	200mm	Overlay	Imaging

Orion	Semiconductor	200mm 300mm	Overlay	Imaging

IVS	Semiconductor, MEMS	75mm, 100mm, 150mm,200mm	Overlay, Macro CD	Imaging

SiPHER	Substrate Semiconductor	200mm 300mm	Substrate defects, metallic contamination	Photoluminescence

VerteX	Compound Semiconductor	75mm 125mm 150mm	Epitaxial layer properties	Photoluminescence

QS2200/3300	Substrate Semiconductor	200mm 300mm	Epitaxial layer thickness	FTIR

3000	Semiconductor	75mm 150mm	Film Thickness	SR

6100	Semiconductor	75mm 150mm 200mm	Film Thickness	SR

QS1200	Substrate Semiconductor	100mm 125mm 150mm 200mm 300mm	Epitaxial layer thickness	FTIR

RPM2000	Compound Semiconductor	75mm 125mm 150mm	Substrate defects, composition	Phololuminescence

Integrated Systems

9000	Semiconductor	200mm	CVD, CMP, Film Thickness	SR

9000i	Semiconductor	300mm	CVD, CMP, Etch, Film Thickness, CD	SR, OCD

9000b	Semiconductor	300mm	CVD, CMP, Etch, Film Thickness	SR

9010/9010b	Semiconductor	300mm	CMP, CVD, Etch, Litho, Film Thickness, CD	OCD/SR, CLP

9010T/x	Semiconductor	200mm 300mm	CMP, Etch, Litho CD	OCD/SR

Standalone Systems

Our standalone systems are made up of manual, semi-automated and fully automated metrology systems which are employed in high-volume and low-volume production environments. The automated systems incorporate automated material handling interface options for a variety of fab automation environments and implement multiple measurement technologies for a broad range of substrate sizes. The manual and semi-automated systems are used primarily in engineering labs for which automated handling and high throughput are not required. Our automated systems range in price from approximately $200,000 to over $1,300,000, depending on substrate sizes, measurement technologies, material handling interfaces and other options. The manual and semi-automated systems range in price from $50,000 up to $1,000,000 depending upon configurations and options.

Nanometrics Atlas and Atlas-M

The Nanometrics Atlas high-performance metrology system combines up to four metrology technologies on a single platform, providing increased measurement capabilities in a small footprint design for reduced cost of ownership. The Atlas-M further extends the versatility of this 300mm platform to provide fully automated mask and reticle measurements. The system is capable of housing up to four metrology technologies including polarized, normal incidence spectroscopic ellipsometry for linewidth profile and critical dimensions, spectroscopic reflectometry for films and film stacks, ultra-violet, or UV, and deep UV spectroscopic ellipsometry for ultra-thin films and film characterization, and film stress/wafer bow measurements. The Atlas offers high accuracy, high precision metrology for wafer characterization and can be configured for 150mm to and 300mm wafer sizes or 6-inch masks and reticles. The system is also compatible with NanoNet, an optional software package that enables users to synchronize standalone and integrated metrology systems for remote process setup and monitoring.

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

Caliper élan and Q240AT

The Caliper élan and Q240AT are our most advanced overlay metrology solutions. Élan builds on the solid foundation established by the original Caliper overlay tool to provide the most cost effective solution for today’s most advanced 300mm process technologies. Élan extends the production-proven Caliper platform with a refined optical metrology head coupled with advanced focusing and algorithms to provide a 50% improvement in both measurement (MAM) time and total measurement uncertainty (TMU). The Q240AT incorporates the same measurement technology as the Caliper, and delivers the same advanced measurement capabilities for 200mm wafer sizes.

SiPHER

The SiPHER is a fully automated photoluminescence metrology system for the detection and mapping of 300mm substrate defects and metallic contamination. SiPHER detects and quantifies near surface and bulk metallic contamination in both bulk silicon and silicon epitaxial layers.

VerteX

The VerteX is a rapid photoluminescence mapping system designed for high-volume compound semiconductor metrology applications such as volume LED manufacturing. The new VerteX with power density control provides improved matching to electrical test data, improved tool matching and improved reproducibility and repeatability. It also provides predictive metrics for the manufacturing process. In the case of high-brightness LED processing, VerteX enables accurate predictive processing metrics of green, blue and UV LED emission wavelengths at the wafer level, a capability that we believe is unmatched in the industry.

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

Nano 9010Tx Integrated Metrology Platform

The 9010Tx is an advanced, integrated metrology platform for optical CD measurement and profiling. The 9010Tx system is designed to be incorporated into semiconductor equipment requiring leading-edge CD metrology for semiconductor applications. The 9010Tx offers an extended wavelength range down to 210nm, extending the CD measurement capabilities for line width structures down to 65nm. The system also incorporates the UV film thickness function, and its improved design offers a faster, more cost effective integrated CD measurement solution with increased throughput. The system is also offered as the 9010Tx-BOLTS, in the SEMI, BOLTS configuration for easy installation directly onto the OEM process equipment’s standard 300mm loadport.

Customers

We sell our metrology systems worldwide to many of the major semiconductor manufacturers and equipment suppliers, as well as to producers of silicon wafers and photomasks. The majority of our systems are sold to customers located in Asia and the United States. Two customers, Samsung Electronics Co. Ltd., and Hynix Semiconductor Inc., represented 15.7% and 10.6% of our total net revenues in 2007, respectively. See Note 21 of the Notes to Consolidated Financial Statements for information regarding our major customers.

The following is a list of our top ten customers (categorized by type of customer), based on revenues, during 2007:

Original Equipment Manufacturers (OEMs)	Integrated Device Manufacturers (IDMs)
Applied Materials, Inc.	Samsung Electronics Co. Ltd.
Ebara Technologies, Incorporated (ETI)	Hynix Semiconductor, Inc.
Toshiba
SUMCo
Flash
ProMOS Technologies
Western Digital
SMIC

Sales and Marketing

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide direct sales, service and application support from our corporate office in California for customers in the United States. We also have a direct sales presence in South Korea, Japan, Europe, Taiwan, China and Singapore. We use selected sales representatives in the United States and other countries. We intend to continue monitoring our network, our existing and new offices as well as developing additional distribution relationships when needed. We believe that growing our international distribution network can enhance our competitive position. We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of metrology systems generally and with the features and advantages of our specific products. Our sales engineers are supported by applications scientists. Together, these highly trained individuals work closely with our customers to offer cost-effective solutions to complex measurement and process problems which our customers face.

Direct exports of our metrology systems to our foreign customers and shipments to our subsidiaries require general export licenses. See Note 22 of the Notes to Consolidated Financial Statements for information regarding total net revenues and long-lived assets of our foreign operations. See Item 1A, “Risk Factors” for information regarding risks related to our foreign operations.

Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues, were as follows:

	2007	2006	2005
United States	31.8%	35.0%	33.2%
Japan	27.8%	17.4%	25.5%
South Korea	13.8%	26.3%	26.6%
Taiwan	7.8%	5.4%	9.2%
China	7.3%	6.2%	3.8%
Europe	10.0%	7.2%	1.5%
All other countries	1.5%	2.5%	0.2%

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

We provide a standard one-year warranty on parts and labor for products sold domestically and in foreign markets. Service revenue, including sales of replacement parts, represented 13.8%, 16.3%, and 13.5% of total net revenues in 2007, 2006 and 2005, respectively.

Backlog

As of December 29, 2007 and December 30, 2006, our backlog was $14.03 million and $26.7 million, respectively. Backlog includes orders for products that we expect to ship within 12 months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be canceled or rescheduled. As only a portion of our revenues for any fiscal quarter represent systems in backlog, we do not believe that backlog is necessarily an accurate indication of our future revenues or financial performance.

Competition

The market for our metrology systems is intensely competitive. We compete on a global basis with both larger and smaller companies. Our products compete primarily with: standalone metrology products from KLA-Tencor Corporation, or KLA, and Rudolph Technologies, Inc.; integrated metrology products from Nova Measuring Instruments Ltd., Tokyo Electron and KLA; and overlay metrology products primarily from KLA. Many of our competitors have substantially greater financial, engineering, manufacturing and marketing resources than we do. Significant competitive factors in our industry include: performance of proprietary measurement technology; system performance, including automation and software capability; ease of use; reliability; established customer bases; cost of ownership; price; and global customer service. We believe that we compete favorably with respect to these factors. Nevertheless, we must continue to develop and design new and improved products and evaluate the attractiveness of strategic transactions, including mergers and asset acquisitions, in order to maintain our competitive position, especially in light of the competitive advantage our larger competitors, such as KLA may be able to exert in the marketplace.

Manufacturing

We currently manufacture our products primarily in the United States and to a lesser extent, we also manufacture products at our subsidiary in South Korea, and contract manufacturers in Japan and China. In addition, we perform limited subassembly for certain products at our York England facility. We combine proprietary measurement technology produced in our facilities with components and subassemblies obtained from outside suppliers. We currently do not expect our manufacturing operations to require us to make any additional major investments in capital equipment.

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

Our research and development expenditures in 2007 in the United States, the United Kingdom and South Korea were as follows:

United States	$12.9 million
United Kingdom	$4.7 million
South Korea	$1.0 million

Total	$18.6 million

We have extensive proprietary technology and expertise in such areas as spectroscopic reflectometry using our patented absolute reflectivity, robust pattern recognition and complex measurement software algorithms. We continue to add to our intellectual property portfolio, most recently in the areas of critical dimension measurement and integrated metrology. We also have extensive experience in systems integration engineering required to design compact, highly automated systems for advanced clean room environments. Expenditures for research and development during 2007, 2006 and 2005 were $18.6, $14.3 million and $12.5 million, respectively, and represented 12.7%, 14.8% and 17.8% of total net revenues, respectively.

Intellectual Property

Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology systems. As of December 29, 2007, we held 84 United States patents with 104 patent applications pending. Our United States patents, issued during the period 1988 to 2007, will expire between 2007 and 2025. We believe that our success will depend to a greater degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to protect our technology and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that are claimed to infringe their proprietary rights. We typically refer such matters to our legal counsel.

We have registered the following trademarks with the U.S. Patent and Trademark Office: Nanometrics®, NanoSpec®, Integrated Metrology®, NanoOCD®, Metra®, NanoNet®, OCD®, Caliper®, SiPHER®, Stratus® and others. Additionally, we use a variety of other trademarks and trade names such as Atlas, NanoCLP, Accent and the Nanometrics logo. All other brand names, trade names and trademarks mentioned herein are the property of their respective holders. The effect of registering our trademarks is to further protect Nanometrics’ brand and corporate identity.

Employees

At December 29, 2007, we employed 523 persons worldwide with 83 in manufacturing and manufacturing support, 151 in customer service, 65 in applications, 110 in research and development, 50 in sales and marketing and 64 in general administration and finance. None of our employees is represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

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

Efforts to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.

Since 2007, we have taken steps, including reductions in force, facility closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. Any such changes could be disruptive to our business and may result in the recording of accounting charges. These include inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. If we are required to take a substantial charge related to any future restructuring activities, our results of operations would be adversely affected in the period in which we take such a charge.

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

In August 2007, our Chief Executive Officer joined the Company. In November 2007, our Chief Financial Officer joined the Company. While we are confident in the officers’ abilities to manage the Company, our business may be affected. Furthermore, we must be able to identify, hire and retain key personnel. Although we have employment agreements with certain key members of our senior management team, including Messrs. Stultz, Schaefer and Crawford, these individuals or other key employees may still leave us. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees. If we fail to attract, motivate and retain qualified senior management personnel, our business could be harmed and our ability to implement our strategy could be compromised.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act of 2002 Could Have A Material Effect On Our Business.

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment as of December 29, 2007 identified a material weakness in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. A material weakness results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since discovery of the material weakness, we have performed extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, however, there is a risk of errors not being prevented or detected. For additional information refer to Item 9A. Controls and Procedures in this Annual Report.

Because of the material weakness referenced in the preceding paragraph, management has concluded that, as of December 29, 2007, our internal controls over financial reporting were not effective based on those criteria. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business. Such noncompliance could result in perceptions of our business among customers, suppliers, lenders, investors, securities analysts and others being adversely affected. We may not be able to complete our remediation plans designed to address the identified material weakness in our internal controls over financial reporting and continue to attract additional qualified accountants, and auditing and compliance professionals to assist in completing such plans and maintaining compliance programs.

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

Our commercial success depends, in part, on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, in August 2005, we were served with a complaint by KLA alleging that certain of our products infringe two of KLA’s patents, Patent No. 6,483,580 and Patent No. 6,590,656. In January 2006, KLA added Patent No. 6,611,330 to its claim. For additional information, refer to Item 3. Legal Proceedings. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the KLA lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

We have recently introduced several products to the market including the Nano CD suite, Nano Station, IVS 185, VerteX Rapid Photoluminescence Mapping System for Compound Semiconductors, Atlas-M and Orion. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products. While we anticipate that our new products will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. Additionally, if our new products do gain market acceptance, our ability to sell our existing products may be impeded. As a result, there can be no assurance that the introduction of these products will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

We produce all of our systems in our manufacturing facilities located in Milpitas, California and to a lesser extent, we also manufacture through our subsidiary in South Korea and contract manufacturers in Japan and China. In addition, we perform limited subassembly for certain products at our York England facility. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In 2007, 2006 and 2005, 68.2%, 65.0% and 66.8%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Significant Accounting Policies” in Part II, Item 8, Note I of this Form 10-K. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

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

We maintain facilities in Japan, Taiwan, United Kingdom, South Korea, China and the European Union. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as: regulatory limitations imposed by foreign governments, obstacles to the protection of our intellectual property, political, military and terrorism risks, disruptions or delays in shipments caused by customs brokers or other government agencies, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences resulting from changes in tax laws. If any of these risks materialize and we are unable to manage them, our international sales and operations would suffer.

We are exposed to fluctuations in the exchange rates of foreign currency.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With our operations in Japan, South Korea, United Kingdom, Taiwan, the European Union and China, a significant percentage of our cash flows are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flow.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We received comments from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) in a letter dated November 15, 2007 with respect to our annual report on Form 10-K for the year ended December 30, 2006. We responded to these comments on December 7, 2007. In a letter dated January 10, 2008, the Staff sent us additional comments, in the area of our revenue recognition policies and disclosures. We responded to these comments in a letter dated January 25, 2008. In a letter dated February 12, 2008, we received additional comments from the Staff requesting further clarification of our revenue recognition policies and disclosures. We will respond to these comments on March 17, 2008. We have considered the Securities and Exchange Commission comments in the preparation of this annual report on Form 10-K. We continue to discuss these comments with the Securities and Exchange Commission and it is possible that further comments could arise as a result of these discussions.

ITEM 2.	PROPERTIES

At December 29, 2007, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	133,000	Corporate headquarters and manufacturing
Owned(1)	Pyongtaek-city, South Korea	39,000	Sales, service, engineering and manufacturing
Owned	Milpitas, California	3,038	Corporate housing
Leased	Tokyo, Japan	7,500	Sales, service, corporate housing
Leased	Kumamoto, Japan	3,250	Sales, service and engineering
Leased	Osaka, Japan	1,000	Sales and service
Leased	Yokkaichi, Japan	1,750	Sales and service
Leased	York, England	49,000	Sales, service and engineering
Leased	York, England	20,338	Sales, service and engineering
Leased	York, England	1,300	Corporate housing
Leased	Whasung-City, South Korea	4,780	Engineering
Leased	Dong-Guang, Taiwan	9,400	Sales and service
Leased	Shanghai, China	3,000	Sales and service
Leased	Austin, Texas	1,130	Sales and service
Leased	Bend, Oregon	5,200	Sales and service
Leased	Beverton, Oregon	2,675	Sales and service
Leased	Milpitas, California	7,000	Warehouse

(1)	Real estate improvements on this property are owned. The underlying land, however, is leased.

We believe that our existing facilities are suitable and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

In August 2005, KLA—Tencor Corporation (“KLA”) filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed requests for re-examination of all three of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). These requests for re-examination were accepted for review by the PTO. In March 2006, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed. The PTO issued Office Actions for two of the re-examination proceedings on March 26, 2006, and an Office Action in the third re-examination proceeding on February 5, 2008. In the various Office Actions, the PTO rejected numerous claims of the three asserted KLA patents.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 29, 2007.

Our Executive Officers

The names of our executive officers and their ages, titles and biographies as of December 29, 2007 are set forth below:

Name	Age	Position
Bruce C. Rhine.	50	Chairman of the Board, Director, and former Chief Strategy Officer
Timothy J. Stultz	59	President, Chief Executive Officer and Director
Gary C. Schaefer	54	Chief Financial Officer and Vice President of Finance and Administration
Bruce A. Crawford.	55	Chief Operating Officer

Bruce C. Rhine, 50, has served as our Chairman of the Board since July 2007 and as a director since July 2006. From July 2006 to February 2008, Mr. Rhine served as our Chief Strategy Officer . From March 2007 to August 2007, Mr. Rhine served as our interim Chief Executive Officer. From August 2000 to July 2006, Mr. Rhine served as Chairman and Chief Executive Officer of Accent Optical Technologies, Inc. and as Accent Optical Technologies, Inc.’s President from January 2003 to April 2005 and from August 2000 to September 2001. Mr. Rhine holds a B.S. degree in Chemical Engineering and an M.B.A. in Finance from The Pennsylvania State University.

Timothy J. Stultz, 59, joined us in August 2007 as President, Chief Executive Officer and a director. From June 2003 to August 2007, Dr. Stultz served as the President and Chief Executive Officer and a member of the board of directors of Imago Scientific Instruments Corporation, a supplier of proprietary 3-D atom probe microscopes to the research materials and microelectronics industries. Prior to Imago, Dr. Stultz served as President and Chief Executive Officer for ThauMDx, a developer of diagnostic systems and technologies for the analysis of biomolecules, drugs and chemicals. Dr. Stultz received his B.S., M.S. and Ph.D. in Materials Science and Engineering from Stanford University.

Gary C. Schaefer has served as Chief Financial Officer and Vice President of Finance and Administration of Nanometrics since November 2007. Previous to his position as CFO, Mr. Schaefer served as Director of Internal Audit, and was an internal audit consultant for us during 2005 and 2006. Prior to joining Nanometrics, Mr. Schaefer served as a Sarbanes-Oxley consultant with Resources Global Inc., the operating subsidiary of Resources Connection, Inc., a multinational professional services firm, from March 2004 to March 2005. Mr. Schaefer served as CFO of Logic Devices Incorporated, a publicly-traded digital IC company from August 2003 to January 2004. Mr. Schaefer received his Bachelor of Science and Master of Business Administration from Santa Clara University.

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

	High	Low
2007
First Quarter	$8.51	$6.63
Second Quarter	$6.94	$5.74
Third Quarter	$9.00	$6.12
Fourth Quarter	$11.71	$7.48
2006
First Quarter	$15.71	$10.97
Second Quarter	$15.43	$8.93
Third Quarter	$10.83	$8.50
Fourth Quarter	$10.37	$7.89

Stockholders

On February 28, 2008, the last reported sales price of our common stock on the NASDAQ Global Market was $6.36 per share, and there were approximately 306 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 29, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	2,543,982	$10.26	1,480,455
Equity compensation plans not approved by security holders(1)	576,485	$8.56	127,456

Total	3,120,467	$9.94	1,607,911

(1)	The material features of the 2002 Nonstatutory Stock Plan, which was adopted without the approval of security holders, is set forth in Note 13 to the consolidated financial statements.

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

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended or the Exchange Act.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have a stock repurchase plan in place that allows us to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of our repurchase activity for the three months ended December 29, 2007 is as follows:

Period	Total Number of Shares Purchased
As of the nine months ended September 29, 2007	26,455
November 9, 2007	15,000
November 12, 2007	25,000
November 13, 2007	25,000

Total for the quarter ended December 29, 2007	65,000

Total for the year ended December 29, 2007 (Total shares repurchased under the plan)	91,455

On July 26, 2007, our Board of Directors approved the repurchase of up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of December 29, 2007, $3.3 million remained available for the future purchase of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year
	2007	2006(a)	2005	2004	2003(b)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Products	$126,049	$80,636	$61,012	$62,147	$34,592
Service	20,241	15,738	9,531	7,784	7,010

Total net revenues	146,290	96,374	70,543	69,931	41,602
Costs of revenues:
Cost of products	63,938	44,016	28,917	27,812	17,691
Cost of service	20,717	16,610	10,695	8,404	6,620

Total cost of net revenues	84,655	60,626	39,612	36,216	24,311

Gross profit	61,635	35,748	30,931	33,715	17,291
Operating expenses:
Research and development	18,577	14,253	12,533	12,827	13,399
Selling	19,561	16,977	10,945	11,748	11,496
General and administrative	21,704	21,305	11,882	5,137	4,689
Amortization of intangible assets	5,782	5,338	256	—	—
Restructuring charge	2,128	—	—	—	—
Gain on sale of assets	(2,100)	—	—	—	—
Merger termination fee	—	—	(8,300)	—	—
Asset impairment and disposition	—	—	2,232	—	—

Total operating expenses	65,652	57,873	29,548	29,712	29,584
(Loss) income from operations	(4,017)	(22,125)	1,383	4,003	(12,293)
Other (expense) income, net	(22)	(325)	346	122	686
Provision (benefit) for income taxes	(31)	(323)	218	426	5,860 (c)

Net (loss) income	$(4,008)	$(22,127)	$1,511	$3,699	$(17,467)

Basic net (loss) income per share	$(0.22)	$(1.47)	$0.12	$0.30	$(1.45)

Diluted net (loss) income per share	$(0.22)	$(1.47)	$0.11	$0.28	$(1.45)

Shares used in per share computation:
Basic	18,099	15,075	12,760	12,320	12,043

Diluted	18,099	15,075	13,471	13,364	12,043

(a)	We adopted Statement of Financial Accounting Standards No 123(R) “Share-Based Payment” effective January 1, 2006.
(b)	The fiscal year ended January 3, 2004 included 53 weeks, whereas the other periods presented included 52 weeks.
(c)	The income tax provision for the fiscal year ended January 3, 2004 primarily represents a charge of $6,020 to record a valuation allowance against deferred income tax assets.

	Fiscal Year End
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,919	$7,957	$45,394	$33,868	$29,892
Working capital	57,062	49,721	76,731	68,588	59,587
Total assets	207,076	212,376	136,300	133,769	121,740
Long-term liabilities including current portion	1,560	1,807	1,796	4,164	4,350
Total stockholders’ equity	175,844	174,631	120,343	116,829	108,441

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K.

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

Our revenues are primarily derived from product sales, which includes sales of accessories, but are also derived from customer service for the installed base of our products. In 2007, we derived 86.2% of our total net revenues from product sales and 13.8% of our total net revenues from services.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by cyclical growth. Changing trends in the semiconductor industry continue to drive the need for metrology as a major component of manufacturing systems. These trends include:

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

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and software that is incidental to the products. We derive revenue from three sources—sales of its process control metrology systems, spare part sales and service contracts. Our arrangements with customers do not contain provisions to grant general rights of return to our customers. Our arrangements for sales of our systems often include customer-specified objective acceptance criteria.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer, which usually occurs upon delivery, if we have reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria, and all other recognition criteria have been met. For initial sales of product where we have not previously met the defined customer specified criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period.

In Japan, where our contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided all other recognition criteria have been met.

All products are assembled prior to shipment to customers. We often perform installation for our customers, however, such installation is inconsequential and perfunctory as it may also be performed by third parties and is not considered essential to the functionality of the equipment. Revenue related to spare parts sales is recognized upon shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty, billable repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to billable repairs of systems not under contract is recognized as services are performed. On occasion, customers request a warranty period longer than the Company’s standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, we follow the guidance of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, we do not provide our customers with return rights. Service contracts may be purchased by the customer when the warranty period expires.

The guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, is considered in cases where certain elements of a sales arrangement are not delivered and accepted at the same time. In such cases, we defer the relative fair value of the undelivered element until that element is delivered to and accepted by the customer. In order to recognize revenue associated with delivered elements, the following criteria must be met: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until the criteria have been met or all elements have been delivered to the customer. Objective and reliable evidence of the fair value is based on the amounts we sell equivalent products or services for on a stand alone basis.

Our systems include hardware and software that is incidental to the system. We periodically review the software element of its equipment systems in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of SP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, to ascertain that the software continues to be incidental.

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

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We determined that there were two reporting units, Products and Services. Our impairment review process, which is completed as of the last day of November of each year, compares the fair value of our reporting unit to the carrying value, including the goodwill related to each of the reporting units.

To determine the fair value, we use the income method which is based on a discounted future cash flow approach that uses estimates including the following for our reporting unit: revenue, based on assumed market growth rates and the Company’s assumed market share; estimated costs; and appropriate discount rates based on the particular reporting unit’s weighted average cost of capital. Estimates of market growth, market share, and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates used to manage the underlying businesses. Our business consists of both established and emerging technologies and forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered its market capitalization on the dates of the impairment test in determining the fair value of the respective businesses.

The fair value estimates are based on the extensive use of management’s estimates and assumptions, and the result of these procedures can have a significant impact on our future operating results.

Long-Lived Assets – We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The statement requires us to evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, we compare the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

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

Income Tax Assets and Liabilities – We account for income taxes based on SFAS No. 109 “Accounting for Income Taxes”, whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. We evaluate the deferred tax assets on a quarterly basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. Our income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in our valuation allowance.

Stock-Based Compensation – On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 29, 2007, total unrecognized compensation costs related to unvested stock options was $5.2 million which is expected to be recognized as compensation expense over a weighted average period of 1.9 years. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

See Note 3 of the Notes to Consolidated Financial Statements for more information.

Results of Operations

The following table presents our consolidated statements of operations data as a percentage of total net revenues for fiscal years 2007, 2006 and 2005 ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

	Fiscal Year
	2007	2006	2005
Net revenues:
Products	86.2%	83.7%	86.5%
Service	13.8	16.3	13.5

Total net revenues	100.0	100.0	100.0

Costs of net revenues:
Cost of products	43.7	45.7	41.0
Cost of service	14.2	17.2	15.2

Total costs of net revenues	57.9	62.9	56.2

Gross profit	42.1	37.1	43.8
Operating expenses:
Research and development	12.7	14.8	17.8
Selling	13.4	17.6	15.5
General and administrative	14.8	22.1	16.8
Amortization of intangibles	3.9	5.5	0.4
Restructuring charge	1.5	—	—
Gain on sale of assets	(1.4)	—	—
Merger termination fee	—	—	(11.8)
Asset impairment	—	—	3.2

Total operating expenses	44.9	60.0	41.9

(Loss) income from operations	(2.8)	(22.9)	1.9

Other income (expense):
Interest income	0.1	0.9	0.0
Interest expense	(0.1)	(0.1)	0.0
Other, net	(0.0)	(1.2)	0.5

Total other (expense) income, net	(0.0)	(0.4)	0.5

(Loss) income before provision (benefit) for income taxes	(2.8)	(23.3)	2.4
Provision (benefit) for income taxes	(0.1)	(0.3)	0.3

Net (loss) income	(2.7)%	(23.0)%	2.1%

Fiscal years 2007, 2006 and 2005 (ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively)

Total net revenues.    Our net revenues were comprised of the following categories (in thousands, except percent):

(In thousands)

	Fiscal Year
	2007	2006	Change
Automated systems	$97,125	$56,114	$41,011	73%
Integrated systems	28,924	24,522	4,402	18%
Service	20,241	15,738	4,503	29%

Total net revenues	$146,290	$96,374	$49,916	52%

	Fiscal Year
	2006	2005	Change
Automated systems	$56,114	$37,861	$18,253	48%
Integrated systems	24,522	23,151	1,371	6%
Service	15,738	9,531	6,207	65%

Total net revenues	$96,374	$70,543	$25,831	37%

In 2007, net revenues from automated systems increased $41.0 million as compared to 2006 reflecting demand for our automated and integrated products as semiconductor manufacturers continue to increase their manufacturing capacity. Also contributing to the higher revenues in 2007 was a full year of sales from Accent and Soluris related products. Incremental revenues from Accent and Soluris related products for 2007, over the comparable 2006 levels, was $14.1 million. Service revenue increased reflecting a full year of service activity from our Accent and Soluris acquisitions which contributed to higher sales of parts and services, due in part to a larger installed base of systems. In addition, we experienced a higher level of in-the-field tool upgrades than in the previous year.

In 2006, net revenues from automated systems increased as compared to 2005 as a result of additional revenues of $16.2 million and $4.5 million from Accent and Soluris related products, respectively. The increase in revenues was partially offset by a $1.9 million decrease of sales from our flat panel display business unit, or FPD, in fiscal 2005 due to the sale of our FPD business unit effective in October 2005 (see “Sale of Flat Panel Display Business Unit”, below). Sales of our integrated systems increased slightly as our channel distributors continue to integrate our products with growing end customers’ demand. Service revenue increased as a result of our Accent and Soluris acquisitions and due to more customers signing up for post-warranty service contracts.

Gross margins.    Our gross margin breakdown was as follows (in percent):

	2007	2006	2005
Products	49.3%	45.4%	52.6%
Service	(2.4)	(5.5)	(12.2)

The product gross margin increased in 2007 as compared to 2006 due to improved efficiencies achieved from both higher volumes and the integration of manufacturing operations for Accent and Solaris related products. Also, contributing to the higher gross margin in 2007 were lower warranty expenses of $0.8 million due to improvements in product reliability. The improvement in gross margin for Service in 2007 reflects the favorable margin achieved from our in-the-field tool upgrades and our focus on controlling expenses including personnel, personnel related expenses and material costs as compared to 2006.

The product gross margin decreased to 45.4% in 2006 as compared to gross margin of 52.6% in 2005. The decrease was due to higher warranty costs of $2.7 million and excess and obsolete inventory charges of $1.9 million. In addition, we incurred underutilization charges of $0.8 million at our Soluris facility acquired in March 2006. The negative gross margin for Service improved in 2006 as compared to 2005 by the positive service margins received from the Accent and Soluris operations; however, we have not been able to fully recover the higher costs associated with meeting our customers’ increasing service demands.

Operating expenses.    Our operating expenses were comprised of the following categories (in thousands):

	Fiscal Year
	2007	2006	Change
Research and development	$18,577	$14,253	$4,324	30.3%
Selling	19,561	16,977	2,584	15.2
General and administrative	21,704	21,305	399	1.9
Amortization of intangible assets	5,782	5,338	444	8.3
Restructuring charge	2,128	—	2,128	100.0
Gain on sale of assets	(2,100)	—	(2,100)	100.0

Total operating expenses	$65,652	$57,873	$7,779	13.4%

	Fiscal Year
	2006	2005	Change
Research and development	$14,253	$12,533	$1,720	13.7%
Selling	16,977	10,945	6,032	55.1
General and administrative	21,305	11,882	9,423	79.3
Amortization of intangible assets	5,338	256	5,082	1985.2
Merger termination fee	—	(8,300)	8,300	100.0
Asset impairment and disposition	—	2,232	(2,232)	(100.0)

Total operating expenses	$57,873	$29,548	$28,325	95.9%

Research and development.    The increase in research and development in 2007 of $4.3 million reflects expenses for the full year related to the additional headcount and related development expenses associated with our acquisitions of Accent in July 2006 and Soluris in March 2006, partially offset by lower stock-based compensation charges of $0.3 million.

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

Selling.    Selling expenses increased $2.6 million for the year 2007 over the comparable year of 2006 reflecting expenses for the full year related to the additional headcount and related expenses associated with the acquisitions of Accent in July 2006 and Soluris in March 2006 including higher commissions expenses of $0.4 million associated with higher revenue levels.

Selling increased in 2006 due to the addition of $3.9 million associated with our acquisitions of Accent in July 2006 and $1.8 million associated with Soluris in March 2006. In addition we have incurred stock-based compensation charges of $1.0 million related to our adoption of SFAS 123(R).

General and administrative.    General and administrative expenses in 2007 increased slightly over the comparable period of 2006 as a result of termination charges of certain senior executives of $0.8 million, consulting, travel and recruiting expenses of $0.9 million and costs associated with enhancing our internal information technology infrastructure of $1.7 million. The 2007 increases were partially offset by lower legal expenses of $0.6 million as we settled the patent litigation with Nova in April 2007; lower regulatory and accounting compliance costs of $1.4 million and lower stock-based compensation charges of $0.7 million.

General and administrative expenses in 2006 increased as a result of increased headcount-related expenses of $3.0 million as we have expanded and enhanced our finance and administrative functions, higher legal expenses of $2.3 million associated with our patent infringement lawsuits with KLA and with Nova, additional general and administrative expense from our acquisitions of Accent and Soluris of $3.3 million, stock-based compensation charges of $2.1 million related to our adoption of SFAS 123(R) and $0.6 million of higher charges for professional services associated with compliance with regulatory requirements under the Sarbanes-Oxley Act. General and administrative expenses increased in 2005 as a result of professional services associated with compliance with regulatory requirements under the Sarbanes Oxley Act, legal expenses related to our patent infringement lawsuits, increased headcount relating to the expansion and enhancement our finance function and expenses associated with the restatement of our financial results for 2004 and the first two quarters of 2005.

Amortization of intangible assets.    Amortization of intangible assets for 2007 increased $0.4 million from the comparable period in 2006 due primarily to incurring amortization charges for the full year in 2007 as compared to incurring amortization for only a part of the year in 2006 as the Soluris acquisition closed in March 2006 and the Accent acquisition closed in July 2006.

Restructuring charge.    During the third quarter of 2007, we announced that we would close our Milpitas, California machine shop and plating facility as part of our mission to reverse our manufacturing vertical integration and lower our breakeven point. In conjunction with this closure, we recorded a restructuring charge of $2.1 million consisting of $1.9 million write-down of fixed assets, $0.1 million for professional fees and $0.1 million for severance payments.

(in thousands)	Professional Fees	Severance and Other Benefits	Other Charges	Total
Restructuring charges	$126	$92	$1,910	$2,128
Non-cash charges	—	—	(1,910)	(1,910)
Cash paid	(126)	(92)	—	(218)

Reserve balance at December 29, 2007	$—	$—	$—	$—

Gain on the sale of assets.    In August 2007 we entered into a contract to sell a parcel of land and building in Japan and realized a gain on the sale of $1.1 million. In addition, the sale of a condominium in California was consummated in July 2007 and we realized a gain of $0.2 million in the third quarter of 2007. We also sold other non-strategic assets during the third quarter of 2007 realizing a gain of $0.8 million.

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

Asset impairment.    In 2005 we recorded an asset impairment charge of $2.2 million related to certain assets in our FPD business unit. Under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we should assess the recoverability of assets when events become known which would indicate potential impairment. We evaluated the estimated future cash flows of certain asset groups in our FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset groups in excess of the associated discounted future cash flows. Accordingly, we recorded an asset impairment charge during the second quarter of 2005.

Other income (expense).    Our net other income (expense) consisted of the following categories (in thousands):

	Fiscal Year
	2007	2006	Change
Interest income	$202	$851	$(649)	(76.3)%
Interest expense	(211)	(60)	(151)	251.7%
Other (loss) income	(13)	(1,116)	1,103	(98.8)%

Total other (expense) income net	$(22)	$(325)	$303	(93.2)%

	Fiscal Year
	2006	2005	Change
Interest income	$851	$998	$(147)	(14.7)%
Interest expense	(60)	(73)	13	(17.8)%
Other (loss) income	(1,116)	(579)	(537)	92.7%

Total other (expense) income, net	$(325)	$346	$(671)	(193.9)%

The lower interest income is due to lower average cash and cash equivalent balances and lower yields obtained on our investments. Interest expenses relate to our debt obligations in Japan, which were fully paid in July 2007, and the United Kingdom. In addition we incur interest expense associated with the sale of our accounts receivable in Japan (see Note 4 of our Notes to Consolidated Financial Statements). Other income (expense) includes foreign exchange gains/losses, commission income and rental income and miscellaneous expenses. With the acquisition of Accent in 2006, we incurred foreign exchange losses due to exchange rate fluctuations associated with extensive intercompany balances assumed with the transaction.

Provision/Benefit for income taxes.    The benefit for income taxes for 2007 and 2006 of $0.0 million and $0.3 million was primarily due to benefiting the losses of certain foreign jurisdictions where sufficient deferred tax liabilities exist. Our effective tax rate was nil, (1.4)%, and 12.6% in 2007, 2006 and 2005, respectively. Our income tax expense in 2005 was primarily a result of foreign income taxes as our U.S. federal income taxes were primarily offset by a reduction in deferred tax asset valuation allowances. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Sale of Flat Panel Display (FPD) Business Unit

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

Liquidity and Capital Resources

At December 29, 2007, our cash and cash equivalents totaled $14.9 million as compared to $8.0 million at December 30, 2006. At December 29, 2007, we had working capital of $57.1 million compared to $49.7 million at December 31, 2006. The increase in cash, cash equivalents and investments for the year ended December 29, 2007 of $7.0 million resulted primarily from cash provided by operating activities of $3.8 million, sale of assets of $3.9 million and sale of shares under our employee stock option and purchase plans of $4.1 million, partially offset by repayment of debt of $1.5 million.

The $32.5 million decrease in cash, cash equivalents and investments for the year ended December 30, 2006 resulted primarily from cash used in operating activities of $16.7 million, costs associated with our acquisitions of Soluris and Accent of $7.5 million and repayment of debt of $15.6 million, partially offset by maturities of short term investments of $5.0 million and the sale of shares under our employee stock option and purchase plans of $2.0 million.

We maintain arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The sale of these receivables accelerates our cash collection and reduces our credit exposure. See Note 4 of the Consolidated Financial Statements for more information.

Cash provided from operating activities for 2007 was $2.7 million comprised primarily of certain non-cash charges such as $5.8 million of amortization of intangible assets, $3.5 million of depreciation and $3.8 million of stock-based compensation offset by the net loss of $4.0 million and increases in working capital of $7.3 million due primarily to increases in accounts receivable of $9.5 million reflecting the increase in our revenues. Uses of net cash for operating activities was $16.7 million for 2006 was comprised of a net loss of $22.1 million, increases in inventories of $10.4 million offset by reductions of accounts receivable of $4.2 million and non-cash expenses of $12.4 million. The non-cash expenses were comprised of depreciation and amortization of $7.8 million from acquired intangible assets associated with our acquisitions of Accent and Soluris and by stock-based compensation of $5.0 million. For comparison, cash provided by operating activities during 2005 of $7.2 million was comprised of net income of $1.5 million, including the merger termination fee of $8.3 million, non-cash charges of $4.7 million including depreciation, amortization and an asset impairment charge of $2.2 million, and reductions of working capital of $1.0 million.

Investing activities provided net cash of $2.4 million and $14.3 million in 2007 and 2005, respectively, and used cash of $3.8 million in 2006. In 2007, we received sales proceeds of $3.8 million from the sale of assets (see preceding discussion for “Gain on sale of assets”) offset by capital expenditures of $1.4 million. Cash used by investing activities for 2006 of $3.8 million included cash outlays of $7.5 million related to our acquisitions of Soluris and Accent and capital expenditures of $1.1 million offset by the net reduction in our short-term investments, primarily United States Treasury Bills of $5.0 million. Cash provided by investing activities for 2005 of $14.3 million included the net reduction in our short-term investments, primarily United States Treasury Bills of $13.0 million and we received proceeds from the sale of assets of $1.6 million, (see preceding discussion for “Sale of Flat Panel Display Business Unit”) offset by capital expenditures of $0.3 million.

Financing activities provided net cash of $1.8 million and $3.1 million in 2007 and 2005 and used net cash of $13.2 million in 2006, respectively. Cash provided by financing activities for 2007 resulted from the $4.1 million of proceeds of sale of common stock under our employee stock purchase and stock option plans offset by the repayment of debt of $1.5 million and repurchases of stock of $0.7 million. Cash used by financing activities for 2006 was due to repayments of short-term and long-term debt in Japan of $1.6 million and repayment of $14.0 million of debt assumed in the Accent merger. These amounts were partially offset by proceeds from the sale of stock from the exercise of employee stock options of $2.0 million. Cash provided by financing activities in 2005 resulted primarily from the sale of shares under our stock options plans, offset to some extent by the net repayment of debt obligations by our Japanese subsidiary.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. However, we believe working capital including cash and cash equivalents and funds available to us for our line of credit, will be sufficient to meet our needs through at least the next twelve months. However, we may require additional cash to fund acquisitions or investment opportunities or other events may arise in the future. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity or convertible debt financing we obtain may dilute your ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

In February 2007, we entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15.0 million. The instrument governing the facility includes certain financial covenants regarding net tangible worth. All borrowings under this credit line bear interest, at our election, at a per annum rate equal to the bank’s prime rate or at the Libor rate plus 2.25%. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.

Contractual obligations

The following table summarizes our contractual cash obligations as of December 29, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations(1)	$277	$148	$129	$—	$—
Other long-term liabilities	$1,283	$—	$530	$—	$753
Operating lease obligations	$2,181	$868	$1,309	$4	$—

(1)	Our debt obligations relate to an equipment financing arrangement in the United Kingdom. All amounts include interest, which we are obligated to pay.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 29, 2007 was approximately $12 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

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

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States: 68.2%, 65.0% and 66.8% of sales in 2007, 2006 and 2005, respectively. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies. Foreign currency transactions resulted in a loss of $0.2 million, $1.2 million and $0.6 million in 2007, 2006 and 2005, respectively. In addition, our exposure to foreign exchange rate fluctuations arises in part from current intercompany accounts in which costs (primarily product costs) from the United States and the United Kingdom are charged to our foreign subsidiaries. These intercompany accounts are denominated in U.S. dollars, Japanese Yen and British Pounds and the net payable to the United States parent amounted to $1.5 million as of December 29, 2007. A hypothetical 10% change in the foreign currency exchange rate at December 29, 2007 would result in less than $0.2 million increase or decrease in transaction gains or losses which would be included in our net income.

In foreign locations we have $3.3 million of net liabilities, including long-term loans payable to the United States and, as a result, a hypothetical 10% change in the foreign currency exchange rate at December 29, 2007 would result in $0.3 million increase or decrease in the net assets and a corresponding increase or decrease in other comprehensive income.

Interest Rate Risk

At December 29, 2007 and December 30, 2006, the Company did not hold investments in marketable securities. We have fixed-rate debt obligations in the United Kingdom that are denominated in British pounds sterling and have no interest rate risk. At December 29, 2007 and December 30, 2006, our total debt obligation was $0.3 million and $1.8 million, respectively, with a long-term portion of $ 0.1 million and $1.3 million, respectively. A hypothetical 10% change in interest rates at December 29, 2007 would not have a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nanometrics Incorporated

Milpitas, California

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended December 29, 2007. In connection with our audits of the financial statements, we have also audited the consolidated financial statement schedule listed in Item 15 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanometrics Incorporated at December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nanometrics Incorporated’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California

March 13, 2008

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,919	$7,957
Accounts receivable, net of allowances of $323 and $841, as of December 29, 2007 and December 30, 2006, respectively	34,855	24,888
Inventories	33,343	43,601
Inventories- delivered systems	785	4,212
Prepaid expenses and other	2,598	3,639

Total current assets	86,500	84,297
Property, plant and equipment, net	44,419	43,294
Goodwill and indefinite lived intangible asset	52,532	55,217
Intangible assets, net	21,820	27,583
Other assets	1,805	1,985

Total assets	$207,076	$212,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	13,931	9,155
Accounts payable to related party	—	181
Accrued payroll and related expenses	4,514	5,227
Deferred revenue	2,501	10,451
Other current liabilities	7,243	8,381
Income taxes payable	1,101	695
Current portion of debt obligations	148	486

Total current liabilities	29,438	34,576
Deferred income taxes	382	1,848
Debt obligations and other long-term liabilities	1,412	1,321

Total liabilities	31,232	37,745

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 47,000,000 shares authorized; 18,620,682 and 18,141,589 respectively, outstanding	19	18
Additional paid-in capital	187,180	182,096
Accumulated deficit	(13,917)	(9,909)
Accumulated other comprehensive income	2,562	2,426

Total stockholders’ equity	175,844	174,631

Total liabilities and stockholders’ equity	$207,076	$212,376

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net revenues:
Products	$126,049	$80,636	$61,012
Service	20,241	15,738	9,531

Total net revenues	146,290	96,374	70,543

Costs of net revenues:
Cost of products	63,938	44,016	28,917
Cost of service	20,717	16,610	10,695

Total costs of net revenues	84,655	60,626	39,612

Gross Profit	61,635	35,748	30,931
Operating expenses:
Research and development	18,577	14,253	12,533
Selling	19,561	16,977	10,945
General and administrative	21,704	21,305	11,882
Amortization of intangibles assets	5,782	5,338	256
Restructuring charge	2,128	—	—
Gain on sale of assets	(2,100)	—
Merger termination fee	—	—	(8,300)
Asset impairment and disposition	—	—	2,232

Total operating expenses	65,652	57,873	29,548

Income (loss) from operations	(4,017)	(22,125)	1,383

Other income (expense):
Interest income	202	851	998
Interest expense	(211)	(60)	(73)
Other, net	(13)	(1,116)	(579)

Total other income (expense), net	(22)	(325)	346

Income (loss) before income taxes	(4,039)	(22,450)	1,729
Provision (benefit) for income taxes	(31)	(323)	218

Net income (loss)	$(4,008)	$(22,127)	$1,511

Basic net income (loss) per share	$(0.22)	$(1.47)	$0.12

Diluted net income (loss) per share	$(0.22)	$(1.47)	$0.11

Shares used in per share computation:
Basic	18,099	15,075	12,760

Diluted	18,099	15,075	13,471

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, January 1, 2005	12,566,636	$104,191	$—	$10,707	$1,931	$116,829
Comprehensive income:
Net income	—	—	—	1,511	—	1,511	$1,511
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(1,100)	(1,100)	(1,100)

Comprehensive income	—	—	—	—	—	—	$411

Issuance of common stock under stock-based compensation plans	424,258	2,947	—	—	—	2,947
Tax benefit of employee stock transactions	—	156	—	—	—	156

Balances, December 31, 2005	12,990,894	$107,294	—	12,218	831	120,343
Reincorporation in Delaware		(107,281)	107,281			—
Comprehensive loss:
Net loss	—	—	—	(22,127)	—	(22,127)	$(22,127)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	1,595	1,595	1,595

Comprehensive loss	—	—	—	—	—	—	$(20,532)

Issuance of common stock under stock-based compensation plans	285,481	—	1,970	—	—	1,970
Stock-based compensation expense	—	—	5,025	—	—	5,025
Issuance of common stock in the Accent acquisition	4,865,214	5	67,820	—	—	67,825

Balances, December 30, 2006	18,141,589	$18	182,096	(9,909)	2,426	174,631
Comprehensive loss:
Net loss	—	—	—	(4,008)	—	(4,008)	$(4,008)
Other comprehensive income, net of tax:
Employee benefit plan adjustment					(345)	(345)	(345)
Foreign currency translation adjustments	—	—	—	—	481	481	481

Comprehensive loss	—	—	—	—	—		$(3,872)

Issuance of common stock under stock-based compensation plans	717,374	1	4,093	—	—	4,094
Stock-based compensation expense	—	—	3,767	—	—	3,767
Accent purchase price adjustment	(146,826)	—	(2,037)	—	—	(2,037)
Repurchases of common stock	(91,455)	—	(739)	—	—	(739)

Balances, December 29, 2007	18,620,682	$19	$187,180	$(13,917)	$2,562	$175,844

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income (loss)	$(4,008)	$(22,127)	$1,511
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,307	7,765	2,437
Stock-based compensation	3,767	5,025	—
Asset impairment	—	—	2,232
Loss (gain) on disposal of asset	(2,100)	21	(6)
Deferred tax liability	(847)	(437)	—
Non-cash portion of restructuring charges	1,910	—	—
Changes in assets and liabilities:
Accounts receivable	(9,519)	4,218	1,717
Inventories	3,534	(7,106)	(731)
Inventories – delivered systems	3,427	(3,307)	—
Prepaid expenses and other current assets	1,403	(799)	(555)
Accounts payable, accrued and other liabilities	3,302	(6,129)	1,138
Deferred revenue	(7,748)	6,223	63
Income taxes payable	243	(86)	(558)

Net cash provided by (used in) operating activities	2,671	(16,739)	7,248

Cash flows from investing activities:
Purchase of certain net assets in connection with acquisitions, net of cash acquired	—	(7,538)	—
Purchases of short-term investments	—	—	(50,030)
Sales/maturities of short-term investments	—	4,949	63,000
Purchases of property, plant and equipment	(1,434)	(1,183)	(322)
Proceeds from sale of assets	3,863	—	1,603

Net cash provided by (used in) investing activities	2,429	(3,772)	14,251

Cash flows from financing activities:
Proceeds from issuance of debt obligations	—	424	1,789
Repayments of debt obligations	(1,536)	(15,578)	(1,625)
Repurchase of stock	(739)	—	—
Proceeds from issuance of common stock under employee stock purchase and stock option plans	4,094	1,970	2,947

Net cash provided by (used in) financing activities	1,819	(13,184)	3,111

Effect of exchange rate changes on cash and cash equivalents	43	1,207	(114)

Net increase (decrease) in cash and cash equivalents	6,962	(32,488)	24,496
Cash and cash equivalents, beginning of year	7,957	40,445	15,949

Cash and cash equivalents, end of year	$14,919	$7,957	$40,445

Supplemental disclosure of cash flow information:
Cash paid for interest	$149	$46	$70

Cash paid (received) for income taxes, net	$462	$(22)	$1,061

Capitalization of inventory as property, plant and equipment	$6,746	$—	$—

Goodwill adjustment (Note 8)	$2,685	$—	$—

Fair value of Nanometrics shares issued to former Accent stockholders	$—	$67,481	$—

Fair value of Nanometrics shares issued to former Accent optionees	$—	$344	$—

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Note 1.    Significant Accounting Policies

Description of Business – Nanometrics Incorporated (“Nanometrics” or the “Company”) and its wholly owned subsidiaries design, manufacture, market, sell and support thin film, optical critical dimension and overlay dimension metrology systems for customers in the semiconductor and, until October 2005, flat panel display industries (See Note 17 “Asset Impairment and Disposition”). These metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The Company’s optical critical dimension technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. The corporate headquarters of Nanometrics is located in Milpitas, California.

Basis of Presentation – The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification – The Company reclassified the amortization of intangible assets, previously included in cost of product and selling expenses, to a separate line on the Company’s consolidated statement of operations. Amounts reclassified were $5.3 million and $0.3 million for the years ended December 30, 2006 and December 31, 2005.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other income” in the consolidated statements of operations in the period incurred and consist of a loss for years 2007, 2006 and 2005 of $0.2 million, $1.2 million, and $0.6 million, respectively.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and software that is incidental to the products. The Company derives revenue from three sources—sales of its process control metrology systems, spare part sales and service contracts. Nanometrics’ arrangements with customers do not contain provisions to grant general rights of return to our customers. The Company’s arrangements for sales of our systems often include customer-specified objective acceptance criteria.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer, which usually occurs upon delivery, if the Company has reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria, and all other recognition criteria have been met. For initial sales of product where the Company has not previously met the defined customer specified criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period.

In Japan, where the Company’s contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided all other recognition criteria have been met.

All products are assembled prior to shipment to customers. The Company often performs installation for its customers, however, such installation is inconsequential and perfunctory as it may also be performed by third parties and is not considered essential to the functionality of the equipment. Revenue related to spare parts sales is recognized upon shipment and is included as part of service revenue. Service revenue also includes service contracts and non-warranty, billable repairs of systems. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to billable repairs of systems not under contract is recognized as services are performed. On occasion, customers request a warranty period longer than the Company’s standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, the Company follows the guidance of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” associated revenue is deferred and recognized to income ratably over the term of the contract. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, the Company does not provide its customers with return rights. Service contracts may be purchased by the customer when the warranty period expires.

The guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, is considered in cases where certain elements of a sales arrangement are not delivered and accepted at the same time. In such cases, the Company defers the relative fair value of the undelivered element until that element is delivered to and accepted by the customer. In order to recognize revenue associated with delivered elements, the following criteria must be met: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until the criteria have been met or all elements have been delivered to the customer. Objective and reliable evidence of the fair value is based on the amounts the Company sells equivalent products or services for on a stand alone basis.

The Company’s systems include hardware and software that is incidental to the system. The Company periodically reviews the software element of its equipment systems in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of SP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, to ascertain that the software continues to be incidental.

Fiscal Year – The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, 2007 consisted of 52 weeks ending December 29, 2007, 2006 consisted of 52 weeks and ended on December 30, 2006, 2005 consisted of 52 weeks and ended on December 31, 2005.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

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

Fair Value of Financial Instruments – Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt obligations. Cash equivalents and short-term investments are stated at fair market value based on quoted market prices. The carrying values of accounts receivable and accounts approximate their fair values because of the short-term maturity of these financial instruments. For long-term debt obligations, because the interest rates on such debt are fixed and the interest rates for long-term rates have not fluctuated significantly, the carrying values of long-term debt obligations approximate their fair values.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation is computed using the straight–line method over the following estimated useful lives of the assets:

Building and improvements	5–40 years
Machinery and equipment	3–10 years
Furniture and fixtures	3–10 years

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company determined that there were two reporting units, Products and Services. The Company’s impairment review process, which is completed as of the last day of November of each year, compares the fair value of the Company’s reporting unit to the carrying value, including the goodwill related to each of the reporting units.

To determine the fair value, the Company uses the income method which is based on a discounted future cash flow approach that uses estimates including the following for the Company’s reporting unit: revenue, based on assumed market growth rates and the Company’s assumed market share; estimated costs; and appropriate discount rates based on the particular reporting unit’s weighted average cost of capital. Estimates of market growth, market share, and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates used to manage the underlying businesses. The Company’s business consists of both established and emerging technologies and forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. The Company also considered its market capitalization on the dates of the impairment test in determining the fair value of the respective businesses.

The fair value estimates are based on the extensive use of management’s estimates and assumptions, and the result of these procedures can have a significant impact on the Company’s future operating results.

Long-Lived Assets – The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Income Tax Assets and Liabilities – The Company accounts for income taxes based on SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. The Company evaluates the deferred tax assets on an annual basis to determine whether or not a valuation allowance is appropriate. Factors used in this

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

determination include future expected income and the underlying asset or liability which generated the temporary tax difference. The income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in the valuation allowance.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income of $2.6 million as of December 29, 2007 consists of $0.3 million of unrealized loss related to Taiwan pension activity and accumulated translation adjustments, net of income taxes, of $2.9 million. Accumulated other comprehensive income as of December 30, 2006 consisted of accumulated translation adjustments, net of income taxes of $2.4 million.

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

A reconciliation of the changes to the Company’s warranty accrual for 2007, 2006 and 2005 is as follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Balance as of beginning of period	$4,349	$1,440	$1,055
Balance assumed through acquisitions	—	1,330	—
Actual warranty costs	(3,207)	(2,626)	(1,170)
Provision for warranty	3,403	4,205	1,555

Balance as of end of period	$4,545	$4,349	$1,440

Guarantees – In addition to product warranties, from time to time, in the normal course of business, the Company indemnifies certain customers with whom it enters into a contractual relationship. The Company has agreed to hold the other party harmless against third party claims that its products, when used for their intended purpose(s), infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the balance sheets as of December 29, 2007 and December 30, 2006.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of revenues.

Advertising Costs – The Company expenses advertising costs as incurred.

Stock-Based Compensation – Upon adoption of SFAS 123(R) “Share Based Payments” on January 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by Staff Accounting Bulletin (“SAB”) No. 107. The expected volatility is based on the historical volatility of the Company’s stock price.

Defined Employee Benefit Plans – The Company maintains a defined benefit pension plan in Taiwan for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by using management’s actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases and employer turnover rates. Obligations are recorded under the corridor method in accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”).

Net Income Per Share – Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. During 2007 and 2006, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. For 2005, stock options with exercise prices in excess of the fair market value of common stock were excluded from the diluted weighted average shares outstanding, as their effect is anti-dilutive. The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Weighted average shares outstanding – shares used in basic net income per share computation	18,099	15,075	12,760
Dilutive effect of stock options, using the treasury stock method	—	—	711

Shares used in diluted net income per share computation	18,099	15,075	13,471

For 2007, 2006 and 2005, diluted net income (loss) per share excluded common equivalent shares outstanding of 2.3 million, 2.2 million, and 1.2 million, respectively, as their effect was antidilutive.

Certain Significant Risks and Uncertainties – Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable (see Note 4). All cash equivalents at December 29, 2007 and December 31, 2006 were deposited with

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

two financial institutions which the Company believes are of high credit quality. Cash equivalent deposits with financial institutions may, at times, exceed federally insured limits, however, the Company has not experienced any losses on such accounts.

For short-term investments, credit risk is limited by placing all investments with high credit quality issuers and limits the amount of investment with any one issuer. The Company only invests in United States Treasury Bills with maturities of one year or less. There were no short-term investments as of December 29, 2007 or December 30, 2006.

The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company’s top ten largest customers in 2007 and 2006 consisted of 60% and 65%, respectively, of its total net revenues. See Note 21, Major Customers.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R”). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure eligible assets and liabilities at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is evaluating the impact of the adoption of the provisions of SFAS 159.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. FAS 157-2. The FSP, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The FSP also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Company does not expect the adoption of SFAS 157 to have a significant impact on its financial position or results of operations.

Note 2.    Acquisitions

Soluris Inc.

On March 15, 2006, Nanometrics announced that it had acquired Soluris Inc., (“Soluris”) a Concord, Massachusetts-based privately held corporation focused on overlay and CD measurement technology. The acquisition of Soluris, which was renamed Nanometrics IVS Division, is expected to enhance Nanometrics’ line of overlay products and provide access to new customers. Under the terms of the merger agreement, which was an all-cash transaction, the total consideration to purchase all the outstanding stock of Soluris was $7.0 million including $0.4 million in transaction fees, including legal, valuation and accounting fees. The merger has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Soluris acquired in connection with the merger, based on their respective estimated fair values. The results of operations of Soluris were included in the Company’s consolidated statements of operations from the date of the acquisition.

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

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

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

The patented technology is being amortized over an estimated useful life of ten years and customer relationships are being amortized on an accelerated basis over an estimated useful life of nine years designed to match the amortization to the benefits where applicable. The amount allocated to the trademark has been determined to have an indefinite life. In accordance with SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”), the Company will not amortize the goodwill and trademark, but will evaluate them annually for impairment or whenever events or circumstances occur which indicate that they might be impaired.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Accent Optical Technologies Inc.

On July 21, 2006, Nanometrics completed its acquisition of Accent Optical Technologies, Inc. (“Accent”), a Bend Oregon-based privately held corporation focused on overlay and thin film metrology and process control systems. The acquisition of Accent is expected to enhance Nanometrics’ line of overlay and thin film products and to provide access to new customers, especially in Europe. Under the terms of the merger agreement relating to the acquisition, the total estimated purchase price of $70.6 million includes the exchange of Nanometrics common stock valued at $65.4 million, assumed stock options with a fair value of $0.3 million, a loan made to Accent prior to completion of the acquisition of $2.5 million and direct transaction costs of $2.3 million. The merger has been accounted for under the purchase method of accounting in accordance with SFAS 141. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Accent acquired in connection with the merger, based on their respective estimated fair values. The Accent and Soluris acquisitions were made to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. These factors contributed to the purchase price in excess of the fair value of net tangible and intangible assets acquired in the Accent and Soluris acquisitions. The results of operations of Accent were included in the Company’s consolidated statements of operations from the date of the acquisition.

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

During 2007, in accordance with EITF 93-7, the Company recorded adjustments to the recorded goodwill of $0.6 million relating to the true-up of the acquiree’s tax positions relating to periods prior to acquisition by the Company which related primarily to certain research and development tax deductions and intercompany loan interest deductions.

Pursuant to the merger agreement, 486,505 shares of Nanometrics common stock delivered as consideration in the merger were withheld and deposited in an escrow fund in order to secure Accent and its former stockholders’ performance of indemnification obligations under the merger agreement. Upon closing, Nanometrics had a claim on the escrow for a number of shares equal to the Accent transaction costs that exceed $4.2 million, divided by the ten-day average closing price of Nanometrics common stock prior to submission of the claim. During the third quarter of 2007, the Company filed a claim on the escrow shares for $1,037,000 for transaction expenses in excess of the $4.2 million. Accordingly, 146,826 shares of common stock deposited into escrow were retained by the Company with the remainder of shares in escrow distributed to the former Accent stockholders. As the original valuation of Accent included the value of the common stock shares deposited into escrow, the Company recorded an adjustment to goodwill of $2.0 million during the third quarter of 2007 equal to the original valuation of the common stock shares retained.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The allocation of the Accent purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions.

The total purchase price of the merger is as follows (in thousands):

Fair value of Nanometrics shares issued to Accent stockholders	$67,481
Fair value of Nanometrics shares held in escrow and retained by the Company	(2,037)
Fair value of Nanometrics shares issuable to former Accent optionees	344
Loan to Accent	2,500
Direct transaction fees and expenses	2,305

Total purchase price	$70,593

The allocation of the Accent purchase price is summarized below (in thousands):

Assets acquired:
Cash	$3,845
Accounts receivable	9,767
Inventories	10,669
Fixed assets	1,256
Other assets	1,765

Total tangible assets acquired	27,302

Liabilities assumed:
Accounts payable	(4,319)
Accrued compensation	(3,133)
Short term loans	(14,020)
Accrued interest	(1,717)
Accent transaction expenses	(5,011)
Deferred income tax liability	(1,477)
Deferred revenue	(354)
Other accrued liabilities	(4,259)

Total liabilities assumed	(34,290)

Net liabilities assumed	(6,988)
Goodwill and other intangible assets:
Goodwill	48,550
Customer relationships	13,200
Developed technology	9,100
Brand names	3,600
Backlog	3,131

Total goodwill and other intangible assets	77,581

Net estimated purchase price	$70,593

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The patented technology and brand names are being amortized over an estimated average useful life of eight years and customer relationships are being amortized on an accelerated basis over an estimated useful life of nine years designed to match the amortization to the benefits where applicable. In accordance with SFAS 142, the Company will not amortize the goodwill, but will evaluate it annually for impairment or whenever events or circumstances occur which indicate that it might be impaired.

During the third quarter of 2006, the Company finalized its plans to transition the York England manufacturing operations to outside contractors in Asia. The integration plan included the involuntary termination or relocation of approximately 35 employees in the United States and the transition of all manufacturing operations from the York, England facility to outside contract manufactures. The consolidation of the manufacturing operations as well as involuntary employee terminations was completed in the third quarter of 2007. The acquisition-related restructuring liabilities were accounted for under Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SFAS No. 112 “Employer’s Accounting for Postemployment Benefits” and therefore were included in the purchase price allocation of the cost to acquire Accent. The Company recorded a liability of $1.0 million for these activities as of July 21, 2006. As of December 30, 2006, the Company paid $0.8 million of these charges. The Company paid the remaining restructuring reserve balance of $0.2 million during 2007.

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

Note 3.    Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (collectively “Employee Stock Purchases”) based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the beginning of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 29, 2007 and December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 29, 2007 and December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate in 2007 and 2006 of 22.7% and 14.4%, respectively, was based on historical forfeiture experience. In the Company’s pro forma information, required under SFAS No. 123 for the periods prior to 2006, the Company estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during fiscal 2007 and 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

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

	2007	2006
Stock Options:
Expected life	4.4 years	4.5 years
Volatility	59.3%	71.2%
Risk free interest rate	4.96%	4.80%
Dividends	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	35.0%	42.0%
Risk free interest rate	2.52%	3.49%
Dividends	—	—

The weighted average fair value per share of the stock options awarded in 2007 and 2006 of $7.69 and $11.71, respectively, was based on the fair market value of the Company’s common stock on the grant dates.

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the Employee Stock Purchases under SFAS 123(R) which was allocated as follows (in thousands):

	Fiscal Year 2007	Fiscal Year 2006
Cost of products	$287	$354
Cost of service	337	305
Research and development	997	1,313
Selling	755	988
General and administrative	1,391	2,065

Total stock-based compensation expense related to employee stock options and employee stock purchases	$3,767	$5,025

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The table below reflects pro-forma net income (loss) and basic and diluted net income (loss) per share for 2005 as if the fair value recognition provisions of SFAS 123 had been applied as follows (in thousands except per-share amounts):

2005
Net income (loss):
As reported(1)	$1,511
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(2)	(4,865)

Pro forma net loss(3)	$(3,354)

Basic net income (loss) per share:
As reported	$0.12
Pro forma	$(0.26)
Diluted net income (loss) per share:
As reported	$0.11
Pro forma	$(0.26)
Basic Shares:
As reported	12,760
Pro forma	12,760
Diluted Shares:
As reported	13,471
Pro forma	12,760

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net loss and net loss per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

A summary of activity under the Company’s stock option plans during 2007 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 30, 2006	1,081,900	3,826,806	$10.60
Shares added through 2005 Equity Incentive Plan	544,248	—	—
Exercised	—	(605,786)	5.83
Granted	(1,368,179)	1,368,179	7.69
RSU allocation	(90,000)	—	—
Canceled	1,439,942	(1,468,732)	11.10

Outstanding at December 29, 2007	1,607,911	3,120,467	$9.94	4.6	$4,381

Exercisable at December 29, 2007		1,303,145	$11.17	3.17	$1,448

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The Company granted 90,000 Restricted Stock Units (“RSU”) during the year-end December 29, 2007 to key management employees with vesting periods spanning from one to three years. The Company made no such RSU grants in previous years.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.86 as of December 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2007 and 2006 was $0.6 million and $1.0 million, respectively. The fair value of options vested was $6.6 million in 2007.

In connection with the acquisition of Accent in the third quarter of 2006 (Note 2), each outstanding stock option under the Accent Stock Option Plan was converted into an option to purchase shares of the Company’s common stock and, as a result, outstanding options to purchase 205,003 shares of the Company’s common stock were assumed. No further options may be granted under the Accent Stock Option Plan.

The following table summarizes significant ranges of outstanding and exercisable options as of December 29, 2007.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.49–$6.10	248,403	2.55	$5.38	228,403	$5.32
$6.12–$6.12	337,250	6.00	$6.12	0	$0.00
$6.25–$7.35	531,846	6.49	$6.89	57,918	$6.76
$7.63–$8.89	530,288	4.81	$8.62	263,714	$8.59
$9.07–$10.37	386,963	5.61	$9.50	123,481	$10.01
$10.57–$13.46	344,032	4.24	$12.15	194,442	$12.19
$13.57–$14.71	327,032	4.27	$13.74	159,340	$13.85
$14.95 -$16.71	323,653	1.80	$15.78	184,847	$15.87
$17.01–$25.24	88,000	0.97	$20.95	88,000	$20.95
$29.20–$29.20	3,000	0.63	$29.20	3,000	$29.20

$0.49–$29.20	3,120,467	4.60	$9.94	1,303,145	$11.17

As of December 29, 2007 and December 30, 2006, total unrecognized compensation costs related to unvested stock options was $5.2 million and $8.0 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

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

2005
Stock Options:
Expected life	4.4 years
Volatility	87.0%
Risk free interest rate	3.98%
Dividends	—
Weighted average fair value	$8.31

Employee Stock Purchase Plan:
Expected life	0.5 years
Volatility	60.0%
Risk free interest rate	1.4%
Dividends	—
Weighted average fair value	$10.07

Note 4.    Sale of Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), had been met. Under SFAS 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.375% to 1.875% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. In 2007, there were no material gains or losses on the sale of such receivables. In 2007 and 2006, the Company sold $22.4 million $7.5 million, respectively of receivables under the terms of the agreement. There were no amounts due from the financial institution at December 29, 2007 and December 30, 2006.

Note 5.    Inventories

Inventories consist of the following (in thousands):

	At
	December 29, 2007	December 30, 2006
Raw materials and subassemblies	$19,685	$20,227
Work in process	7,134	9,693
Finished goods	6,524	13,681

Total inventories	$33,343	$43,601

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

During 2007, the Company determined that certain demonstration/evaluation equipment would no longer be marketed to be sold. Accordingly, equipment totaling $6.7 million was transferred from inventory to property, plant and equipment.

Note 6.    Related Party Transactions

A former member of the Company’s executive staff, who left the Company in April 2007, is a significant shareholder of a major supplier of assembly parts to the Company. Purchases of assembly parts from the related party were $0.6 million for the three-month period ended March 31, 2007 and $5.1 million for the year ending December 30, 2006. Consulting services received from the related party were $0.2 million for the three-month period ended March 31, 2007 and $0.7 million for the year ending December 30, 2006. The balance of amounts prepaid to the supplier was $0.3 million at December 30, 2006. Amounts due to the related party as of December 30, 2006 was $0.2 million. Accordingly, this vendor is no longer a related party since April 1, 2007.

Note 7.    Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	At
	December 29, 2007	December 30, 2006
Land	$15,597	$16,477
Building and improvements	18,188	28,385
Machinery and equipment	18,753	9,068
Furniture and fixtures	2,185	3,064

	54,723	56,994
Accumulated depreciation and amortization	(10,304)	(13,700)

Total property, plant and equipment, net	$44,419	$43,294

Depreciation expense was $3.5 million, $2.4 million, and 2.2 million for 2007, 2006 and 2005, respectively.

Note 8.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS 142, goodwill and indefinite-lived assets are reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Goodwill and Indefinite Lived Asset

Changes in goodwill are as follows (in thousands):

	At
	December 29, 2007	December 30, 2006
Balance, beginning of period	$54,817	$—
Acquisition of Soluris	—	3,583
Acquisition of Accent	—	51,234
Deferred tax liability adjustment	(648)	—
Settlement of escrow shares (Note 2)	(2,037)	—

Balance, end of period	$52,132	$54,817

On March 15, 2006, as a result of the Company’s acquisition of Soluris, the Company acquired a trademark with a value of $0.4 million with an indefinite life.

Intangible Assets

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 29, 2007 and December 30, 2006 consist of the following (in thousands):

December 29, 2007	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology acquired in business combinations	$9,800	$2,037	$7,763
Customer relationships	15,700	4,638	11,062
Brand names	3,600	749	2,851
Patented technology	1,790	1,646	144
Backlog	3,131	3,131	—
Non-compete agreement	50	50	—
Other	250	250	—

Total	$34,321	$12,501	$21,820

December 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology acquired in business combinations	$9,800	$607	$9,193
Customer relationships	15,700	1,373	14,327
Brand names	3,600	216	3,384
Patented technology	1,790	1,406	384
Backlog	3,131	2,846	285
Non-compete agreement	50	40	10
Other	250	250	—

Total	$34,321	$6,738	$27,583

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which are amortized over one year. Total amortization expense was $5.8 million, $5.3 million, $0.3 million for fiscal 2007, 2006 and 2005, respectively.

The estimated future amortization expense as of December 29, 2007 is as follows (in thousands):

Fiscal Years
2008	$4,881
2009	4,257
2010	3,675
2011	3,201
2012	2,458
2013 and after	3,348

Total amortization	$21,820

Note 9.    Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	At
	December 29, 2007	December 30, 2006
Accrued warranty	$4,545	$4,349
Accrued professional services	529	1,912
Other	2,169	2,120

Total other current liabilities	$7,243	$8,381

Note 10.    Debt Obligations

Debt obligations consist of the following (in thousands):

	At
	December 29, 2007	December 30, 2006
2000 working capital bank loan	$—	$1,387
2006 equipment financing	277	420

Total debt obligations	277	1,807
Current portion of debt obligations	(148)	(486)

Long-term debt obligations	$129	$1,321

The 2006 equipment financing was obtained by the Company’s subsidiary in the United Kingdom and is collateralized by the financed assets. The loan is denominated in British pound sterling (£138,745 at December 29, 2007) and bears interest at 5.53% per annum. The loan is payable in monthly installments with unpaid principal and interest due in November 2009.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The Company is not in breach of any restrictive covenants in connection with its debt.

At December 29, 2007, future annual maturities of debt obligations were as follows (in thousands):

2008	148
2009	129

Total	$277

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

Note 12.    Commitments and Contingencies

The Company leases facilities and certain equipment under non-cancellable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2007, 2006, and 2005 was approximately $2.2 million, $1.0 million and $0.4 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

	Operating Leases	Sublease Income	Net
2008	$1,138	(270)	$868
2009	614		614
2010	394		394
2011	301		301
2012	4		4

Total	$2,451	$(270)	$2,181

Pursuant to an employment agreement, if Nanometrics’ Chief Executive Officer, Tim Stultz, is involuntarily removed from his position, the Company is required to continue his salary for a period of two years from such date. The Company has an employment agreement with the Chief Financial Officer, Gary Schaefer. In the event he is involuntarily removed from his position, the Company is required to continue his salary for a period of

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

twelve months from such date. The Company also has another employment agreement with the Chief Operating Officer, Bruce Crawford, if in the event he is involuntarily removed from his position, the Company is required to continue his salary for a period of six months from such date.

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed a request for re-examination of two of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). These requests for re-examination were recently accepted for review by the PTO. In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examination is completed. The PTO issued Office Actions for two of the re-examination proceedings on March 26, 2006, and an Office Action in the third re-examination proceeding on February 5, 2008. In the various Office Actions, the PTO rejected numerous claims of the three asserted KLA patents.

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

Stock Option Plans

Options to acquire common stock generally vest at a rate of 33.3% upon each anniversary of the stock option grant, and generally expire between five and seven years from the date of grant. The Nanometrics option plans are as follows:

Plan Name	Participants	Shares Authorized
2005 Equity Incentive Plan	Employees, consultants and directors	2,133,974
2002 Nonstatutory Stock Option Plan	Employees and consultants	1,200,000
2000 Employee Stock Option Plan	Employees and consultants	2,450,000
2000 Director Stock Option Plan	Non-employee directors	250,000
1991 Stock Option Plan	Employees and consultants	3,000,000
Accent Optical Technologies, Inc. Stock Incentive Plan	Employees and consultants	205,003

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

See Note 3 above for information on option activity in 2007.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. Nanometrics has reserved 446,403 authorized common shares under the ESPP for issuance in future periods. Shares issued under the ESPP were 111,680 in 2007 at a weighted average price of $5.30, 71,432 in 2006 at a weighted average price of $9.38, and 61,153 in 2005 at a weighted average price of $10.07.

Note 14.    Restructuring Charge

During the third quarter of 2007, the Company announced it would close its Milpitas, California machine shop and plating facility as part of its strategy to reverse its manufacturing vertical integration and lower its breakeven point. In conjunction with this closure, the Company recorded a restructuring charge in an amount of $2.1 million consisting of $1.9 million write-down of property, plant and equipment, $0.1 million for professional fees and $0.1 million for severance payments (in thousands).

	Professional Fees	Severance and Other Benefits	Property, plant and equipment	Total
Restructuring charges recorded during the third quarter of 2007	$126	$92	$1,910	$2,128
Non-cash charges	—	—	(1,910)	(1,910)
Cash paid during 2007	(126)	(92)	—	(218)

Reserve balance at December 29, 2007	$—	$—	$—	$—

Note 15.    Gain on the Sale of Assets

In August 2007, the Company entered into a contract to sell a parcel of land and building in Japan and realized a gain on the sale of $1.1 million. In addition, the sale of a condominium in California was consummated in July 2007 and the Company realized a gain of $0.2 million in the third quarter of 2007. The Company also sold other non-strategic assets during the third quarter of 2007 realizing a gain of $0.8 million.

Note 16.    Merger Termination

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Note 17.    Asset Impairment and Disposition

During 2005, Nanometrics recorded an asset impairment charge of $2.2 million related to certain assets of the flat panel display (“FPD”) business unit. Under SFAS 144, the Company should assess the recoverability of assets when events become known which would indicate potential impairment. The Company evaluated the estimated future cash flows of the FPD business unit and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets. The impairment charge was measured based on the excess carrying value of the asset group in excess of the associated discounted future cash flows.

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

Note 18.    Defined Benefit Pension Plan

Material Fourth Quarter Adjustment

Nanometrics sponsors a statutory defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. During the quarter ended December 29, 2007, the Company included an adjustment of $0.7 million to record the funding deficiency of the Benefit Plan. Of the total adjustment, $0.4 million was charged to expense and $0.3 million was charged directly to Other Comprehensive Income. The adjustment relates to various periods prior to the fourth quarter of fiscal 2007 but are not material to any prior period affected. However, we have provided disclosures in relation to plan activity for 2007 as if amounts had been properly recorded as of the beginning of the 2007 year.

The funded status of the Benefit Plan was as follows for the fiscal year ended December 29, 2007 (in thousands):

Change in fair value of plan assets

Fair value of plan assets at beginning of year	$23
Actual return on plan assets	1
Employer contributions	31

Fair value of plan assets at December 29, 2007	$55

Change in Projected Benefit-Obligations

Projected benefit obligation at the beginning of the year	$784
Service cost	—
Interest cost	24

Benefit obligation at December 29, 2007	$808

Funding deficiency at December 29, 2007	$753

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The funding deficiency is reflected in other long-term liabilities on the balance sheet at December 29, 2007.

The weighted average assumptions used to determine benefit obligations cost were as at December 29, 2007 were:

Average increase in compensation levels	3.0%
Discount rate	3.0%

The accumulated benefit obligation as at December 29, 2007 is $0.5 million.

The Company’s Pension Benefit Plan reflects a net loss of $0.3 million in accumulated other comprehensive income for the year ended December 29, 2007.

Pension Benefit Expense

Nanometrics’ net pension benefit costs were as follows for the year-ending December 29, 2007 (in thousands):

Interest cost	$24
Amortization of transition obligation	36
Actual return on plan assets	(1)
Service cost	—

Net periodic benefit costs for the year ending December 29, 2007	$59

The weighted average assumptions used to calculate net benefit cost were as follows for the fiscal year ended December 29, 2007 were:

Average increase in compensation levels	3.0%
Discount rate	3.0%
Expected long-term returns on the assets	2.5%

As required by the law, the Company’s plan assets are deposited in Trust of Bank of Taiwan in the form of cash, where Trust of Bank of Taiwan is the assigned trustee for statutory retirement benefits. The expected long-term rate of return of assets for the plan reflects the expected returns for the bank accounts held with the government of Taiwan in which the plan invests.

Note 19.    Income Taxes

Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Domestic	$(10,918)	$(14,258)	$9,265
Foreign	6,879	(8,192)	(7,536)

Income (loss) before income taxes	$(4,039)	$(22,450)	$1,729

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$—	$—	$(34)
State	146	20	37
Foreign	719	94	215

	865	114	218

Deferred:
Federal	—	(437)	—
State	—	—	—
Foreign	(896)	—	—

	(896)	(437)	—

Provision (benefit) for income taxes	$(31)	$(323)	$218

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At
	December 29, 2007	December 30, 2006
Deferred tax assets – current:
Reserves and accruals not currently deductible	$9,287	$10,181
Capitalized inventory costs	1,214	1,792

Total gross deferred tax assets – current	10,501	11,973
Valuation allowance	(10,501)	(11,973)

Total net deferred tax assets – current	$—	$—

Deferred tax assets (liabilities) noncurrent:
Tax credit carryforwards	$6,669	$6,054
Depreciation	(1,537)	(2,287)
Reserves and accruals	3,416	3,844
Intangible assets	(1,859)	(2,173)
Net operating loss carryforwards	22,710	6,792
Translation adjustments	—	—

Total net deferred tax assets (liabilities) – noncurrent	29,399	12,230
Valuation allowance	(29,781)	(14,078)

Total net deferred tax assets (liabilities) – noncurrent	$(382)	$(1,848)

As of December 29, 2007, the Company had net operating loss carry-forwards for federal income tax purposes of $38.9 million, which expire after 2023. Of the federal net operating loss carry-forwards, $1.8 million relate to stock options and will be credited to additional paid-in-capital when realized. As of December 29, 2007, the Company had net operating loss carryforwards of $7.3 million and 4.0 million in Japan and the United Kingdom, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

As of December 29, 2007, the Company had available for carry-forward research and experimental tax credits, minimum tax credits and foreign tax credits for federal income tax purposes of $3.7 million, $0.3 million and $1.0 million respectively. Federal credit carry-forwards begin to expire in 2008.

As of December 29, 2007, the Company had available for carry-forward state research and experimental tax credits of $2.2 million. State research and experimental tax credits carry-forward indefinitely.

During the years ended December 29, 2007 and December 30, 2006 the valuation allowance increased by $15.6 million and $ 6.6 million, respectively. The valuation allowance increased in 2007 due to the inclusion of foreign deferred assets net of liabilities of approximately $11 million that had previously been netted against the valuation allowance. The majority of these deferred assets were the result of purchase accounting transactions.

Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Income taxes computed at U.S. statutory rate	$(1,373)	$(7,588)	$605
State income taxes	144	20	37
Foreign tax provision higher than U.S. rates	(33)	79	300
Change in valuation allowance	798	7,195	(655)
Tax credits	—	(199)	(197)
Other, net	433	170	128

Provision (benefit) for income taxes	$(31)	$(323)	$218

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. Upon implementation of FIN 48, the Company did not recognize any increase or decrease to reserves for uncertain tax positions to its January 1, 2007 balance. As of December 29, 2007, unrecognized tax benefits approximated $0.3 million all of which would affect the effective tax rate if recognized.

The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the year ended December 29, 2007, the Company did not recognize interest or penalties related to unrecognized tax benefits. At December 29, 2007, the 2003 through 2007 tax years were open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Included in the balance as of December 29, 2007 are $0.3 million of tax positions which would affect the Company’s income tax expense if recognized as follows (in thousands):

Balance at January 1, 2007	$463
Additions for tax positions of prior years	—
Reductions for tax position of prior years	—
Additions based on tax positions related to the current year	—
Decreases – Settlements	(120)
Reductions – Settlements	—

Balance at December 29, 2007	$343

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 29, 2007, the Company had $0.1 million of accrued interest and penalties related to uncertain tax matters.

By the end of 2008, the Company has $0.1 million of uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. This amount relates to potential withholding tax exposures. The Company does not anticipate the adjustments would result in a material change to the Company’s financial position.

The Company files income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 2003 through 2007 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Note 20.    Bonus Plans

The Company incurred $1.4 million and $2.0 million and in 2007 and 2005, respectively, under a Company-wide formal discretionary cash bonus plan, which covers all eligible employees. There was no expense under the Company-wide formal discretionary cash bonus plan for 2006.

Note 21.    Major Customers

The following customers accounted for 10% or more of total revenue:

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Samsung Electronics Co. Ltd.	15.7%	14.3%	15.9%
Hynix Semiconductor, Inc	10.6%	13.5%	***
Ebara Technologies, Inc	***	***	12.5%
Applied Materials, Inc.	***	20.1%	20.6%

***	The customer accounted for less than 10% of revenue during the period.

At December 29, 2007, there was one customer who accounted for 14.1% of total accounts receivable. As of December 30, 2006 no customer accounted for more than 10% of total accounts receivable.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Note 22.    Product, Segment and Geographic Information

The Company has one operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company’s operating segment is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Total net revenues:
United States	$46,712	$33,691	$23,396
Japan	40,610	16,810	17,991
South Korea	20,116	25,308	18,746
Taiwan	11,447	5,158	6,520
China	10,675	5,972	2,688
Europe	14,563	6,937	1,031
All other	2,167	2,498	171

Total net revenues*	$146,290	$96,374	$70,543

*	Net revenues are attributed to countries based on the customer’s deployment and service locations of systems.

	December 29, 2007	December 30, 2006
Long-lived tangible assets:
United States	$37,767	$37,079
Japan	1,165	2,300
Europe	1,545	708
South Korea	5,589	5,095
Taiwan	158	97

Total long-lived assets	$46,224	$45,279

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

The Company’s product lines differ primarily based on the environment the systems will be used in. Automated systems are used primarily in high-volume production environments. Integrated systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Revenues by product type were as follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Automated systems	$97,125	$56,114	$37,861
Integrated systems	28,924	24,522	23,151

Total product revenues	$126,049	$80,636	$61,012

Note 23.    Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the year ended December 29, 2007 and December 30, 2006 (in thousands, except per share amounts):

	Quarters Ended
	Dec. 29, 2007	Sept. 29, 2007	June 30, 2007	March 31, 2007
Total net revenues	$33,193	$38,647	$37,335	$37,115
Gross profit	14,625	17,083	16,124	13,156
Income (loss) from operations	(1,342)	1,723	292	(4,690)
Net income (loss)	(1,275)	2,008	(130)	(4,611)
Net loss per share:
Basic	$(0.07)	$0.11	$(0.01)	$(0.26)
Diluted	$(0.07)	$0.11	$(0.01)	$(0.26)
Shares used in per share computations:
Basic	18,604	18,278	17,857	17,658
Diluted	18,604	18,676	17,857	17,658

	Quarters Ended
	Dec. 30, 2006	Sept 30, 2006	July 1, 2006	April 1, 2006
Total net revenues	$24,917	$29,091	$23,398	$18,968
Gross profit	7,036	11,376	8,744	8,592
Loss from operations	(12,029)	(5,793)	(2,648)	(1,655)
Net loss	(12,083)	(6,566)	(2,156)	(1,322)
Net loss per share:
Basic and diluted	$(0.69)	$(0.40)	$(0.16)	$(0.10)
Shares used in per share computations:
Basic and diluted	17,622	16,573	13,088	13,018

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under “Report of Management on Internal Control Over Financial Reporting,” we have identified a material weakness in the internal control over financial reporting as of December 29, 2007. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weakness.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of December 29, 2007 due to a material weakness that existed in our internal controls relating to our international income tax accounting as of that date.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 29, 2007, the following material weakness existed as of that date:

The Company’s controls over international income tax accounting did not operate effectively as of December 29, 2007. Specifically, the Company’s process and procedures surrounding its accounting for international taxes were not effective as of December 29, 2007 in both design and operation, as the existing process and procedures failed to adequately and timely manage the international tax accounting process.

In addition, our independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report, set forth below, that the Company’s internal control over financial reporting was not effective as of December 29, 2007.

Remediation Plan to Address the Material Weakness in Internal Control over Financial Reporting

We are planning on taking the following steps, which we believe are necessary to address the issues associated with our material weakness over international income tax accounting, including implementing changes that are both organizational and process-focused to improve the design and operation of the controls. Such planned changes include:

•	Initiation of a global transfer pricing study,

•	Increased oversight and monitoring of accounting procedures and review of our international tax accounting and,

•	Rationalizing and simplifying the tax structures of our foreign entities.

We expect the above mentioned changes in internal controls to be fully implemented by the quarter ended September 27, 2008, and testing of our internal controls subsequent to this date we believe will determine that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended December 29, 2007

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2007, other than the material weakness noted above, during the fiscal quarter ended December 29, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Nanometrics Incorporated

Milpitas, California

We have audited Nanometrics Incorporated’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nanometrics Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain adequate and timely controls over international tax accounting has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 13, 2008 on those financial statements.

In our opinion, Nanometrics Incorporated did not maintain, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nanometrics Incorporated as of December 29, 2007 and December 30, 2006, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended December 29, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

San Francisco, California

March 13, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934, our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and our Audit Committee is incorporated by reference to the information set forth in the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year (the “Proxy Statement”). Information regarding the Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the information set forth under the sections entitled “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 48 of this Annual Report on Form 10-K.

Consolidated Financial Statement Schedules.

The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II – Valuation and Qualifying Accounts	93

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Exhibits.

The following exhibits are filed or incorporated by reference with this Annual Report on Form 10-K:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1(2)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2(4)	Registrant’s 1991 Stock Option Plan, as amended effective May 15, 1997, and form of Stock Option Agreement

10.4(5)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.5	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.6(6)	Registrant’s 2002 Nonstatutory Stock Option Plan and form of Stock Option Agreement

10.7(7)	Registrant’s 2003 Employee Stock Purchase Plan

10.8	Registrant’s 2005 Equity Incentive Plan and forms of Stock Option and Restricted Stock Unit Agreements

10.9(8)	Form of Offer Letter to Timothy Stultz

10.10(8)	Form of Executive Severance Agreement between the Registrant and Timothy Stultz

10.11(8)	Form of Relocation Agreement between Timothy Stultz and the Registrant

10.12(9)	Form of Executive Severance Agreement between Bruce Crawford and the Registrant

Exhibit No.	Description

10.13(9)	Separation and Release Agreement between John D. Heaton and the Registrant dated June 25, 2007

10.14	Employment Agreement between Gary C. Schaefer and the Registrant effective as of November 5, 2007

All Other Material Contracts

10.15(6)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies Nanometrics, Inc. and Nanometrics IVS Division, Inc.

14	Code of Ethics

14(10)	Registrant’s Code of Business Conduct and Ethics

21	Subsidiaries

21	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

24	Power of Attorney (see page 92)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Gary C. Schaefer, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Gary C. Schaefer, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2006
(2)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006
(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Annual Report on Form 10-K filed March 15, 2007
(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997
(5)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000
(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007
(7)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-108474) filed on September 3, 2003
(8)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 8, 2007
(9)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007
(10)	Incorporated by reference to Exhibit 14 filed with the Registrant’s Annual Report on Form 10-K filed April 1, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2008

NANOMETRICS INCORPORATED

By:	/s/ TIMOTHY J. STULTZ
Timothy J. Stultz President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Stultz and Gary C. Schaefer jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY J. STULTZ Timothy J. Stultz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/S/ GARY C. SCHAEFER Gary C. Schaefer	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer)	March 13, 2008

/S/ BRUCE C. RHINE Bruce C. Rhine	Chairman of the Board of Directors	March 13, 2008

Vincent J. Coates	Vice-Chairman of the Board of Directors

/S/ EDMOND R. WARD Edmond R. Ward	Director	March 13, 2008

/S/ JOSEPH F. DOX Joseph F. Dox	Director	March 13, 2008

Stephen Smith	Director

/S/ J. THOMAS BENTLEY J. Thomas Bentley	Director	March 13, 2008

William G. Oldham	Director

SCHEDULE II

NANOMETRICS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Balance assumed through acquisitions	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 29, 2007	$841	$—	$—	$518	$323
December 30, 2006	$592	$355	$—	$106	$841
December 31, 2005	$603	$—	$—	$11	$592