Form 10-Q
period 2008-03-29
NANOMETRICS INC
filed 2008-05-08
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2008, there were 18,662,906 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 29, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,723	$14,919
Accounts receivable, net of allowances of $340 and $323, respectively	29,854	34,855
Inventories	31,658	33,343
Inventories- delivered systems	236	785
Prepaid expenses and other	3,336	2,598

Total current assets	83,807	86,500
Property, plant and equipment, net	44,140	44,419
Goodwill and indefinite lived intangible asset	52,132	52,532
Intangible assets, net	20,935	21,820
Other assets	1,670	1,805

Total assets	$202,684	$207,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	9,173	13,931
Accrued payroll and related expenses	4,687	4,514
Deferred revenue	1,384	2,501
Other current liabilities	7,775	7,243
Income taxes payable	1,228	1,101
Current portion of debt obligations	150	148

Total current liabilities	24,397	29,438
Deferred income taxes	382	382
Debt obligations and other long-term liabilities	1,251	1,412

Total liabilities	26,030	31,232

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 18,577,850 and 18,620,682 respectively, issued and outstanding	19	19
Additional paid-in capital	187,856	187,180
Accumulated deficit	(14,641)	(13,917)
Accumulated other comprehensive income	3,420	2,562

Total stockholders’ equity	176,654	175,844

Total liabilities and stockholders’ equity	$202,684	$207,076

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended
	March 29, 2008	March 31, 2007
Net revenues:
Products	$27,929	$32,526
Service	6,799	4,589

Total net revenues	34,728	37,115

Costs of net revenues:
Cost of products	13,662	17,483
Cost of service	5,238	5,829

Total costs of net revenues	18,900	23,312

Gross profit	15,828	13,803
Operating expenses:
Research and development	4,255	4,586
Selling	4,839	5,365
General and administrative	5,524	6,993
Amortization of intangible assets	1,285	1,549
Restructuring charge	870	—

Total operating expenses	16,773	18,493

Loss from operations	(945)	(4,690)

Other income (expense)
Interest income	98	23
Interest expense	(77)	(39)
Other, net	454	119

Total other income (expense), net	475	103

Loss before provision for income taxes	(470)	(4,587)
Provision for income taxes	254	24

Net loss	$(724)	$(4,611)

Net loss per share:
Basic	$(0.04)	$(0.26)

Diluted	$(0.04)	$(0.26)

Shares used in per share calculation:
Basic	18,590	17,658

Diluted	18,590	17,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three-Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(724)	$(4,611)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	2,282	2,298
Stock-based compensation	918	1,234
Changes in assets and liabilities:
Accounts receivable	5,889	(3,319)
Inventories, net	2,956	5,128
Inventories, delivered systems	549	(791)
Prepaid expenses and other	(600)	(103)
Other assets	118	240
Accounts payable, accrued and other liabilities	(5,017)	1,551
Deferred revenue	(835)	339
Income taxes payable	126	(5)

Net cash provided by operating activities	5,662	1,961

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,535)	(252)

Net cash used in investing activities	(1,535)	(252)

Cash flows from financing activities:
Repayments of debt obligations	(38)	(137)
Proceeds from sale of shares under employee stock option plans and purchase plan	39	57
Repurchase of common stock	(281)	—

Net cash used in financing activities	(280)	(80)
Effect of exchange rate changes on cash and cash equivalents	(43)	(382)

Net increase in cash and cash equivalents	3,804	1,247
Cash and cash equivalents, beginning of period	14,919	7,955

Cash and cash equivalents, end of period	$18,723	$9,202

Supplemental disclosure of cash flow information:
Cash for interest	$82	$23
Cash paid for income taxes	$18	$78

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the December 29, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 2007, which were included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2008 and amended on April 25, 2008.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Reclassification – The Company reclassified the amortization of intangible assets previously included in cost of products and selling expenses to a separate line on the Company’s consolidated statement of operations. Amounts reclassified were $1.5 million for the three-month period ended March 31, 2007.

Fair Value Measurements. In September 2006, the Financial Accounting Standard Board (FASB) issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-2 to defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Company adopted SFAS 157 at the beginning of its fiscal year 2008 on December 30, 2007.

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, are outside the scope of SFAS 157, or are subject to the deferred implementation FSP No 157-2. The Company does have a money maker fund of $8.9 million, which is included in cash and cash equivalents of $18.7 million. The fair value of this money maker fund is a Level 1 input.

Note 2. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The Company is evaluating the impact of the adoption of the provisions of SFAS 161.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. FAS 157-2. The FSP, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The FSP also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Company adopted SFAS No. 157 at the beginning of the fiscal year 2008 on December 30, 2007.

Note 3. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” had been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at rates ranging from 1.625% to 2.50% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. During the three-month period ended March 29, 2008 and March 31, 2007, the Company sold $6.7 million and $4.0 million, respectively, of receivables under the terms of the agreement. There were no material gains or losses on the sale of such receivables. There were no amounts due from the financial institution at March 29, 2008 and December 29, 2007.

Note 4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Raw materials and sub-assemblies	$17,988	$19,685
Work in process	6,305	7,134
Finished Goods	7,365	6,524

Total inventories	$31,658	$33,343

We reflect the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from our inventory held for sale as “Inventories—delivered systems.”

During the first quarter of 2008, the Company determined that certain demonstration/evaluation equipment would no longer be marketed to be sold. Accordingly, equipment totaling $0.1 million was transferred from inventory to property, plant and equipment.

Note 5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 29, 2008	December 29, 2007
Land	$15,593	$15,597
Building and improvements	18,626	18,188
Machinery and equipment	18,576	18,753
Furniture and fixtures	2,206	2,185

	55,001	54,723
Accumulated depreciation and amortization	(10,861)	(10,304)

Total property, plant and equipment, net	$44,140	$44,419

Note 6. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other intangible Assets”, goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired.

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. On March 15, 2006, as a result of the Company’s acquisition of Soluris, Inc. (“Soluris”), the Company acquired a trademark with a value of $0.4 million with an indefinite life. The Company determined the trademark no longer had an indefinite life. Accordingly, a remaining life of five years was assigned and amortization of the finite-lived intangible asset began in the three month period ended March 29, 2008.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of March 29, 2008 and December 29, 2007 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
March 29, 2008
Developed technology acquired in business combinations	$9,800	$2,366	$7,434
Customer relationships	15,700	5,376	10,324
Brand names	3,600	871	2,729
Patented technology	1,790	1,722	68
Trade Mark	400	20	380
Backlog	3,131	3,131	—
Non-compete agreement	50	50	—
Other	250	250	—

Total	$34,721	$13,786	$20,935

December 29, 2007
Developed technology acquired in business combinations	$9,800	$2,037	$7,763
Customer relationships	15,700	4,638	11,062
Brand names	3,600	749	2,851
Patented technology	1,790	1,646	144
Backlog	3,131	3,131	—
Non-compete agreement	50	50	—
Other	250	250	—

Total	$34,321	$12,501	$21,820

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which were amortized over one year. Total amortization expense for the three-month periods ended March 29, 2008 and March 31, 2007 was $1.3 million and $1.5 million respectively.

The estimated future amortization expense as of March 29, 2008 is as follows (in thousands):

Fiscal Years
2008 (remaining nine months)	$3,692
2009	4,337
2010	3,755
2011	3,281
2012	2,538
2013 and thereafter	3,332

Total amortization	$20,935

Note 7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Accrued warranty	$3,842	$4,545
Accrued professional services	939	529
Other	2,994	2,169

Total other current liabilities	$7,775	$7,243

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

	Three-Months Ended
	March 29, 2008	March 31, 2007
Weighted average common shares outstanding used in basic net loss per share computation	18,590	17,658
Potential dilutive common stock equivalents, using treasury stock method	—	—

Shares used in diluted net loss per share computation	18,590	17,658

For the three-month periods ended March 29, 2008 and March 31, 2007, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.8 million and 2.8 million in the three-month periods ended March 29, 2008 and March 31, 2007, respectively.

During the third fiscal quarter of 2007 the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $4.0 million of shares of its common stock. The Company repurchased 43,650 common shares at an average price of $6.45 per share during the first fiscal quarter of 2008. At March 29, 2008, $2.9 million remained available for the future purchase of shares of common stock.

Note 9. Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans under SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) is as follows (in thousands):

	Three-Months Ended
	March 29, 2008	March 31, 2007
Cost of products	$37	$76
Cost of service	54	78
Research and development	137	221
Selling	156	279
General and administrative	534	580

Total stock-based compensation expense related to employee stock options and employee stock purchases	$918	$1,234

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of options granted was calculated using the simplified method allowed by Staff Accounting Bulletin 107. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three-Months Ended
	March 29, 2008	March 31, 2007
Stock Options
Expected life	4.4 years	4.5 years
Volatility	56%	66.5%
Risk free interest rate	2.92%	4.72%
Dividends	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years
Volatility	35.0%	46.5%
Risk free interest rate	2.52%	5.10%
Dividends	—	—

The weighted average fair value per share of the stock options awarded in the three months ended March 29, 2008 was $2.90, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the quarter ended March 29, 2008 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2007	1,607,911	3,120,467	$9.94	4.6	$4,381
Shares added through 2005 Option Plan	558,620
Exercised	—	(818)	4.95
Granted	(108,866)	108,866	6.18
RSU Allocation	(10,000)	—
Cancelled	237,415	(237,476)	9.44

Outstanding at March 29, 2008	2,285,080	2,991,039	$9.85	4.78	$599

Exercisable at March 29, 2008		1,444,307	$11.30	3.47	$313

During the first quarter of 2008, the Company granted 10,000 Restricted Stock Units (“RSUs”) with vesting periods of three years. As of March 29, 2008, there were 100,000 RSUs granted and outstanding.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.66 as of March 29, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three-month period ended March 29, 2008 was immaterial and for the three-month period ended March 31, 2007 was $0.3 million. The fair value of options vested for the three-month period ended March 29, 2008 was $1.7 million and for the three-month period ended March 31, 2007 was $1.6 million.

Note 10. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended
	March 29, 2008	March 31, 2007
Net loss	$(724)	$(4,611)
Foreign currency translation adjustments, net of tax	858	(51)

Total comprehensive income (loss)	$134	$(4,662)

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

	Three-Months Ended
	March 29, 2008	March 31, 2007
Balance as of beginning of period	$4,545	$4,349
Actual warranty cost	(1,759)	(502)
Provision for warranty	1,056	736

Balance as of end of period	$3,842	$4,583

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited condensed consolidated balance sheets as of March 29, 2008 and December 29, 2007.

Note 12. Restructuring Charge

During the first fiscal quarter of 2008, the Company reduced its global work force by approximately 30 employees. This reduction affects employees in each of the Company’s locations worldwide and is aimed at reducing it’s operating expenses (in thousands).

	Severance and Other Benefits	Other Charges	Total
Restructuring charges	$786	$84	$870
Cash paid during the quarter	(786)	(84)	(870)

Reserve balance at March 29, 2008	$—	$—	$—

Note 13. Income Taxes

The income taxes provision of $0.3 million for the three-month period ended March 29, 2008 was the result of foreign taxes of $0.2 million offset by $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. In addition, the Company recorded a charge of $0.2 million during the current quarter related to a potential tax exposure in a foreign jurisdiction. The provision for income taxes for the first quarter of 2007 was the result of foreign taxes of $0.2 million offset by $0.2 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. In the future, the Company will continue to review its expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

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

	Three-Months Ended
	March 29, 2008	March 31, 2007
Total net revenues:
United States	$11,837	$16,360
Japan	8,863	5,587
South Korea	5,401	3,765
Taiwan	1,159	2,164
China	4,445	1,819
Europe	1,097	7,302
All other	1,926	118

Total net revenues*	$34,728	$37,115

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	March 29, 2008	December 29, 2007
Long lived assets
United States	$37,057	$37,767
Japan	1,251	1,165
South Korea	5,137	5,589
Taiwan	163	158
Europe	2,202	1,545

Total long lived assets**	$45,810	$46,224

**	Long-lived assets include tangible assets only.

The following customers accounted for 10% or more of total accounts receivable:

	Three-Months Ended
	March 29, 2008	December 29, 2007
Hynix Semiconductor, Inc.	17.6%		***
Xinxin Semiconductor, Inc.	10.2%		***
Samsung Electronics Co. Ltd.	***	14.1%

***	The customer accounted for less than 10% of receivable during the period.

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended
	March 29, 2008		March 31, 2007
Samsung Electronics Co. Ltd.	20.6%		37.0%
Hynix Semiconductor, Inc.		***	13.4%

***	The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in Part II Item 1A “Risk Factors” and elsewhere in this document. In evaluating our business, current and prospective investors should carefully consider these factors in addition to the other information set forth in this document. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 2007, which were included in our 2007 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 13, 2008 and amended on April 25, 2008.

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

Our revenues are primarily derived from product sales, which include sales of accessories, but are also derived from customer service for the installed base of our products. In the year ended December 29, 2007, we derived 86.2% of our total net revenues from product sales and 13.8% of our total net revenues from services.

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

Critical Accounting Policies

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to The Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K filed with the SEC on March 13, 2008.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue includes hardware and also software that is incidental to the products. For product sales to existing customers, revenue recognition generally occurs at the time of shipment, as our terms are FOB shipping point, if we have met defined customer acceptance experience levels with both the customer and the specific type of equipment. All other product revenue is recognized upon customer acceptance including deemed acceptances. In Japan, where risk of loss and title transfers to the customer upon customer technical acceptance, our policy is to recognize revenue upon customer technical acceptance.

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

Inventories – delivered systems –We reflect the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from our inventory held for sale as “Inventories – delivered systems”.

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

Stock-Based Compensation – Upon adoption of SFAS 123(R) on January 1, 2007, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by Staff Accounting Bulletin 107. The expected volatility is based on the historical volatility of our stock price.

Restructuring Charge – During the three-month period ended March 29, 2008, we implemented a restructuring program based on our business strategy and recorded a significant accrual in connection with the restructuring program. In connection with the plan we have recorded estimated expenses for severance and other costs. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, generally costs associated with restructuring activities have been recognized when they are incurred rather than the date of a commitment to an exit or disposal plan. In addition post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS 112, “Employer’s Accounting Post-Employment Benefits”. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring process involves periodic reassessments of the estimates made at the time the original decisions were made, including evaluating market conditions for expected disposals of assets and vacancy of space. Although we believe that these estimates accurately reflect the costs of the restructuring programs, actual results may vary or differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Results of Operations

Periods ended March 29, 2008 and March 31, 2007

Total net revenues. Our net revenues were comprised of the following categories (in thousands):

	Three-Months Ended		Percentage Change
	March 29, 2008	March 31, 2007
Automated systems	$23,038	$29,000	(20.6%)
Integrated systems	4,891	3,526	38.7%

Total product revenue	27,929	32,526	(14.1%)
Service	6,799	4,589	48.2%

Total net revenues	$34,728	$37,115	(6.4%)

For the three-month period ended March 29, 2008 net revenues from automated systems decreased by $6.0 million or 21%. Net revenues from our integrated systems increased $1.4 million, or 39%, over the comparable period of 2007. However, during the first quarter of 2007 we deferred $3.8 million of revenue related to integrated systems which had been shipped to the customer but had not yet fully met revenue recognition criteria. Had the deferred revenue been recognized in the first quarter of 2007, integrated systems revenue for the current period of 2008 would reflect a $2.4 million decrease in revenue from the comparable quarter of 2007. The overall decrease in product revenue of 14.1% is reflective of the current general economic environment in the semiconductor equipment manufacturing sector.

Service revenue increased by $2.2 million, or 48%, during the three-month period ended March 29, 2008 over the comparable period of 2007 due to a significant increase of in-the-field tool upgrades and an increased focus on billable service and spare parts.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three-Months Ended
	March 29, 2008	March 31, 2007
Products	51.1%	46.2%
Services	23.0%	(27.0%)

The product gross margin for the three-month period ended March 29, 2008 increased from the comparable period of 2007 due to lower excess and obsolete charges of $0.8 million, reduced costs associated with our product reliability and reduced manufacturing costs as we completed the integration of our 2007 acquisitions of Accent Optical Technologies, Inc and Soluris including the closure of a facility in Concord Massachusetts and out-sourcing the manufacturing of several of our products to contract manufactures.

The gross margin for our services line of business increased to 23% in the first quarter of 2008 as compared to a negative gross margin of 27% for the comparable period of 2007. The increase in gross margin reflects a higher level of in-the-field tool upgrades which provide favorable margins, increased efforts on billable service and spare parts sales and our focus on controlling expenses including personnel, personnel related expenses and material costs as compared to 2007.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended		Change
	March 29, 2008	March 31, 2007
Research and development	$4,255	$4,586	$(331)	(7.2)%
Selling	4,839	5,365	(526)	(9.8)%
General and administrative	5,524	6,993	(1,469)	(21.0)%
Amortization of intangible assets	1,285	1,549	(264)	(17.0)%
Restructuring charge	870	—	870	100.0%

Total operating expenses	$16,773	$18,493	$(1,720)	(9.3)%

Research and development. Research and development expenses decreased by $0.3 million, or 7.2% for the three-month period ended March 29, 2008 over the comparable period in 2007 due to reduced headcount and related development expenses of $0.5 million, partially offset by higher depreciation charges of $0.2 million.

Selling. Selling expenses decreased $0.5 million, or 9.8% for the three-month period ended March 29, 2008 over the comparable period of 2007 due primarily from reduction of personnel and personnel related expenses.

General and administrative. General and administrative expenses decreased by $1.5 million, or 21%, for the three-month period ended March 29, 2008 over the comparable period in 2007. The decrease was primarily due to lower legal expenses of $1.2 million as we settled the patent litigation with Nova Measuring Instruments Ltd (“Nova”) in April 2007 and to termination charges of $0.5 million of certain senior executives incurred in first quarter of 2007.

Amortization of intangible assets. Amortization of intangible assets for the three-month period ended March 29, 2008 decreased $0.3 million due primarily to the amortization charges incurred in the comparable period of 2007 related to the backlog intangible asset acquired with the Accent acquisition, which was fully amortized by the second quarter of 2007.

Restructuring charge. During the first fiscal quarter of 2008, we reduced our global work force by approximately 30 employees. This reduction affects employees in each of our major locations worldwide and is aimed at reducing our overall operating expenses. Our restructuring charges were comprised of the following (in thousands):

	Severance and Other Benefits	Other Charges	Total
Restructuring charges	$786	$84	$870
Cash paid during the quarter	(786)	(84)	(870)

Reserve balance at March 29, 2008	$—	$—	$—

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended		Change
	March 29, 2008	March 31, 2007
Interest income	$98	$23	$75	326.1%
Interest expense	(77)	(39)	(38)	(97.4)%
Other income (loss)	454	119	335	281.5%

Total other income ( expense)	$475	$103	$372	361.2%

The higher interest expense is related to our debt obligations in the United Kingdom and the selling of receivables without recourse in Japan. We incurred foreign exchange gains due to exchange rate fluctuations associated with extensive inter-company balances between our various global entities.

Provision for income taxes. The income taxes provision of $0.3 million for the three-month period ended March 29, 2008 was the result of foreign taxes of $0.2 million offset by $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. In addition, we recorded a charge of $0.2 million during the current quarter related to a potential tax exposure in a foreign jurisdiction. The provision for income taxes for the first fiscal quarter of 2007 was the result of foreign taxes of $0.2 million offset by $0.2 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. In the future, we will continue to review our expectations for future taxable income to determine the amount of valuation allowance necessary to reserve against deferred tax assets.

Liquidity and Capital Resources

At March 29, 2008, our cash and cash equivalents totaled $18.7 million compared to $14.9 million as of December 29, 2007. At March 29, 2008, we had working capital of $59.4 million compared to $57.1 million at December 29, 2007. The current ratio at March 29, 2008 was 3.4 to 1.

Operating activities provided cash of $5.7 million for the three-month period ended March 29, 2008 resulting from certain non-cash charges including $2.3 million associated with amortization and depreciation and $0.9 million in stock-based compensation and increases in net working capital of $3.2 million partially offset by our net loss of $0.7 million. Operating activities provided cash of $2.0 million in the first quarter of 2007. Cash provided by operations resulted from an increase in net working capital assets and certain non-cash charges of $2.3 million associated with amortization and depreciation, $1.2 million in stock based compensation offset by our net loss of $4.6 million and increases in our accounts receivable due to higher revenue levels.

Investing activities for the first quarter of 2008 and 2007 used cash of $1.5 million and $0.3 million, respectively, for capital equipment acquisitions.

For the three-month period ended March 29, 2008, financing activities used cash of $0.3 million primarily for the repurchase of our common stock. For the fiscal quarter ended March 31, 2007, financing activities used $0.1 million, primarily for the repayment of long-term debt in Japan.

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

Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 29, 2008 (“the Evaluation Date”), an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2007 and described below is not yet complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007. As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of December 29, 2007 related to our controls over international income tax accounting. Specifically, the Company’s process and procedures surrounding its accounting for international taxes were not effective as of December 29, 2007 in both design and operation, as the existing process and procedures failed to adequately and timely manage the international tax accounting process.

During our most recent fiscal quarter, we have taken the following steps to remediate the material weakness described above which we believe are necessary to address the issues associated with our material weakness over international income tax accounting, including implementing changes that are both organizational and process-focused to improve the design and operation of the controls. Such planned changes include:

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

Other than as noted above, there were no changes in our internal control over financial reporting during the three-month period ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2005, KLA-Tencor Corporation, or KLA, filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2007, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed a request for re-examination of the three allegedly infringed KLA patents with the U.S. Patent & Trademark Office, or PTO. These requests for re-examination were accepted for review by the PTO. In March 2007, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed. The PTO issued Office Actions for two of the re-examination proceedings on March 26, 2006 and an Office Action in the third re-examination proceedings on February 5, 2008. In the various Office Actions, the PTO rejected numerous claims of the three asserted KLA patents.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

We have had significant management changes since the end of fiscal year 2006 and these changes may impact our ability to execute our business strategy in the near term. In general, our success depends to a significant extent on the performance of our senior management and on our ability to identify, hire and retain key management personnel.

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

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment as of December 29, 2007 identified a material weakness in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. A material weakness results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since discovery of the material weakness, we have performed extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, however, there is a risk of errors not being prevented or detected. For additional information refer to Item 4. Controls and Procedures in this Quarterly Report on Form 10-Q.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Significant Accounting Policies” in Part II, Item 8, Note I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock during the first fiscal quarter of 2008:

Period	Total Number of Shares Purchased
February 27, 2008	10,000
February 28, 2008	13,650
February 29, 2008	20,000

Total for the quarter ended March 29, 2008	43,650
Repurchased shares at the beginning of the year	91,455

Total shares repurchased under the plan	135,105

On July 26, 2007, our Board of Directors approved the repurchase of up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of March 29, 2008, $3.0 million remained available for the future purchase of shares of our common stock.

ITEM 5.	OTHER INFORMATION

We plan to hold our 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”) at 1:00 p.m., local time, on Thursday, June 26, 2008, at the Company’s principal offices located at 1550 Buckeye Drive, Milpitas, California 95035. Stockholders of record as of the close of business on May 14, 2008 are entitled to notice and to vote at the 2008 Annual Meeting.

The 2008 Annual Meeting date constitutes a change of more than 30 days from the anniversary of our 2007 Annual Meeting of Stockholders. As a result, pursuant to the Securities Exchange Act of 1934, as amended, we have set a new deadline for the receipt of stockholder proposals submitted for inclusion in our proxy materials for the 2008 Annual Meeting. Taking into consideration the time and process for addressing any deficiencies in proposals that may be submitted, we have determined that the new deadline for delivering stockholder proposals to us will be the close of business on May 18, 2008. Such proposals should be submitted in writing by notice delivered or mailed by first-class United States mail, postage prepaid, to Nanometrics Incorporated, 1550 Buckeye Drive, Milpitas, California 95035, Attention: Office of the Secretary. We recommend that such proposals be sent by certified mail, return receipt requested. Such proposals also will need to comply with the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in our proxy materials and may be omitted if not in compliance with applicable requirements.

In accordance with the requirements for advance notice set forth in our bylaws, in order for a stockholder proposal to be submitted or a director nomination to be considered timely, such proposal or nomination must be received by our corporate secretary at Nanometrics Incorporated, 1550 Buckeye Drive, Milpitas, California 95035 by the close of business on May 18, 2008.

ITEM 6.	EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

10	Material Contracts Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(2)	Employment Agreement with Gary C. Schaefer, Chief Financial Officer and Vice President Finance and Administration

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Gary C. Schaefer, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Gary C. Schaefer, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2007.

(2)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K filed March 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED (Registrant)

By:	/s/ Gary C. Schaefer
Gary C. Schaefer
Chief Financial Officer

Dated: May 8, 2008