Form 10-Q
period 2008-06-28
NANOMETRICS INC
filed 2008-08-07
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 1, 2008, there were 18,661,560 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 28, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,653	$14,919
Accounts receivable, net of allowances of $320 and $323, respectively	28,663	34,855
Inventories	33,962	33,343
Inventories- delivered systems	230	785
Prepaid expenses and other	3,453	2,598

Total current assets	75,961	86,500
Property, plant and equipment, net	42,631	44,419
Goodwill and indefinite lived intangible asset	54,018	52,532
Intangible assets, net	9,244	21,820
Other assets	1,555	1,805

Total assets	$183,409	$207,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	10,642	13,931
Accrued payroll and related expenses	4,484	4,514
Deferred revenue	1,134	2,501
Other current liabilities	7,911	7,243
Income taxes payable	110	1,101
Current portion of debt obligations	151	148

Total current liabilities	24,432	29,438
Deferred income taxes	382	382
Debt obligations and other long-term liabilities	610	1,412

Total liabilities	25,424	31,232

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 18,648,250 and 18,620,682, respectively, issued and outstanding	19	19
Additional paid-in capital	189,281	187,180
Accumulated deficit	(33,555)	(13,917)
Accumulated other comprehensive income	2,240	2,562

Total stockholders’ equity	157,985	175,844

Total liabilities and stockholders’ equity	$183,409	$207,076

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues:
Products	$18,504	$32,732	$46,433	$65,258
Service	5,257	4,603	12,056	9,192

Total net revenues	23,761	37,335	58,489	74,450

Costs of net revenues:
Cost of products	9,162	16,372	22,824	33,855
Cost of service	4,532	4,839	9,770	10,668

Total costs of net revenues	13,694	21,211	32,594	44,523

Gross profit	10,067	16,124	25,895	29,927
Operating expenses:
Research and development	4,422	4,739	8,677	9,325
Selling	4,844	4,668	9,683	10,033
General and administrative	5,302	4,762	10,826	11,755
Amortization of intangible assets	1,330	1,663	2,615	3,212
Asset impairment	13,213	—	13,213	—
Restructuring charge	—	—	870	—

Total operating expenses	29,111	15,832	45,884	34,325

Income (loss) from operations	(19,044)	292	(19,989)	(4,398)

Other income (expense)
Interest income	34	29	132	52
Interest expense	(26)	(46)	(103)	(85)
Other, net	(32)	(541)	422	(422)

Total other income (expense), net	(24)	(558)	451	(455)

Loss before provision (benefit) for income taxes	(19,068)	(266)	(19,538)	(4,853)
Provision (benefit) for income taxes	(154)	(136)	100	(112)

Net loss	$(18,914)	$(130)	$(19,638)	$(4,741)

Net loss per share:
Basic	$(1.02)	$(0.01)	$(1.06)	$(0.27)

Diluted	$(1.02)	$(0.01)	$(1.06)	$(0.27)

Shares used in per share calculation:
Basic	18,632	17,857	18,611	17,758

Diluted	18,632	17,857	18, 611	17,758

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six-Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(19,638)	$(4,741)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	4,625	4,648
Asset impairment	13,213	—
Stock-based compensation	1,999	1,876
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	6,539	(2,503)
Inventories, net	798	4,386
Inventories-delivered systems	555	1,816
Prepaid expenses and other	(703)	(557)
Other assets	162	189
Accounts payable, accrued and other liabilities	(4,090)	2,216
Deferred revenue	(1,520)	(1,189)
Income taxes payable	(974)	(185)

Net cash provided by operating activities	966	5,956

Cash flows from investing activities:
Purchase of Tevet’s net assets, net of cash received	(3,316)	—
Purchases of property, plant and equipment	(2,049)	(736)

Net cash used in investing activities	(5,365)	(736)

Cash flows from financing activities:
Repayments of debt obligations	(78)	(261)
Proceeds from sale of shares under employee stock option plans and purchase plan	638	2,560
Repurchase of common stock	(535)	—

Net cash provided by financing activities	25	2,299
Effect of exchange rate changes on cash and cash equivalents	(892)	(89)

Net increase (decrease) in cash and cash equivalents	(5,266)	7,430
Cash and cash equivalents, beginning of period	14,919	7,957

Cash and cash equivalents, end of period	$9,653	$15,387

Supplemental disclosure of cash flow information:
Cash for interest	$110	$64
Cash paid for income taxes	$673	$71
Capitalization of inventory as property, plant and equipment	$—	$5,775

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

Note 2. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The Company is evaluating the impact of the adoption of the provisions of SFAS 161.

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

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. FAS 157-2. The FSP, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The FSP also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

Note 3. Acquisitions

Tevet Inc.

On May 19, 2008, Nanometrics announced that it had acquired Tevet Process Control Technologies, Ltd., (“Tevet”) an Israel-based privately held corporation. The acquisition of Tevet, an integrated metrology company serving the worldwide semiconductor and solar manufacturing industry, is expected to further Nanometrics’ strategy to offer a breadth of process control metrology solutions that address both advanced technology as well as cost of ownership. Under the terms of the asset purchase agreement, which was an all-cash transaction, the total consideration to purchase all assets and assume specified liabilities of Tevet was $3.8 million, including $0.2 million in transaction fees, which include legal, valuation and accounting fees. The asset purchase has been accounted for under the purchase method of accounting in accordance with SFAS 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Tevet acquired in connection with the transaction, based on their respective estimated fair values. The results of operations of Tevet were included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

The preliminary allocation of the Tevet purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to finalization of the valuation report. Management expects the valuation process to be completed during the third quarter of fiscal 2008.

The preliminary allocation of the Tevet purchase price is summarized below (in thousands):

Assets acquired:
Cash	$446
Accounts receivable	49
Inventories	467
Other assets	70
Property, plant and equipment	169

Total assets acquired	1,201

Liabilities assumed:
Accounts payable	159
Deferred revenue	250
Other accrued liabilities	336

Total liabilities assumed	745

Net assets acquired	456

Goodwill and other intangible assets:
Goodwill	1,886
Customer relationships	600
Developed technology	600
Backlog	220

Total goodwill and other intangible assets	3,306

Net estimated purchase price	$3,762

The patented technology and customer relationships are being amortized over an estimated useful life of seven years and the customer relationships is being amortized on an accelerated basis over an estimated useful life designed to match the amortization to the benefits where applicable. In accordance with SFAS 142, the Company will not amortize the goodwill, but will evaluate it annually for impairment or whenever events or circumstances occur which indicate that it might be impaired.

If the Company had acquired Tevet at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share from operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$24,068	$37,896	$59,310	$75,256
Net loss	(18,917)	(859)	(20,098)	(6,521)
Net loss per share:
Basic	$(1.02)	$(0.05)	$(1.08)	$(0.37)
Diluted	$(1.02)	$(0.05)	$(1.08)	$(0.37)

Note 4. Long-Lived Asset Impairment

The Company performs an impairment review of its long-lived assets upon a change in business conditions or upon the occurrence of an indicator of impairment. Due to changes in the forecasts relating to specific intangible assets acquired in the 2006 acquisitions caused by management’s decision to focus the Company’s resources on new generation products, and changes in the forecasts relating to the machine shop, the Company performed an analysis in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, of its long-lived assets including intangible assets and other long-lived assets where cash flows could be identified with a specific group of assets. SFAS No. 144 provides for a two-step approach to determine whether and by how much a long-lived asset has been impaired. The first step requires a comparison of the future undiscounted cash flows of the asset to its net book value. If the future undiscounted cash flows are greater, then no impairment is deemed to have occurred. If the future undiscounted cash flows are less, then the second step must be performed to determine the amount, if any, of actual impairment. The Company performed step one impairment test for certain of its long-lived assets and has determined that at June 28, 2008, the net book value exceeded the future undiscounted cash flows for certain intangible assets as well as assets associated with the Company’s machine shop and plating facility which was subcontracted in the third fiscal quarter of 2007. The initial projected future cash flows from subcontracting this facility have been significantly reduced due to operational limitations. Accordingly, the Company completed step two of the impairment analysis utilizing a present value technique to estimate the fair value of the impaired assets. As a result of this analysis, impairment charges of $11.8 million and $1.5 million, respectively, were recorded in the second quarter of 2008 to reflect certain customer relationship and developed technology intangible assets and machine shop related assets at their fair value.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could potentially result in additional impairment of the long-lived assets and future non-cash impairment charges for all or a portion of their balance at June 28, 2008. See Note 9 for further discussion of goodwill.

Note 5. Restructuring Charge

During the first quarter of 2008, the Company reduced its global work force by approximately 30 employees. This reduction affected employees in each of the Company’s locations worldwide and is aimed at reducing its operating expenses.

	Other Charges	Severance and Other Benefits	Total
Reserve balance at December 29, 2007	$—	$—	$—
Restructuring charges recorded during the first quarter of 2008	84	786	870
Cash paid during the quarter	(84)	(786)	(870)

Reserve balance at March 29, 2008	$—	$—	$—

Note 6. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”) had been met. Under SFAS 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The Company’s sale of accounts receivable met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at rates ranging from 1.375% to 1.875% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $3.9 million and $10.6 million of receivables, respectively, during the three- and six-month periods ended June 28, 2008, and sold $5.6 million and $9.5 million of receivables, respectively, during the three- and six-month periods ended June 30, 2007. There were no material gains or losses on the sale of such receivables. There were no amounts due from the financial institutions at June 28, 2008 and December 29, 2007.

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Raw materials and sub-assemblies	$21,596	$19,685
Work in process	5,867	7,134
Finished goods	6,499	6,524

Total inventories	$33,962	$33,343

We reflect the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from our inventory held for sale as “Inventories—delivered systems.”

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 28, 2008	December 29, 2007
Land	$15,590	$15,597
Building and improvements	18,430	18,188
Machinery and equipment	19,700	18,753
Furniture and fixtures	2,227	2,185

	55,947	54,723
Accumulated depreciation and amortization	(13,316)	(10,304)

Total property, plant and equipment, net	$42,631	$44,419

Note 9. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other intangible Assets”, (“SFAS 142”) goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a future non-cash goodwill impairment charge for all or a portion of the goodwill balance. To determine the fair value, the Company’s review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for each segment: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. The Company’s business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. The Company also considered its market capitalization on the dates of its impairment tests in determining the fair value of the respective businesses. The Company completed the first step and has determined that its fair value of each reporting unit at June 28, 2008 exceeded its allocated net book value on that date.

Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. On March 15, 2006, as a result of the Company’s acquisition of Soluris Inc., the Company acquired a trademark with a value of $0.4 million with an indefinite life. During the first quarter of 2008, the Company determined the trademark no longer had an indefinite life. Accordingly, a remaining life of five years was assigned and the Company began amortization of the finite-lived intangible asset. For impairment of certain long-lived assets including assets acquired in 2006, see Note 4.

During the second quarter of 2008, the Company added $1.4 million of finite-lived assets through its acquisition of Tevet (See Note 3). Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of June 28, 2008 and December 29, 2007 consist of the following (in thousands):

	Original Cost	Impairment*	Accumulated Amortization	Net Intangible Assets
June 28, 2008
Developed technology acquired in business combinations	$10,400	$(2,753)	$(2,707)	$4,940
Customer relationships	16,300	(7,441)	(6,137)	2,722
Brand names	3,600	(1,247)	(993)	1,360
Patented technology	1,790	—	(1,790)	—
Trade Mark	400	(320)	(40)	40
Backlog	3,351	—	(3,169)	182
Non-compete agreement	50	—	(50)	—
Other	250	—	(250)	—

Total	$36,141	$(11,761)	$(15,136)	$9,244

December 29, 2007
Developed technology acquired in business combinations	$9,800	$—	$(2,037)	$7,763
Customer relationships	15,700	—	(4,638)	11,062
Brand names	3,600	—	(749)	2,851
Patented technology	1,790	—	(1,646)	144
Backlog	3,131	—	(3,131)	—
Non-compete agreement	50	—	(50)	—
Other	250	—	(250)	—

Total	$34,321	$—	$(12,501)	$21,820

*	Impairment charges reduce the original cost basis of the respective intangible assets.

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which were amortized over one year. Total amortization expense for the three-month periods ended June 28, 2008 and June 30, 2007 was $1.3 million and $1.7 million, respectively, and for the six-month periods ended June 28, 2008 and June 30, 2007 was $2.6 million and $3.2 million, respectively.

The estimated future amortization expense as of June 28, 2008 is as follows (in thousands):

Fiscal Years
2008 (remaining six months)	$1,002
2009	1,817
2010	1,624
2011	1,320
2012	1,045
2013 and thereafter	2,436

Total amortization	$9,244

Note 10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Accrued warranty	$3,262	$4,545
Accrued professional services	1,042	529
Other	3,607	2,169

Total other current liabilities	$7,911	$7,243

Note 11. Stockholders’ Equity

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

	Three-Months Ended		Six-Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Weighted average common shares outstanding used in basic net loss per share computation	18,632	17,857	18,611	17,758
Potential dilutive common stock equivalents, using treasury stock method	—	—	—	—

Shares used in diluted net loss per share computation	18,632	17,857	18,611	17,758

For the three- and six-month periods ended June 28, 2008 and June 30, 2007, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.7 million for each of the three- and six-month periods ended June 28, 2008 and June 30, 2007, respectively.

During the third fiscal quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $4.0 million of shares of its common stock. The Company repurchased 75,550 common shares at an average price of $7.09 per share during the first half of 2008.

Note 12. Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans under SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) is as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of products	$99	$37	$136	$113
Cost of service	131	87	185	165
Research and development	174	310	311	531
Selling	250	158	406	437
General and administrative	427	50	961	630

Total stock-based compensation expense related to employee stock options and employee stock purchases	$1,081	$642	$1,999	$1,876

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

	Three-Months Ended		Six-Months Ended
	June 28, 2008	June 30 2007	June 28, 2008	June 30, 2007
Stock Options
Expected life	4.4 years	4.4 years	4.4 years	4.4 years
Volatility	52.98%	55.20%	53.99%	56.50%
Risk free interest rate	3.00%	5.14%	2.98%	5.10%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	72.93%	46.50%	72.93%	46.50%
Risk free interest rate	1.64%	2.25%	1.64%	2.25%
Dividends	—	—	—	—

The weighted average fair value per share of the stock options awarded in the three- and six-month periods ended June 28, 2008 was $3.29 and $3.16, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the quarter ended June 28, 2008 is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2007	1,607,911	3,120,467	$9.94	4.6	$4,381
Shares added through 2005 Option Plan	558,620	—
Exercised	—	(35,978)
Granted	(337,966)	337,966
RSU Allocation	(20,000)	—
Cancelled	416,172	(416,671)

Outstanding at June 28, 2008	2,224,737	3,005,784	$9.56	4.87	$158

Exercisable at June 28, 2008		1,501,157	$10.78	3.8	$137

During the second quarter of 2008, the Company granted 10,000 Restricted Stock Units (“RSUs”) with vesting periods of three years. As of June 28, 2008, there were 110,000 RSUs granted and outstanding.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.97 as of June 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three- and six-month periods ended June 28, 2008 was $0.1 million and for the three- and six-month periods ended June 30, 2007 was $0.3 million. The fair value of options vested for the three- and six-month periods ended June 28, 2008 was $1.7 million and $3.4 million, respectively, and for the three- and six-month periods ended June 30, 2007 was $1.6 million and $3.2 million, respectively.

Note 13. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss	$(18,914)	$(130)	$(19,638)	$(4,741)
Foreign currency translation adjustments, net of tax	(1,180)	141	322	90

Total comprehensive income (loss)	$(20,094)	$11	$(19,316)	$(4,651)

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

	Six-Months Ended
	June 28, 2008	June 30, 2007
Balance as of beginning of period	$4,545	$4,349
Actual warranty cost	(3,009)	(1,412)
Provision for warranty	1,726	2,015

Balance as of end of period	$3,262	$4,952

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited condensed consolidated balance sheets as of June 28, 2008 and December 29, 2007.

Note 15. Income Taxes

For the three-month period ended June 28, 2008 the income taxes benefit of $0.2 million was the result of $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss and $0.1 million for reduction of a tax contingency due to the expiration of local statues. For the six-month period ended June 28, 2008 the income taxes provision of $0.1 million relates to the aggregate charges for potential tax exposure of certain foreign jurisdictions.

The income taxes benefit of $0.1 million for both the three- and six-month periods ended June 30, 2007 was the result of foreign taxes of $0.2 million and $0.4 million, respectively, offset by $0.3 million and $0.5 million, respectively, of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss.

Note 16. Contingencies

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

Note 17. Geographic and Significant Customer Information

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

	Three-Months Ended		Six-Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Total net revenues:
United States	$4,081	$8,304	$15,918	$24,665
Japan	9,051	13,160	17,914	18,748
South Korea	4,594	6,366	9,995	10,131
Taiwan	1,650	4,538	2,809	6,702
China	2,538	2,531	6,983	4,350
Europe	560	2,176	1,657	9,477
All other	1,287	260	3,213	377

Total net revenues*	$23,761	$37,335	$58,489	$74,450

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	June 28, 2008	December 29, 2007
Long lived assets
United States	$35,552	$37,767
Japan	1,127	1,165
South Korea	5,185	5,589
Taiwan	154	158
Europe	2,168	1,545

Total long lived assets**	$44,186	$46,224

**	Long-lived assets include tangible assets only.

The following customers accounted for 10% or more of total accounts receivable:

	Six-Months Ended
	June 28, 2008		June 30, 2007
Hynix	*	**	12.7%
Wuhan Semiconductor	10.6%		* **
Promos	*	**	17.5%

***	The customer accounted for less than 10% of total accounts receivable during the period.

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended			Six-Months Ended
	June 28, 2008		June 30, 2007	June 28, 2008		June 30, 2007
Samsung Electronics Co. Ltd.	11.7%		* **	17%		18.4%
Hynix	*	**	17.1%	*	**	15.5%
Toshiba	*	**	15.6%	*	**	*	**
Promos	*	**	10.4%	*	**	*	**
Renesas Technology	10.2%		* **	*	**	*	**
Applied Materials Inc.	*	**	10.1%	*	**	*	**

***	The customer accounted for less than 10% of revenue during the period.

Note 18. Subsequent Event

In July 2008, the Company entered into a lending facility in the principal amount of $13.5 million maturing in July 2018. All borrowings under this facility bear a fixed interest for five years at a per annum rate equal to 7.18% whereupon the interest rate will be reset to a fixed rate for the following five years equal to the weekly average yield of five year U.S. dollar interest rate swaps in effect plus 3.03%. The loan is collateralized by a lien on the building and land comprising the Company’s principal offices in Milpitas, California. The Company will use the proceeds of these borrowings for general corporate purposes or for future acquisitions or expansion of our business.

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

Critical Accounting Policies

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to The Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment might have occurred. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of Nanometrics (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of Nanometrics, we made estimates and judgments about future revenues and cash flows. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a future non-cash goodwill impairment charge for all or a portion of the goodwill balance. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests in determining the fair value of the respective businesses. We completed the first step and have determined that our fair value at June 28, 2008 exceeded our net book value on that date.

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

Restructuring Charge - During the three-month period ended March 28, 2008, we implemented a restructuring program based on our business strategy and recorded a significant accrual in connection with the restructuring program. In connection with the plan we have recorded estimated expenses for severance and other costs. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, generally costs associated with restructuring activities have been recognized when they are incurred rather than the date of a commitment to an exit or disposal plan. In addition post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS112, “Employer’s Accounting Post-Employment Benefits”. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring process involves periodic reassessments of the estimates made at the time the original decisions were made, including evaluating market conditions for expected disposals of assets and vacancy of space. Although we believe that these estimates accurately reflect the costs of the restructuring programs, actual results may vary or differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Results of Operations

Periods ended June 28, 2008 and June 30, 2007

Total net revenues. Our net revenues were comprised of the following categories:

	Three-Months Ended		Percentage Change	Six-Months Ended		Percentage Change
	June 28, 2008	June 30, 2007		June 30, 2007	June 30, 2007
Automated systems	$15,453	$20,413	(24.3)%	$38,491	$49,413	(22.1)%
Integrated systems	3,051	12,319	(75.2)%	7,942	15,845	(49.9)%

Total product revenue	18,504	32,732	(43.5)%	46,433	65,258	(28.8)%
Service	5,257	4,603	14.2%	12,056	9,192	31.2%

Total net revenues	$23,761	$37,335	(36.4)%	$58,489	$74,450	(21.4)%

For the three- and six-month periods ended June 28, 2008, net revenues from automated systems decreased by $5.0 million and $10.9 million, respectively, from the comparable periods of 2007 and net revenues from our integrated systems decreased $9.3 million and $7.9 million, respectively, from the comparable periods of 2007. The overall decrease in product revenue of 43.5% and 28.8%, respectively, is reflective of the ongoing general economic environment in the semiconductor equipment manufacturing sector.

Service revenue increased by $0.7 million and $2.9 million, respectively, during the three- and six-month periods ended June 28, 2008 over the comparable periods of 2007 due to a significant increase of in-the-field tool upgrades and an increased focus on billable service and spare parts.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three-Months Ended		Six-Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Products	50.5%	50.0%	50.8%	48.1%
Services	13.8%	(5.1)%	19.0%	(16.1)%

The product gross margin for the three- and six-month periods ended June 28, 2008 increased slightly from the comparable periods of 2007. Reductions in our cost structure such as higher product reliability, reduction of manufacturing costs from the completion of the integration of our 2006 acquisitions of Accent and Soluris including the closure of a facility in Concord, Massachusetts and out-sourcing the manufacturing of several of our products to contract manufacturers were substantially offset in 2008 by lower utilization of our manufacturing facilities due to lower revenues. In addition the Company reduced its estimate of integration fees on certain products sold to a customer in Japan by $0.4 million during the second quarter of 2008.

The gross margin for our services line of business increased to 13.8% and 19.0%, respectively, for the three- and six-month periods ended June 28, 2008 as compared to negative gross margins of 5.1% and 16.1% for the comparable periods of 2007. The increase in gross margin reflects a higher level of in-the-field tool upgrades which provide favorable margins, increased efforts on billable service and spare parts sales and our focus on controlling expenses including personnel, personnel related expenses and material costs as compared to 2007.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended		Change		Six-Months Ended		Change
	June 28, 2008	June 30, 2007			June 28, 2008	June 30, 2007
Research and development	$4,422	$4,739	$(317)	(6.7)%	$8,677	$9,325	$(648)	(6.9)%
Selling	4,844	4,668	176	3.8%	9,683	10,033	(350)	(3.5)%
General and administrative	5,302	4,762	540	11.3%	10,826	11,755	(929)	(7.9)%
Amortization of intangible assets	1,330	1,663	(333)	(20.0)%	2,615	3,212	(597)	(18.6)%
Asset impairment	13,213	—	13,213	100.0%	13,213	—	13,213	100.0%
Restructuring charge	—	—	—	—	870	—	870	100.0%

Total operating expenses	$29,111	$15,832	$13,279	83.9%	$45,884	$34,325	$11,559	33.7%

Research and development. Research and development expenses decreased by $0.3 million and $0.6 million for the three- and six-month periods ended June 28, 2008, respectively, over the comparable periods in 2007 due to lower materials development costs and stock-based compensation expenses.

Selling. Selling expenses increased by $0.2 million for the three-month period ended June 28, 2008 as compared to the corresponding period of 2007 due primarily to severance and termination charges or $0.3 million during the current quarter. Selling expenses decreased by $0.4 million for the six-month period ended June 28, 2008 as compared to the corresponding period of 2007 due primarily to reductions of personnel and personnel related expenses and depreciation of $0.3 million and $0.2 million, respectively, offset by severance and termination charges of $0.3 million.

General and administrative. General and administrative expenses increased by $0.5 million, or 11.3%, for the three-month period ended June 28, 2008 over the comparable period in 2007. The increase was primarily due to outside professional fees, stock-based compensation, facilities and various general expenses. For the six-month period ended June 28, 2008 general and administrative expenses decreased $0.9 million, or 7.9%, from the comparable period in 2007. The decrease was primarily due to lower legal expenses of $1.1 million as we settled the patent litigation with Nova Measuring Instruments Ltd (“Nova”) in April 2007 and to termination charges of $0.8 million of certain senior executives incurred in the first half of 2007 offset by higher stock-based compensation charges of $0.3 million and various general expenses of $0.7 million.

Amortization of intangible assets. For the three- and six-month periods ended June 28, 2008 the decrease in amortization of intangible assets of $0.3 million and $0.6 million over the comparable periods of 2007 reflects the write-off of $0.3 million of intangible assets associated with the sale of our Diva product line in June 2007 and to the backlog intangible asset acquired with the Accent acquisition, which was fully amortized by the second quarter of 2007.

Asset impairment. We perform an impairment review of our long-lived assets upon a change in business conditions or upon the occurrence of an indicator of impairment. Due to changes in the forecasts relating to specific intangible assets acquired in the 2006 acquisitions caused by management’s decision to focus our resources on new generation products, and changes in the forecasts relating to the machine shop, we performed an impairment analysis in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, of our long-lived assets including intangible assets and other long-lived assets where cash flows could be identified with a specific group of assets. SFAS No. 144 provides for a two-step approach to determining whether and by how much a long-lived asset has been impaired. The first step requires a comparison of the future undiscounted cash flows of the asset to its net book value. If future undiscounted cash flows are greater, then no impairment is deemed to have occurred. If the future undiscounted cash flows are less, then the second step must be performed to determine the amount, if any, of actual impairment. We performed step one impairment test for certain of the long-lived asset and have determined that at June 28, 2008, the net book value exceeded the future undiscounted cash flows for certain intangible assets as well as for assets associated with our machine shop and plating facility which was subcontracted in the third fiscal quarter of 2007. The initial projected future cash flows from subcontracting this facility have been significantly reduced due to operational limitations. Accordingly, we completed step two of the impairment analysis utilizing a present value technique to estimate the fair value of the impaired assets. As a result of this analysis, impairment charges of $11.8 million and $1.5 million, respectively, were recorded in the second quarter of 2008 to reflect certain customer relationship and developed technology intangible assets and machine shop related assets at their fair value.

Restructuring charge. During the first quarter of 2008, we reduced our global work force by approximately 30 employees. This reduction affected employees in each of our locations worldwide and is aimed at reducing our operating expenses.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended		Change		Six-Months Ended		Change
	June 28, 2008	June 30, 2007			June 28, 2008	June 30, 2007
Interest income	$34	$29	$5	17.2%	$132	$52	$80	153.8%
Interest expense	(26)	(46)	20	43.5%	(103)	(85)	(18)	(21.2)%
Other income (loss)	(32)	(541)	509	94.1%	422	(422)	844	200.0%

Total operating income (expenses)	$(24)	$(558)	$534	95.7%	$451	$(455)	$906	199.1%

For the three- and six-month periods ended June 28, 2008, we incurred more favorable foreign exchange gains and losses due to exchange rate fluctuations associated with our extensive inter-company balances between our various global entities over the comparable periods of 2007.

Provision for income taxes. For the three-month period ended June 28, 2008, the income taxes benefit of $0.2 million was the result of $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss and $0.1 million for reduction of a tax contingency due to the expiration of local statues. For the six-month period ended June 28, 2008 the income taxes provision of $0.1 million relates to the aggregate charges for potential tax exposure of certain foreign jurisdictions. The benefit for income taxes for both the three- and six-month periods ended June 30, 2007 of $0.1 million was the result of foreign taxes of $0.2 million and $0.4 million, respectively, offset by $0.3 million and $0.5 million, respectively, of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss.

Liquidity and Capital Resources

At June 28, 2008, our cash and cash equivalents totaled $9.7 million compared to $14.9 million as of December 29, 2007. At June 28, 2008, we had working capital of $51.5 million compared to $57.1 million at December 29, 2007. The current ratio at June 28, 2008 was 3.1 to 1.

Operating activities provided cash of $1.0 million for the six-month period ended June 28, 2008 resulting from certain non-cash charges including $13.2 million of impairment charges for long-lived assets, $4.6 million associated with amortization and depreciation, $2.0 million in stock-based compensation, and increases in net working capital of $0.8 million partially offset by our net loss of $19.6 million. Operating activities provided cash of $6.0 million for the six-month period ended June 30, 2007 resulting from decreases in net working capital of $4.2 million and certain non-cash charges including $4.6 million associated with amortization and depreciation and, $1.9 million in stock-based compensation offset by our net loss of $4.7 million. For the six-months ended June 30, 2007, cash provided from the reduction of working capital were primarily driven by reduction of inventory levels of $4.4 million and increases in accounts payable and accrued liabilities of $4.0 million offset by increases in accounts receivable of $2.5 million due to higher revenue.

Investing activities for the six-month period ended June 28, 2008 used cash of $5.4 million related to cash outlays of $3.3 million of our acquisition of Tevet Process Control Technologies, Ltd. (“Tevet”) and capital equipment acquisitions of $2.0 million. Investing activities for the six-month period ended June 30, 2007 used $0.7 million for capital equipment acquisitions.

For the six-month period ended June 28, 2008, financing activities provided cash of less than $0.1 million. Proceeds from the sale of stock from employee stock plans and purchase plan of $0.6 million were offset by $0.5 million used for the repurchase of our common stock and $0.1 million for debt payments. For the six-month period ended June 30, 2007, financing activities provided cash of $2.3 million from the sale of stock from employee stock plans and purchase plan of $2.6 million offset by the repayment of debt of $0.3 million.

In July 2008, the Company entered into a lending facility in the principal amount of $13.5 million maturing in July 2018. All borrowings under this facility bear a fixed interest for five years at a per annum rate equal to 7.18% whereupon the interest rate will be reset to a fixed rate for the following five years equal to the weekly average yield of five year U.S. dollar interest rate swaps in effect plus 3.03%. The loan is collateralized by a lien on the building and land comprising our principal offices in Milpitas, California. We will use the proceeds of these borrowing for general corporate purposes or for future acquisitions or expansion of our business.

In February 2007, the Company entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of up to $15 million. The instrument governing the facility includes certain financial covenants regarding net tangible worth. All borrowings under this credit line bear interest, at our election, at a per annum rate equal to the bank’s prime rate or at the Libor rate plus 2.25%. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. We may use the proceeds of any future borrowing under this credit facility for general corporate purposes or for future acquisitions or expansion of our business.

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

Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008 and amended on April 25, 2008. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 28, 2008 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008 and amended on April 25, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007. As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of December 29, 2007 related to our controls over international income tax accounting. Specifically, the Company’s process and procedures surrounding its accounting for international taxes were not effective as of December 29, 2007 in both design and operation, as the existing process and procedures failed to adequately and timely manage the international tax accounting process.

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

Other than as noted above, there were no changes in our internal control over financial reporting during the three-month period ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2005, KLA-Tencor Corporation, or KLA, filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2007, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed a request for re-examination of the three allegedly infringed KLA patents with the U.S. Patent & Trademark Office, or PTO. These requests for re-examination were accepted for review by the PTO. In March 2007, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed. The PTO issued Office Actions for two of the re-examinations proceedings on March 26, 2008 and an Office Action in the third re-examination proceeding on February 5, 2008. In the various Office Actions the PTO rejected numerous claims of the three asserted KLA patents.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008 and amended on April 25, 2008. The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in our Annual Report on Form 10-K filed with the SEC on March 13, 2008 and amended April 25, 2008. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment as of December 29, 2007 identified a material weakness in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. A material weakness results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since discovery of the material weakness, we have performed extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, however, there is a risk of errors not being prevented or detected. For additional information refer to Item 9A. Controls and Procedures in our Annual Report.

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

Restructuring of our operations may adversely affect our financial condition and operating results.

We have incurred expenses related to restructuring of our operations in the past, and we anticipate incurring additional restructuring expenses in the future. For example, in the first quarter of 2008, we undertook a restructuring that involved a reduction of our global workforce by approximately 30 employees and that caused us to record restructuring and reorganization charges of approximately $870,000.

Several factors could cause a restructuring to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, our supply chain and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. If we undertake further employee reductions or other restructuring activities, we will likely record restructuring and related expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

We have recently introduced several products to the market including the Nano CD suite, Nano Station, VerteX Rapid Photoluminescence Mapping System for Compound Semiconductors and Atlas-M. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products. While we anticipate that our new products will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. Additionally, if our new products do gain market acceptance, our ability to sell our existing products may be impeded. As a result, there can be no assurance that the introduction of these products will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, in May 2008, we consummated our acquisition of Tevet Process Control Technologies, Ltd., an integrated metrology company serving the worldwide semiconductor and solar manufacturing industry. At the outset, we do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate them profitably or retain their key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity or convertible debt financing which may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Significant Accounting Policies” in Part II, Item 8, Note I of our Form 10-K filed with the SEC on March 13, 2008 and amended on April 25, 2008. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

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

Significant amounts of goodwill and intangible assets after the completion of the acquisitions of Accent and Tevet transactions could make our reported results more volatile.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock during the first half of 2008:

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning Balance- December 29, 2007	91,455	$8.08	91,455
Month Ending February 29, 2008	43,650	$6.45	135,105
Month Ending May 24, 2008	31,900	$7.97	167,005

Month Ending June 28, 2008	167,005	$7.63	167,005	$2,725,261

(1)	On July 26, 2007, our Board of Directors approved the repurchase of up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of June 28, 2008, $2.7 million remained available for the future purchase of shares of our common stock.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The following actions were taken at our annual meeting of stockholders, which was held on June 26, 2008:

1. The stockholders elected the three nominees for Class I director to our Board of Directors. The three directors elected along with the voting results were as follows:

Name	Class & Expiration of Term	No. of Shares Voting For	No. of Shares Withheld Voting
William G. Oldham	2011 (Class I)	12,672,636	1,023,914
Stephen J Smith	2011 (Class I)	12,670,201	1,026,349
Howard A. Bain III	2011 (Class I)	13,339,613	356,937

2. The stockholders ratified the appointment of BDO Siedman, LLP as our independent registered public accounting firm for fiscal year 2008. The voting results were as follows:

No. of Shares Voting For	No. of Shares Withheld Voting	No. of Shares Abstained
13,629,575	38,632	28,343

ITEM 6.	EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1	Asset Purchase Agreement by and between Tevet Process Control Technologies, Ltd., and Nanometrics-Israel Ltd., dated May 7, 2008

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Gary C. Schaefer, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Gary C. Schaefer, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2007.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED (Registrant)

By:	/s/ Gary C. Schaefer
Gary C. Schaefer Chief Financial Officer

Dated: August 7, 2008