Form 10-Q
period 2008-09-27
NANOMETRICS INC
filed 2008-11-06
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

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

As of October 31, 2008, there were 18,297,003 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 27, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,779	$14,919
Accounts receivable, net of allowances of $311 and $323, respectively	21,333	34,855
Inventories	33,951	33,343
Inventories- delivered systems	175	785
Prepaid expenses and other	2,743	2,598

Total current assets	79,981	86,500
Property, plant and equipment, net	42,181	44,419
Goodwill and indefinite lived intangible asset	—	52,532
Intangible assets, net	7,224	21,820
Other assets	1,816	1,805

Total assets	$131,202	$207,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	8,055	13,931
Accrued payroll and related expenses	3,804	4,514
Deferred revenue	988	2,501
Other current liabilities	7,750	7,243
Income taxes payable	244	1,101
Current portion of debt obligations	468	148

Total current liabilities	21,309	29,438
Deferred income taxes	382	382
Other long-term liabilities	558	1,283
Debt obligations	13,162	129

Total liabilities	35,411	31,232

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 18,297,003 and 18,620,682, respectively, issued and outstanding	18	19
Additional paid-in capital	189,086	187,180
Accumulated deficit	(94,002)	(13,917)
Accumulated other comprehensive income	689	2,562

Total stockholders’ equity	95,791	175,844

Total liabilities and stockholders’ equity	$131,202	$207,076

See Notes to Unaudited Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues:
Products	$16,311	$33,306	$62,744	$98,564
Service	6,826	5,341	18,882	14,533

Total net revenues	23,137	38,647	81,626	113,097

Costs of net revenues:
Cost of products	8,150	16,773	30,974	50,628
Cost of service	4,778	4,791	14,548	15,459

Total costs of net revenues	12,928	21,564	45,522	66,087

Gross profit	10,209	17,083	36,104	47,010
Operating expenses:
Research and development	4,430	4,661	13,107	13,986
Selling	4,280	4,603	13,963	14,636
General and administrative	4,935	4,783	15,761	16,538
Amortization of intangible assets	600	1,285	3,215	4,497
Restructuring charge	655	2,128	1,525	2,128
Asset impairment	55,332	—	68,545	—
Gain on sale of assets	—	(2,100)	—	(2,100)

Total operating expenses	70,232	15,360	116,116	49,685

Income (loss) from operations	(60,023)	1,723	(80,012)	(2,675)

Other income (expense)
Interest income	24	69	156	121
Interest expense	(240)	(56)	(343)	(141)
Other, net	142	382	564	(40)

Total other income (expense), net	(74)	395	377	(60)

Income (loss) before provision (benefit) for income taxes	(60,097)	2,118	(79,635)	(2,735)
Provision (benefit) for income taxes	350	110	450	(2)

Net income (loss)	$(60,447)	$2,008	$(80,085)	$(2,733)

Net income (loss) per share:
Basic	$(3.25)	$0.11	$(4.31)	$(0.15)

Diluted	$(3.25)	$0.11	$(4.31)	$(0.15)

Shares used in per share calculation:
Basic	18,574	18,278	18,599	17,931

Diluted	18,574	18,676	18,599	17,931

See Notes to Unaudited Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine-Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net loss	$(80,085)	$(2,733)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	6,085	6,983
Asset impairment	68,545	—
Stock-based compensation	3,137	2,749
Gain on sale of assets	—	(2,100)
Non-cash portion of restructuring charge	—	1,910
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	13,664	(8,949)
Inventories, net	(380)	851
Inventories-delivered systems	610	3,736
Prepaid expenses and other	(60)	(984)
Other assets	(165)	183
Accounts payable, accrued and other liabilities	(7,155)	5,692
Deferred revenue	(1,657)	(4,342)
Income taxes payable	(724)	(103)

Net cash provided by operating activities	1,815	2,893

Cash flows from investing activities:
Purchase of Tevet’s net assets, net of cash received	(3,357)	—
Purchases of property, plant and equipment	(2,762)	(1,045)
Proceeds from sale of assets	—	3,863

Net cash provided by (used) in investing activities	(6,119)	2,818

Cash flows from financing activities:
Proceeds from issuance of debt obligations	13,500	—
Repayments of debt obligations	(136)	(1,500)
Proceeds from sale of shares under employee stock option plans and purchase plan	604	3,118
Repurchases of common stock	(1,836)	(198)

Net cash provided by financing activities	12,132	1,420
Effect of exchange rate changes on cash and cash equivalents	(968)	(214)

Net increase in cash and cash equivalents	6,860	6,917
Cash and cash equivalents, beginning of period	14,919	7,957

Cash and cash equivalents, end of period	$21,779	$14,874

Supplemental disclosure of cash flow information:
Cash for interest	$163	$122
Cash paid for income taxes	$693	$175
Capitalization of inventory as property, plant and equipment	$—	$5,775
Goodwill adjustment	$—	$2,332

See Notes to Unaudited Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the December 29, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 2007, which were included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 13, 2008 and amended on April 25, 2008.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Note 2. Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141R”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 became effective on November 15, 2008. The Company does not anticipate the adoption of SFAS 162 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The Company does not anticipate the adoption of SFAS 161 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company does not anticipate the adoption of SFAS 141 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement 157” (“FSP 157-2”). Effective upon issuance, FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. FSP 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Company is currently evaluating the impact of adopting SFAS 157 for non-financial assets and liabilities on its consolidated financial statements.

Note 3. Acquisitions

On May 19, 2008, Nanometrics announced that it had acquired Tevet Process Control Technologies, Ltd., (“Tevet”) an Israel-based privately held corporation. The acquisition of Tevet, an integrated metrology company serving the worldwide semiconductor and solar manufacturing industry, is expected to further Nanometrics’ strategy to offer a breadth of process control metrology solutions that address both advanced technology as well as cost of ownership. Under the terms of the asset purchase agreement, which was an all-cash transaction, the total consideration to purchase all assets and assume specified liabilities of Tevet was $3.8 million, including $0.2 million in transaction fees, which include legal, valuation and accounting fees. The asset purchase has been accounted for under the purchase method of accounting in accordance with SFAS 141, “Business Combinations”. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets of Tevet acquired in connection with the transaction, based on their respective estimated fair values. The results of operations of Tevet were included in the Company’s consolidated statements of operations from the date of the acquisition.

The preliminary allocation of the Tevet purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on management’s estimates of fair value at the date of acquisition. When estimating fair values of assets acquired and liabilities assumed, management considered a number of factors, including valuations, appraisals and assumptions which are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to finalization of the valuation report. Management expects the valuation process to be completed during the fourth quarter of fiscal 2008.

The preliminary allocation of the Tevet purchase price is summarized below (in thousands):

Assets acquired:
Cash	$446
Accounts receivable	49
Inventories	467
Other assets	70
Property, plant and equipment	169

Total assets acquired	1,201

Liabilities assumed:
Accounts payable	159
Deferred revenue	250

Other accrued liabilities	336

Total liabilities assumed	745
Net assets acquired	456
Goodwill and other intangible assets:
Goodwill	1,848
Customer relationships	669
Developed technology	600
Backlog	230

Total goodwill and other intangible assets	3,347

Net estimated purchase price	$3,803

The developed technology and customer relationships are being amortized over an estimated useful life of seven years and the customer relationships is being amortized on an accelerated basis over an estimated useful life designed to match the amortization to the benefits where applicable. In accordance with SFAS 142, the Company concluded that events had occurred and circumstances had changed during the third quarter of 2008 which indicated the existence of impairment indicators. Consistent with the Company’s approach in its annual impairment test the Company performed an impairment test which resulted in no implied fair value of the goodwill, and therefore, the Company recognized an impairment charge of $54.0 million including $1.8 million in goodwill arising from Tevet acquisition in the third quarter of 2008, representing a write-off of the entire amount of the Company’s previously recorded goodwill.

If the Company had acquired Tevet at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net income/loss and net income/loss per share from operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues	$23,137	$39,304	$82,447	$114,560
Net income (loss)	(60,447)	1,473	(80,545)	(5,048)
Net income (loss) per share:
Basic	$(3.25)	$0.08	$(4.33)	$(0.28)
Diluted	$(3.25)	$0.08	$(4.33)	$(0.28)

Note 4. Asset Impairment

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. In accordance with SFAS 142 goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows for each reporting unit. To determine the fair value, the Company’s review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for each reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying businesses. The Company’s business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. The Company also considered its market capitalization on the dates of its impairment tests in determining the fair value of the respective businesses. The Company completed the first step at June 28, 2008 and determined that the fair value of its reporting units was in excess of the net book value on that date.

In accordance with SFAS 142, the Company concluded that events had occurred and circumstances had changed during the third quarter of 2008 which might indicate the existence of impairment indicators including a significant decline in the Company’s stock price and continued deterioration in the semiconductor equipment market and the related impact on revenue forecasts of each reporting unit. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of the Company’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. At September 27, 2008, the Company determined that the fair value of its reporting units was less than the net book value of the net assets of each reporting unit and accordingly, the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, the Company allocated the fair value of the reporting units to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting units was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill, and therefore, the Company recognized an impairment charge of $54.0 million in the third quarter of 2008, representing a write-off of the entire amount of the Company’s previously recorded goodwill including goodwill from the Tevet acquisition which was a part of the impaired reporting units.

Long-Lived Assets

The Company performs an impairment review of its long-lived assets upon a change in business conditions or upon the occurrence of an indicator of impairment. Due to changes in the forecasts relating to specific intangible assets acquired in the 2006 acquisitions caused by management’s decision to focus the Company’s resources on new generation products, and changes in the forecasts relating to the machine shop, the Company performed an analysis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), of its long-lived assets including intangible assets and other long-lived assets where cash flows could be identified with a specific group of assets. SFAS 144 provides for a two-step approach to determine whether and by how much a long-lived asset has been impaired. The first step requires a comparison of the future undiscounted cash flows of the asset to its net book value. If the undiscounted future cash flows are greater, then no impairment is deemed to have occurred. If the undiscounted future cash flows are less, then the second step must be performed to determine the amount, if any, of actual impairment. The Company performed step one of the impairment test for certain of its long-lived assets as of June 28, 2008, and determined that the net book value exceeded the undiscounted future cash flows for certain intangible assets as well as assets associated with the Company’s machine shop and plating facility which was subcontracted in the third quarter of 2007. The initial projected future cash flows from subcontracting this facility has been significantly reduced due to operational limitations. Accordingly, the Company completed step two of the impairment analysis utilizing a present value technique to estimate the fair value of the impaired assets. As a result of this analysis, impairment charges of $11.8 million and $1.5 million, respectively, were recorded in the second quarter of 2008 to reflect certain customer relationships, brand names, developed technology intangible assets and machine shop related assets at their fair value.

Due to the continuing deterioration in the semiconductor equipment market, during the third quarter 2008, the Company’s forecasted revenues have declined for certain product lines relating to specific intangible assets acquired in the 2006 acquisition of Accent Optical Technologies, Inc. The Company performed an analysis in accordance with SFAS 144 of its long-lived intangible assets where cash flows could be identified with a specific group of assets. The Company performed step one of the impairment test for the specified intangible assets and has determined that at September 27, 2008, the net book value exceeded the undiscounted future cash flows. Accordingly, the Company completed step two of the impairment analysis utilizing a present value technique to estimate the fair value of the impaired assets. As a result of this analysis, an impairment charge of $1.4 million was recorded in the third quarter of 2008 to reflect certain brand names and developed technology intangible assets at their fair value.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at September 27, 2008.

Note 5. Restructuring Charge

During the first and third quarters of 2008, the Company reduced its global work force by approximately 30 and 34 employees, respectively. This reduction affected employees in each of the Company’s locations worldwide and is aimed at reducing its operating expenses.

	Other Charges	Severance and Other Benefits	Total
Restructuring charges recorded during the first quarter of 2008	$84	$786	$870
Cash paid	(84)	(786)	(870)

Reserve balance at March 29, 2008	$—	$—	$—

Restructuring charges recorded during the third quarter of 2008	$—	$655	$655
Cash paid	—	(377)	(377)

Reserve balance at September 27, 2008	$—	$278	$278

The Company anticipates that the remaining restructuring reserve balance of $0.3 million will be paid or utilized by December 27, 2008. The balance is reflected in “Other current liabilities” in the accompanying unaudited consolidated balance sheet.

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

	Professional Fees	Severance and Other Benefits	Other Charges	Total
Restructuring charges recorded during the third quarter of 2007	$126	$92	$1,910	$2,128
Non-cash charges	—	—	(1,910)	(1,910)
Cash paid	(84)	(84)	—	(168)

Reserve balance at September 29, 2007	$42	$8	$—	$50

The remaining restructuring reserve balance of $0.1 million was paid or utilized by December 29, 2007.

Note 6. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”) had been met. Under SFAS 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The Company’s sale of accounts receivable met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at rates ranging from 1.875% to 1.890% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $5.9 million and $16.4 million of receivables, respectively, during the three- and nine-month periods ended September 27, 2008, and sold $5.7 million and $15.2 million of receivables, respectively, during the three- and nine-month periods ended September 29, 2007. There were no material gains or losses on the sale of such receivables. There were no amounts due from the financial institutions at September 27, 2008 and December 29, 2007.

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Raw materials and sub-assemblies	$18,545	$19,685
Work in process	6,186	7,134
Finished goods	9,220	6,524

Total inventories	$33,951	$33,343

We reflect the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from our inventory held for sale as “Inventories—delivered systems.”

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 27, 2008	December 29, 2007
Land	$15,584	$15,597
Building and improvements	21,318	18,188
Machinery and equipment	20,005	18,753
Furniture and fixtures	2,270	2,185

	59,177	54,723
Accumulated depreciation and amortization	(16,996)	(10,304)

Total property, plant and equipment, net	$42,181	$44,419

Note 9. Intangible Assets

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

During the second quarter of 2008, the Company added $1.5 million of finite-lived intangible assets through its acquisition of Tevet. Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 27, 2008 and December 29, 2007 consist of the following (in thousands):

	Original Amount	(A) Impairment and Tax Adjustment	Adjusted Basis	Accumulated Amortization	Net Carrying Amount
September 27, 2008
Developed technology	$10,400	$(3,790)	$6,610	$(2,921)	$3,689
Customer relationships	16,369	(7,479)	8,890	(6,271)	2,619
Brand names	3,600	(1,671)	1,929	(1,051)	878
Patented technology	1,790	—	1,790	(1,790)	—
Trade Mark	400	(320)	80	(42)	38
Backlog	3,361	—	3,361	(3,361)	—
Non-compete agreement	50	—	50	(50)	—
Other	250	—	250	(250)	—

Total	$36,220	$(13,260)	$22,960	$(15,736)	$7,224

December 29, 2007
Developed technology	$9,800	$—	$9,800	$(2,037)	$7,763
Customer relationships	15,700	—	15,700	(4,638)	11,062
Brand names	3,600	—	3,600	(749)	2,851
Patented technology	1,790	—	1,790	(1,646)	144
Backlog	3,131	—	3,131	(3,131)	—
Non-compete agreement	50	—	50	(50)	—
Other	250	—	250	(250)	—

Total	$34,321	$—	$34,321	$(12,501)	$21,820

(A)	Amounts include impairments charges recorded in the second and third quarters of 2008 of $11.8 million and $1.4 million, respectively and tax adjustment of $0.1 million in the third quarter of 2008.

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which were amortized over one year. Total amortization expense for the three-month periods ended September 27, 2008 and September 29, 2007 was $0.6 million and $1.3 million, respectively, and for the nine-month periods ended September 27, 2008 and September 29, 2007 was $3.2 million and $4.5 million, respectively.

The estimated future amortization expense as of September 27, 2008 is as follows (in thousands):

Fiscal Years
2008 (remaining three months)	$316
2009	1,519
2010	1,338
2011	1,104
2012	929
Thereafter	2,018

Total amortization	$7,224

Note 10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Accrued warranty	$2,568	$4,545
Accrued professional services	1,181	529
Consumption/value added tax	1,233	12
Other	2,768	2,157

Total other current liabilities	$7,750	$7,243

Note 11. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Milpitas building mortgage	$13,476	$—
Equipment financing	154	277

Total debt obligations	13,630	277
Current portion of debt obligations	(468)	(148)

Long-term debt obligations	$13,162	$129

In July 2008, the Company entered into a borrowing facility in the principal amount of $13.5 million maturing in July 2018. All borrowings under this facility bear a fixed interest for five years at a per annum rate equal to 7.18% whereupon the interest rate will be reset to a fixed rate for the following five years equal to the weekly average yield of five year U.S. dollar interest rate swaps in effect plus 3.03%. The loan is collateralized by a lien on the building and land comprising of the Company’s principal offices in Milpitas, California.

The equipment financing was obtained by the Company’s subsidiary in the United Kingdom and is collateralized by the financed assets. The loan is denominated in British pound sterling (£138,745 at December 29, 2007) and bears interest at 5.53% per annum. The loan is payable in monthly installments with unpaid principal and interest due in November 2009.

The Company is not in breach of any restrictive covenants in connection with its debt. At September 27, 2008, future annual maturities of debt obligations were as follows (in thousands):

2008 (remaining three months)	$115
2009	451
2010	357
2011	383
2012	412
Thereafter	11,912

Total	$13,630

Note 12. Stockholders’ Equity

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

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Weighted average common shares outstanding used in basic net loss per share computation	18,574	18,278	18,598	17,931
Contingently issuable shares in connection with the Accent acquisition	—	276	—	—
Potential dilutive common stock equivalents, using treasury stock method	—	122	—	—

Shares used in diluted net loss per share computation	18,574	18,676	18,598	17,931

For the three- and nine-month periods ended September 27, 2008 and September 29, 2007, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net income (loss) per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net income(loss) per share were 3.0 million and 2.7 million for the three-month periods ended September 27, 2008 and September 29, 2007, respectively and were 2.8 million and 2.7 million in the nine-month period ended September 27, 2008 and September 29, 2007 .

During the third fiscal quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $4.0 million of its common stock. The Company repurchased 461,057 and 26,455 common shares, respectively, at an average price of $3.98 and $7.47 per share during the nine-month periods ended September 27, 2008 and September 29, 2007.

Note 13. Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans under SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”)is as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of products	$115	$103	$251	$216
Cost of service	116	103	301	268
Research and development	216	231	527	762
Selling	186	140	592	577
General and administrative	505	296	1,466	926

Total stock-based compensation expense related to employee stock options and employee stock purchase plans	$1,138	$873	$3,137	$2,749

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

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock Options
Expected life	3.94 years	4.5 years	4.2 years	4.4 years
Volatility	55.18%	58.40%	54.42%	59.8%
Risk free interest rate	2.97%	5.15%	2.97%	5.10%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	72.93%	34.0%	72.93%	37.90%
Risk free interest rate	1.64%	2.20%	1.64%	3.12%
Dividends	—	—	—	—

The weighted average fair value per share of the stock options awarded in the three- and nine-month periods ended September 27, 2008 was $2.08 and $2.77, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the nine months ended September 27, 2008 is as follows:

	Shares Available (Options and RSU’s)	Number of Shares (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2007	1,607,911	3,120,467	$9.94	4.6	$4,381
Shares added through 2005 Option Plan	558,620	—
Exercised		(35,978)
Granted	(506,466)	506,466
RSU Allocation	(20,000)	—
Cancelled	625,047	(628,307)

Outstanding at September 27, 2008	2,265,112	2,962,648	$9.25	4.53	$12

Exercisable at September 27, 2008		1,722,848	$10.23	3.7	$12

During the nine-month period ended September 27, 2008, the Company granted 20,000 Restricted Stock Units (“RSUs”) with vesting periods of three years. As of September 27, 2008, there were 51,333 RSUs outstanding.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.34 as of September 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three- and nine-month periods ended September 27, 2008 was $0.1 million and total intrinsic value of options exercised during the three- and nine-month periods ended September 29, 2007 was $0.1 million and $0.4 million respectively. The fair value of options vested for the three- and nine-month periods ended September 27, 2008 was $1.7 million and $5.1 million, respectively, and for the three- and nine-month periods ended September 29, 2007 was $1.6 million and $3.2 million, respectively.

Note 14. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net loss	$(60,447)	$2,008	$(80,085)	$(2,733)
Foreign currency translation adjustments, net of tax	(1,551)	678	(1,873)	768

Total comprehensive income (loss)	$(61,998)	$2,686	$(81,958)	$(1,965)

Substantially all of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 15. Warranties

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

	Nine-Months Ended
	September 27, 2008	September 29, 2007
Balance as of beginning of period	$4,545	$4,349
Warranty settlements	(4,226)	(2,989)
Provision for warranty	2,249	3,361

Balance as of end of period	$2,568	$4,721

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of September 27, 2008 and December 29, 2007.

Note 16. Gain on the Sale of Assets

In August 2007 the Company entered into a contract to sell a parcel of land and building in Japan and realized a gain on the sale of $1.1 million. In addition, the sale of a condominium in California was consummated in July 2007 and the Company realized a gain of $0.2 million in the third quarter of 2007. We also sold other non-strategic assets during the third quarter of 2007 realizing a gain of $0.8 million.

Note 17. Income Taxes

For the three-month period ended September 27, 2008 the income taxes provision of $0.4 million was the result of aggregate charges for potential tax exposure of certain foreign jurisdictions of $0.2 million and $0.1 million relating to a tax exposure associated with the consolidation of duplicate foreign entities. The tax liability associated with the consolidation of duplicate foreign entities was offset by the utilization of net operating losses generated by Accent Optical Technologies prior to the merger with Nanometrics. In accordance with SFAS 109, the benefit derived from the utilization of the pre-acquisition net operating losses is recorded as a reduction of the acquired Accent intangible assets rather than a reduction of the related tax expense. For the nine-month period ended September 27, 2008 the income taxes provision of $0.5 million was the result of the aggregate charges for potential tax exposure of certain foreign jurisdictions of $0.6 million and $0.1 million relating to a tax exposure associated with the consolidation of duplicate foreign entities, partially offset by a tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss of $0.2 million, and reduction of a tax contingency of $0.1 million due to the expiration of local statues.

The income taxes provision of $0.1 million for the three-month period ended September 29, 2007 was the result of foreign taxes of $0.2 million offset by $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss.

Note 18. Contingencies

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed a request for re-examination of two of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examination is completed. On July 28, 2008, the PTO issued a Notice of Intent to issue a Reexamination Certificate for one of the KLA patents. The other two patent reexaminations remain pending. In all three of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims and KLA has amended the claims in response.

Note 19. Geographic and Significant Customer Information

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

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Total net revenues:
United States	$7,851	$9,413	$23,769	$20,790
Japan	6,966	12,970	24,880	31,718
South Korea	3,048	5,440	13,043	28,859
Taiwan	2,498	829	5,307	7,531
China	132	5,840	7,115	10,307
Europe	2,142	2,897	3,799	12,374
All other	500	1,258	3,712	1,518

Total net revenues*	$23,137	$38,647	$81,626	$113,097

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	September 27, 2008	December 29, 2007
Long lived assets
United States	$35,879	$37,767
Japan	1,084	1,165
South Korea	4,534	5,589
Taiwan	144	158
Europe	2,356	1,545

Total long lived assets**	$43,997	$46,224

**	Long-lived assets include tangible assets only.

The following customers accounted for 10% or more of total accounts receivable as of:

	September 27, 2008	December 29, 2007
Samsung	***	14.1%
Toshiba	18.9%	***

***	The customer accounted for less than 10% of total accounts receivable.

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Samsung Electronics Co. Ltd.	****	11.40%	14.2%	16.30%
Hynix	****	****	****	12.70%
Toshiba	22.1%	11.10%	12.0%	****

****	The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our current results of operations may not necessarily be indicative of future operating results.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment might have occurred. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of Nanometrics (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of Nanometrics, we made estimates and judgments about future revenues and cash flows for each reporting unit. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for each reporting unit: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also considered our market capitalization on the dates of our impairment tests in determining the fair value of the respective businesses. We completed the first step and have determined that our fair value at June 28, 2008 exceeded our net book value on that date.

In accordance with SFAS 142, we concluded that events had occurred and circumstances had changed during the third quarter of 2008 which might indicate the existence of impairment indicators including a significant decline in our stock price and continued deterioration in the semiconductor equipment market and related impact on revenue forecasts of each reporting unit. Consistent with our approach of our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. We determined that the fair value of its reporting units was less than the net book value of the net assets of each reporting unit and accordingly, we performed step two of the impairment test.

In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, we allocated the fair value of the reporting units to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting units was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $54.0 million in the third quarter of 2008, representing a write-off of the entire amount of our previously recorded goodwill.

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

Stock-Based Compensation – Upon adoption of SFAS 123(R), “Share based payment”, on January 1, 2007, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by Staff Accounting Bulletin 107. The expected volatility is based on the historical volatility of our stock price.

Restructuring Charge - During each of the three-month periods ended March 29, 2008 and September 27, 2008, we implemented a restructuring program based on our business strategy and recorded a significant accrual in connection with the restructuring program. In connection with the plan we have recorded estimated expenses for severance and other costs. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, generally costs associated with restructuring activities have been recognized when they are incurred rather than the date of a commitment to an exit or disposal plan. In addition post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS 112, “Employer’s Accounting Post-Employment Benefits”. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring process involves periodic reassessments of the estimates made at the time the original decisions were made, including evaluating market conditions for expected disposals of assets and vacancy of space. Although we believe that these estimates accurately reflect the costs of the restructuring programs, actual results may vary or differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Results of Operations

Periods ended September 27, 2008 and September 29, 2007

Total net revenues. Our net revenues were comprised of the following categories:

	Three-Months Ended				Nine-Months Ended
	September 27, 2008	September 29, 2007	Change	Percentage Change	September 27, 2008	September 29, 2007	Change	Percentage Change
Automated systems	$9,163	$25,824	$(16,661)	(64.5%)	$47,654	$75,237	$(27,583)	(36.7%)
Integrated systems	7,148	7,482	(334)	(4.5%)	15,090	23,327	(8,237)	(35.3%)

Total product revenue	16,311	33,306	(16,995)	(51.0%)	62,744	98,564	(35,820)	(36.3%)
Service	6,826	5,341	1,485	27.8%	18,882	14,533	4,349	29.9%

Total net revenues	$23,137	$38,647	$(15,510)	(40.1%)	$81,626	$113,097	$(31,471)	(27.8%)

For the three- and nine-month periods ended September 27, 2008, net revenues from automated systems decreased by $16.7 million and $27.6 million, respectively, from the comparable periods of 2007 and net revenues from our integrated systems decreased $0.3 million and $8.2 million, respectively, from the comparable periods of 2007. The overall decrease in product revenue of 51.0% and 36.3%, respectively, is reflective of the ongoing general economic environment in the semiconductor equipment manufacturing sector.

Service revenue increased by $1.5 million and $4.3 million, respectively, during the three- and nine-month periods ended September 27, 2008 over the comparable periods of 2007 due to a significant increase of in-the-field tool upgrades and an increased focus on billable service and spare parts.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three-Months Ended		Nine-Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Products	50.0%	49.6%	50.6%	48.6%
Services	30.0%	10.3%	23.0%	(6.4)%

The product gross margin for the three- and nine-month periods ended September 27, 2008 increased slightly from the comparable periods of 2007 due to reductions in our cost structure such as higher product reliability and reduction of manufacturing costs from the completion of the integration of our 2006 acquisitions of Accent and Soluris including the closure of a facility in Concord, Massachusetts and out-sourcing the manufacturing of several of our products to contract manufactures offset by lower utilization of our manufacturing facilities due to lower revenues. In addition, the Company reduced its estimate of integration fees on certain products sold to a customer in Japan by $0.3 million and $0.7 million during the three- and nine-month periods, respectively, ended September 27, 2008.

The gross margin for our services line of business increased to 30.0% and 23.0%, respectively, for the three- and nine-month periods ended September 27, 2008 as compared to gross margins of 10.3% and a negative 6.4% for the comparable periods of 2007. The increase in gross margin reflects a higher level of in-the-field tool upgrades which provide favorable margins, increased efforts on billable service and spare parts sales and our focus on controlling expenses including personnel, personnel related expenses and material costs as compared to 2007.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 27, 2008	September 29, 2007	Change		September 27, 2008	September 29, 2007	Change
Research and development	$4,430	$4,661	$(231)	(5.0)%	$13,107	$13,986	$(879)	(6.3)%
Selling	4,280	4,603	(323)	(7.0)%	13,963	14,636	(673)	(4.6)%
General and administrative	4,935	4,783	152	3.2%	15,761	16,538	(777)	(4.7)%
Amortization of intangible assets	600	1,285	(685)	(53.3)%	3,215	4,497	(1,282)	(28.5)%
Restructuring charge	655	2,128	(1,473)	(69.2)%	1,525	2,128	(603)	(28.3)%
Asset impairment	55,332	—	55,332	100.0%	68,545	—	68,545	100.0%
Gain on sale of assets	—	(2,100)	2,100	100.0%	—	(2,100)	2,100	100.0%

Total operating expenses	$70,232	$15,360	$54,872	(357.2)%	$116,116	$49,685	$66,431	133.7%

Research and development. Research and development expenses decreased by $0.2 million and $0.9 million for the three- and nine-month periods ended September 27, 2008, respectively, over the comparable periods in 2007 due to lower product development expenses such as materials and outside consulting services of $0.7 million and $0.3 million respectively.

Selling. Selling expenses decreased by $0.3 million and $0.7 million, respectively, for the three- and nine-month periods ended September 27, 2008 as compared to the corresponding periods of 2007 due primarily to lower personnel and personnel related expenses.

General and administrative. General and administrative expenses increased slightly for the three-month period ended September 27, 2008 with the comparable period in 2007. The increase was due primarily to termination charges of a certain senior executive. For the nine-month period ended September 27, 2008 general and administrative expenses decreased $0.8 million from the comparable period in 2007. The decrease was primarily due to lower legal expenses of $1.1 million as we settled the patent litigation with Nova Measuring Instruments Ltd (“Nova”) in April 2007 and also reductions of $0.3 million of depreciation expense and $0.2 million of regulatory and compliance costs offset by higher stock-based compensation of $0.5 million and various other expenses of $0.3 million.

Amortization of intangible assets. For the three-and nine-month periods ended September 27, 2008 the decrease in amortization of intangible assets of $0.7 million and $1.3 million over the comparable periods of 2007 reflects lower amortization expense due to the $11.8 million asset impairment during the second quarter of 2008, discussed below and to the backlog intangible asset acquired with the Accent acquisition, which was fully amortized by the second quarter of 2007.

Restructuring charge. During the first and third quarters of 2008, the Company reduced its global work force by approximately 30 and 34 employees, respectively. This reduction affected employees in each of our locations worldwide and is aimed at reducing our operating expenses through improving our variable to fixed cost ratio and effective consolidation and elimination of overlap within our business entities. We recorded a charge of $0.9 million and $0.7 million, respectively, in the first and third quarters of fiscal 2008.

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

Asset impairment.

Goodwill: During the three-month period ended September 27, 2008 we concluded that events had occurred and circumstances had changed which might indicate the existence of impairment indicators including a significant decline in our stock price and continued deterioration in the semiconductor equipment market and related impact on revenue forecasts of each reporting unit. In accordance with SFAS 142 and consistent with our approach of our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. We determined that the fair value of our reporting units was less than the net book value of the net assets of each reporting unit and accordingly, we performed step two of the impairment test. In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, we allocated the fair value of the reporting units to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $54.0 million in the third quarter of 2008, representing a write-off of the entire amount of our previously recorded goodwill.

Intangible Assets: Also, during the three-month period ended September 27, 2008 we performed an analysis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, of our long-lived assets including intangible assets and other long-lived assets where cash flows could be identified with a specific group of assets. Due to the continuing deterioration in the semiconductor equipment market, our forecasted revenues have declined for certain product lines relating to specific intangible assets acquired in the 2006 acquisition of Accent Optical Technologies, Inc. We performed an analysis in accordance with SFAS 144 of our long-lived intangible assets where cash flows could be identified with a specific group of assets. We performed step one of the impairment test for the specified intangible assets and have determined that at September 27, 2008, the net book value exceeded the undiscounted future cash flows. Accordingly, we completed step two of the impairment analysis utilizing a present value technique to estimate the fair value of the impaired assets. As a result of this analysis, an impairment charge of $1.4 million was recorded in the third quarter of 2008 to reflect certain brand names and developed technology intangible assets at their fair value.

For the three month period ended June 28, 2008, we perform an analysis in accordance with SFAS 144 of our long-lived intangible assets where cash flows could be identified with a specific group of assets. Due to changes in the forecasts, relating to specific intangible assets acquired in our 2006 acquisitions, caused by management’s decision to focus our resources on new generation products, and changes in the forecasts relating to the machine shop, we performed an impairment analysis in accordance with SFAS 144. SFAS 144 provides for a two-step approach to determining whether and by how much a long-lived asset has been impaired. The first step requires a comparison of the future undiscounted cash flows of the asset to its net book value. If undiscounted future cash flows are greater, then no impairment is deemed to have occurred. If the undiscounted future cash flows are less, then the second step must be performed to determine the amount, if any, of actual impairment. We performed step one impairment test for certain of the long-lived asset and have determined that at June 28, 2008, the net book value exceeded the undiscounted future cash flows for certain intangible assets as well as for assets associated with our machine shop and plating facility which was subcontracted in the third fiscal quarter of 2007. The initial projected future cash flows from subcontracting this facility have been significantly reduced due to operational limitations. Accordingly, we completed step two of the impairment analysis utilizing a present value technique to estimate the fair value of the impaired assets. As a result of this analysis, impairment charges of $11.8 million and $1.5 million, respectively, were recorded in the second quarter of 2008 to reflect certain customer relationships and developed technology intangible assets and machine shop related assets at their fair value.

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

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 27, 2008	September 29, 2007	Change		September 27, 2008	September 29, 2007	Change
Interest income	$24	$69	$(45)	(65.2)%	$156	$121	$35	28.9%
Interest expense	(240)	(56)	(184)	(328.6)%	(343)	(141)	(202)	(143.3)%
Other income (loss)	142	382	(240)	(62.8)%	564	(40)	604	1,510.0%

Total other income (expenses)	$(74)	$395	$(469)	(118.7)%	$377	$(60)	$437	728.3%

For the three-month period ended September 27, 2008 we incurred higher interest expense due to the issuance of debt obligations during the quarter. For the three- and nine-month periods ended September 27, 2008, we incurred more favorable foreign exchange gains and losses due to exchange rate fluctuations associated with our extensive inter-company balances between our various global entities over the comparable periods of 2007.

Provision for income taxes. For the three-month period ended September 27, 2008 the income taxes provision of $0.4 million was the result of aggregate charges for potential tax exposure of certain foreign jurisdictions of $0.2 million and $0.1 million relating to a tax exposure associated with the consolidation of duplicate foreign entities. For the nine-month period ended September 27, 2008 the income taxes provision of $0.5 million was the result of the aggregate charges for potential tax exposure of certain foreign jurisdictions of $0.6 million and $0.1 million relating to a tax exposure associated with the consolidation of duplicate foreign entities, partially offset by a tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss of $0.2 million, and reduction of a tax contingency of $0.1 million due to the expiration of local statues.

The income taxes provision of $0.1 million for the three-month period ended September 29, 2007 was the result of foreign taxes of $0.2 million offset by $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss.

Liquidity and Capital Resources

At September 27, 2008, our cash and cash equivalents totaled $21.8 million compared to $14.9 million as of December 29, 2007. At September 27, 2008, we had working capital of $58.3 million compared to $57.1 million at December 29, 2007. The current ratio at September 27, 2008 was 3.7 to 1.

Operating activities provided cash of $1.8 million for the nine-month period ended September 27, 2008 resulting from certain non-cash charges including $68.5 million of impairment charges for long-lived assets, $6.1 million associated with amortization and depreciation, $3.1 million in stock-based compensation, and increases in net working capital of $4.5 million partially offset by our net loss of $80.1 million. Operating activities provided cash of $2.9 million for the nine-month period ended September 29, 2007 resulting from certain non-cash charges including $7.0 million associated with amortization and depreciation and $2.7 million in stock-based compensation offset by increases in net working capital of $3.9 million and our net loss of $2.7 million. For the nine-months ended September 29, 2007, cash provided from the reduction of working capital were primarily driven by reduction of inventory levels of $4.6 million and increases in accounts payable and accrued liabilities of $5.7 million offset by increases in accounts receivable of $8.9 million due to higher revenue and reductions in deferred revenue and product margin of $4.3 million.

Investing activities for the nine-month period ended September 27, 2008 used cash of $6.1 million related to cash outlays of $3.4 million of our acquisition of Tevet Process Control Technologies, Ltd. (“Tevet”) and capital equipment acquisitions of $2.8 million. Investing activities for the nine-month period ended September 29, 2007 provided cash of $2.8 million. We received sales proceeds of $3.9 million from the sale of assets (see preceding discussion for “Gain on sale of assets”) offset by $1.0 million for purchases of property, plant and equipment.

For the nine-month period ended September 27, 2008, financing activities provided cash of $12.1 million. Proceeds from the issuance of $13.5 million of debt obligation, as more fully described below, and $0.6 million from the sale of stock from employee stock plans and purchase plan were offset by $1.8 million used for the repurchase of our common stock and $0.1 million for debt payments. For the nine-month period ended September 29, 2007, financing activities provided cash of $1.4 million due to the sale of stock under employee stock option and purchase plans of $3.1 million offset by the repayment of debt of $1.5 million and repurchases of stock of $0.2 million.

In July 2008, we entered into a lending facility in the principal amount of $13.5 million maturing in July 2018. All borrowings under this facility bear a fixed interest for five years at a per annum rate equal to 7.18% whereupon the interest rate will be reset to a fixed rate for the following five years equal to the weekly average yield of five year U.S. dollar interest rate swaps in effect plus 3.03%. The loan is collateralized by a lien on the building and land comprising our principal offices in Milpitas California. We will use the proceeds of these borrowing for general corporate purposes or for future acquisitions or expansion of our business.

In February 2007, we entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of up to $15 million. The instrument governing the facility includes certain financial covenants regarding net tangible worth. All borrowings under this credit line bear interest, at our election, at a per annum rate equal to the bank’s prime rate or at the Libor rate plus 2.25%. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. We may use the proceeds of any future borrowing under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. Renewal of our revolving line of credit facility is due in February 2009. While we anticipate we will renew the line of credit, the present economic conditions in the banking and financing industry are very volatile and uncertain. We may be unable to renew the line of credit under the same general terms and conditions under which we presently operate.

We have evaluated and will continue to evaluate the acquisition of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. For example, in the third quarter of 2007, our Board of Directors authorized a stock repurchase program of up to $4 million, of which, there remains $1.4 million available for future repurchases. However, we believe our working capital including cash and cash equivalents; will be sufficient to meet our needs through at least the next twelve months. However, we may require additional cash to fund acquisitions or investment opportunities or other events that may arise in the future. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Bruce A. Crawford, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 27, 2008 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008 and amended on April 25, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Gary C. Schaefer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007. As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of December 29, 2007 related to our controls over international income tax accounting. Specifically, the Company’s process and procedures surrounding its accounting for international taxes were not effective as of December 29, 2007 in both design and operation, as the existing process and procedures failed to adequately and timely manage the international tax accounting process. As September 5, 2008, Mr. Schaefer resigned as Chief Financial Officer and was replaced by Mr. Crawford.

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

We are in the process of implementing the above mentioned changes as of the quarter ended September 27, 2008, and upon completion of the testing of our internal controls subsequent to this date, we will determine the operating effectiveness of the enhanced controls.

Other than as noted above, there were no changes in our internal control over financial reporting during the three-month period ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2005, KLA-Tencor Corporation, or KLA, filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2007, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. We do not believe that any of our products infringe the intellectual property of any third party and we intend to vigorously and aggressively defend ourselves in the litigation. As part of such defense, we have filed a request for re-examination of the three allegedly infringed KLA patents with the U.S. Patent & Trademark Office, or PTO. In March 2006, we filed a motion for and were granted a stay in the patent litigation case until such re-examination is completed. On July 28, 2008, the PTO issued a Notice of Intent to issue a Reexamination Certificate for one of the KLA patents. The other two patent reexaminations remain pending. In all three of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims and KLA has amended the claims in response.

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

In August 2007, our Chief Executive Officer joined the Company. Effective September 5, 2008 Gary Schaefer, resigned as our Chief Financial Officer and Vice President, Administration and was replaced, on an interim basis, by Bruce Crawford. While we are confident in the officers’ abilities to manage the Company, our business may be affected. Furthermore, we must be able to identify, hire and retain key personnel. Although we have employment agreements with certain key members of our senior management team, including Messrs. Stultz, and Crawford, these individuals or other key employees may still leave us. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees. If we fail to attract, motivate and retain qualified senior management personnel, our business could be harmed and our ability to implement our strategy could be compromised.

Failure To achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business.

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in our Annual Report on Form 10-K filed with the SEC on March 13, 2008 and amended April 25, 2008. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment as of December 29, 2007 identified a material weakness in our internal controls over financial reporting, which also adversely impacted our disclosure controls and procedures. A material weakness results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since discovery of the material weakness, we have performed extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, however, there is a risk of errors not being prevented or detected. For additional information refer to Item 9A “Controls and Procedures in our Annual Report”.

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

We have incurred expenses related to restructuring of our operations in the past, and we may incur additional restructuring expenses in the future. For example, in the first and third quarters of 2008, we undertook a restructuring that involved a reduction of our global workforce by approximately 30 and 34 employees, respectively, and that caused us to record restructuring and reorganization charges of $870,000 and $655,000, respectively.

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

Our commercial success depends, in part, on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. For example, in August 2005, we were served with a complaint by KLA alleging that certain of our products infringe two of KLA’s patents, Patent No. 6,483,580 and Patent No. 6,590,656. In January 2006, KLA added Patent No. 6,611,330 to its claim. For additional information, refer to Part II, Item 1. Legal Proceedings. There can be no assurance that Nanometrics’ new or current products do not infringe any valid intellectual property rights. Even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, as in the KLA lawsuit described above, or to actively protect our intellectual property rights through litigation.

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

We produce all of our systems in our manufacturing facilities located in Milpitas, California and to a lesser extent, we manufacture through our subsidiaries in South Korea and Israel and we also use contract manufacturers in Japan and China. In addition, we perform limited subassembly for certain products at our York England facility. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With our operations in Japan, South Korea, United Kingdom, Taiwan, the European Union, China and Israel, a significant percentage of our cash flows are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flow.

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

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our current results of operations may not necessarily be indicative of future operating results.

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

We may not maintain Nasdaq listing requirements, which would adversely affect the price and liquidity of our common stock.

To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. If our stock trades below the $1.00 minimum bid price for 30 consecutive business days, Nasdaq may choose to notify us that it may delist our common stock from The Nasdaq Global Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by Nasdaq, Nasdaq could delist our common stock from trading on The Nasdaq Global Market. There can be no assurance that our common stock will remain eligible for trading on The Nasdaq Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock during the nine-month period ended September 27, 2008:

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month Ending July 26, 2008	—	—	—	$2,725,261
Month Ending August 23, 2008	71,782	$4.04	71,782	$2,435,356
Month Ending September 27, 2008	313,725	$3.22	313,725	$1,424,629

Total	385,507	$3.37	385,507

(1)	On July 26, 2007, our Board of Directors approved the repurchase of up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of September 27, 2008, there remained $1.4 million available for the future purchase of shares of our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(3)	Asset purchase agreement by and between Tevet Process Control Technologies, Ltd., and Nanometrics-Israel Ltd., dated May 7, 2008

10.2	Security Agreement, Balloon Promissory Note, and Deed of Trust by and between GE Commercial Finance Business Property Corporation and Nanometrics Incorporated each dated July 25, 2008

10.3	Confidential Settlement Agreement and General Release by and between Gary C. Schaefer and Nanometrics Incorporated dated September 5, 2008

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce A. Crawford, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Bruce A. Crawford, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2007.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 10-8 filed May 7, 2008.

(3)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed May 5, 2008 and Form 8-K/A filed May 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED (Registrant)

By:	/s/ Bruce A. Crawford
Bruce A. Crawford
Chief Financial Officer

Dated: November 6, 2008