Form 10-Q
period 2009-03-28
NANOMETRICS INC
filed 2009-05-12
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 8, 2009, there were 18,683,065 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 28, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,896	$23,980
Accounts receivable, net of allowances of $731 and $309, respectively	10,262	17,143
Inventories	32,597	31,583
Inventories- delivered systems	189	205
Prepaid expenses and other	2,113	1,838
Deferred income taxes	337	350

Total current assets	62,394	75,099
Property, plant and equipment, net	39,518	40,136
Intangible assets, net	6,532	6,901
Other assets	1,598	1,718

Total assets	$110,042	$123,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Accounts payable	4,513	4,824
Accrued payroll and related expenses	2,846	3,435
Deferred revenue	705	1,701
Other current liabilities	4,285	5,800
Income taxes payable	1,026	1,187
Current portion of debt obligations	390	413

Total current liabilities	13,765	17,360
Other long-term liabilities	784	644
Debt obligations	12,995	13,083

Total liabilities	27,544	31,087

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 18,417,770 and 18,413,054, respectively, issued and outstanding	18	18
Additional paid-in capital	190,243	189,927
Accumulated deficit	(107,275)	(96,643)
Accumulated other comprehensive income	(488)	(535)

Total stockholders’ equity	82,498	92,767

Total liabilities and stockholders’ equity	$110,042	$123,854

See Notes to Unaudited Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended
	March 28, 2009	March 29, 2008
Net revenues:
Products	$4,940	$27,929
Service	5,117	6,799

Total net revenues	10,057	34,728

Costs of net revenues:
Cost of products	3,695	13,662
Cost of service	3,516	5,238

Total costs of net revenues	7,211	18,900

Gross profit	2,846	15,828
Operating expenses:
Research and development	3,239	4,255
Selling	3,615	4,839
General and administrative	3,972	5,524
Amortization of intangible assets	369	1,285
Restructuring charge	689	870

Total operating expenses	11,884	16,773

Loss from operations	(9,038)	(945)

Other income (expense)
Interest income	15	98
Interest expense	(266)	(77)
Other, net	(1,359)	454

Total other income (expense), net	(1,610)	475

Loss before provision (benefit) for income taxes	(10,648)	(470)
Provision (benefit) for income taxes	(19)	254

Net Loss	$(10,628)	$(724)

Net loss per share:
Basic	$(0.58)	$(0.04)

Diluted	$(0.58)	$(0.04)

Shares used in per share calculation:
Basic	18,415	18,590

Diluted	18,415	18,590

See Notes to Unaudited Consolidated Financial Statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three-Months Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(10,628)	$(724)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,417	2,559
Stock-based compensation	318	918
Accounts receivable reserves	422	17
Deferred taxes	24	—
Unrealized foreign exchange loss on intercompany loan	818	—
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	6,225	5,872
Inventories, net	(1,676)	2,679
Inventories-delivered systems	9	549
Prepaid expenses and other	(314)	(600)
Other assets	48	118
Accounts payable, accrued and other liabilities	(2,125)	(5,017)
Deferred revenue	(826)	(835)
Income taxes payable	(155)	126

Net cash provided by (used in) operations	(6,443)	5,662

Cash flows from investing activities:
Purchases of property, plant and equipment	(273)	(1,535)

Net cash used in investing activities	(273)	(1,535)

Cash flows from financing activities:
Repayments of debt obligations	(81)	(38)
Proceeds from sale of shares under employee stock option plans and purchase plan	—	39
Repurchases of common stock	—	(281)

Net cash used in financing activities	(81)	(280)
Effect of exchange rate changes on cash and cash equivalents	(287)	(43)

Net increase (decrease) in cash and cash equivalents	(7,084)	3,804
Cash and cash equivalents, beginning of period	23,980	14,919

Cash and cash equivalents, end of period	$16,896	$18,723

Supplemental disclosure of cash flow information:
Cash for interest	$249	$82
Cash paid for income taxes	$80	$18

See Notes to Unaudited Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Consolidated Financial Statements

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements (“financial statements”) of Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) have been prepared on a consistent basis with the December 27, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 27, 2008, which were included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 27, 2009.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Reclassification – The Company reclassifies certain prior year amounts to conform to the current presentation. During the fourth quarter of 2008, the Company determined that amortization of demonstration systems, which was previously recorded on the cash flow statement as a deduction in the carrying value of its inventories, should be classified to the depreciation and amortization line item on the cash flow statement. Amortization of demonstration systems of $0.3 million for the quarter ended March 29, 2008 was accordingly reclassified to the depreciation and amortization line item on the cash flow statement.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Estimates are used for, but not limited to, the provision for doubtful accounts, the provision for excess, obsolete, or slow moving inventories, depreciation and amortization, valuation of intangible assets and long-lived assets, warranty reserves, income taxes, valuation of stock-based compensation, and contingencies.

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “accumulated other comprehensive income” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other Income” in the consolidated statements of operations in the period incurred and consist of a $1.4 million loss for March 28, 2009 and a gain of $0.5 million for March 29, 2008. As of December 27, 2008, we reclassified loans we had on the books with our Japanese subsidiary from permanent to non-permanent so we could have the subsidiary pay back some of those loans to bring the cash back to the U.S. Corporate Headquarters to fund working capital worldwide. Statements of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation” requires that when intercompany loans are no longer considered permanent, any changes in foreign currency rates for such loans are to be recorded as a period charge on the statement of operations rather than a component in equity.

As a result of the loan reclassification and substantial weakening of the yen versus the dollar during the quarter, there was a $1.3 million expense on the statement of operations, $0.8 million of which was “non-cash expense,” as it relates to the remaining outstanding intercompany loan balance.

Note 2. Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether participating share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this new guidance on December 28, 2008 did not significantly impact our consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141R”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The adoption of this new guidance on December 28, 2008 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 became effective December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements, to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 became effective November 15, 2008. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The adoption of this new guidance did not impact our consolidated financial statements as the Company does not have derivative instruments and does not engage in hedging activities.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including, acquisition costs will generally be expensed as incurred, non-controlling interest will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in the deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or the first quarter of 2009. Earlier adoption is prohibited. The adoption of this new guidance did not impact our consolidated financial statements as there were no business combinations consummated during the first quarter of fiscal year 2009.

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

The allocation of the Tevet purchase price is summarized below (in thousands):

Assets acquired:
Cash	$448
Accounts receivable	12
Inventories	467
Other assets	24
Property, plant and equipment	62

Total assets acquired	1,013

Liabilities assumed:
Accounts payable	129
Deferred revenue	250
Other accrued liabilities	393

Total liabilities assumed	772

Net assets acquired	241
Goodwill and other intangible assets:
Goodwill	1,848
Developed technology	1,269
Backlog	230

Total goodwill and other intangible assets	$3,347

Net purchase price	$3,588

The purchase price of $3.6 million is final as escrow closed on April 7, 2009. No changes to the above allocation occurred as a result of escrow finalization. The developed technology and backlog are being amortized over their estimated useful lives of seven years and one year, respectively. In the third quarter of 2008, the company recognized an impairment charge of $54.0 million, representing a write-off of the entire amount of the Company’s previously recorded goodwill, including the $1.8 million in goodwill arising from the Tevet acquisition. No impairment of intangible assets from the Tevet acquisition has occurred for the quarter ended March 28, 2009. See Note 4, Goodwill and Long-Lived Asset Impairment

If the Company had acquired Tevet at the beginning of the three-months period ended March 29, 2008 presented, the Company’s unaudited pro forma net revenues, net income/loss and net income/loss per share from operations would have been as follows (in thousands, except per share amounts):

Three Months Ended March 29, 2008
Net revenues	$35,242
Net income (loss)	(1,181)
Net income (loss) per share:
Basic	$(0.06)
Diluted	$(0.06)

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

During the second quarter 2008, the Company determined that indicators of impairment existed for our goodwill and long-lived assets. In accordance with SFAS 144, the Company performed impairment tests to its long-lived assets and goodwill for its reporting units, product and service. Resulting from this test, the Company determined that there was no impairment of goodwill, however, there was impairment to intangible assets and other long-lived-assets, therefore the Company recorded a pre-tax, non-cash impairment charge of $11.8 million for intangible assets and $1.5 million for other long-lived assets.

During the third quarter 2008, as a result of continued significant declines in the Company’s stock price and further evidence of the semiconductor industry being in a prolonged cyclical downturn, it was determined that indicators of impairment existed for our goodwill and long-lived assets. In accordance with SFAS 142 and SFAS 144, the Company performed impairment tests to its long-lived assets and goodwill for its reporting units, product and service. As a result of the testing, the Company recorded a pre-tax, non-cash impairment charge of $54.0 million for goodwill and $1.4 million for intangible assets. The $54.0 million represented 100% impairment of the goodwill balance and that there was no impairment of other long-lived assets.

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

Note 5. Restructuring Charge

The Company recorded an additional $0.7 million restructuring charge for the first quarter ended March 28, 2009, which was fully paid during the quarter. $0.1 million of reserve outstanding as of December 27, 2008 was also paid during the quarter.

In the first quarter of 2009, we reduced the global workforce further by 51 employees and recorded a restructuring charge of $0.7 million.

During fiscal year 2008, the Company reduced its global work force by approximately 61 employees. This reduction affected employees in each of the Company’s locations worldwide and is aimed at reducing its operating expenses.

	Other Charges	Severance and Other Benefits	Total
Restructuring charges – First Quarter of 2008	$84	$786	$870
Restructuring charges – Second Quarter of 2008		655	655
Cash paid	(84)	(1,361)	(1,445)

Reserve balance at December 27, 2008	$—	$80	$80

Reserve balance at December 27, 2008	$—	$80	$80
Restructuring charges – First Quarter of 2009	—	$689	$689
Cash paid	—	(769)	(769)

Reserve balance at March 28, 2009	$—	$—	$—

Note 6. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”) had been met. Under SFAS 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The Company’s sale of accounts receivable met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at rates ranging from 1.48 % to 1.74% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $1.9 million and $6.7 million of receivables, respectively, during the three-month ended March 28, 2009, and March 29, 2008. There were no material gains or losses on the sale of such receivables. There were no amounts due from the financial institutions at March 28, 2009 and December 27, 2008.

Note 7. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market and consist of the following (in thousands):

	March 28, 2009	December 27, 2008
Raw materials and sub-assemblies	$19,403	$19,113
Work in process	1,648	3,662
Finished goods	11,546	8,808

Total inventories	$32,597	$31,583

We reflect the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from our inventory held for sale as “Inventories—delivered systems.”

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 28, 2009	December 27, 2008
Land	$15,577	$15,577
Building and improvements	20,902	20,973
Machinery and equipment	15,097	15,427
Furniture and fixtures	2,532	2,142
Capital in progress	2,930	2,940

	57,038	57,059
Accumulated depreciation and amortization	(17,520)	(16,923)

Total property, plant and equipment, net	$39,518	$40,136

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

During the second quarter of 2008, the Company added $1.5 million of finite-lived assets through its acquisition of Tevet. Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of March 28, 2009 and December 27, 2008 consist of the following (in thousands):

	Original Amount	(A) Impairment and Tax Adjustment	Adjusted Basis	Accumulated Amortization	Net Carrying Amount
March 28, 2009
Developed technology	$—	$—	$7,319	$(3,359)	$3,960
Customer relationships	—	—	8,183	(6,449)	1,734
Brand names	—	—	1,927	(1,123)	804
Patented technology	—	—	1,790	(1,790)	—
Trademark	—	—	80	(46)	34
Backlog	—	—	3,361	(3,361)	—
Non-compete agreement	—	—	50	(50)	—
Other	—	—	250	(250)	—

Total	$—	$—	$22,960	$(16,428)	$6,532

	Original Amount	(A) Impairment and Tax Adjustment	Adjusted Basis	Accumulated Amortization	Net Carrying Amount
December 27, 2008
Developed technology	$11,069	$(3,750)	$7,319	$(3,147)	$4,172
Customer relationships	15,700	(7,517)	8,183	(6,330)	1,853
Brand names	3,600	(1,673)	1,927	(1,087)	840
Patented technology	1,790	—	1,790	(1,790)	—
Trademark	400	(320)	80	(44)	36
Backlog	3,361	—	3,361	(3,361)	—
Non-compete agreement	50	—	50	(50)	—
Other	250	—	250	(250)	—

Total	$36,220	$(13,260)	$22,960	$(16,059)	$6,901

(A)	Amounts include impairments charges recorded in the second and third quarters of 2008 of $11.8 million and $1.3 million, respectively and tax adjustment of $0.2 million in the third quarter of 2008.

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which were amortized over one year. Total amortization expense for the three-month periods ended March 28, 2009 and March 29, 2008 was $0.4 million and $1.4 million respectively.

The estimated future amortization expense as of March 28, 2009 is as follows (in thousands):

Fiscal Years
2009 (remaining nine months)	$981
2010	1,267
2011	1,108
2012	972
2013	811
Thereafter	1,393

Total amortization	$6,532

Note 10. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 28, 2009	December 27, 2008
Accrued warranty	$1,436	$2,075
Accrued professional services	858	883
Other	1,991	2,842

Total other current liabilities	$4,285	$5,800

Note 11. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 28, 2009	December 27 2008
Milpitas building mortgage	$13,319	$13,400
Equipment financing	66	96

Total debt obligations	13,385	13,496
Current portion of debt obligations	(390)	(413)

Long-term debt obligations	$12,995	$13,083

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

The equipment financing was obtained in November 2006 by the Company’s subsidiary in the United Kingdom and is collateralized by the financed assets. The loan is denominated in British pounds sterling (£45,679 as of March 28, 2009) and bears interest at 5.53% per annum. The loan is payable in monthly installments with unpaid principal and interest due in November 2009.

The Company is not in breach of any restrictive covenants in connection with its debt. At March 28, 2009, future annual maturities of debt obligations were as follows (in thousands):

2009 (remaining nine months)	$302
2010	343
2011	368
2012	396
2013	426
Thereafter	11,550

Total	$13,385

Note 12. Stockholders’ Equity

Net Loss Per Share—Basic net loss per shares excludes dilution and is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) shares issuable under the employee stock purchase plan. During the first quarter of 2009 and comparable quarter last year, diluted net loss per shares excludes common equivalent shares outstanding as their effect is anti-dilutive. The total number of common equivalent shares includes stock options with exercise prices, in excess of the fair market value of our common stock, which are always excluded from diluted weighted average shares outstanding, as their effect is anti-dilutive. The reconciliation of the share denominator used in the basic and diluted net loss per share computations is as follows (in thousands):

	Three-Months Ended
	March 28, 2009	March 29, 2008
Weighted average common shares outstanding used in basic net loss per share computation	18,415	18,590

Shares used in diluted net loss per share computation	18,415	18,590

For the three-month period ended March 28, 2009 and March 29, 2008, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 3.5 million and 2.8 million in the three months period ended March 28, 2009 and March 29, 2008, respectively.

During the third fiscal quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $4.0 million shares of its common stock. During the first quarter of fiscal year 2009, the Company did not repurchase common shares in the open market. For the same period last year the Company had repurchased 43,650 common shares at an average price of $6.45 per share. At March 28, 2009, $1.3 million remained available for the future purchase of shares of common

Note 13. Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans under SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) is as follows (in thousands):

	Three-Months Ended
	March 28, 2009	March 29, 2008
Cost of products	$(81)	$37
Cost of service	36	54
Research and development	(22)	137
Selling	145	156
General and administrative	240	534

Total stock-based compensation expense related to employee stock options and employee stock purchase plans	$318	$918

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of options granted was calculated using the simplified method allowed by Staff Accounting Bulletin 107, extended by Staff Accounting Bulletin 110. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three-Months Ended
	March 28, 2009	March 29, 2008
Stock Options
Expected life	4.3 years	4.4 years
Volatility	61.2%	56.0%
Risk free interest rate	1.75%	2.92%
Dividends	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years
Volatility	89.6%	35.0%
Risk free interest rate	0.94%	2.52%
Dividends	—	—

The weighted average fair value per share of the stock options awarded in the three month periods ended March 28, 2009 and March 29, 2008 was $0.61 and $2.90, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the three-months ended March 28, 2009 is as follows:

	Shares Available (Options and RSUs’)	Number of Shares (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 27, 2008	1,665,043	3,562,437	$7.29	5.1	$176
Shares added through 2005 Option Plan	—	—
Exercised	—	(150)
Granted	(145,500)	145,500
Restricted Stock Units Allocation	(14,000)	—
Cancelled (1)	148,981	(149,167)

Outstanding at March 28, 2009	1,654,524	3,558,620	$6.93	5.0	$339

Exercisable at March 28, 2009		1,794,246	$9.80	3.8	$30

[1]	A total of 186 shares expired and was put back into the pool of shares available.

During the three-month period ended March 28, 2009, the Company granted 14,000 Restricted Stock Units (“RSUs”) with vesting periods of three years. As of March 28, 2009, there were 59,331 Restricted Stock Units outstanding. The Company’s vesting of Restricted Stock Units, would vest one-third of the grant on the one year anniversary of the Vesting Commencement date and an additional one-third of the Restricted Stock Units vesting each annual anniversary thereafter for a total of three-year vesting. Prior to December 2008, the majority for options granted by the Compensation Committee vested at a rate of 33 1/3 percent over the first three years of the seven-year option term on each of the first, second and third anniversary of such grants. Starting in December 2008, the majority of the options granted for employees employed for less than one year vest one-third (1/3rd) of the shares subject to the option on the first anniversary of the grant date, and vest one thirty sixth (1/36th) each month for the following two years, for a total three year vesting period with a seven-year option term. Starting in November 2008, the majority of the options granted for employees employed for more than one year vest one thirty-sixth (1/36th) of the shares subject to the options in equal monthly installments starting on the monthly anniversary of the date of grant with a seven-year option term.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.33 as of March 27, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three-month periods ended March 28, 2009 and March 29, 2008 was immaterial. The fair value of options vested for the three-month period ended March 28, 2009 was $1.3 million and for the three month period ended March 29, 2008 was $1.7 million.

Note 14. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended
	March 28, 2009	March 29, 2008
Net loss	$(10,628)	$(724)
Foreign currency translation adjustments, net of tax	47	858

Total comprehensive income (loss)	$(10,581)	$134

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

	March 28, 2009	March 29, 2008
Balance as of beginning of period	$2,075	$4,545
Actual warranty costs	(766)	(1,759)
Provision for warranty	127	1,056

Balance as of end of period	$1,436	$3,842

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of March 28, 2009 and December 27, 2008.

Note 16. Income Taxes

The income tax benefit of $19,000 for the three-month period ended March 28, 2009 was the result of foreign tax benefit of $39,000 offset by $20,000 in state tax expense.

The income tax provision of $0.3 million for the three-month period ended March 29, 2008 was the result of foreign taxes of $0.2 million offset by $0.1 million of tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss. In addition, the Company recorded a charge of $0.2 million related to a potential tax exposure in a foreign jurisdiction.

Note 17. Contingencies

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

Note 18. Geographic and Significant Customer Information

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

	Three-Months Ended
	March 28, 2009	March 29, 2008
Total net revenues:
United States	$2,265	$11,837
Japan	4,752	8,863
South Korea	453	5,401
Taiwan	218	1,159
China	325	4,445
Europe	1,666	1,097
All other	378	1,926

Total net revenues*	$10,057	$34,728

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	March 28, 2009	December 27, 2008
Long lived assets
United States	$35,143	$35,322
Japan	974	1,138
South Korea	3,650	3,853
Taiwan	90	102
Europe	997	1,152
China	15	17
All Other	247	270

Total long lived assets**	$41,116	$41,854

**	Long-lived assets include tangible assets only.

The following customers accounted for 10% or more of total accounts receivable:

	Period Ended
	March 28, 2009		March 29, 2008
Hynix Semiconductor, Inc.	27.3%		17.6%
Xinxin Semiconductor, Inc.	*	**	10.2%

***	The customer accounted for less than 10% of total accounts receivable during the period.

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended
	March 28, 2009		March 29, 2008
Samsung Electronics Co. Ltd.	*	***	20.6%
Toshiba	14.4%		*	***

****	The customer accounted for less than 10% of revenue during the period.

Note 19. Subsequent Events

Korea Facility Closure – The Company is in the process of closing the manufacturing facility in Korea. Items currently manufactured in Korea will be manufactured in other locations, or, in some instances, may no longer be manufactured. The Company is also planning to sell the manufacturing facility in Korea as soon as practical. The financial impact of the closure is unknown at this time but will be reflected in the financials for the period ended June 27, 2009.

The carrying value of the property, plant and equipment on the books of the Korean subsidiary at the end of March 28, 2009 was $2.8 million.

Line of Credit Renewal – On May 11, 2009, the Company and Comerica, executed the second amendment to the revolving credit facility at essentially the same terms as before, which now extends the facility to April 30, 2011. The second amendment was executed on May 11, 2009, with an effective date of April 29, 2009. All borrowings under this second amendment bear interest at a per annum rate equal to the bank’s prime rate, or at the LIBOR rate plus 2.75% with a minimum borrowing rate of 5.25% per annum.

Force Reduction – During the second quarter of 2009, the Company intends to reduce its workforce by 28 people, including 12 people in Korea associated with the closing on the Korea manufacturing facility as mentioned above. The company will record a restructuring charge in second quarter of fiscal year 2009 associated with this activity.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in Part II Item 1A “Risk Factors” and elsewhere in this document. In evaluating our business, current and prospective investors should carefully consider these factors in addition to the other information set forth in this document. We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in such risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the (i) audited consolidated financial statements and notes thereto for the year December 27, 2008 which were included in our 2008 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 27, 2009 and (ii) our other filings with the Securities and Exchange Commission.

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

Important Themes and Significant Trends

The semiconductor industry is characterized by cyclical growth. Changing trends in the semiconductor industry continue to drive the need for metrology as major component of manufacturing systems. These trends include;

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

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. Product revenue includes hardware and also software that is incidental to the products as defined pursuant to AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition. We derive revenue from three sources—sales of process control metrology systems, spare part sales and, in certain arrangements, separately stated service contracts. Service revenue includes product upgrades. Our arrangements for sales of our systems often include customer-specified objective acceptance criteria. Our systems include hardware and software that is incidental to the system. We periodically review the software element of our equipment systems in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software, to ascertain that the software continues to be incidental.

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

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we would assess the necessity to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards (‘SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment might have occurred. SFAS 142 provides for a two-step approach to determining whether and how much goodwill has been impaired. The first step requires a comparison of the fair value of Nanometrics’ reporting units (product and service) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of Nanometrics, we make estimates and judgments about future revenues and cash flows for each reporting unit. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for each reporting unit: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’ weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also consider our market capitalization on the dates of our impairment tests in determining the fair value of the respective businesses. As part of the second step in determining the amount of goodwill impairment, if any, we allocate the fair value of the reporting units to all of its assets and liabilities as if the reporting units had been acquired in a business combination and the fair value of the reporting units was the price paid to acquire the reporting unit. The excess of the fair value of each reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. When impairment is deemed to have occurred, we will recognize an impairment charge to reduce the carrying amount of our goodwill to its implied fair value.

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

Stock-Based Compensation – In accordance with 123(R), “Share based payment”, the Company estimates the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by Staff Accounting Bulletin 107 and extended by Staff Accounting Bulletin 110. The expected volatility is based on the historical volatility of our stock price.

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

Results of Operations

Periods ended March 28, 2009 and March 29, 2008

Total net revenues. Our net revenues were comprised of the following categories:

	Three-Months Ended
	March 28, 2009	March 29, 2008	Change	Percentage Change
Automated Metrology	$779	$10,209	$(9,430)	(92.4)%
Integrated Systems	965	4,891	(3,926)	(80.3)%
Material Characterization	3,196	12,829	(9,633)	(75.0)%

Total Product Revenue	4,940	27,929	(22,989)	(82.3)%
Service	5,117	6,799	(1,682)	(24.7)%

Total Net Revenues	$10,057	$34,728	(24,671)	(71.0)%

For the three month period ended March 28, 2009, net revenues from automated metrology decreased by $9.4 million from the comparable period of 2008 and net revenues from our integrated systems decreased $3.9 million from the comparable period of 2008 and net revenues from our material characterization decreased by $9.6 million from comparable period of 2008. The overall decrease in product revenue of 82.3% is reflective of global reductions in capital spending by the majority of the semiconductor manufacturers.

Service revenue decreased by $1.7 million during period ended March 28, 2009 over the comparable periods of 2008 due to a decrease of in-the-field tool upgrades and lower demand for billable service and spare parts.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three-Months Ended
	March 28, 2009	March 29, 2008
Products	25.2%	51.1%
Services	31.3%	23.0%

The product gross margin for the three-month period ended March 28, 2009 of 25.2% decreased significantly from 51.1% from the comparable period of 2008. This was as a result of under absorption of overhead costs coupled with higher material variances.

The gross margin for our services line of business increased to 31.3% for the three-month period ended March 28, 2009 as compared to gross margins of 23.0% for the comparable period of 2008. The increase in gross margin reflects a higher level of in-the-field tool upgrades and increased efforts on billable service and spare parts sales and our focus on controlling service expenses including personnel, personnel related expenses and material costs as compared to 2008.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended		Change
	March 28, 2009	March 29, 2008
Research and development	$3,239	$4,255	$(1,016)	(23.9)%
Selling	3,615	4,839	(1,224)	(25.3)%
General and administrative	3,972	5,524	(1,552)	(28.1)%
Amortization of intangible assets	369	1,285	(916)	(71.3)%
Restructuring charge	689	870	(181)	(20.8)%

Total operating expenses	$11,884	$16,773	$(4,889)	(29.1)%

Research and development. Research and development expenses decreased by $1.0 million for the three-month periods ended March 28, 2009 over the comparable period in 2008 due to lower product development expenses such as payroll, benefits and stock–based compensation resulting from 18 fewer employees totaling $0.9 million combined with lower travelling expenses of $0.1 million.

Selling. Selling expenses decreased by $1.2 million for the three- month period ended March 28, 2009 as compared to the corresponding period of 2008 due primarily to lower personnel and related expenses of $0.4 bonuses not paid by subsidiaries of $0.1 million, lower level of commission resulting from lower revenues of $0.3 million, one-time expenses for recruiting fees of $0.1 million, travel and trade show expenses of $ 0.3 million.

General and administrative. General and administrative expenses decreased by $1.6 million for the three-month period ended March 28, 2009 with the comparable period in 2008. The decrease was due primarily to lower employee costs of $1.0 million, state taxes of $0.2 million, professional services for compliance of $0.3 million and the remaining $0.1 million to expenses attributable to travelling, facilities allocation and general services. These lower expenses were partially offset by an increase of $0.4 million in the period ended March 28, 2009 for additional allowance for bad debts reserves.

Amortization of intangible assets. For the three-month period ended March 28, 2009 the decrease in amortization of intangible assets of $0.9 million over the comparable period of 2008 reflects lower amortization expense due to the decrease in the basis of intangible assets subsequent to the impairment write down.

Restructuring charge. We recorded a charge of $0.7 million in the quarter ended March 28, 2009 driven by the reduction of over 50 people. During the first fiscal quarter of 2008, the Company reduced its global workforce by approximately 30 employees resulting in a charge of $0.9 million.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended		Change
	March 28, 2009	March 29, 2008
Interest income	$15	$98	$(83)	(84.7)%
Interest expense	(266)	(77)	(189)	(245.5)%
Other, net	(1,359)	454	(1,813)	(399.3)%

Total other income (expenses)	$(1,610)	$475	$(2,085)	(438.9)%

For the three-month period ended March 28, 2009 we incurred higher interest expense due to Company’s installment payment of the debt obligations issued during the third quarter of 2008. For the three- month period ended March 28, 2009, we incurred foreign exchange losses of $1.4 million due to exchange rate fluctuations associated with our extensive inter-company balances between our various global entities over the comparable period of 2008. As of December 27, 2008, we had reclassified our loans between the Company and our Japan subsidiary as “Non Permanent”. As a result, foreign exchange changes in the yen are charged to the income statement on those loans, representing $1.3 million of the $1.4 million “other, net” line item in the period ended March 28, 2009.

Provision for income taxes. The income tax benefit of $19,000 for the three month period ended March 28, 2009 was the result of foreign tax benefit of $39,000 offset by $20,000 in state tax expense.

Liquidity and Capital Resources

At March 28, 2009, our cash and cash equivalents totaled $16.9 compared to $24.0 million as of December 27, 2008. At March 28, 2009, we had working capital of $48.6 million compared to $57.7 million at December 27, 2008.

Operating activities used cash of $6.4 million for the three-month period ended March 28, 2009 as a result of our net loss for the quarter of $10.6 million offset by certain non-cash charges including $1.4 million of depreciation, $0.3 million of stock-based compensation, accounts receivable reserves of $0.4 million, unrealized loss on foreign exchange $0.8 million and increases in net working capital of $1.3 million. Operating activities provided cash of $5.7 million for the three-month period ended March 29, 2008, as a result of our net loss of $0.7 million and certain non-cash charges including $2.5 million associated with amortization and depreciation, $0.9 million in stock-based compensation, and increases in net working capital of $2.9 million.

Investing activities for the three-month period ended March 28, 2009 used cash of $0.3 million related to cash outlays of capital equipment acquisitions. Investing activities for the three-month period ended March 29, 2008 used cash of $1.5 million related to cash outlays of capital equipment acquisitions.

For the three-month period ended March 28, 2009, financing activities used cash of $0.1 million for repayment of debt obligation. For the three-month period ended March 29, 2008, financing activities used cash of $0.3 million due to the repurchase of common stock in the open market.

In February 2007, we entered into a two-year agreement, subsequently extended until May 2009, for a revolving line of credit facility with a maximum principal amount of up to $15.0 million. The instrument governing the facility includes certain financial covenants regarding minimum liquidity ratio and net tangible worth. All borrowings under this credit line bear interest, at our election, at a per annum rate equal to the bank’s prime rate or at the London Interbank Offered Rate (or LIBOR) plus 2.25%. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. We had no outstanding letters of credit against this line as of March 28, 2009. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. We may use the proceeds of any future borrowing under this credit facility for general corporate purposes. On May 11, 2009, the Company and Comerica executed the second amendment to the revolving credit facility at essentially the same terms as before, which now extends the facility to April 30, 2011. The second amendment was executed on May 11, 2009, with an effective date of April 29, 2009. All borrowings under this second amendment bear interest at a per annum rate equal to the bank’s prime rate, or at the LIBOR rate plus 2.75% with a minimum borrowing rate of 5.25% per annum.

In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen- year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. The loan is secured, in part, by a lien on and security interest in the building and land comprising our principal officer in Milpitas, California.

We have evaluated and will continue to evaluate acquisitions of products, technologies or business that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. For example in the third quarter of 2007, our Board of Directors authorized stock repurchase program to $4.0 million, of which there remains $1.3 million available for future purchases. We believe our working capital will be sufficient to meet our needs through the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed with the SEC on March 27, 2009. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer James P. Moniz, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 28, 2009 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

On February 18, 2009, Mr. James P. Moniz was appointed as the Chief Financial Officer, replacing Mr. Bruce Crawford.

There were no changes in our internal control over financial reporting during the three-month period ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

The current severe slowing in the general economy and in the semiconductor industry have caused us recent losses and reductions in available cash, and may continue to negatively impact our financial performance.

The current recession in the global economy and the current downturn in the semiconductor industry have severely impacted and could further impact customer demand for our products and our financial performance. The degree of this impact will depend on a number of factors, including whether the U.S. economy and the global economy continue a prolonged recession. Demand for semiconductor equipment depends on consumer spending. Economic uncertainty may lead to a decrease in consumer spending and may cause certain customers to cancel or delay placing orders.

We may also experience supplier or customer issues as a result of current adverse macroeconomic conditions. If our customers have difficulties in obtaining capital or financing, this could result in lower sales. Customers with liquidity issues could also result in an increase in bad debt expense. These conditions could also affect our key suppliers, which could affect their ability to supply parts and result in delays of our customer shipments. These conditions make it difficult for us to accurately predict our business, and identify the risks that may affect our business, financial condition and results of operations.

Because of the negative effects of the current recession, we may have to take further actions to reduce costs, which could reduce our ability to significantly invest in research and development at levels we believe are necessary. If we are unable to effectively align our cost structure with prevailing market conditions, we will experience additional losses and additional reductions in our cash and equivalents.

If the need arose, it would not be easy for us to obtain short-term, longer-term or capital financing in these weak global credit markets. If we are not able to suitably adapt to these economic conditions in a timely manner, our results of operations could be materially and adversely impacted.

We are exposed to risks associated with the ongoing financial crisis and weakened global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakened global economy are contributing to slowdowns in the industries in which we operate. The slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. If we are unable to timely and appropriately adapt to changes resulting from the difficult economic environment, our business, financial condition and results of operations will be adversely affected, and we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of an equity or convertible debt financing, may result in dilution to our stockholders.

Our largest customers account for a substantial portion of our revenue, and our revenue would materially decline if one or more of these customers were to purchase significantly fewer of our systems.

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to relatively few customers, and we expect this trend to continue. There are only a limited number of large companies operating in the semiconductor industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the foreseeable future. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our revenues could significantly decline.

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

Since 2007, we have taken steps, including reductions in force, facility closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities, and as a result of such actions, we may incur restructuring expenses. In the first and third quarters of 2008, we undertook a restructuring that involved a reduction of our global workforce by approximately 30 and 34 employees, respectively, which action caused us to record restructuring and reorganization charges of $870,000 and $655,000, respectively. In the first quarter of 2009, we reduced the global workforce further by 51 employees and recorded a restructuring charge of $689,000.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, in May 2008, we acquired Tevet Process Control Technologies, Ltd., an integrated metrology company serving the worldwide semiconductor and solar manufacturing industry. At the outset, we do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate them profitably or retain their key employees. Integrating any business, product or technology that we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we may be required to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity or convertible debt financing, which may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer.

We manufacture all of our systems at a limited number of facilities, and any prolonged disruption in the operations of those facilities could reduce our revenues.

We produce our systems in our manufacturing facility located in Milpitas, California, and we use contract manufacturers in China, Israel, Japan and the United States. In addition, we perform limited subassembly for certain products at our York, England facility. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from a severe fire or earthquake, could seriously harm our ability to satisfy our customer order deadlines.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Critical Accounting Policies” in Item 2 of this 10-Q. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, our operating results have been affected by adoption of SFAS No. 123(R) for the calculation of share-based compensation expense and by implementation of SFAS 142 and 144 regarding the testing and potential impairment of long-lived assets such as goodwill and other intangible assets. The process of evaluating potential impairments is highly subjective and requires significant judgment, and our results of operations could vary in the future if the forecasts used in subjective assessments are inaccurate.

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

We maintain facilities in Japan, Taiwan, the United Kingdom, South Korea, China, Israel and the European Union. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as:

•	regulatory limitations imposed by foreign governments;

•	obstacles to the protection of our intellectual property, political, military and terrorism risks;

•	disruptions or delays in shipments caused by customs brokers or other government agencies;

•	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	difficulties in staffing and managing foreign operations; and

•	and potentially adverse tax consequences resulting from changes in tax laws.

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

We did not purchase any shares of our common stock during the three–month period ended March 28, 2009.

On July 26, 2007, our Board of Directors approved the repurchase of up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of March 28, 2009, there remained $1.3 million available for the future purchase of shares of our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS

Exhibit Index

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant.

3(ii)	Bylaws

3.2(1)	Bylaws of the Registrant.

10	Material Contracts Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(2)	Form of Offer Letter to James P. Moniz.

10.2(2)	Form of Executive Severance Agreement – James P. Moniz.

10.3(3)	Asset Purchase Agreement by and between Tevet Process Control Technologies, Ltd., and Nanometrics-Israel Ltd., dated May 7, 2008.

10.4	Amendment No. 1 to the Above Referenced Asset Purchase Agreement, dated April 6, 2009.

10.5(4)	Security Agreement, Balloon Promissory Note, and Deed of Trust by and between GE Commercial Finance Business Property Corporation and the Registrant each dated July 25, 2008.

10.6(4)	Confidential Settlement Agreement and General Release by and between Gary Schaefer and the Registrant, dated September 5, 2008.

10.7(5)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies Nanometrics, Inc. and Nanometrics IVS Division, Inc.

10.8(2)	Notice of Extension of the Maturity Date of the Above Referenced Loan and Security Agreement, dated as of February 14, 2009.

10.9	First Amendment to the Above Referenced Loan and Security Agreement dated September 14, 2007.

10.10	Second Amendment to the Above Referenced Loan and Security Agreement, dated as of May 11, 2009, with an effective date of April 29, 2009.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James P. Moniz, principal financial officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and James P. Moniz, principal financial officer of the Registrant, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2006.

(2)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 27, 2009.

(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008.

(4)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2008.

(5)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED (Registrant)

By:	/s/ James P. Moniz
James P. Moniz
Chief Financial Officer

Dated: May 12, 2009