Form 10-Q
period 2009-09-26
NANOMETRICS INC
filed 2009-11-09
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2009

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

As of October 31, 2009 there were 18,637,281 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 26, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	September 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,207	$23,980
Accounts receivable, net of allowances of $311 and $309, respectively	21,035	17,143
Inventories	31,126	31,583
Inventories- delivered systems	1,290	205
Assets held for sale	220	—
Prepaid expenses and other	1,826	1,838
Deferred income tax assets	693	350

Total current assets	73,397	75,099
Property, plant and equipment, net	37,380	40,136
Intangible assets, net	7,477	6,901
Other assets	1,693	1,718

Total assets	$119,947	$123,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$3,500	$—
Accounts payable	5,713	4,824
Accrued payroll and related expenses	3,326	3,435
Deferred revenue	3,435	1,539
Other current liabilities	6,808	5,800
Income taxes payable	845	1,187
Current portion of debt obligations	347	413

Total current liabilities	23,974	17,198
Deferred revenue	436	162
Other long-term liabilities	2,629	644
Debt obligations	12,828	13,083

Total liabilities	39,867	31,087

Commitments and Contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 18,629,915 and 18,413,054, respectively, issued and outstanding	19	18
Additional paid-in capital	191,765	189,927
Accumulated deficit	(112,666)	(96,643)
Accumulated other comprehensive income (loss)	962	(535)

Total stockholders’ equity	80,080	92,767

Total liabilities and stockholders’ equity	$119,947	$123,854

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net revenues:
Products	$16,303	$16,311	$29,140	$62,744
Service	9,511	6,826	21,248	18,882

Total net revenues	25,814	23,137	50,388	81,626

Costs of net revenues:
Cost of products	8,348	8,150	17,249	30,974
Cost of service	3,533	4,778	10,353	14,548

Total costs of net revenues	11,881	12,928	27,602	45,522

Gross profit	13,933	10,209	22,786	36,104
Operating expenses:
Research and development	4,100	4,430	10,394	13,107
Selling	3,959	4,280	10,832	13,963
General and administrative	3,967	4,935	11,427	15,761
Amortization of intangible assets	418	600	1,124	3,215
Asset impairment	—	55,332	1,899	68,545
Restructuring charge	—	655	1,134	1,525

Total operating expenses	12,444	70,232	36,810	116,116

Income (loss) from operations	1,489	(60,023)	(14,024)	(80,012)

Other income (expense)
Interest income	12	24	39	156
Interest expense	(559)	(240)	(1,106)	(343)
Other, net	546	142	(1,395)	564

Total other income (expense), net	(1)	(74)	(2,462)	377

Income (loss) before income taxes	1,488	(60,097)	(16,486)	(79,635)
Provision (benefit) for income taxes	(83)	350	(463)	450

Net income (loss)	$1,571	$(60,447)	$(16,023)	$(80,085)

Net income (loss) per share:
Basic	$0.08	$(3.25)	$(0.87)	$(4.31)

Diluted	$0.08	$(3.25)	$(0.87)	$(4.31)

Shares used in per share calculation:
Basic	18,598	18,574	18,513	18,599

Diluted	19,398	18,574	18,513	18,599

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine-Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(16,023)	$(80,085)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,484	6,085
Asset impairment	1,899	68,545
Stock-based compensation	1,573	3,137
Loss on disposal of fixed assets	67	—
Accounts receivable reserves	430	—
Deferred taxes	(263)	—
Unrealized foreign exchange loss on non-permanent intercompany loans	593	—
Imputed interest on fair value of deferred payments to Zygo Corporation related to acquisition	288	—
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(4,366)	13,664
Inventories, net	2,145	(380)
Inventories-delivered systems	(1,090)	610
Prepaid expenses and other	30	(60)
Other assets	100	(165)
Accounts payable, accrued and other liabilities	(1,567)	(7,155)
Deferred revenue	1,990	(1,657)
Income taxes payable	(351)	(724)

Net cash provided by (used in) operations	(10,061)	1,815

Cash flows from investing activities:
Cash received from Tevet on escrow settlement	215	—
Purchase of Tevet’s net assets, net of cash received	—	(3,357)
Purchases of property, plant and equipment	(576)	(2,762)
Proceeds from sale of property, plant and equipment	9	—

Net cash used in investing activities	(352)	(6,119)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	—	13,500
Borrowings from line of credit	7,000	—
Repayment of line of credit	(3,500)	—
Repayments of debt obligations	(236)	(136)
Proceeds from sale of shares under employee stock option plans and purchase plan	268	604
Repurchases of common stock	—	(1,836)

Net cash provided by financing activities	3,532	12,132
Effect of exchange rate changes on cash and cash equivalents	108	(968)

Net increase (decrease) in cash and cash equivalents	(6,773)	6,860
Cash and cash equivalents, beginning of period	23,980	14,919

Cash and cash equivalents, end of period	$17,207	$21,779

Supplemental disclosure of cash flow information:
Fair value of deferred payments to Zygo Corporation related to acquisition (see Note 4)	$5,092	—
Cash paid for interest	$783	$163
Cash paid for income taxes	$98	$693

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

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

Subsequent Events – Subsequent events were evaluated through November 9, 2009 and no events have occurred that would require adjustment to our unaudited condensed consolidated financial statements.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ended on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Reclassification – The Company reclassifies certain prior year amounts to conform to the current presentation. During the fourth quarter of 2008, the Company determined that amortization of demonstration systems, which was previously recorded on the cash flow statement as a deduction in the carrying value of its inventories, should be classified to the depreciation and amortization line item on the cash flow statement. Amortization of demonstration systems was $0.4 million and $0.3 million for the three month periods ended September 26, 2009 and September 27, 2008, respectively, and $1.1 million and $0.9 million for the nine month periods ended September 26, 2009 and September 27, 2008, respectively.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “accumulated other comprehensive income” as a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other Income” in the condensed consolidated statements of operations in the quarter incurred and consist of a $0.5 million gain and $0.1 million loss for the three month periods ended September 26, 2009 and September 27, 2008, respectively, and a loss of $1.4 million and a gain of $0.6 million for the nine month periods ended September 26, 2009 and September 27, 2008, respectively. As of December 27, 2008, the Company reclassified loans with our Japanese subsidiary from permanent to non-permanent in order to repatriate cash back to the U.S to fund the Company’s working capital requirements. Statements of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation” as codified by FASB Accounting Standards Codification (ASC) 830 Foreign Currency Matters (ASC 830) requires that when intercompany loans are no longer considered permanent, any changes in foreign currency rates for such loans are to be recorded as a period charge on the statement of operations rather than a component in equity. As a result of the loan reclassification and substantial weakening of foreign currencies versus the dollar during the nine-month period ended September 26, 2009, there was a $1.4 million “Other, net” expense on the statement of operations for that period, $0.6 million of which was “non-cash expense”.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009 -13 (ASU 2009-13) previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (ASC 605-25) which provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using relative pricing and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.

Also in September 2009, the FASB ratified ASU 2009-14 (previously EITF Issue No. 09-3, Certain Revenue Arrangement That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition remove tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality, and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.

Both ASU 2009-13 and ASU 2009-14 have the same disclosure requirements, effective date, and transition methods. They are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, an entity can elect to adopt on a retrospective basis. Early application is permitted; however, entities must adopt both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. The Company is currently evaluating the potential impact, if any, of these two standards and whether it will adopt the standards early.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“SFAS 168”), as codified by ASC 105 Generally Accepted Accounting Principles (ASC 105). In this standard, the FASB Accounting Standards Codification was established as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. General Accepted Accounting Principles. This standard is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The provisions of this code are reflected in this Form 10-Q for the period ended September 26, 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which amends SFAS No. 157, Fair Value Measurements (“SFAS 157”), as codified by ASC 820 Fair Value Measurement (ASC 820). This standard provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and is effective for interim and annual reporting periods ended after June 15, 2009. The Company’s adoption of this standard did not affect the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified by ASC 805 Business Combination (ASC 805). This standard amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from acquired contingencies in a business combination, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies, as codified by ASC 450 Contingencies. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or the first quarter of 2009. On June 17, 2009, the Company completed a business combination with Zygo Corporation as discussed in Note 4, which is accounted for in accordance with ASC 805.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Accounting for Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as codified by ASC 260 Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities (ASC 260). This standard addresses whether participating share based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this standard did not affect the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations” (“SFAS 141(R)”), as codified by ASC 805 Business Combinations (ASC 805). In this standard, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The accounting treatment for certain specific items will change: acquisition costs will generally be expensed as incurred, non-controlling interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in the deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This standard also includes a substantial number of new disclosure requirements. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or the first quarter of 2009. Earlier adoption is prohibited. On June 17, 2009 the Company completed a business combination with Zygo Corporation as discussed in Note 4, which is accounted for in accordance with ASC 805.

Note 3. Fair Value Measurements and Disclosures

SFAS 157, “Fair Value Measurement”, as codified by ASC 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability.

Fair Value Hierarchy

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Such unobservable inputs include an estimated discount rate used in our discounted present value analysis of future cash flows, which reflects our estimate of debt with similar terms in the current credit markets. As there is currently minimal activity in such markets, the actual rate could be materially different.

The Company adopted this standard for financial assets and liabilities at the beginning of its fiscal year 2008 on December 30, 2007, and for non-financial assets and liabilities at the beginning of its fiscal year 2009 on December 28, 2008.

As of September 26, 2009, the Company has a liability of $5.4 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which is measured at fair value on a recurring basis. Of that amount, $3.2 million is included in other current liabilities and $2.2 million is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The fair value of this liability was determined using level 3 inputs.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt obligations. Cash equivalents are stated at fair market value based on quoted market prices. The carrying values of accounts receivable and accounts payable approximate their fair values because of the short term maturity of these financial instruments. The carrying value of long-term debt obligations approximates their fair value because the interest rate is fixed with a reset provision after five years.

Note 4. Acquisitions

Zygo acquisition

On June 17, 2009 (“acquisition date”), Nanometrics announced that it had purchased inventory and certain other assets of Zygo Corporation and that the two companies had entered into a supply agreement. The terms of the agreement is an exclusive OEM arrangement in which Zygo Corporation will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as Nanometrics family of automated metrology systems. The arrangement is structured as an asset transfer and exclusive OEM supply agreement aimed at wafer-based markets. Nanometrics will assume all inventory and customer sales and support responsibilities and Zygo will provide measurement sensors for integration by Nanometrics. By completing this acquisition, Nanometrics anticipates expanding its served markets to include the high end of dimensional control metrology for the rapidly-growing back-end-of-line packaging market, while also enhancing our product offerings to front-end-of-line metrology customers. In addition to the applications currently addressed by Nanometrics and Zygo products, the business partnership allows for the joint development of additional technology solutions targeted at the semiconductor and related industries. This transaction met the conditions of a business combination as defined in SFAS ASC 805, and as such is accounted for under ASC 805. The results from the Unifire™ line of business were included in the Company’s condensed consolidated statements of operations from the acquisition date.

The following table summarizes the fair value of consideration recorded and the fair value of acquired assets:

Fair value of purchase consideration transferred $5,092 (in thousands):

Amounts
Assets acquired:
Inventories – raw materials	$2,014
Property, plant and equipment – machinery and equipment	1,378

Total assets acquired:	3,392

Other intangible assets:
Developed technology	1 362
Customer relationships	338

Total other intangible assets:	1,700

Net assets acquired	$5,092

The fair value of the purchase consideration at the time of the acquisition for the assets acquired was $5.1 million, which consisted of deferred payments to Zygo for inventory and fixed assets, as well as future royalty and sustaining engineering support fees. The future royalty and sustaining engineering support fees are considered contingent consideration. The acquisition did not involve any cash payments to Zygo. On the acquisition date, the fair value of purchase consideration transferred including contingent consideration was recorded as a liability on the Company’s condensed consolidated balance sheet, with $3.1 million current and $2.0 million long-term. The fair value of the purchase contingent consideration is evaluated each reporting period with an appropriate adjustment to the recorded liability if required. As of September 26, 2009, the Company increased the fair value of the purchase contingent consideration by $0.3 million. The increase in fair value of the liabilities was due entirely from accrued interest charges. There were no payments made for the liabilities during the third quarter.

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair value of inventory acquired is $2.0 million consisting of raw materials. Recent purchases of raw material were considered a reasonable proxy for fair value. The fair value of demonstration equipment is $1.4 million as determined by considering the purchase date and recent usage of the products. Fair value of developed technology of $1.4 million and customer relationships of $0.3 million were determined by similar methodology used above for the contingent consideration, with the following assumptions of (a) royalty rate of 3 percent, and (b) discount rate of 30 percent, and have definite lives amortizable over a period of 10 years on a straight-line basis and accelerated basis amortized over a two-year period, respectively. The amortization expense of $0.1 million was recorded for the acquired intangible assets from the Zygo transaction for the quarter ended September 26, 2009.

A total of $0.2 million of legal expenses were incurred related to the net asset purchase and supply agreement of Zygo. These acquisition-related expenses are included in general and administrative expense of the condensed consolidated statement of operations. Such acquisition-related costs are treated as goodwill for tax purposes and are expected to be deductible for tax purposes.

The acquired Zygo business contributed no revenues and a net loss of $0.9 million to the consolidated results of operations for the period from June 17, 2009 to September 26, 2009. The following unaudited pro forma summary presents consolidated information of Nanometrics as if the business combination had occurred at the beginning of the respective periods (in thousands):

	Pro Forma Three-Months Ended		Pro Forma Nine-Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net revenues	$25,814	$23,159	$52,545	$84,607
Net income (loss)	1,571	(62,743)	(19,751)	(86,446)
Net loss per share:
Basic	$0.08	$(3.38)	$(1.07)	$(4.65)
Diluted	$0.08	$(3.38)	$(1.07)	$(4.65)

Tevet acquisition

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts
Assets acquired:
Cash	$448
Accounts receivable	12
Inventories	467
Other assets	24
Property, plant and equipment	62

Total assets acquired:	1,013

Liabilities assumed:
Accounts payable	129
Deferred revenue	250
Other accrued liabilities	393

Total liabilities assumed	772

Net assets acquired	241
Goodwill and other intangible assets:
Goodwill	1,848
Developed technology	1,269
Backlog	230

Total goodwill and other intangible assets:	3,347

Net purchase price	$3,588

The purchase price of $3.6 million was finalized on the escrow close date of April 7, 2009. A settlement of $0.2 million was received from Tevet by the Company at the escrow close date. The developed technology and backlog are being amortized over their estimated useful lives of seven years and one year, respectively. In the third quarter of 2008, $1.8 million in goodwill arising from the Tevet acquisition was written off.

If the Company had acquired Tevet at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net income (loss) and net income (loss) per share from operations would have been as follows (in thousands, except per share amounts):

	Pro Forma
	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Net revenues	$23,137	$82,447
Net loss	(60,447)	(80,545)
Net loss per share:
Basic	$(3.25)	$(4.33)
Diluted	$(3.25)	$(4.33)

Note 5. Asset Held for Sale

        In May 2009, the management of Nanometrics decided to close the Pyeongtek, Korea manufacturing facility due to the prevailing industry and economic conditions facing the semiconductor industry. The premises have effectively been vacated prior to the end of the second quarter 2009 with the Company actively pursuing the sale of the facility and related manufacturing assets as of this date. The facility in Korea met all the requirements as long-lived assets that is held for sale on September 26, 2009, and the Company ceased recording depreciation on the facility at that time. The fair value of the Korea manufacturing facility was determined using a cost approach and a sale comparison approach. The cost approach uses the characteristics of the facility to determine the cost of replacement if the facility were new, adjusted for depreciation to date considering the age of the facility. The sale comparison approach considers market comparable sales activity. An average of the two approaches was used to determine the facility fair value of approximately $0.2 million, which included an estimate for selling costs at 10% of the building fair value. An impairment loss of $1.9 million was recorded on the Korea facility for the second quarter of 2009. There were no changes in the third quarter of 2009 to the recorded value as the Company actively continues to market the Korea facility for sale.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Restructuring Charge

In the first and second quarters of 2009, the Company reduced the global workforce by 51 and 25 employees, respectively, and recorded a restructuring charge of $0.7 million and $0.4 million in each respective quarter. Twelve (12) of the employees terminated in the second quarter of 2009 were in connection with the Korea manufacturing facility closure. The Company did not record a restructuring charge in the third quarter of 2009 (in thousands):

	Other Charges	Severance and Other Benefits	Total
Restructuring charges – First Quarter of 2008	$84	$786	$870
Restructuring charges – Third Quarter of 2008	—	655	655
Cash paid	(84)	(1,361)	(1,445)

Reserve balance at December 27, 2008	—	80	80
Restructuring charges – First Quarter of 2009	—	689	689
Cash paid		(769)	(769)

Reserve balance at March 28, 2009	—	—	—
Restructuring charges – Second Quarter of 2009	—	445	445
Cash paid	—	(445)	(445)

Reserve balance at June 27, 2009	—	—	—
Restructuring charges – Third Quarter of 2009	—	—	—
Cash paid	—	—	—

Reserve balance at September 26, 2009	$—	$—	$—

Note 7. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”), as codified by ASC 860 had been met. In this standard, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The Company’s sale of accounts receivable met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest at rates ranging from 1.48 % to 1.74% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $0.8 million and $5.3 million of receivables, respectively, during the three and nine months periods ended September 26, 2009 and sold $5.9 million and $16.4 million of receivables, respectively, during the three month and nine months ended September 27, 2008. There were no material gains or losses on the sale of such receivables. There were no amounts due from the financial institutions at September 26, 2009 and December 27, 2008.

Note 8. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market and consist of the following (in thousands):

	September 26, 2009	December 27, 2008
Raw materials and sub-assemblies	$20,189	$19,113
Work in process	2,854	3,662
Finished goods	8,083	8,808

Total inventories	$31,126	$31,583

We reflect the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from our inventory held for sale as “Inventories—delivered systems.”

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 26, 2009	December 27, 2008
Land	$15,582	$15,577
Building and improvements	18,578	20,973
Machinery and equipment	13,507	15,427
Furniture and fixtures	2,298	2,142
Capital in progress	3,086	2,940

Total property, plant and equipment, gross	53,051	57,059
Accumulated depreciation and amortization	(15,671)	(16,923)

Total property, plant and equipment, net	$37,380	$40,136

During the second quarter of fiscal year 2009, the Company closed its manufacturing facility in Korea and moved certain inventories and machinery and equipments to its headquarters in Milpitas, California. The Company is actively seeking buyers for the manufacturing facility in Korea. As a result of the closure, a $1.9 million impairment of building and improvements and machinery and equipment was recorded for the quarter ended June 27, 2009. Based on management’s estimate, the net realizable fair value of the building and improvements is $0.2 million, net of selling costs, and is classified as asset held for sale in the Condensed Consolidated Balance Sheet as of September 26, 2009.

Note 10. Intangible Assets

On June 17, 2009, Nanometrics announced that it had purchased inventory and certain other assets of Zygo Corporation and that the two companies have entered into a supply agreement, as a result, the Company recorded $1.4 million of developed technology and $0.3 million of customer relationships, during second quarter period of 2009. The Company will amortize the developed technology on a straight line basis over a period of ten years and the customer relationships on an accelerated basis over a period of two years from the date of acquisition.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 26, 2009 consist of the following (in thousands):

	Original amount	Impairment and tax adjustment during 2008	Adjusted basis as of December 27, 2008	Additions during 2009	Accumulated amortization during 2009	Net carrying amount as of September 27, 2009
Developed technology	$11,069	$(3,750)	$7,319	$1,362	$(3,719)	$4,962
Customer relationships	15,700	(7,517)	8,183	338	(6,767)	1,754
Brand names	3,600	(1,673)	1,927	—	(1,196)	731
Patented technology	1,790	—	1,790	—	(1,790)	—
Trademark	400	(320)	80	—	(50)	30
Backlog	3,361	—	3,361	—	(3,361)	—
Non-compete agreement	50	—	50	—	(50)	—
Other	250	—	250	—	(250)	—

Total	$36,220	$(13,260)	$22,960	$1,700	$(17,183)	$7,477

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years, except for the non-compete agreement and backlog which were amortized over one year. Total amortization expense for the three month periods ended September 26, 2009 and September 27, 2008 was $0.4 million and $0.6 million, respectively, and for the nine month periods ended September 26, 2009 and September 27, 2008 was $1.1 million and $3.2 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense as of September 26, 2009 is as follows (in thousands):

Fiscal Years
2009 (remaining three months)	$379
2010	1,557
2011	1,319
2012	1,112
2013	951
2014	809
Thereafter	1,350

Total amortization	$7,477

Note 11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 26, 2009	December 27, 2008
Accrued warranty	$1,258	$2,075
Accrued professional services	1,076	883
Fair value of deferred payments to Zygo Corporation related to acquisition (Note 4)	3,233	—
Other	1,241	2,842

Total other current liabilities	$6,808	$5,800

Note 12. Line of Credit and Debt Obligations

Debt obligations consist of the following (in thousands):

	September 26, 2009	December 27 2008
Line of Credit
Borrowing from Line of Credit	$3,500	$—
Debt Obligations
Milpitas building mortgage	13,168	13,400
Equipment financing	7	96

Total debt obligations	13,175	13,496
Current portion of debt obligations	(347)	(413)

Long-term debt obligations	$12,828	$13,083

At the end of the third quarter of 2009, the Company borrowed $3.5 million against our outstanding $15.0 million line of credit. The effective interest rate on borrowings as of September 26, 2009 is 6.11%, which is the bank’s prime rate of 3.36%, plus 2.75%. The minimum borrowing interest rate is 5.75 % per annum. The maximum borrowing allowed on the line of credit is $15.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the Borrowing Base or (b) $15.0 million. The Borrowing Base is calculated based on eligible receivables (determined by a formula considering specific customers, concentration of receivables, letters of credit, and the other factors) and was $15.5 million as of September 26, 2009. Since $3.5 million had been borrowed, as a result $11.5 million was available for borrowing as of September 26, 2009.

The Company is not in breach of any restrictive covenants in connection with its line of credit and all debt obligations.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 26, 2009, future annual maturities of all debt obligations were as follows (in thousands):

2009 (remaining three months)	$92
2010	343
2011	3,868
2012	396
2013	426
2014	458
Thereafter	11,092

Total	$16,675

Note 13. Stockholders’ Equity

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted net income per shares gives effect to all potentially dilutive common shares outstanding during the period, including contingently issuable shares and certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Weighted average common shares outstanding used in basic net loss per share calculation	18,598	18,574	18,513	18,599
Potential dilutive common stock equivalents, using treasury stock method	800	—	—	—

Shares used in diluted net income (loss) per share computation	19,398	18,574	18,513	18,599

For the three month period ended September 26, 2009 and September 27, 2008, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 2.3 million and 2.5 million in the three and nine month periods ended September 26, 2009 and 3.0 million and 2.8 million for three and nine month periods ended September 27, 2008.

During the third fiscal quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $4.0 million of its common stock. During the fiscal year 2009, the Company did not repurchase common shares in the open market. For three and nine month periods ended September 27, 2008, the Company repurchased 385,507 and 461,057 common shares, at an average price of $3.37 and $3.98 per share, respectively. At September 26, 2009, $1.3 million remained available for the future purchase of shares of common stock.

Note 14. Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Cost of products	$78	$115	$30	$251
Cost of service	30	116	136	301
Research and development	218	216	330	527
Selling	142	186	421	592
General and administrative	384	505	656	1466

Total stock-based compensation expense	$852	$1,138	$1,573	$3,137

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of options granted was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions in the following table do not include the assumptions used in the Option Exchange Program.

	Three-Months Ended		Nine-Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Stock Options
Expected life	3.68 years	3.94 years	3.92 years	4.20 years
Volatility	70.20%	55.18%	65.49%	54.42%
Risk free interest rate	1.74%	2.97%	1.91%	2.97%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	89.56%	72.93%	89.56%	72.93%
Risk free interest rate	0.94%	1.64%	0.94%	1.64%
Dividends	—	—	—	—

The weighted average fair value per share of the stock options awarded in the three and nine month periods ended September 26, 2009 was $1.80 and $1.11, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the quarter ended September 26, 2009 is as follows:

	Shares Available for Grant (Options and RSUs’)	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 27, 2008	1,665,043	3,562,437	$7.29	5.1	$176
Exercised	—	(29,535)
Granted	(554,338)	554,338
Restricted Stock Units Allocation	(26,000)	—
Cancelled	848,195	(876,157)

Outstanding at September 26, 2009	1,932,900	3,211,083	$5.71	5.2	$6,076

Exercisable at September 26, 2009		1,705,513	$7.64	4.4	$1,296

During the third quarter of 2009, the Company did not grant Restricted Stock Units (“RSUs”). As of September 26, 2009, there were 49,331 Restricted Stock Units outstanding. The Company’s Restricted Stock Units vest pursuant to the following schedule; one-third of the grant vests on the one year anniversary of the Vesting Commencement date and an additional one-third of the Restricted Stock Units vest on each annual anniversary thereafter for a total vesting period of three years.

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.40 as of September 26, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine month periods ended September 26, 2009 was $0.1 million and $0.1 million respectively, and for the three and nine month periods ended September 27, 2008 was $0.1 million. The fair value of options vested for the three and nine month period ended September 26, 2009 was $0.7 million and $2.9 million, respectively, and for the three and nine month periods ended September 27, 2008 was $1.7 million and $3.4 million, respectively.

In September 2009, the Company completed an offer to exchange certain employee stock options under Nanometrics’ Option Exchange Program (the “Option Exchange Program”). Under the Option Exchange Program, certain previously granted options were exchanged by eligible option holders for new options with a lower exercise price using the following exchange ratios: a) 2 replacement options were provided for every 3 options surrendered with an original exercise price less than or equal to $10.00, and b) 1 replacement option was provided for every 2 options surrendered with an original exercise price greater than $10.00.

As a result of the Option Exchange Program, a total of 448,945 options to purchase shares of common stock were tendered for exchange, and 237,838 options to purchase shares of common stock were issued. A total of 103 employees participated in the Option Exchange Program. Options granted pursuant to the Option Exchange Program have an exercise price of $7.50 based on the NASDAQ closing price of the Company’s common stock on September 3, 2009. For options granted pursuant to the Option Exchange Program, one third vested immediately on the re-grant date, and the remaining two thirds will vest on a monthly basis beginning on the 13th month anniversary through the 36th month anniversary provided that the individual remains employed by the Company during that period. The incremental stock based compensation from the Option Exchange Program was $0.2 million which will be recorded ratably over the requisite service period of three years.

Note 15. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss)	$1,571	$(60,447)	$(16,023)	$(80,085)
Foreign currency translation adjustments, net of tax	(196)	(1,551)	1,497	(1,873)

Total comprehensive income (loss)	$1,375	$(61,998)	$(14,526)	$(81,958)

Substantially all of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 16. Warranties

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Balance as of beginning of period	$2,075	$4,545
Actual warranty costs	(1,882)	(4,226)
Provision for warranty	1,065	2,249

Balance as of end of period	$1,258	$2,568

Intellectual Property Indemnification Obligations – In addition to product warranties, the Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of September 26, 2009 and December 27, 2008.

Note 17. Income Taxes

For the three month period ended September 26, 2009 the income tax benefit of $83,000 was the result of foreign tax benefit of $24,000 and state tax benefit of $61,000 offset by $2,000 in United States federal tax expense. For the nine-month period ended September 26, 2009, the income tax benefit of $463,000 was the result of foreign tax benefit of $445,000 and state tax expense of $20,000 offset by $2,000 United States federal tax expense.

For the three month period ended September 27, 2008 the income taxes provision of $0.4 million was the result of aggregate charges for potential tax exposure in certain foreign tax jurisdictions of $0.2 million and $0.1 million associated with the consolidation of duplicate foreign entities. For the nine-month period ended September 27, 2008 the income taxes provision of $0.5 million was the result of the aggregate charges for potential tax exposure in certain foreign jurisdictions of $0.6 million and $0.1 million associated with the consolidation of duplicate foreign entities, which charge was partially offset by a tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss of $0.2 million, and reduction of a tax contingency of $0.1 million due to the expiration of local statues.

Note 18. Contingencies

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). In March 2006, the Company filed a motion for, and was granted, a stay in the patent litigation case until such re-examinations are completed. On November 4, 2008, the PTO issued a Certificate of Reexamination on one of the three patents-in-suit. On September 3, 2009, the PTO issued a Notice of Intent to Issue a Re-examination Certificate for another of the KLA patents-in-suit. The reexamination of the final KLA patent-in-suit remains pending and on September 21, 2009 the Company filed an additional request for re-examination relating to this patent. In all three of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims and KLA has amended the claims in response.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19. Geographic and Significant Customer Information

The Company has one operating segment, the Company’s operating segment is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Total net revenues:
United States	$6,311	$7,851	$15,196	$23,769
Japan	1,900	6,966	8,803	24,880
South Korea	13,853	3,048	17,970	13,043
Taiwan	1,257	2,498	2,107	5,307
China	1,491	132	2,313	7,115
Europe	414	2,142	2,917	3,799
All other	588	500	1,082	3,713

Total net revenues*	$25,814	$23,137	$50,388	$81,626

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	September 26, 2009	December 27, 2008
Long lived assets
United States	$35,689	$35,322
Japan	903	1,138
South Korea	1,258	3,853
Taiwan	71	102
Europe	959	1,152
China	13	17
All Other	180	270

Total long lived assets**	$39,073	$41,854

**	Long-lived assets include tangible assets only.

The following customers accounted for 10% or more of total accounts receivable:

	September 26, 2009	September 27, 2008
Hynix Semiconductor, Inc	10.0%	***
Intel Corporation	16.0%	***
Samsung Semiconductor, Inc	49.0%	***
Toshiba Corporation	***	18.9%

***	The customer accounted for less than 10% of total accounts receivable during the period.

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended		Nine-Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Samsung Electronics Co. Ltd.	48.5%	***	31.7%	14.2%
Intel Corporation	14.8%	***	***	***
Toshiba Corporation	***	22.1%	***	12.0%
Hynix Semiconductor, Inc.	***	***	10.7%	***

***	The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital expenditures by manufacturers of semiconductors, especially in Asia, are critical to our success. Purchases of our systems by these manufacturers are driven by the expected market demand for their new products and new applications. The increasing complexity of the manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems, as are the adoption of optical critical dimension (OCD) metrology across fabrication processes, adoption of immersion lithography and double patterning, adoption of new types of thin film materials and the need for improved process control to drive process efficiencies. Our strategy is to continue to innovate organically as well to evaluate strategic acquisitions in order to address business challenges and opportunities. Nanometrics product revenues are made up of the following:

1) Our standalone systems are made up of manual, semi-automated and fully automated metrology systems which are employed in high-volume and low-volume production environments. The automated systems incorporate automated material handling interface options for a variety of fabrication automation environments and implement multiple measurement technologies (including film measurement, overlay and OCD) for a broad range of substrate sizes.

2) Our integrated metrology systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Our integrated systems offer DUV spectroscopic reflectometry and/or critical dimension measurement technologies. Our integrated metrology systems are sold directly to customers and through our OEM channels.

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

•

Adoption of Advanced Packaging Processes. Our customers use photolithographic, etching, metallization, and wafer thinning to enable next generation advanced packaging solutions for semiconductor devices. The new packages lead to increased functionality in smaller, less expensive form factors. The advanced packages can be broken down into high density flip chip or bump packages that increase pin density allowing for more complex I/O on advanced CPU parts. Additionally, similar or different devices can be stacked at the wafer level using a Through Silicon Via, or TSV process. The TSV process enables high density small form factor parts, being primarily driven by mobile consumer products (i.e. cellular telephones with integrated CMOS camera sensors). Increasingly advanced packaging technologies are being adopted by our customers.

•

Adoption of Optical Critical Dimension Metrology Across Fabrication Processes. Our customers use photolithographic processes to create patterns on wafers. Critical dimensions must be carefully controlled during this process. In advanced node device definition, additional monitoring of thickness and profile dimensions on these patterned structures at CMP, Etch, and Thin Film processing is driving broader Optical Critical Dimension, or OCD, adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state of the art devices.

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

•

Need for Improved Process Control to Drive Process Efficiencies. Competitive forces influencing semiconductor device manufacturers, such as price-cutting and shorter product life cycles, place pressure on manufacturers to rapidly achieve production efficiency. Device manufacturers are using our integrated and standalone metrology systems throughout the fabrication process to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

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

Critical Accounting Policies

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including, without limitation, those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. Product revenue includes hardware and also software that is incidental to the products as defined pursuant to AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as codified by ASC 985-605 Software Revenue Recognition (ASC 985-605). We derive revenue from three sources—sales of process control metrology systems, spare part sales and, in certain arrangements, separately stated service contracts. Service revenue includes product upgrades. Our arrangements for sales of our systems often include customer-specified objective acceptance criteria. Our systems include hardware and software that is incidental to the system. We periodically review the software element of our equipment systems in accordance with ASC 985-605 and EITF Issue No. 03-05, Applicability of SOP 97-22, also as codified by ASC 985-605, to ascertain that the software continues to be incidental.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer, which usually occurs upon delivery, if we have reliably demonstrated that the product has successfully met the defined customer specified criteria, and all other recognition criteria has been met. This occurs at the time of shipment, as our terms are FOB shipping point. For initial sales of product where we have not previously met the defined customer acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where our contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

All of our products are assembled prior to shipment to our customers. We often perform installation for our customers; however such installation is inconsequential and perfunctory as it may also be performed by third parties and is not considered essential to the functionality of the equipment. Revenue related to spare parts sales is recognized upon shipment and is included as part of service revenue. Service revenue also includes service contracts, and non-warranty and billable repairs of systems, and product upgrades. Whereas service revenue related to service contracts is recognized ratably over the period under contract, service revenue related to billable repairs of systems is recognized as services are performed and service parts are delivered. On occasion, customers request a warranty period longer than our standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, we follow the guidance of Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, as codified by ASC 605 Revenue Recognition (ASC 605), and associated revenue is deferred and recognized to income ratably over the term of the contract. Unearned maintenance and service contract revenue is included in deferred revenue. Furthermore, we generally do not provide our customers with any return rights.

The guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, as codified by ASC 605 is considered in cases where certain elements of a sales arrangement are not delivered and accepted at the same time. In such cases, we defer the relative fair value of the undelivered element until that element is delivered and accepted by the customer. In order to recognize revenue associated with delivered elements, the following criteria must be met: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until the criteria have been met or all elements have been delivered to the customer. Objective and reliable evidence of the fair value is based on the amounts for which we sell equivalent products or services on a standalone basis. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs. Service contracts may be purchased by the customer during or after the warranty period.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under Statement of Financial Accounting Standards (‘SFAS”) No. 142, as codified by ASC 350 Intangibles – Goodwill and Others, intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment might have occurred. The standard provides for a two-step approach to determining whether and how much goodwill has been impaired. The first step requires a comparison of the fair value of Nanometrics’ reporting units (product and service) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment.

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

Income Tax Assets and Liabilities – We account for income taxes based on SFAS 109, Accounting for Income Taxes, , codified by ASC 740 Income Taxes (ASC 740) whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. We evaluate the deferred tax assets on a quarterly basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. Our income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in our valuation allowance.

Stock-Based Compensation – In accordance with ASC 718, Compensation – Stock Compensation (ASC 718) Share Based Payment, we estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed by Staff Accounting Bulletin 107, as codified by ASC 718 and extended by Staff Accounting Bulletin 110, also as codified by ASC 718. The expected volatility is based on the historical volatility of our stock price.

Restructuring Charge – During the first nine months of 2009 and also during 2008 and 2007, we implemented a restructuring program based on our business strategy and recorded significant accruals in connection with the restructuring program. In connection with the plan we have recorded estimated expenses for severance and other costs. In accordance with SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities, as codified by ASC 420 Exit or Disposal Cost Obligations, generally costs associated with restructuring activities have been recognized when they are incurred rather than the date of a commitment to an exit or disposal plan. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS 112, Employer’s Accounting Post-Employment Benefits, as codified by ASC 712 Compensation – Nonretirement Postemployment Benefits. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring process involves periodic reassessments of the estimates made at the time the original decisions were made, including evaluating market conditions for expected disposals of assets and vacancy of space. Although we believe that these estimates accurately reflect the costs of the restructuring programs, actual results may vary or differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Results of Operations

Periods ended September 26, 2009 and September 27, 2008

Total net revenues. Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended				Nine-Months Ended
	September 26, 2009	September 27, 2008	Changes In		September 26, 2009	September 27, 2008	Changes In
			Amount	%			Amount	%
Automated Metrology	$13,509	$6,349	$7,160	112.8%	$20,234	$26,161	$(5,927)	(22.7)%
Integrated Systems	1,214	7,148	(5,934)	(83.0)%	2,276	15,090	(12,814)	(84.9)%
Material Characterization	1,580	2,814	(1,234)	(43.9)%	6,630	21,493	(14,863)	(69.2)%

Total Product Revenue- (1)	16,303	16,311	(8)	0.0%	29,140	62,744	(33,604)	(53.6)%
Service	9,511	6,826	2,685	39.3%	21,248	18,882	2,366	12.5%

Total Net Revenues	$25,814	$23,137	$2,677	11.6%	$50,388	$81,626	$(31,238)	(38.3)%

(1)	Please refer to overview, page 20 for full description of product revenues.

For the three and nine month periods ended September 26, 2009, net revenues from automated metrology increased by $7.2 million and decreased by $5.9 million from the comparable periods of 2008. The increase in Automated Metrology was largely driven by multi-system orders and technology upgrades from leading worldwide semiconductor companies in both the memory and logic sections, and strong sales of our thin-film and OCD systems, increasing traction with our Caliper overlay product and Lynx platform, and further penetration into high-growth segments such as high-brightness LEDs. Net revenues from our integrated systems decreased by $5.9 million and $12.8 million from the comparable periods of 2008, net revenues from our material characterization decreased by $1.2 million and $14.9 million from comparable periods of 2008, due mainly to reduced market demand. Sales of our Integrated Systems and our Material Characterization systems are highly dependent on, and driven by, manufacturing companies expanding their capacity. Given the world economic conditions in general these companies have not been expanding their capacity; therefore, sales of our systems into these companies have declined. Product revenues were flat for the three month period ended September 26, 2009 from the comparable period of 2008, and decreased by $33.6 million for the nine month period ended September 26, 2009 over the comparable period of 2008 which is reflective of global reductions in capital spending by semiconductor manufacturers.

Service revenues increased by $2.7 million for the three month period ended September 26, 2009 from the comparable period of 2008 due to higher in-the-field tool upgrades, and increased by $2.4 million for the nine month period ended September 26, 2009 over the comparable period of 2008, which also was due to higher in-the-field tool upgrades.

Gross margins. Our gross margin breakdown was as follows (in percent):

	Three-Months Ended		Nine-Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Products	48.8%	50.0%	40.8%	50.6%
Services	62.9%	30.0%	51.3%	23.0%

The product gross margin for the three and nine month periods ended September 26, 2009 of 48.8% and 40.8%, respectively, decreased from 50.0% and 50.6% from the comparable periods of 2008. This was the result of lower revenues and also changes in product mix.

The gross margin for our services business increased to 62.9% and 51.3% for the three and nine month periods ended September 26, 2009 as compared to gross margins of 30.0% and 23.0% for the comparable periods of 2008. Two factors contributing to this increase are: (a) a significant increase in the service upgrades revenues, which upgrade revenues have a higher gross margin relative to our core service revenues and (b) continued cost reductions in our core service area. Upgrade services revenue has increased from $1.5 million and $3.1 million in the three and nine month periods ended September 27, 2008, respectively to $4.6 million and $8.1 million in the three and nine month periods ended September 26, 2009 respectively. In addition, the departmental costs for our core services in the periods of 2009 declined by $1.0 million and $2.0 million for the three and nine month periods ended September 26, 2009, from the comparable periods of 2008, as we continue to operate our core service department in a more efficient manner, including, without limitation, scheduling jobs more dynamically.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 26, 2009	September 27, 2008	Changes in		September 26, 2009	September 27, 2008	Changes in
			Amount	%			Amount	%
Research and development	$4,100	$4,430	$(330)	(7.4)%	$10,394	$13,107	$(2,713)	(20.7)%
Selling	3,959	4,280	(321)	(7.5)%	10,832	13,963	(3,131)	(22.4)%
General and administrative	3,967	4,935	(968)	(19.6)%	11,427	15,761	(4,334)	(27.5)%
Amortization of intangible assets	418	600	(182)	(30.3)%	1,124	3,215	(2,091)	(65.0)%
Asset impairment	—	55,332	(55,332)	—	1,899	68,545	(66,646)	(97.2)%
Restructuring charge	—	655	(655)	—	1,134	1,525	(391)	(25.6)%

Total operating expenses	$12,444	$70,232	$(57,788)	(82.3)%	$36,810	$116,116	$(79,306)	(68.3)%

Research and development. Research and development expenses decreased by $0.3 million for the three month period ended September 26, 2009 over the comparable period in 2008 primarily due to lower labor cost as a result of less headcount and reduced travel costs.

Research and development expenses decreased by $2.7 million for the nine month period ended September 26, 2009 over the corresponding period of 2008 primarily due to lower labor costs of $2.2 million as a result of a headcount reduction in 2009 and balance predominately from reduced travel costs.

Selling. Selling expenses decreased by $0.3 million for the three month period ended September 26, 2009 as compared to the corresponding period of 2008 primarily due to combination of lower labor costs as a result of less headcount and lower trade show expenses.

Selling expenses decreased by $3.1 million for the nine month period ended September 26, 2009 over the corresponding period of 2008 primarily due to lower labor costs of $1.7 million, which resulted from our headcount reduction in 2009, reduced travel costs of $0.7 million, lower trade show expenses of $0.3 million, and lower recruiting fees of $0.2 million.

General and administrative. General and administrative expenses decreased by $1.0 million for the three month period ended September 26, 2009 compared to the corresponding period in 2008 primarily due to lower labor costs of $1.1 million, which resulted from our headcount reduction in 2009, and offset by increased professional services, including legal and consulting fees of $0.3 million, which fees primarily related to the Option Exchange Program and ongoing litigation.

General and administrative expenses decreased by $4.3 million for the nine month period ended September 26, 2009 over the comparable period in 2008 primarily due to lower labor costs of $3.5 million which results from our headcount reduction in 2009, lower recruiting fees of $0.3 million, and reduced travel costs of $0.3 million.

Amortization of intangible assets. Amortization of intangible assets decreased by $0.2 million and $2.1 million for the three and nine month periods ended September 26, 2009 versus the comparable periods of 2008. The decreases are the resulted of an impairment of intangible assets of $13.1 million, which impairment was recorded at the end of 2008.

Assets impairment. During the three month period ended September 27, 2008, we recognized an impairment of $55.3 million, representing a write off entire amount of our previously recorded goodwill of $54.0 million and certain brand name and developed technology intangible assets of $1.3 million. During the nine months ended September 27, 2008, we recognized an impairment charge of $54.0 million, representing a write-off the entire amount of our previously recorded goodwill, and an impairment charge $13.2 million was recorded to reflect certain brand names and developed technology intangible assets at their fair value. We also recorded an impairment charge of $1.5 million to account for machine shop related assets at its fair value.

Restructuring charge. During the third quarter of 2009, the Company had no restructuring charge. For the nine month period ended September 26, 2009 the Company recorded a total of $1.1 million in restructuring charges, as compared to $1.5 million in restructuring charges over the comparable period in 2008.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 26, 2009	September 27, 2008	Changes in		September 26, 2009	September 27, 2008	Changes in
			Amount	%			Amount	%
Interest income	$12	$24	$(12)	(50.0)%	$39	$156	$(117)	(75.0)%
Interest expense	(559)	(240)	(319)	132.9%	(1,106)	(343)	(763)	222.4%
Other, net	546	142	404	284.5%	(1,395)	564	(1,959)	347.3%

Total operating income (expense)	$(1)	$(74)	$73	(98.6)%	$(2,462)	$377	$(2,839)	—

For the three and nine month periods ended September 26, 2009 compared to the comparable periods of 2008, we incurred higher interest expenses due to the Company’s borrowing of $13.5 million in connection with a mortgage against our headquarter premises entered into during July 2008 and the imputed interest of $0.3 million on fair value of deferred payments to Zygo Corporation related to our acquisition. For the three and nine month periods ended September 26, 2009, we incurred foreign exchange gain of $0.5 million and loss of $1.3 million, respectively, due to exchange rate fluctuations associated with our intercompany balances among our various global entities, which represent a significant increase over the comparable periods of 2008. Foreign exchange losses for the nine month period ended September 26, 2009 of $1.3 million was $1.8 million decrease over the comparable period in 2008 and is due mainly to reclassification of our loans between the Company and our Japan subsidiary as “Non Permanent” as of the last day of fiscal year 2008. During the nine month period ended September 26, 2009, we recorded $1.0 million of loss on foreign exchange in the Yen on these intercompany loans.

Provision for income taxes.

For the three month period ended September 26, 2009 the income tax benefit of $83,000 was the result of foreign tax benefit of $24,000 and state tax benefit of $61,000 offset by $2,000 in United States federal tax expense. For the nine month period ended September 26, 2009, the income tax benefit of $463,000 was the result of foreign tax benefit of $445,000 and state tax benefit of $20,000 offset by $2,000 in United States federal tax expense.

For the three month period ended September 27, 2008 the income taxes provision of $0.4 million was the result of aggregate charges for potential tax exposure in certain foreign tax jurisdictions of $0.2 million and $0.1 million associated with the consolidation of duplicate foreign entities. For the nine month period ended September 27, 2008 the income taxes provision of $0.5 million was the result of the aggregate charges for potential tax exposure in certain foreign jurisdictions of $0.6 million and $0.1 million associated with the consolidation of duplicate foreign entities, which charge was partially offset by a tax benefit in a certain foreign jurisdiction where sufficient deferred tax liabilities exist to allow for benefiting the operating loss of $0.2 million, and reduction of a tax contingency of $0.1 million due to the expiration of local statues.

Liquidity and Capital Resources

At September 26, 2009, the Company’s cash and cash equivalents totaled $17.2 million compared to $24.0 million as of December 27, 2008. At September 26, 2009, the Company had working capital of $49.4 million compared to $57.9 million at December 27, 2008.

Operating activities used cash of $10.1 million for the nine-month period ended September 26, 2009 as a result primarily from our net loss for the nine-month period of $16.0 million, decrease in net working capital of $3.1 million, decrease in deferred tax provision of $0.3 million offset by certain non-cash charges including $4.5 million of depreciation and amortization, $1.9 million of asset impairment, $1.6 million of stock-based compensation, unrealized loss on foreign exchange $0.6 million, and a $0.3 million provision made on imputed interest on the fair value of deferred payments to Zygo Corporation related to the acquisition of certain assets and liabilities of Zygo. Operating activities provided cash of $1.8 million for the nine-month period ended September 27, 2008, resulting from certain non-cash charges including $68.5 million of impairment charges for long-lived assets, $6.1 million associated with amortization and depreciation, $3.1 million in stock-based compensation, and increases in net working capital of $4.5 million, which charges were partially offset by our net loss of $80.1 million.

Investing activities for the nine-month period ended September 26, 2009 used cash of $0.4 million related to cash outlays of $0.6 million in capital equipment offset by net cash received from the release of funds held in escrow in connection with the Tevet acquisition, in the net amount of $0.2 million. Investing activities for the nine-month period ended September 27, 2008 used cash of $6.1 million related to cash outlays of $3.3 million of our acquisition of Tevet and capital equipment acquisitions of $2.8 million.

For the nine month period ended September 26, 2009, financing activities provided cash of $3.5 million for borrowings against our line of credit in the amount of $7.0 million, of which $3.5 million was repaid, combined with $0.2 million of proceeds from the sale of Company shares to employees through the Company’s stock purchase plans, and offset by $0.2 million for repayment of debt obligation. For the nine month period ended September 27, 2008, financing activities provided cash of $12.1 million. Proceeds from the issuance of $13.5 million of debt, and sale of stock from employee stock purchase plans of $0.6 million were offset by $1.8 million used for the repurchase of our common stock and $0.1 million for debt repayments.

In February 2007, we entered into a two year agreement for a revolving line of credit facility with a maximum principal amount of up to $15.0 million. On April 30, 2009, Nanometrics renegotiated its revolving line of credit facility and extended the term for an additional two years, to April 30, 2011. The instrument governing the facility includes certain financial covenants regarding minimum liquidity ratio and net tangible worth. All borrowings under this credit line bear interest, at our election, at a per annum rate equal to the bank’s prime referenced rate plus 2.75% The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. We had no outstanding letters of credit against this line as of September 26, 2009. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. We may use the proceeds of any future borrowing under this credit facility for general corporate purposes. On June 15, 2009, we amended the financial covenants governing the credit facility to reduce the net tangible worth requirements, effective as of June 27, 2009.

We borrowed $3.5 million during the end of the third quarter, fiscal year 2009. This borrowing was prompted by our desire to decrease the days-sales outstanding on our payables to compensate for the large purchases made late in the quarter to support higher demand of our products. The loan was subsequently paid in full on October 6, 2009.

In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen- year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. The loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California.

On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby Nanometrics has purchased inventory and certain other assets relating to Zygo Corporation business and the two companies have entered into a supply agreement. The Company will make payments to Zygo Corporation (with a present value of $5.4 million as of September 26, 2009) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

We have evaluated and will continue to evaluate the acquisitions of products, technologies or business that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. For example in the third quarter of 2007, our Board of Directors authorized a $4.0 million stock repurchase program, of which there remains $1.3 million available for future purchases. We believe our working capital will be sufficient to meet our needs through the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, James P. Moniz, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 26, 2009 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, and other information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You also should carefully review and consider all of the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed with the Securities and Exchange Commission on March 27, 2009. We have updated the following risk factors to reflect changes during the quarter ended September 26, 2009 that we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The risks described below and in our Form 10-K are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment.

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

We may also experience supplier or customer issues as a result of current adverse macroeconomic conditions. If our customers have difficulties in obtaining capital or financing, this could result in lower sales. Customers with liquidity issues could also result in an increase in bad debt expense. These conditions could also affect our key suppliers, which could affect their ability to supply parts and result in delays of our customer shipments. These conditions make it difficult for us to accurately predict our business.

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

We rely on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We have entered into arrangements with J.A. Woolam Co., Inc. for the purchase of the spectroscopic ellipsometer component incorporated in our advanced measurement systems. We also have supply agreements with MPA and Spectral Systems, and subcontract manufacturing agreements with Fox Semiconductor, IFAT and Toho Technologies. In June 2009, we signed a supply agreement with Zygo Corporation to supply OEM interferometer sensors for incorporation into the Unifire™ line of products as well as Nanometrics’ family of automated metrology systems. Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

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

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in our Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective. A statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting was not required for 2009 as we are not an accelerated filer. The Company will be required to obtain such an attestation report for the 2010 fiscal year.

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

In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sale of existing products. Moreover, future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both.

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

We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support center worldwide, and to invest in product and process R&D. Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support resources that we do and therefore have the potential to increasingly dominate the semiconductor equipment industry. These competitors may deeply discount products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. For these reasons, we may fail to continue to compete successfully worldwide.

In addition, our competitors may provide innovative technology that may have performance advantages over systems we currently expect to offer. They maybe able to develop products comparable or superior to those that we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we currently are developing additional product enhancements that we believe will address future customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, we maybe unable to continue to compete in our markets and competition may intensify, or future competition operating results, financial condition, and/or cash flows could suffer.

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

We did not purchase any shares of our common stock during the three and nine months periods ended September 26, 2009.

On July 26, 2007, our Board of Directors approved the repurchase of up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of September 26, 2009 there remained $1.3 million available for the future purchase of shares of our common stock.

ITEM 6.	EXHIBITS

The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(2)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(2)	Certification of James P. Moniz, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and James P. Moniz, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ JAMES P. MONIZ
James P. Moniz
Chief Financial Officer

Dated: November 9, 2009

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(2)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(2)	Certification of James P. Moniz, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and James P. Moniz, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Filed herewith.
(3)	Furnished herewith.