Form 10-Q
period 2010-07-03
NANOMETRICS INC
filed 2010-08-13
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

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

As of August 6, 2010 there were 21,865,339 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JULY 3, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

(Unaudited)

	July 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$54,903	$43,526
Accounts receivable, net of allowances of $54 and $241, respectively	34,959	23,047
Inventories	34,796	31,472
Inventories- delivered systems	8	1,175
Assets held for sale	—	220
Prepaid expenses and other	2,327	2,182
Deferred income tax assets	667	245

Total current assets	127,660	101,867
Property, plant and equipment, net	33,863	36,365
Intangible assets, net	6,267	7,067
Deferred income taxes	70	612
Other assets	1,270	1,559

Total assets	$169,130	$147,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,227	$5,762
Accrued payroll and related expenses	5,844	4,012
Deferred revenue	1,236	5,162
Other current liabilities	8,693	9,125
Current portion of debt obligations	355	343

Total current liabilities	24,355	24,404
Deferred revenue	2,280	646
Other long-term liabilities	2,931	2,927
Debt obligations	12,527	12,739

Total liabilities	42,093	40,716

Commitments and Contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 21,847,660 and 21,506,791, respectively, issued and outstanding	21	21
Additional paid-in capital	221,663	218,308
Accumulated deficit	(95,455)	(112,948)
Accumulated other comprehensive income	808	1,373

Total stockholders’ equity	127,037	106,754

Total liabilities and stockholders’ equity	$169,130	$147,470

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues:
Products	$43,404	$7,897	$71,952	$12,837
Service	7,431	6,620	16,048	11,737

Total net revenues	50,835	14,517	88,000	24,574

Costs of net revenues:
Cost of products	18,408	5,206	30,884	8,901
Cost of service	4,421	3,304	8,563	6,820

Total costs of net revenues	22,829	8,510	39,447	15,721

Gross profit	28,006	6,007	48,553	8,853
Operating expenses:
Research and development	4,931	3,055	9,501	6,294
Selling	5,372	3,258	10,089	6,873
General and administrative	4,357	3,488	8,938	7,460
Amortization of intangible assets	410	337	799	706
Asset impairment	44	1,899	388	1,899
Restructuring charge	—	445	—	1,134

Total operating expenses	15,114	12,482	29,715	24,366

Income (loss) from operations	12,892	(6,475)	18,838	(15,513)

Other income (expense)
Interest income	27	12	48	27
Interest expense	(384)	(281)	(837)	(547)
Other, net	222	(582)	758	(1,941)

Total other income (expense), net	(135)	(851)	(31)	(2,461)

Income (loss) before income taxes	12,757	(7,326)	18,807	(17,974)
Provision (benefit) for income taxes	1,190	(361)	1,314	(380)

Net income (loss)	$11,567	$(6,965)	$17,493	$(17,594)

Net income (loss) per share:
Basic	$0.53	$(0.38)	$0.81	$(0.95)

Diluted	$0.51	$(0.38)	$0.77	$(0.95)

Shares used in per share calculation:
Basic	21,672	18,526	21,605	18,470

Diluted	22,847	18,526	22,751	18,470

See Notes to Unaudited Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six-Months Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net income (loss)	$17,493	$(17,594)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,006	2,835
Asset impairment	388	1,899
Stock-based compensation	2,131	721
Loss (gain) on disposal of fixed assets	(206)	47
Inventory write down	804	482
Allowance for doubtful accounts receivable	—	458
Deferred income taxes	96	(191)
Foreign exchange transaction (gain) loss	(523)	(1 ,941)
Change in fair value of contingent payments to Zygo Corporation	443	—
Changes in assets and liabilities:
Accounts receivable	(11,857)	1,641
Inventories	(3,796)	(316)
Inventories-delivered systems	1,167	132
Prepaid expenses and other	(153)	32
Other assets	259	117
Accounts payable, accrued and other liabilities	5,490	(374)
Deferred revenue	(2,306)	(553)
Income taxes payable	949	(294)

Net cash provided by (used in) operations	13,385	(12,899)

Cash flows from investing activities:
Payments to Zygo related to acquisition	(3,446)	—
Cash received from Tevet on escrow settlement	—	215
Purchase of property, plant and equipment	(691)	(336)
Proceeds from sale of property, plant and equipment	492	—

Net cash used in investing activities	(3,645)	(121)

Cash flows from financing activities:
Borrowings from line of credit	—	3,500
Repayments of debt obligations	(200)	(158)
Proceeds from sale of shares under employee stock option plans and purchase plan	1,834	178
Stock offering costs	(28)	—
Taxes paid on net issuance of stock awards	(166)	—

Net cash provided by financing activities	1,440	3,520
Effect of exchange rate changes on cash and cash equivalents	197	2

Net increase (decrease) in cash and cash equivalents	11,377	(9,498)
Cash and cash equivalents, beginning of period	43,526	23,980

Cash and cash equivalents, end of period	$54,903	$14,482

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

The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 2, 2010, which were included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 26, 2010.

Subsequent Events – On July 7, 2010, the Company prepaid $2.6 million of its loan from General Electric Commercial Finance, representing 20% of the outstanding balance. The Company is permitted to prepay 20% of the loan each year under the loan agreement without incurring prepayment penalties.

Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Reclassification – Certain 2009 amounts have been reclassified to conform to the current year presentation.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “accumulated other comprehensive income” as a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other Income” in the condensed consolidated statements of operations in the quarter incurred and consist of a $0.1 million loss and $0.5 million loss for the three month periods ended July 3, 2010 and June 27, 2009, respectively, and a gain of $0.5 million and a loss of $1.9 million for the six month periods ended July 3, 2010 and June 27, 2009, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and reasons for the transfers, and (2) a gross presentation of activity within Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, comparative disclosures are required for periods after initial adoption.

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

The following table presents the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy (in thousands):

As of July 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents (all short term):
Cash	$9,245	$—	$—	$9,245
Money market account	45,658	—	—	45,658

Total cash and cash equivalents	54,903	—	—	54,903

Total financial assets	$54,903	$—	$—	$54,903

Fair value of contingent payments to Zygo Corporation	$—	$—	$2,685	$2,685

Total financial liabilities	$—	$—	$2,685	$2,685

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents (all short term):
Cash	$8,609	$—	$—	$8,609
Money market account	34,917	—	—	34,917

Total cash and cash equivalents	43,526	—	—	43,526

Total financial assets	$43,526	$—	$—	$43,526

Fair value of contingent payments to Zygo Corporation	$—	$—	$5,688	$5,688

Total financial liabilities	$—	$—	$5,688	$5,688

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the Company’s Level 3 liabilities were as follows (in thousands):

Level 3
Fair value at December 27, 2008	$—
Fair value of deferred and contingent payment related to Zygo acquisition	5,092
Change in fair value included in earnings	596

Fair value at January 2, 2010	5,688
Payments made to Zygo Corporation	(3,446)
Adjustments and change in the fair value of contingent payments	443

Fair value at July 3, 2010	$2,685

Note 4. Acquisitions

Zygo acquisition

On June 17, 2009 (“acquisition date”), Nanometrics announced that it had purchased inventory and certain other assets of Zygo Corporation and that the two companies had entered into a supply agreement. The supply agreement is an exclusive OEM arrangement in which Zygo will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as the Nanometrics family of automated metrology systems. The arrangement is structured as an asset transfer and exclusive OEM supply agreement aimed at wafer-based markets. Nanometrics will assume all inventory and customer sales and support responsibilities and Zygo will provide measurement sensors for integration by Nanometrics. By completing this acquisition, Nanometrics anticipates expanding its served markets to include the high end of dimensional control metrology for the rapidly-growing back-end-of-line packaging market, while also enhancing our product offerings to front-end-of-line metrology customers. In addition to the applications currently addressed by Nanometrics and Zygo products, the business partnership allows for the joint development of additional technology solutions targeted at the semiconductor and related industries. This transaction met the conditions of a business combination as defined in ASC 805, and as such is accounted for under ASC 805. The results from the Unifire™ line of business were included in the Company’s condensed consolidated statements of operations from the acquisition date.

The following table summarizes the fair value of consideration recorded and the fair value of acquired assets:

Fair value of purchase consideration $5,092 (in thousands):

Amounts
Assets acquired:
Inventories – raw materials	$2,014
Property, plant and equipment – machinery and equipment	1,378

Total assets acquired:	3,392

Other intangible assets:
Developed technology	1 362
Customer relationships	338

Total other intangible assets:	1,700

Net assets acquired	$5,092

The fair value of the purchase consideration at the time of the acquisition was $5.1 million, which consisted of deferred payments to Zygo for inventory and fixed assets, as well as future royalty and sustaining engineering support fees. The future royalty and sustaining engineering support fees are considered contingent consideration. On the acquisition date, the consideration was recorded as a liability on the Company’s consolidated balance sheet at January 2, 2010, with $3.1 million being recorded as current liability and $2.0 million being recorded as a long term liability.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our Company is required to make payment to Zygo after each sale of the Company’s product which incorporates inventory acquired from Zygo. If the Company has not sold sufficient products that incorporate the acquired inventory from Zygo, within one year from the acquisition date, the Company must remit the remaining unpaid portion relating to inventory and fixed assets at that time. The purchase agreement also stipulated that if the Company received greater than $5.0 million in a financing transaction, the 20% of the financing proceeds, not to exceed $2.0 million, must be paid to Zygo for any unpaid portion of the amounts related to inventory and fixed assets. In December 2009, the Company completed a common stock offering with net proceeds of $23.3 million, therefore $2.0 million became immediately due and payable to Zygo. The $2.0 million payment was made to Zygo on January 7, 2010. In March 2010, the Company sold products that incorporate the acquired inventory from Zygo, and therefore, the remaining unpaid portion relating to inventory and fixed assets of $1.4 million became due and was paid by the Company to Zygo on April 15, 2010.

In addition, the Company agreed to pay Zygo a royalty based on net revenues of approved products and the expected sustaining engineering payments based on volumes of heads purchased from Zygo starting in 2010 and over a 10 year period. Our payments to Zygo Corporation over the next 10 years may be up to $6.8 million depending on the numbers of tools sold. For the six-month period ended July 3, 2010, the Company was required to pay a royalty payment of $0.1 million based on the net revenues of approved products, and royalty payments of $0.1 million were made to Zygo on April 15, 2010. The fair value of the future royalty and sustaining engineering support fees was determined using a relief from royalty method based on the following: (a) the amount of the acquired assets that the business will generate, and (b) a discount rate of 20 percent, which was utilized to adjust the royalty and sustaining engineering payments to their present value, based on the consideration of both a weighted average cost of capital calculation and venture capital rates.

The fair value of inventory acquired from Zygo was $2.0 million which inventory consists of raw materials. Recent purchases by the Company of raw material were considered a reasonable proxy for fair value. The fair value of demonstration equipment is $1.4 million as determined by considering the purchase date and recent usage of the products. Fair value of developed technology of $1.4 million and customer relationships of $0.3 million were determined by similar methodology to the methodology used above for calculating contingent consideration, with the following assumptions of (a) royalty rate of 3 percent, and (b) discount rate of 30 percent, and will be amortized over a period of 10 years on a straight-line basis and over a two years on an accelerated basis, respectively. An amortization expense of $0.3 million was recorded for the acquired intangible assets from the Zygo transaction from the acquisition date to July 3, 2010.

The following unaudited pro forma summary presents consolidated information of Nanometrics as if the business combination had occurred at the beginning of the respective periods (in thousands):

	Pro Forma Three- and Six-Months Ended June 27,2009
	3 Months	Six Months
Net revenues	$15,632	$26,731
Net income (loss)	(8,022)	(21,414)
Net loss per share:
Basic	$(0.43)	$(1.16)
Diluted	$(0.43)	$(1.16)

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Asset Held for Sale

In May 2009, the management of Nanometrics decided to close the Pyeongtek, Korea manufacturing facility due to the prevailing industry and economic conditions facing the semiconductor industry. The premises were vacated prior to the end of the second quarter 2009 with the Company actively pursuing the sale of the facility and related manufacturing assets at that time. The Company also ceased recording depreciation on the facility at that time. The fair value of the South Korea manufacturing facility was determined using a cost approach and a sale comparison approach. The cost approach uses the characteristics of the facility to determine the cost of replacement if the facility were new, adjusted for depreciation to date considering the age of the facility. The sale comparison approach considers market comparable sales activity. An average of the two approaches was used to determine the facility fair value of approximately $0.2 million, which included an estimate for selling costs at 10% of the building fair value. An impairment loss was recorded on the South Korea facility in the second quarter of 2009. On December 30, 2009, the Company entered into a sale and purchase agreement with respect to the property for a purchase price of $0.4 million. On April 29, 2010, the sale of the property was completed and a gain on the sale of $0.2 million was recorded in the second quarter of 2010.

Note 6. Restructuring Charge

The Company did not incur a restructuring charge for the six-month period ended July 3, 2010.

For the six-month period ended June 27, 2009, the Company reduced the global workforce by a total of 76 employees, and recorded a restructuring charge of $1.1 million.

Severance and Other Benefits
Reserve balance at December 27, 2008	$80
Restructuring charges	1,134
Cash paid	(1,214)

Reserve balance at June 27, 2009	$—

Note 7. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. After transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. These agreements met the criteria of a sale of such assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will not be collectible. The Company pays administrative fees as well as interest rates ranging from 1.475% to 1.675% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $1.3 million and $2.5 million of receivables, respectively, during the three months periods ended July 3, 2010 and June 27, 2009 and sold $2.0 million and $4.4 million of receivables, respectively during the six month periods ended July 3, 2010 and June 27, 2009. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at July 3, 2010 and April 3, 2010.

Note 8. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market and consist of the following (in thousands):

	July 3, 2010	January 2, 2010
Raw materials and sub-assemblies	$16,622	$19,006
Work in process	8,252	4,286
Finished goods	9,922	8,180

Total inventories	$34,796	$31,472

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We reflect the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from our inventory held for sale as “Inventories—delivered systems.”

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	July 3, 2010	January 2, 2010
Land	$15,567	$15,583
Building and improvements	18,527	18,575
Machinery and equipment	13,382	14,424
Furniture and fixtures	2,310	2,295
Capital in progress	1,713	1,850

Total property, plant and equipment, gross	51,499	52,727
Accumulated depreciation and amortization	(17,636)	(16,362)

Total property, plant and equipment, net	$33,863	$36,365

Note 10. Intangible Assets

On June 17, 2009, Nanometrics purchased inventory and certain other assets of Zygo Corporation and the two companies have entered into a supply agreement. As a result, the Company recorded $1.4 million of developed technology and $0.3 million of customer relationships. The Company amortizes the developed technology on a straight line basis over a period of ten years and the customer relationships on an accelerated basis over a period of two years from the date of acquisition.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of July 3, 2010 and January 2, 2010 consist of the following (in thousands):

	Adjusted cost as of July 3, 2010	Accumulated amortization as of July 3, 2010	Net carrying amount as of July 3, 2010
Developed technology	$8,681	$(4,366)	$4,315
Customer relationships	8,521	(7,216)	1,305
Brand names	1,927	(1,304)	623
Patented technology	1,790	(1,790)	—
Trademark	80	(56)	24

Total	$20,999	$(14,732)	$6,267

	Adjusted cost as of January 2, 2010	Accumulated amortization as of January 2, 2010	Net carrying amount as of January 2, 2010
Developed technology	$8,681	$(3,934)	$4,747
Customer relationships	8,521	(6,924)	1,597
Brand names	1,927	(1,232)	695
Patented technology	1,790	(1,790)	—
Trademark	80	(52)	28

Total	$20,999	$(13,932)	$7,067

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which are computed using an accelerated method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three-month period ended July 3, 2010 and June 27, 2009 was $0.4 million and $0.3 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense as of July 3, 2010 is as follows (in thousands):

Fiscal Years
2010 (remaining six months)	$758
2011	1,319
2012	1,112
2013	951
2014	809
2015	636
Thereafter	682

Total amortization	$6,267

Note 11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	July 3, 2010	January 2, 2010
Accrued warranty	$2,493	$1,200
Accrued professional services	718	1,021
Customer deposits	2,088	1,601
Income taxes payable	1,104	173
Fair value of deferred payments to Zygo Corporation related to acquisition (Note 4)	666	3,655
Other	1,624	1.475

Total other current liabilities	$8,693	$9,125

Note 12. Line of Credit and Debt Obligations

Debt obligations consist of the following (in thousands):

	July 3, 2010	January 2, 2010
Line of Credit
Borrowing from Line of Credit	$—	$—
Debt Obligations
Milpitas building mortgage	12,882	13,082

Total debt obligations	12,882	13,082
Current portion of debt obligations	(355)	(343)

Long-term debt obligations	$12,527	$12,739

In February 2007, the Company entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15.0 million. On April 30, 2009, Nanometrics re-negotiated its revolving line of credit facility to extend the maturity date of the facility by an additional two years, to April 30, 2011. On June 15, 2009, we amended the financial covenants governing the credit facility to reduce the net tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, the Company amended the revolving line of credit facility to (i) increase the maximum principal amount available thereunder from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.

The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of July 3, 2010 was $13.9 million. As of July 3, 2010, the Company was not in breach of any restrictive covenants in connection with its line of credit and all debt obligations. There are no outstanding amounts drawn on this facility as of July 3, 2010. Although the Company has no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance pursuant to which we borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprised of the Company’s principal offices in Milpitas, California.

At July 3, 2010, future annual maturities of all debt obligations were as follows (in thousands):

2010 (remaining six months)	$173
2011	368
2012	396
2013	426
2014	458
2015	492
Thereafter	10,569

Total	$12,882

Note 13. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, including contingently issuable shares and certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations is as follows (in thousands):

	Three-Months Ended		Six- Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Weighted average common shares outstanding used in basic net income (loss) per share calculation	21,672	18,526	21,605	18,470
Potential dilutive common stock equivalents, using treasury stock method	1,175	—	1,146	—

Shares used in diluted net income (loss) per share computation	22,847	18,526	22,751	18,470

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 3, 2010 and June 27, 2009, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net income (loss) per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options, that were excluded from the calculation of diluted net loss per share were 0.7 million and 0.8 million, respectively, for the three- and six- month period July 3, 2010 and 2.5 million and 2.7 million for the three- and six-month period ended June 27, 2009.

During the third fiscal quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $4.0 million shares of its common stock. During the first quarters of 2010 and 2009, the Company did not repurchase common shares in the open market. At July 3, 2010, $1.3 million remained available for the future purchase by the Company of shares of its common stock under this program.

Note 14. Stock-Based Compensation

Stock- based compensation expense is comprised of the following: a) equity based awards made to the Company’s employees and directors pursuant to the employee stock options plan and employee stock purchase plans, and b) liability classified awards made to the officers of the Company for bonuses that maybe settled in stock. Stock based compensation expense for the Company is as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Cost of products	$34	$33	$59	$(48)
Cost of service	58	70	105	106
Research and development	147	134	252	112
Selling	154	134	247	279
General and administrative	809	32	1,468	272

Total stock-based compensation expense	$1,202	$403	$2,131	$721

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

The assumptions used in the calculation of stock options expense are as follows:

	Three-Months Ended		Six-Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Stock Options
Expected life	4.5 years	4.2 years	4.47 years	4.2 years
Volatility	73.1%	65.49%	73.3%	63.02%
Risk free interest rate	2.38%	2.56%	2.36%	2.09%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	67.43%	87.73%	80.34%	89.56%
Risk free interest rate	0.22%	1.02%	0.20%	0.94%
Dividends	—	—	—	—

The weighted average fair value per share of the stock options awarded in the three- and six-month periods ended July 3, 2010 was $6.06 for both periods, based on the fair market value of the Company’s common stock on the grant dates.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of activity under the Company’s stock option plans during the quarter ended July 3, 2010 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at January 2, 2010	2,953,294	$5.95	5.1	$16,692
Exercised	(256,867)	5.27
Granted	509,468
Cancelled	(79,931)

Outstanding at July 3, 2010	3,125,964	$6.64	5.2	$12,949

Exercisable at July 3, 2010	1,605,388	$6.90	4.5	$6,475

During the three-month period ended July 3, 2010, the Company granted 17,316 Restricted Stock Units (“RSUs”), which vest on the one year anniversary of the vesting commencement date, identified in the applicable grant document. During the three-month period ended April 3, 2010, 33,920 RSU were issued to settle accrued bonus liabilities. As of July 3, 2010, there were 96,974 RSU outstanding.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.48 as of July 2, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and six- month period ended July 3, 2010 was $1.1 million and $1.3 million, respectively, and for the three and six-month periods ended June 27, 2009 was immaterial for both periods. The fair value of options vested for the three and -six months period ended July 3, 2010 was $0.6 million and $1.4 million, respectively, and for the three and six-month periods ended June 27, 2009 was $0.9 million and $2.2 million, respectively.

Note 15. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$11,567	$(6,965)	$17,493	$(17,594)
Foreign currency translation adjustments, net of tax	58	1,649	(565)	1,696

Total comprehensive income (loss)	$11,625	$(5,316)	$16,928	$(15,898)

All of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 16. Warranties

Product Warranty – The Company sells the majority of its products with a 12-month repair or replacement warranty from the date of acceptance which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists,

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Six-Months Ended
	July 3, 2010	June 27, 2009
Balance as of beginning of period	$1,200	$2,075
Actual warranty costs	(1,107)	(1,021)
Provision for warranty	2,400	171

Balance as of end of period	$2,493	$1,225

Note 17. Income Taxes

We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes, (formerly known as “FAS 109”). Our effective tax rate as of the 3 months ended July 3, 2010 is based on the estimated annual effective tax rate. The estimated annual effective tax rate for the year ending January 1, 2011 is currently expected to be approximately 7%. Our income tax provision (benefit) for the three-month period ended July 3, 2010 and June 27, 2009 was $1,190,000 and ($361,000), respectively. Our income tax provision (benefit) for the six-month period ended July 3, 2010 and June 27, 2009, was $1,314,000 and ($380,000), respectively. The effective income tax rate for the six month period ended July 3, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, foreign tax withholding, and subpart F income which were offset by change in valuation allowance, recording a benefit for the alternative minimum tax and net operating loss carrybacks, and federal income tax rates in excess of foreign income tax rate. The effective income tax rate for the six month period ended June 27, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and foreign tax withholding which were offset by valuation allowance, and federal income tax rates in excess of foreign income tax rate.

As of July 3, 2010, we continued to have a valuation allowance against its net deferred tax assets in the United States and certain foreign jurisdictions as a result of uncertainties regarding the realization of the asset balance due to losses during the years ended January 2, 2010, the variability of operating results, and near term projected results. In the event that we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance may affect the effective tax rate in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carry forwards and tax credits. We are currently projecting to utilize a significant portion of our US and state net operating loss carryforward in the current fiscal year.

For the three-month period ended June 27, 2009 the income tax benefit of $361,000 was the result of foreign tax benefit of $382,000 offset by $21,000 in state tax expense. For the six-month period ended June 27, 2009, the income tax benefit of $380,000 was the result of foreign tax benefit of $421,000 offset by$41,000 in state tax expense.

Note 18. Contingencies

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense we have has filed a request for re-examination of two of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). In March 2006, we filed a motion for and was granted a stay in the patent litigation case until such re-examination is completed. On July 28, 2008, the PTO issued a Notice of Intent to issue a Reexamination Certificate for one of the KLA patents, and subsequently on June 23, 2009 issued an additional Notice of Intent to issue a Reexamination Certificate on the second of three patents. The reexamination of the final KLA patent-in-suit remains pending and on September 21, 2009 we filed an additional request for re-examination relating to this patent. The case has been stayed, and we are waiting for a response from the Patent and Trademark Office before taking any additional action. In all three of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims and KLA has amended the claims in response.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is de minimis. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of July 3, 2010 and January 2, 2010.

Note 19. Geographic and Significant Customer Information

The Company has one operating segment which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three-Months Ended		Six-Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
South Korea	$11,165	$3,664	$27,310	$4,117
United States	21,472	6,620	34,403	8,885
Japan	6,838	2,151	9,778	6,903
China	4,938	497	6,934	822
Taiwan	4,928	632	6,515	850
Europe	1,111	837	1,867	2,503
All other	383	116	1,193	494

Total Net Revenues*	$50,835	$14,517	$88,000	$24,574

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	July 3, 2010	January 2, 2010
Long lived assets
United States	$32,217	$34,252
Japan	546	819
South Korea	992	1,148
Taiwan	65	66
Europe	1,140	1,450
China	9	12
All Other	164	177

Total long lived assets**	$35,133	$37,924

**	Long-lived assets include tangible assets only.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following customers accounted for 10% or more of total accounts receivable:

	July 3, 2010	January 2, 2010
Samsung Semiconductor, Inc	15.6%	30.5%
Hynix Semiconductor, Inc	17.1%	16.1%
Intel Corporation	25.6%	12.7%

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended			Six-Months Ended
	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Samsung Electronics Co. Ltd.	16.8%	22.7%		25.9%	14.0%
Intel Corporation	22.5%	*	**	22.7%	*	**
Western Digital Corporation	* **	19.1%		* **	12.3%
Hynix Semiconductor, Inc.	19.8%	*	**	15.4%	*	**

***	The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in Part II Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with Securities and Exchange Commission on March 26, 2010, and elsewhere in this document. In evaluating our business, investors should carefully consider these factors in addition to the other information set forth in this document. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the (i) audited consolidated financial statements and notes thereto for the year January 2, 2010 which were included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 26, 2010 and (ii) our other filings with the Securities and Exchange Commission.

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

Nanometrics is a leading provider of high-performance process control metrology systems used primarily in the fabrication of semiconductors, high-brightness LEDs (“HB-LED”), data storage devices and solar photovoltaics. Nanometrics’ automated and integrated metrology systems measure critical dimensions, device structures, overlay registration, topography and various thin film properties, including film thickness as well as optical, electrical and material properties. Our process control solutions are deployed throughout the fabrication process; from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Nanometrics’ systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs. Our systems are categorized as:

1)	Automated Metrology. Our Automated Metrology systems are made up of manual, semi-automated and fully automated metrology systems which are employed in high-volume and low-volume production environments. The Automated Metrology systems incorporate automated material handling interface options for a variety of fabrication automation environments and implement multiple measurement technologies including film measurement, overlay, topography and optical critical dimension (OCD) for a broad range of substrate sizes and applications.

2)	Integrated Metrology. Our Integrated Metrology systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Our Integrated Metrology systems are sold directly to customers and through our OEM channels.

3)	Materials Characterization. Our Materials Characterization products include systems that are used to monitor the physical, optical, electrical and material characteristics of HB-LED, compound semiconductor, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility. Tabletop systems are used to manually or semi-automatically measure thin films in engineering and low-volume production environments.

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

Results of Operations

Periods ended July 3, 2010 and June 27, 2009

Total net revenues. Our net revenues were comprised of the following product lines (in thousands):

	Three Months Ended				Six-Months Ended
	July 3, 2010	June 27, 2009	Changes In		July 3, 2010	June 27, 2009	Changes In
			Amount	%			Amount	%
Automated Metrology	$32,055	$5,946	$26,109	439.1%	$55,833	$6,725	$49,108	730.2%
Integrated Systems	4,566	97	4,469	460.7%	4,903	1,062	3,841	361.7%
Material Characterization	6,783	1,854	4,929	265.9%	11,216	5,050	6,166	122.1%

Total Product Revenue	43,404	7,897	35,507	449.6%	71,952	12,837	59,115	460.5%
Service	7,431	6,620	811	12.3%	16,048	11,737	4,311	36.7%

Total Net Revenues	$50,835	$14,517	$36,318	250.2%	$88,000	$24,574	$63,426	258.1%

For the three and six month periods ended July 3, 2010, net revenues from automated metrology increased by $26.1 million and $49.1 million, respectively, from the comparable periods in 2009. The increase in Automated Metrology was largely driven by multi-system orders and technology upgrades from leading worldwide semiconductor companies in both the memory and logic sections, and strong sales of our Atlas™ and Nanogen™ products. Net revenues from our integrated systems increased by $4.5 million and $3.8 million, respectively, from the comparable periods in 2009, net revenues from our Material Characterization increased by $4.9 million and $6.2 million, respectively, from comparable periods in 2009, due mainly to increased market demand. Sales of our Integrated Systems and our Material Characterization systems are highly dependent on, and driven by, manufacturing companies expanding their capacity. Total product revenues were very strong this quarter, increasing by $35.5 million for the three month period ended July 3, 2010 from the comparable period in 2009, and increasing by $59.1 million for the six month period ended July 10, 2010 over the comparable period in 2009 which is reflective of greater demand for our products. Net sales were $88.0 million for the six-month period ended July 3, 2010, an increase of $63.4 million, compared to the net sales of $24.6 million for the six-month period ended June 27, 2009. The extremely low level of sales in the year-ago period reflected that we were in the trough of the recently ended downturn in the semi conductor industry. The increase in the net sales for the first half of 2010 over the first half of 2009 is broad-based across all of our products, as our customers fund their capacity expansion plans during the current economic recovery.

Service revenues increased by $0.8 million for the three month period ended July 3, 2010 from the comparable period in 2009 due primarily to higher part sales, and increased by $4.3 million for the six month period ended July 3, 2010 over the comparable period in 2009, which also was due primarily to higher part sales.

Gross margins. Our gross margin breakdown was as follows (by percent):

	Three-Months Ended		Six-Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Products	57.6%	34.1%	57.0%	30.7%
Services	40.5%	50.1%	46.6%	41.9%

The product gross margin for the three and six month periods ended July 3, 2010 of 57.6% and 57.0% respectively, an increase from 34.1% and 30.7%, respectively, from the comparable periods of 2009. This was the result of changes in product mix.

The gross margin for our services business decreased to 40.5% and increased to 46.6% for the three and six month periods ended July 3, 2010 as compared to gross margins of 50.1% and 41.9% for the comparable periods of 2009. The factor contributing to the decrease during the second quarter of 2010 was a decline in the upgrade revenues, as upgrade revenues have a higher gross margin relative to our core service revenues while the increase for the six month period was caused by higher parts revenue. Billable services and training revenues have increased from $0.8 million and $2.4 million in the three and six month periods ended June 27, 2009, respectively, to $1.3 million and $2.8 million in the three and six month periods ended July 3, 2010, respectively. In addition, the departmental costs for our core services increased by $0.8 million for both periods, for the three and six-month periods ended July 3, 2010, from the comparable periods in 2009.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended				Six-Months Ended
	July 3, 2010	June 27, 2009	Changes in		July 3, 2010	June 27, 2009	Changes in
			Amount	%			Amount	%
Research and development $	$4,931	$3,055	$1,876	61.4%	$9,501	$6,294	$3,207	51.0%
Selling	5,372	3,258	2,114	64.9%	10,089	6,873	3,216	46.8%
General and administrative	4,357	3,488	869	24.9%	8,938	7,460	1,478	19.8%
Amortization of intangible assets	410	337	73	21.7%	799	706	93	13.2%
Asset impairment	44	1,899	(1,855)	(97.7)%	388	1,899	(1,511)	(79.6)%
Restructuring charge	—	445	(445)	(100.0)%	—	1,134	(1,134)	(100.0)%

Total operating expenses	$15,114	$12,482	$2,632	21.1%	$29,715	$24,366	$5,349	22.0%

Research and development. Research and development expenses increased by $1.9 million for the three month period ended July 3, 2010 over the comparable period in 2009 primarily due to higher labor and increased material costs of $0.6 million, profit sharing and outside consulting fees totaling $0.7 million.

Research and development expenses increased by $3.2 million for the six month period ended July 3, 2010 over the corresponding period in 2009 primarily due to increased labor costs of $1.1 million, outside consulting fees of $0.6 million, and combination of bonus and stock- based compensation expenses totaling $1.5 million.

Selling. Selling expenses increased by $2.1 million for the three month period ended July 3, 2010 as compared to the corresponding period in 2009 primarily due to increased labor costs of $0.9 million and from a combination of increased bonus, travel and severance fees totaling $1.2 million.

Selling expenses increased by $3.2 million for the six month period ended July 3, 2010 over the corresponding period of 2009 primarily due to increased labor costs of $1.5 million, increased bonuses of $0.8 million and increased travel expenses of $0.4 million

General and administrative. General and administrative expenses increased by $0.9 million for the three month period ended July 3, 2010 compared to the corresponding period in 2009 primarily due to higher stock-based compensation expense and labor costs totaling $1.1 million which were offset by lower legal costs of $0.2 million.

General and administrative expenses increased by $1.5 million for the six month period ended July 3, 2010 over the comparable period in 2009 primarily due mainly to stock-based compensation expenses of $1.2 million and bonuses of $0.3 million.

Amortization of intangible assets. Amortization of intangible assets increased by $0.1million to $0.4 million in the three- month period ended July 3, 2010 and by $0.1million to $0.8 million for the six-month period ended July 3, 2010 as a result of the Zygo acquisition on June 17, 2009.

Assets impairment. During the six-month period ended July 3, 2010, we recognized an impairment of $0.4 million to write-off two internal software projects that will not be implemented.

Restructuring charge. During the three- and six-month periods ended July 3, 2010, we did not incur any restructuring charge. For the three- and six-month periods ended June 27, 2009 we recorded a total of $0.4 million and $1.1 million, respectively, in restructuring charges.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended				Six-Months Ended
	July 3, 2010	June 27, 2009	Changes in		July 3, 2010	June 27, 2009	Changes in
			Amount	%			Amount	%
Interest income	$27	$12	$15	125.0%	$48	$27	$21	77.8%
Interest expense	(384)	(281)	(103)	(36.7)%	(837)	(547)	(290)	(53.0)%
Other, net	222	(582)	804	138.1%	758	(1,941)	2,699	139.1%

Total operating income (expense)	$(135)	$(851)	$716	84.2%	$(31)	$(2,461)	$2,430	(98.7)%

For the three- and six-month periods ended July 3, 2010 compared to the comparable periods in 2009, we incurred interest expense due to our borrowing of $13.5 million in connection with a mortgage against our headquarter premises entered into during July 2008. In addition, for the three- and six-months period ended July 3, 2010, we incurred imputed interest of $0.1 million and $0.3 million, respectively, relating to the fair value of deferred payments to Zygo Corporation related to our acquisition of certain assets. For the three-month period ended July 3, 2010, other income comprised of gain of $0.2 million from the sale of assets in our South Korea operations and for the six-month period ended July 3, 2010, the remaining gain of $0.6 million was due primarily to exchange rate fluctuations associated with our intercompany balances among our various global entities. For the three- and six-month periods ended June 27, 2009, we incurred losses of $0.6 million and $1.9 million, respectively, due to exchange rate fluctuations associated with our intercompany balances among our various global entities.

Provision for income taxes.

We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes, (formerly known as “FAS 109”). Our effective tax rate as of the three months ended July 3, 2010 is based on the estimated annual effective tax rate. The estimated annual effective tax rate for the year ending January 1, 2011 is currently expected to be approximately 7%. Our income tax provision (benefit) for the three-month period ended July 3, 2010 and June 27, 2009 was $1,190,000 and ($361,000), respectively. Our income tax provision (benefit) for the six-month period ended July 3, 2010 and June 27, 2009, was $1,314,000 and ($380,000), respectively. The effective income tax rate for the six-month period ended July 3, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, foreign tax withholding, and subpart F income which were offset by change in valuation allowance, recording a benefit for the alternative minimum tax and net operating loss carrybacks, and federal income tax rates in excess of foreign income tax rate. The effective income tax rate for the six-month period ended June 27, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and foreign tax withholding which were offset by valuation allowance, and federal income tax rates in excess of foreign income tax rate.

As of July 3, 2010, we continued to have a valuation allowance against our net deferred tax assets in the United States and certain foreign jurisdictions as a result of uncertainties regarding the realization of the asset balance due to losses during the years ended January 2, 2010 and prior, the variability of operating results, and near term projected results. In the event that we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance may adjust the effective tax rate in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carry forwards and tax credits. We are currently projecting to utilize a significant portion of our US and state net operating loss carryforward in the current fiscal year.

For the three-month period ended June 27, 2009, the income tax benefit of $361,000 was the result of foreign tax benefit of $382,000 offset by $21,000 in state tax expense. For the six-month period ended June 27, 2009, the income tax benefit of $380,000 was the result of foreign tax benefit of $421,000 offset by $41,000 in state tax expense.

Liquidity and Capital Resources

As of July 3, 2010, our cash and cash equivalents totaled $54.9 million compared to $43.5 million as of January 2, 2010. As of July 3, 2010, we had working capital of $103.3 million compared to $77.5 million at January 2, 2010.

Operating activities provided cash of $13.4 million for the six-month period ended July 3, 2010. This amount was derived from our net profit for such six-month period of $17.5 million, increased by adjustments for certain non-cash charges including depreciation and amortization of $3.0 million, $0.4 million of asset impairment, stock-based compensation expense of $2.1 million, inventory write down of $0.8 million and change in the fair value of contingent payment to Zygo of $0.4 million, deferred taxes of $0.1 million which amounts were offset by decreases related to gain on disposal of assets of $0.2 million, unrealized gain on foreign exchange of $0.5 million and increase in working capital by $10.2 million. Operating activities used cash for the six-month period ended June 27, 2009 as a result of our net loss for the six-month period of $17.6 million offset by certain non-cash charges totaling $4.3 million and by the increase in working capital totaling $0.4 million.

Investing activities for the six-month period ended July 3, 2010 required a cash outlay of $3.6 million. This amount was comprised of $0.7 million for capital equipment and $3.4 million for payments to Zygo Corporation, which amounts were offset by net cash received on the sale of fixed assets equal to $0.5 million. Investing activities for the six-month period ended June 27, 2009 used cash of $0.1 million to purchase capital equipment which amount was offset by net cash received from the Tevet acquisition of $0.2 million, as a result of payment in excess of the value of some of the assets acquired in that transaction.

For the six-month period ended July 3, 2010, financing activities provided cash of $1.8 million from sale of shares of our common stock, which amounts were offset by the offering costs and taxes paid, in the aggregate amount of $0.2 million as well as $0.2 million from repayments of debt obligations. For the six-month period ended June 27, 2009, financing activities provided cash of $3.5 million from borrowings against an available borrowing base of $15.0 million on our line of credit of which $3.5 million was repaid, combined with $0.2 million of proceeds from the sale of our shares to employees through our stock purchase plans, offset by $0.2 million for repayment of debt obligation.

Payments to Zygo Corporation related to inventory and fixed assets purchased amounted to $3.4 million during the six-month period ended July 3, 2010. Additional payments to Zygo Corporation for royalties and sustaining engineering fees over the next 10 years may equal to $6.8 million depending on the numbers of tools sold.

We have available a revolving line of credit of up to $20.0 million. As of July 3, 2010, there was no amount outstanding against the revolving line of credit. The loan agreement includes provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. We may use the proceeds of any future borrowing under this credit facility for general corporate purposes future acquisitions, or expansion of our business.

In addition, we entered into a loan agreement pursuant to which we borrowed $13.5 million in July 2008. The loan initially bears interest at the rate of 7.18 % per annum, which rate will modified after five years to 3.03 % over the weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and a fifteen-year amortization thereafter. The remaining balance of the loan and any accrued but unpaid interest will be due on August 2018. As of July 3, 2010, the outstanding balance was $12.9 million. On July 7, 2010, we prepaid $2.6 million of this loan representing 20% of the outstanding balance. We are permitted to prepay 20% of the loan each year under the agreement without incurring prepayment penalties. The loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California.

We have evaluated and will continue to evaluate the acquisitions of products, technologies or business that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays. For example in the third quarter of 2007, our Board of Directors authorized a $4.0 million stock repurchase program, of which there remains $1.3 million available for future purchases. There were no repurchases under this program in the quarterly period July 3, 2010. We believe our cash, cash equivalents and borrowing availability will be sufficient to meet our liquidity needs through at least the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, James P. Moniz, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of July 3, 2010 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that certain of our products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to their claim. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of our defense we have filed a request for re-examination of two of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). In March 2006, we filed a motion for and was granted a stay in the patent litigation case until such re-examination is completed. On July 28, 2008, the PTO issued a Notice of Intent to issue a Reexamination Certificate for one of the KLA patents, and subsequently on June 23, 2009 issued an additional Notice of Intent to issue a Reexamination Certificate on the second of three patents. The reexamination of the final KLA patent-in-suit remains pending and on September 21, 2009 we filed an additional request for re-examination relating to this patent. The case has been stayed, and we are waiting for a response from the Patent and Trademark Office before taking any additional action. In all three of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims and KLA has amended the claims in response.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission on March 26, 2010. The risks described in our Annual Report in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase any shares of our common stock during the three and six months periods ended July 3, 2010.

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

Dated: August 13, 2010

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