Form 10-Q
period 2010-10-02
NANOMETRICS INC
filed 2010-11-12
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

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

As of November 09, 2010 there were 22,218,110 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED OCTOBER 2, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	As of October 2, 2010	As of January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$63,996	$43,526
Accounts receivable, net of allowances of $59 and $241, respectively	41,692	23,047
Inventories	38,217	31,472
Inventories- delivered systems	320	1,175
Assets held for sale	—	220
Prepaid expenses and other	2,704	2,182
Deferred income tax assets	245	245

Total current assets	147,174	101,867
Property, plant and equipment, net	34,477	36,365
Intangible assets, net	5,899	7,067
Deferred income tax assets	537	612
Other assets	1,263	1,559

Total assets	$189,350	$147,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,865	$5,762
Accrued payroll and related expenses	8,715	4,012
Deferred revenue	2,284	5,162
Other current liabilities	7,551	8,952
Income taxes payable	489	173
Current portion of debt obligations	561	343

Total current liabilities	31,465	24,404
Deferred revenue	3,036	646
Other long-term liabilities	2,958	2,927
Debt obligations	9,612	12,739

Total liabilities	47,071	40,716

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 22,170,083 and 21,506,791, respectively, issued and outstanding	22	21
Additional paid-in capital	223,436	218,308
Accumulated deficit	(83,128)	(112,948)
Accumulated other comprehensive income	1,949	1,373

Total stockholders’ equity	142,279	106,754

Total liabilities and stockholders’ equity	$189,350	$147,470

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues:
Products	$44,403	$16,303	$116,355	$29,140
Service	9,532	9,511	25,580	21,248

Total net revenues	53,935	25,814	141,935	50,388

Costs of net revenues:
Cost of products	19,159	8,348	50,043	17,249
Cost of service	5,379	3,533	13,941	10,353

Total costs of net revenues	24,538	11,881	63,984	27,602

Gross profit	29,397	13,933	77,951	22,786
Operating expenses:
Research and development	4,601	4,100	14,101	10,394
Selling	5,734	3,959	15,822	10,832
General and administrative	4,801	3,967	13,740	11,427
Amortization of intangible assets	368	418	1,168	1,124
Asset impairment	75	—	463	1,899
Restructuring charge	—	—	—	1,134

Total operating expenses	15,579	12,444	45,294	36,810

Income (loss) from operations	13,818	1,489	32,657	(14,024)

Other income (expense)
Interest income	31	12	78	39
Interest expense	(355)	(559)	(1,192)	(1,106)
Other, net	(53)	546	705	(1,395)

Total other income (expense), net	(377)	(1)	(409)	(2,462)

Income (loss) before income taxes	13,441	1,488	32,248	(16,486)
Provision (benefit) for income taxes	1,114	(83)	2,428	(463)

Net income (loss)	$12,327	$1,571	$29,820	$(16,023)

Net income (loss) per share:
Basic	$0.56	$0.08	$1.37	$(0.87)

Diluted	$0.53	$0.08	$1.30	$(0.87)

Shares used in per share calculation:
Basic	21,978	18,598	21,729	18,513

Diluted	23,168	19,398	22,890	18,513

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine-Months Ended
	October 2, 2010	September 26, 2009
Cash flows from operating activities:
Net income (loss)	$29,820	$(16,023)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,462	4,484
Asset impairment	463	1,899
Stock-based compensation	2,741	1,573
Excess tax benefit from equity awards	(664)	—
Loss (gain) on disposal of fixed assets	(193)	67
Provision for doubtful accounts receivable	136	430
Inventory write down	1,156	283
Deferred income taxes	113	(263)
Foreign exchange transaction (gain) loss	(523)	593
Changes in fair value of contingent payments to Zygo Corporation	471	288
Changes in assets and liabilities:
Accounts receivable	(18,443)	(4,366)
Inventories	(7,620)	1,862
Inventories-delivered systems	855	(1,090)
Prepaid expenses and other	(485)	30
Other assets	345	100
Accounts payable, accrued and other liabilities	11,477	(1,567)
Deferred revenue	(517)	1,990
Income taxes payable	1,093	(351)

Net cash provided by (used in) operations	24,687	(10,061)

Cash flows from investing activities:
Cash received from Tevet on escrow settlement	—	215
Payments to Zygo Corporation related to acquisition	(3,478)	—
Purchases of property, plant and equipment	(1,953)	(576)
Proceeds from sale of property, plant and equipment	492	9

Net cash used in investing activities	(4,939)	(352)

Cash flows from financing activities:
Borrowings from line of credit	—	7,000
Repayment of line of credit	—	(3,500)
Repayments of debt obligations	(2,909)	(236)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,883	268
Stock offering cost	(28)	—
Excess tax benefit from equity awards	664	—
Taxes paid on net issuance of stock awards	(249)	—
Repurchases of common stock	(1,320)	—

Net cash provided by financing activities	41	3,532
Effect of exchange rate changes on cash and cash equivalents	681	108

Net increase (decrease) in cash and cash equivalents	20,470	(6,773)
Cash and cash equivalents, beginning of period	43,526	23,980

Cash and cash equivalents, end of period	$63,996	$17,207

See Notes to Unaudited Condensed Consolidated Financial Statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Nature of Business – Nanometrics Inc. and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) is a leading supplier of advanced process control metrology systems used primarily in the manufacturing of semiconductors, solar photo-voltaics (“PV”), high-brightness LEDs (“HB-LED”), advanced wafer scale packaging, as well as by customers in the silicon wafer and data storage industries. Nanometrics’ standalone and integrated metrology systems measure various thin film properties, critical dimensions, overlay control and optical, electrical and material properties, including the structural composition of silicon, compound semiconductor and PV devices, during various steps of the manufacturing process. These systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.

Nanometrics was incorporated in California in 1975, and reincorporated in Delaware in 2006. The Company is a pioneer and innovator in the field of optical metrology, and has an extensive installed base of over 6,000 systems in over 150 production factories worldwide.

Basis of Presentation - The accompanying Condensed Consolidated Financial Statements (“financial statements”) of the Company have been prepared on a consistent basis with the audited condensed consolidated financial statements as of January 2, 2010 and include all adjustments, necessary to fairly present the information set forth therein (which include only normal recurring adjustments). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 2, 2010, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010.

Subsequent Events – On October 8, 2010, the State of California legislature approved the 2010-2011 budget bills, which included various income tax provisions, including suspending utilization of net operating loss carry forwards. The Company is currently evaluating the impact of this legislation on its financial statements.

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

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. The Company derives revenue from the sale of process control metrology systems (“Product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “Service revenue”). Upgrades are a group of parts that change the existing configuration of a product and are included in Service revenue. They are distinguished from Product revenue, which consists of complete, standalone process control metrology systems (the “system(s)”). Nanometrics’ systems consist of hardware and of software which is incidental to the systems; and the Company periodically reviews the software element of the systems to ascertain whether the software continues to be incidental. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer, which usually occurs upon delivery, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria, and all other recognition criteria has been met. This occurs at the time of shipment as the terms are FOB shipping point. For initial sales of product where the Company has not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs.

As part of its customer service, the Company sells software that is considered to be an upgrade to the customer’s existing system. Such software is specific to the type of tool being upgraded and cannot be used in other tools. Software is not a significant focus of the Company’s product offerings and marketing efforts, and the Company does not provide post-sale customer service. Revenue on software upgrades is recognized when the software is delivered to the customer, provided that all other recognition criteria have been met.

All of the Company’s products are assembled prior to shipment to customers. The Company often performs installation for its customers; however such installation is immaterial to the Company’s revenue and operations as it may also be performed by third parties and is not considered essential to the functionality of the equipment.

Revenue related to spare part sales is recognized upon shipment. Revenue related to billable service is recognized as the services are performed and, if billable service and spare parts are sold together, revenue is recognized when both the parts are delivered and the service is completed. Service contracts may be purchased by the customer during or after the warranty period, and for service contracts, revenue is recognized ratably over the service contract period. Revenue on upgrades (including software upgrades) is recognized when the upgrade has been delivered to the customer. For initial upgrade sales where the Company has not previously met the defined customer specified acceptance criteria, if any, revenue is recognized upon the earlier of receipt of written customer acceptance or the expiration of the contractual acceptance period. On occasion, customers request a warranty period longer than the Company’s standard 12 month warranty. In those instances where extended warranty services are separately quoted to the customer, the associated revenue is deferred and recognized as service revenue ratably over the term of the contract. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue. The Company generally does not provide customers with any return rights.

In cases where the Company can ascertain the fair value of all the elements, and certain elements of a sales arrangement are not delivered and accepted at the same time, the relative fair value of the undelivered element is deferred until that element is delivered and accepted by the customer. In multiple-element arrangements where the Company only has fair value of the undelivered elements, the residual method is applied. In order to recognize revenue associated with delivered elements, the following criteria must be met: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) delivery or performance of the undelivered item(s) is considered probable and is substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until the above criteria have been met or all elements have been delivered to the customer. Objective and reliable evidence of the fair value of an element is based on the amounts for which the Company sells equivalent products or services on a standalone basis.

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “accumulated other comprehensive income” as a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other Income” in the condensed consolidated statements of operations in the quarter incurred and consist of a $0.2 million loss and $0.3 million gain for the three and nine month periods ended October 2, 2010, respectively, and a gain of $0.5 million and a loss of $1.4 million for the three and nine month periods ended September 26, 2009, respectively. In accordance with FASB Accounting Standards Codification (ASC) 830 Foreign Currency Matters (ASC 830), which requires that when intercompany loans are no longer considered to be of a long-term investment nature, any changes in foreign currency rates for such loans are to be recorded as a period charge in the statement of operations rather than a component in equity.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and reasons for the transfers, and (2) a gross presentation of activity within Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, comparative disclosures are required for periods after initial adoption. The Company is currently evaluating the impact of this arrangement on its revenue recognition policies, as well as the impact on its financial statements.

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

The new standards are effective for revenue recognition arrangements that began or are changed in fiscal years starting after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of these amendments on its revenue recognition policies, as well as the impact on its financial statements.

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy (in thousands):

As of October 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$13,310	$—	$—	$13,310
Money market account	50,686	—	—	50,686

Total cash and cash equivalents	63,996	—	—	63,996

Total financial assets	$63,996	$—	$—	$63,996

Fair value of contingent payments to Zygo Corporation	$—	$—	$2,713	$2,713

Total financial liabilities	$—	$—	$2,713	$2,713

As of January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$8,609	$—	$—	$8,609
Money market account	34,917	—	—	34,917

Total cash and cash equivalents	43,526	—	—	43,526

Total financial assets	$43,526	$—	$—	$43,526

Fair value of contingent payments to Zygo Corporation	$—	$—	$5,688	$5,688

Total financial liabilities	$—	$—	$5,688	$5,688

Changes in the Company’s Level 3 liabilities were as follows (in thousands):

Level 3
Fair value at December 27, 2008	$—
Fair value of deferred and contingent payment related to Zygo acquisition	5,092
Change in fair value included in earnings	596

Fair value of Level 3 liability at January 2, 2010	5,688
Payments made to Zygo Corporation	(3,446)
Adjustments and change in the fair value of contingent payments	471

Fair value at October 2, 2010	$2,713

Note 4. Acquisitions

Zygo acquisition

On June 17, 2009 (“acquisition date”), Nanometrics announced that it had purchased inventory and certain other assets of Zygo Corporation (“Zygo”) and that the two companies had entered into a supply agreement. The supply agreement is an exclusive Original Equipment Manufacturer (“OEM”) arrangement in which Zygo will provide interferometer sensors to Nanometrics for incorporation into the Unifire™ line of products as well as the Nanometrics family of automated metrology systems. The arrangement is structured as an asset transfer and exclusive OEM supply agreement aimed at wafer-based markets. Nanometrics will assume all inventory and customer sales and support responsibilities and Zygo will provide measurement sensors for integration by Nanometrics. By completing this acquisition, Nanometrics anticipates expanding its served markets to include the high end of dimensional control metrology for the rapidly-growing back-end-of-line packaging market, while also enhancing our product offerings to front-end-of-line metrology customers.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the fair value of consideration recorded and the fair value of acquired assets (in thousands):

Amounts
Assets acquired:
Tangible assets:
Inventories – raw materials	$2,014
Property, plant and equipment – machinery and equipment	1,378

Total tangible assets acquired	3,392

Intangible assets:
Developed technology	1,362
Customer relationships	338

Total intangible assets acquired	1,700

Total assets acquired	$5,092

The fair value of the purchase consideration at the time of the acquisition was $5.1 million, which consisted of deferred payments to Zygo for inventory and fixed assets, as well as future royalty and sustaining engineering support fees. The future royalty and sustaining engineering support fees are considered contingent consideration. On the acquisition date, the consideration was recorded as a liability on the Company’s consolidated balance sheet at January 2, 2010, with $3.1 million being recorded as a current liability and $2.0 million being recorded as a long term liability.

The Company was required to make payment to Zygo after each sale of the Company’s product which incorporates inventory acquired from Zygo. If the Company did not sell sufficient products that incorporate the acquired inventory from Zygo, within one year from the acquisition date, the Company was required to remit the remaining unpaid portion relating to inventory and fixed assets at that time. The purchase agreement also stipulated that if the Company received greater than $5.0 million in a financing transaction, 20% of the financing proceeds, not to exceed $2.0 million, must be paid to Zygo for any unpaid portion of the amounts related to inventory and fixed assets. In December 2009, the Company completed a common stock offering with net proceeds of $23.3 million, therefore, $2.0 million became immediately due and payable to Zygo. The $2.0 million payment was made to Zygo on January 7, 2010. In March 2010, the Company sold products that incorporate the acquired inventory from Zygo, and therefore, the remaining unpaid portion relating to inventory and fixed assets of $1.4 million became due and was paid by the Company to Zygo on April 15, 2010.

In addition, the Company agreed to pay Zygo a royalty based on net revenues of approved products and the expected sustaining engineering payments based on volumes of heads purchased from Zygo starting in 2010 and over a 10 year period. Our payments to Zygo Corporation over the next 10 years may be up to $6.8 million depending on the numbers of tools sold. For the nine-month period ended October 2, 2010, the Company made royalty payments of $0.1 million to Zygo. The fair value of the future royalty and sustaining engineering support fees was determined using a relief from royalty method based on the following: (a) the amount of the acquired assets that the business will generate, and (b) a discount rate of 20 percent, which was utilized to adjust the royalty and sustaining engineering payments to their present value, based on the consideration of both a weighted average cost of capital calculation and venture capital rates.

The fair value of inventory acquired from Zygo, which consisted of raw materials, was $2.0 million. Recent purchases by the Company of raw material were considered a reasonable proxy for fair value. The fair value of demonstration equipment was $1.4 million as determined by considering the purchase date and recent usage of the products. Fair value of developed technology of $1.4 million and customer relationships of $0.3 million were determined by a similar methodology to the methodology used above for calculating contingent consideration, with the following assumptions of (a) royalty rate of 3 percent, and (b) discount rate of 30 percent, and will be amortized over a period of 10 years on a straight-line basis and over a two years on an accelerated basis, respectively. Amortization expense of $0.4 million was recorded for the acquired intangible assets from the Zygo transaction from the acquisition date to October 2, 2010, including $0.2 million during the nine-month period ended October 2, 2010.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following unaudited pro forma summary presents consolidated information of Nanometrics as if the business combination had occurred at the beginning of the respective periods (in thousands, except per share amounts):

	Proforma
	Three months ended September 26, 2009	Nine months ended September 26, 2009
Net revenues	$25,814	$52,545
Net income (loss)	1,571	(19,751)
Net loss per share:
Basic	$0.08	$(1.07)
Diluted	$0.08	$(1.07)

Note 5. Asset Held for Sale

In May 2009, the Company decided to close the Pyeongtek, South Korea manufacturing facility due to the prevailing industry and economic conditions facing the semiconductor industry at that time. The premises were vacated prior to the end of the second quarter 2009. The facility in South Korea met all the requirements as long-lived assets held for sale and the Company ceased recording depreciation on the facility. The fair value of the South Korean manufacturing facility was determined using a cost approach and a sale comparison approach. The cost approach uses the characteristics of the facility to determine the cost of replacement if the facility were new, adjusted for depreciation to date considering the age of the facility. The sale comparison approach considers market comparable sales activity. An average of the two approaches was used to determine the facility fair value of approximately $0.2 million, which included an estimate for selling costs at 10% of the building fair value. An impairment loss of $1.9 million was recorded on the South Korean facility for the second quarter of 2009. On April 29, 2010, the sale of the property was completed and a gain on the sale of $0.2 million was recorded in the second quarter of 2010.

Note 6. Restructuring Charge

The Company did not incur a restructuring charge for the nine-month period ended October 2, 2010.

For the nine-month period ended September 26, 2009, the Company reduced the global workforce by a total of 76 employees, and recorded a restructuring charge of $1.1 million.

Severance and Other Benefits (in thousands)
Reserve balance at December 27, 2008	$80
Restructuring charges	1,134
Cash paid	(1,214)

Reserve balance at September 26, 2009	$—

Note 7. Accounts Receivable

The Company maintains arrangements under which eligible accounts and notes receivable are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. After transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. These agreements met the criteria of a sale of such assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will not be collectible. The Company pays administrative fees as well as interest rates ranging from 1.35% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $3.9 million and $6.9 million of receivables, respectively, during the three months periods ended October 2, 2010 and September 26, 2009 and sold $0.8 million and $5.3 million of receivables, respectively during the six month periods ended October 2, 2010 and September 26, 2009. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at October 2, 2010 and January 2, 2010.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market and consist of the following (in thousands):

	October 2, 2010	January 2, 2010
Raw materials and sub-assemblies	$18,481	$19,006
Work in process	9,783	4,286
Finished goods	9,953	8,180

Total inventories	$38,217	$31,472

The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories—delivered systems.”

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	October 2, 2010	January 2, 2010
Land	$15,570	$15,583
Building and improvements	18,659	18,575
Machinery and equipment	13,634	14,424
Furniture and fixtures	2,398	2,295
Capital in progress	2,486	1,850

Total property, plant and equipment, gross	52,747	57,727
Accumulated depreciation and amortization	(18,270)	(16,362)

Total property, plant and equipment, net	$34,477	$36,365

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

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of October 2, 2010 and January 2, 2010 consist of the following (in thousands):

	Adjusted cost as of October 2, 2010	Accumulated amortization as of October 2, 2010	Net carrying amount as of October 2, 2010
Developed technology	$8,681	$(4,581)	$4,100
Customer relationships	8,521	(7,331)	1,190
Brand names	1,927	(1,340)	587
Patented technology	1,790	(1,790)	—
Trademark	80	(58)	22

Total	$20,999	$(15,100)	$5,899

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Adjusted cost as of January 2, 2010	Accumulated amortization as of January 2, 2010	Net carrying amount as of January 2, 2010
Developed technology	$8,681	$(3,934)	$4,747
Customer relationships	8,521	(6,924)	1,597
Brand names	1,927	(1,232)	695
Patented technology	1,790	(1,790)	—
Trademark	80	(52)	28

Total	$20,999	$(13,932)	$7,067

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which are computed using an accelerated method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three-month period ended October 2, 2010 and September 26, 2009 was $0.4 million and $0.4 million, respectively.

The estimated future amortization expense as of October 2, 2010 is as follows (in thousands):

Fiscal Years
2010 (remaining three months)	$389
2011	1,362
2012	1,185
2013	1,027
2014	668
2015	597
Thereafter	671

Total amortization	$5,899

Note 11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	October 2, 2010	January 2, 2010
Accrued warranty	$2,997	$1,200
Accrued professional services	880	1,021
Customer deposits	692	1,601
Fair value of deferred payments to Zygo Corporation related to acquisition (Note 4)	764	3,655
Other	2,218	1,475

Total other current liabilities	$7,551	$8,952

Note 12. Line of Credit and Debt Obligations

Debt obligations consist of the following (in thousands):

	October 2, 2010	January 2, 2010
Line of Credit
Borrowing from Line of Credit	$—	$—
Debt Obligations
Milpitas building mortgage	10,173	13,082

Total debt obligations	10,173	13,082
Current portion of debt obligations	(561)	(343)

Long-term debt obligations	$9,612	$12,739

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2007, the Company entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15.0 million. On April 30, 2009, Nanometrics re-negotiated its revolving line of credit facility to extend the maturity date of the facility by an additional two years, to April 30, 2011. On June 15, 2009, the Company amended the financial covenants governing the credit facility to reduce the net tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, the Company amended the revolving line of credit facility to (i) increase the maximum principal amount available thereunder from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.

The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of October 2, 2010 was $20.0 million. As of October 2, 2010, the Company was not in breach of any restrictive covenants in connection with its line of credit and debt obligations. There are no outstanding amounts drawn on this facility as of October 2, 2010. Although the Company has no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance pursuant to which it borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprised of the Company’s principal offices in Milpitas, California.

According to the terms of the loan agreement, the Company can make pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. During the three month period ended October 2, 2010, in addition to the monthly principal and interest payments due under the agreement, the Company made a $2.6 million pre-payment towards the principal amount of the loan.

At October 2, 2010, future annual maturities of all debt obligations were as follows (in thousands):

Fiscal years
2010 (remaining three months)	$135
2011	572
2012	614
2013	538
2014	393
2015	414
Thereafter	7,507

Total	$10,173

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Weighted average common shares outstanding used in basic net loss per share calculation	21,978	18,598	21,729	18,513
Potential dilutive common stock equivalents, using treasury stock method	1,190	800	1,161	—

Shares used in diluted net income (loss) per share computation	23,168	19,398	22,890	18,513

For the three and nine month periods ended October 2, 2010 and September 26, 2009, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 0.8 million and 0.6 million in the three and nine month periods ended October 2, 2010 and 2.3 million and 2.5 million for three and nine month periods ended September 26, 2009.

Note 14: Stock Repurchase Program

During the third fiscal quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase shares of its common stock with an aggregate value of up to $4.0 million. During the fiscal year 2009, the Company did not repurchase any of its common shares in the open market. During the three month period ended October 2, 2010, the Company repurchased and retired 96,492 of its common shares at an average price of $13.62 per share, for a total consideration of $1.3 million, thereby utilizing all remaining funds available under the 2007 Stock Repurchase Program.

Note 15. Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Cost of products	$30	$78	$90	$30
Cost of service	44	30	149	136
Research and development	135	218	387	330
Selling	170	142	417	421
General and administrative	231	384	1,698	656

Total stock-based compensation expense	$610	$852	$2,741	$1,573

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Stock Options
Expected life	4.56 years	3.68 years	4.48 years	3.92 years
Volatility	74.88%	70.20%	73.48%	65.49%
Risk free interest rate	1.56%	1.74%	2.28%	1.91%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	67.43%	89.56%	80.34%	89.56%
Risk free interest rate	0.22%	0.94%	0.20%	0.94%
Dividends	—	—	—	—

The weighted average fair value per share of the stock options awarded in the three and nine month periods ended October 2, 2010 was $7.30 and $6.19, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the quarter ended October 2, 2010 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at January 2, 2010	2,953,294	$5.95	5.10	$16,692
Exercised	(665,058)	5.36
Granted	566,968
Cancelled	(85,534)

Outstanding at October 2, 2010	2,769,670	$6.94	5.14	$22,427

Exercisable at October 2, 2010	1,400,610	$7.02	4.58	$11,269

During the three-month period ended October 2, 2010, the Company granted 16,666 Restricted Stock Units (“RSUs”), which vest on the one year anniversary of the vesting commencement date identified in the applicable grant document. During the first quarter of this year, 33,920 RSUs were issued to settle accrued bonus liabilities. As of October 2, 2010, there were 74,705 RSUs outstanding.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.00 as of October 2, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine month periods ended October 2, 2010 was $3.3 million and $4.7 million, respectively, and for the three and nine month periods ended September 26, 2009 was $0.1 million each.

In September 2009, the Company completed an offer to exchange certain employee stock options under Nanometrics’ Option Exchange Program (the “Option Exchange Program”). Under the Option Exchange Program, certain previously granted options were exchanged by eligible option holders for new options with a lower exercise price using the following exchange ratios: (a) 2 replacement options were provided for every 3 options surrendered with an original exercise price less than or equal to $10.00, and (b) 1 replacement option was provided for every 2 options surrendered with an original exercise price greater than $10.00.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the Option Exchange Program, a total of 448,945 options to purchase shares of common stock were tendered for exchange, and 237,838 options to purchase shares of common stock were issued. A total of 103 employees participated in the Option Exchange Program. Options granted pursuant to the Option Exchange Program have an exercise price of $7.50, which price is based on the NASDAQ closing price of the Company’s common stock on September 3, 2009. For options granted pursuant to the Option Exchange Program, one third vested immediately on the re-grant date, and the remaining two thirds will vest on a monthly basis beginning on the 13th month anniversary through the 36th month anniversary of the re-grant date; provided, that the individual remains employed by the Company during that period. The incremental stock based compensation from the Option Exchange Program was $0.2 million which will be recorded ratably over the requisite service period of three years.

Note 16. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss)	$12,327	$1,571	$29,820	$(16,023)
Foreign currency translation adjustments, net of tax	1,141	(196)	576	1,497

Total comprehensive income (loss)	$13,468	$1,375	$30,396	$(14,526)

All of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 17. Warranties

Product Warranty – The Company sells the majority of its products with a 12-month repair or replacement warranty from the date of acceptance. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors. Components of the warranty accrual, which was included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Nine Months Ended
	October 2, 2010	September 26, 2009
Balance as of beginning of period	$1,200	$2,075
Actual warranty costs incurred	(1,881)	(1,416)
Accruals for warranties issued during the period	3,648	1,065
Aggregate changes in liability relating to pre-existing warranties	30	(466)

Balance as of end of period	$2,997	$1,258

Note 18. Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes, (formerly known as “FAS 109”). The Company’s effective tax rate as of the 3 months ended October 2, 2010 is based on the estimated annual effective tax rate. The estimated annual effective tax rate for the year ending January 1, 2011 is currently expected to be approximately 7%. The Company’s income tax provision (benefit) for the three-month period ended October 2, 2010 and September 26, 2009 was $1.1 million and ($0.1 million), respectively.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s income tax provision (benefit) for the nine month period ended October 2, 2010 and September 26, 2009, was $2.4 million and ($0.5 million), respectively. The effective income tax rate for the nine month period ended October 2, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, foreign tax withholding, and subpart F income which were offset by change in valuation allowance, domestic manufacturing deduction, and federal income tax rates in excess of foreign income tax rate. The effective income tax rate for the nine month period ended September 26, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and foreign tax withholding which were offset by valuation allowance and federal income tax rates in excess of foreign income tax rate.

As of October 2, 2010, the Company continued to have a valuation allowance against its net deferred tax assets in the US and certain foreign jurisdictions as a result of uncertainties regarding the realization of the asset balance due to losses during the year ended January 2, 2010 and prior, the variability of operating results, and uncertainty of future results. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance may adjust the effective tax rate in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carry-forwards and tax credits. The Company is currently projecting to utilize a significant portion of their US and state net operating loss carry-forward in the current fiscal year.

On October 8, 2010 the California legislature approved the 2010-2011 budget bills, which included various income tax provisions, including suspending utilization of net operating loss carry-forwards. The Company is currently evaluating the impact of this legislation on its financial statements.

Note 19. Contingencies

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims and KLA has amended the claims in response.

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is de minimis. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of October 2, 2010 and September 26, 2009.

Note 20. Geographic and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Total net revenues:
United States	$22,801	$6,311	$57,204	$15,196
Japan	3,355	1,900	13,133	8,803
South Korea	13,318	13,853	40,628	17,970
Taiwan	4,930	1,257	11,445	2,107
China	6,518	1,491	13,452	2,313
Europe	2,016	414	3,883	2,917
All other	997	588	2,190	1,082

Total net revenues*	$53,935	$25,814	$141,935	$50,388

*	Net revenues are attributed to countries based on the deployment and service locations of systems.

	October 2, 2010	January 2, 2010
Long lived assets
United States	$32,716	$34,252
Japan	542	819
South Korea	1,174	1,148
Taiwan	65	66
Europe	1,063	1,450
China	7	12
All Other	173	177

Total long lived assets**	$35,740	$37,924

**	Long-lived assets include tangible assets only.

The following customers accounted for 10% or more of total accounts receivable:

	October 2, 2010	January 2, 2010
Hynix Semiconductor, Inc	21.6%	12.7%
Intel Corporation	11.3%	16.1%
Samsung Semiconductor, Inc	10.9%	30.5%

The following customers accounted for 10% or more of total revenue:

	Three-Months Ended		Nine-Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Samsung Electronics Co. Ltd.	19.1%	48.5%	23.3%	31.7%
Intel Corporation	16.4%	14.8%	20.3%	* **
Hynix Semiconductor, Inc.	13.3%	* **	14.6%	10.7%

***	The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three and nine-month periods ended October 2, 2010 and September 26, 2009

Total net revenues - Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended				Nine-Months Ended
	October 2, 2010	September 26, 2009	Changes In		October 2, 2010	September 26, 2009	Changes In
			Amount	%			Amount	%
Automated Metrology	$33,347	$13,509	$19,838	146.9%	$89,181	$20,234	$68,947	340.7%
Integrated Systems	5,386	1,214	4,172	343.6%	10,288	2,276	8,012	352.0%
Material Characterization	5,670	1,580	4,090	258.9%	16,886	6,630	10,256	154.7%

Total Product Revenue	44,403	16,303	28,100	172.4%	116,355	29,140	87,215	299.3%
Service	9,532	9,511	21	0.2%	25,580	21,248	4,332	20.4%

Total Net Revenues	$53,935	$25,814	$28,121	108.9%	$141,935	$50,388	$91,547	181.7%

For the three and nine month periods ended October 2, 2010, net revenues from automated metrology increased by $19.8 million and $68.9 million from the comparable periods of 2009. The increase in Automated Metrology was largely driven by multi-system orders and technology upgrades from leading worldwide semiconductor companies in both the memory and logic sectors, and strong sales of our thin-film and OCD systems, increasing traction with our Caliper overlay product and Lynx platform, and further penetration into high-growth segments such as high-brightness LEDs. Net revenues from our integrated systems increased by $4.2 million and $8.0 million from the comparable periods of 2009, net revenues from our material characterization increased by $4.1 million and $10.3 million from comparable periods of 2009, due mainly to increased market demand. Sales of our Integrated Systems and our Material Characterization systems are highly dependent on, and driven by, manufacturing companies expanding their capacity. Product revenues increased by $28.1 million and $87.2 million for the three month period and nine month periods ended October 2, 2010, respectively.

Service revenues were relatively flat for the three month period ended October 2, 2010 from the comparable period of 2009, but increased by $4.3 million for the nine month period ended October 2, 2010 over the comparable period of 2009 as a result of higher in-the-field tool upgrades.

Gross margins. Our gross margin breakdown was as follows:

	Three-Months Ended		Nine-Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Products	56.9%	48.8%	57.0%	40.8%
Services	43.6%	62.9%	45.5%	51.3%

The product gross margin for the three and nine month periods ended October 2, 2010 of 56.9% and 57.0%, respectively, increased from 48.8% and 40.8% from the comparable periods of 2009. For the three month comparative periods the 8.1% increase in gross margin was comprised of a 0.6% increase due to a product mix favoring higher margin products and a 7.5% increase due to a combination of higher absorption due to larger manufacturing volumes, lower warranty and installation costs as a percentage of product sales and lower manufacturing material variances as a percentage of product revenue related to purchase price variances, work order variances and scrap which was partially offset by increased royalty payments. For the nine month comparative periods the 16.2% increase in gross margin was comprised of a 2.1% increase due to a product mix favoring higher margin products and a 14.1% increase due to a combination of higher absorption due to larger manufacturing volumes, lower manufacturing material variances as a percentage of product revenue related to purchase price variances, work order variances and scrap which was partially offset by increased royalty payments.

The gross margin for our services business decreased to 43.6% and 45.5% for the three and nine month periods ended October 2, 2010 as compared to gross margins of 62.9% and 51.3% for the comparable periods of 2009, which was due to a shift from higher margin upgrades to lower margin upgrades.

Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended				Nine-Months Ended
	October 2, 2010	September 26, 2009	Changes in		October 2, 2010	September 26, 2009	Changes in
			Amount	%			Amount	%
Research and development	$4,601	$4,100	$501	12.2%	$14,101	$10,394	$3,707	35.7%
Selling	5,734	3,959	1,775	44.8%	15,822	10,832	4,990	46.1%
General and administrative	4,801	3,967	834	21.0%	13,740	11,427	2,313	20.2%
Amortization of intangible assets	368	418	(50)	(11.9)%	1,168	1,124	44	3.9%
Asset impairment	75	—	75	100.0%	463	1,899	(1,436)	(75.6)%
Restructuring charge	—	—	—	—	—	1,134	(1,134)	(100.0)%

Total operating expenses	$15,579	$12,444	$3,135	25.2%	$45,294	$36,810	$8,484	23.1%

Research and development. Research and development expenses increased by $0.5 million for the three month period ended October 2, 2010 over the comparable period in 2009 primarily due to increases in labor costs of $0.5 million, consulting costs of $0.2 million and facilities costs of $0.2 million. These increases were partially offset by a decrease in depreciation of $0.2 million and a $0.1 million decrease in stock based compensation.

Research and development expenses increased by $3.7 million for the nine month period ended October 2, 2010 over the corresponding period in 2009 primarily due to a $1.8 million increase in labor costs, a $0.8 million increase in development costs due to consulting, a $0.6 million increase in facilities costs and a $0.4 million increase in the cost of materials.

Selling. Selling expenses increased by $1.8 million for the three month period ended October 2, 2010 as compared to the corresponding period in 2009; which increase was a result of increased labor cost of $0.9 million, a $0.4 million increase in travel expenses, an increase of $0.3 million in bonus and commissions (as a result of increased revenue and headcount), and a $0.1 million increase each in the categories of materials and depreciation.

Selling expenses increased by $5.0 million for the nine month period ended October 2, 2010 over the corresponding period in 2009 as a result of increased labor costs of $3.8 million due to increased salaries, bonuses and commissions, a $0.9 million increase in travel costs, and $0.2 million attributed to expensing small tools and laptops.

General and administrative. General and administrative expenses increased by $0.8 million for the three month period ended October 2, 2010 compared to the corresponding period in 2009, which increase was primarily due to a $0.4 million increase in labor costs, $0.6 million in increased bonuses and commissions, and a $0.1 million increase in travel expenses. These increases were partially offset by decreased legal and professional expenses of $0.3 million.

General and administrative expenses increased by $2.3 million for the nine month period ended October 2, 2010 over the comparable period in 2009 mainly due to a $1.0 million increase in stock based compensation, $0.9 million in increased bonus expenses, $0.6 million in increased labor costs and $0.6 million in increased facilities cost. This increase was partially offset by a decrease in professional and consulting fees of $0.5 million.

Amortization of intangible assets. Amortization of intangible assets were relatively flat for the three and nine month periods ended October 2, 2010 when compared to the same periods in 2009.

Asset impairment. During the three and nine month periods ended October 2, 2010, we recognized impairment charges of $0.1 million and $0.5 million related to write-offs of various in-house developed software.

During the comparable nine month periods ended September 26, 2009, we recognized impairment charges of $1.9 million which were related to the write-off of fixed assets and the closure of our manufacturing facility in South Korea.

Restructuring charge. There were no restructuring charges during the nine months ended October 2, 2010. During the nine month period ended September 26, 2009, the Company recorded a total of $1.1 million in restructuring charges related to personnel downsizing and other measures taken by the Company in response to declining global economic conditions.

Operating Income (Loss):

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended				Nine-Months Ended
	October 2, 2010	September 26, 2009	Changes in		October 2, 2010	September 26, 2009	Changes in
			Amount	%			Amount	%
Interest income	$31	$12	$19	157.3%	$78	$39	$39	100.0%
Interest expense	(355)	(559)	204	36.4%	(1,192)	(1,106)	(86)	7.8%
Other, net	(53)	546	(599)	(109.6)%	705	(1,395)	2,100	(150.6)%

Total operating income (expense)	$(377)	$(1)	$(376)	(37600.0)%	$(409)	$(2,462)	$2,053	(83.4)%

For the nine month periods ended October 2, 2010 compared to the comparable periods of 2009, we incurred higher interest expense due to interest accrual on the Zygo liability and the Company’s borrowing of $13.5 million in connection with a mortgage against our headquarter premises. Interest expense for the three month period ended October 2, 2010 was lower than the interest expense in the comparative prior year period because we made a $2.6 million pre-payment during the quarter, which reduced the principal amount under the loan. Also included in interest expense is the imputed interest of $0.3 million on fair value of deferred payments to Zygo Corporation related to our acquisition of certain assets from Zygo. Foreign exchange losses for the nine month period ended September 26, 2009 of $1.4 million were due mainly to the recategorization of a loan between the Company and our subsidiary in Japan as the loan was no longer considered to be of a long-term investment nature as of the last day of the 2008 fiscal year.

Provision for income taxes. We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes, (formerly known as “FAS 109”). Our effective tax rate as of the three months ended October 2, 2010 is based on the estimated annual effective tax rate. The estimated annual effective tax rate for the year ending January 1, 2011 is currently expected to be approximately 7%. The Company’s income tax provision (benefit) for the three-month period ended October 2, 2010 and September 26, 2009 was $1.1 million and ($0.1 million), respectively. Our income tax provision (benefit) for the nine month period ended October 2, 2010 and September 26, 2009, was $2.4 million and ($0.5 million), respectively. The effective income tax rate for the nine month period ended October 2, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, foreign tax withholding, and subpart F income which were offset by change in valuation allowance, domestic manufacturing deduction, and federal income tax rates in excess of foreign income tax rate. The effective income tax rate for the nine month period ended September 26, 2009 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, and foreign tax withholding which were offset by valuation allowance and federal income tax rates in excess of foreign income tax rate.

As of October 2, 2010, we continue to have a valuation allowance against our net deferred tax assets in the US and certain foreign jurisdictions as a result of uncertainties regarding the realization of the asset balance due to losses during the year ended January 2, 2010 and prior, the variability of operating results, and uncertainty of future results. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance may adjust the effective tax rate in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carry-forwards and tax credits. We are currently projecting to utilize a significant portion of our US and state net operating loss carry-forward in the current fiscal year.

On October 8, 2010 the California legislature approved the 2010-2011 budget bills, which included various income tax provisions, including suspending utilization of net operating loss carry-forwards. We are evaluating the impact of this legislation on our financial statements.

Liquidity and Capital Resources

At October 2, 2010, our cash and cash equivalents totaled $64.0 million compared to $43.5 million as of January 2, 2010; we had working capital (current assets less current liabilities) of $115.7 million as of January 2, 2010 compared to $77.5 million at January 2, 2010

Cash provided by operating activities for the nine month period ended October 2, 2010 was $24.7 million, which was primarily due to net income of $29.8 million, and for non-cash charges related to depreciation and amortization of $4.5 million, stock based compensation of $2.7 million and $1.2 million from the write down of inventory. This was offset by an increase in working capital of $13.3 million primarily the result of an increase in accounts receivable of $18.4 million and inventory of $7.6 million, offset by a $11.5 million increase in trade payables.

Investing activities for the nine-month period ended October 2, 2010 required a cash outlay of $4.9 million, and included $3.5 million of payments to Zygo as a result of the acquisition and $2.0 million of cash outlays for capital equipment, which amounts were offset by $0.5 million in proceeds from the sale of our manufacturing facility in South Korea.

For the nine month period ended October 2, 2010, cash provided by financing activities was attributable to $3.9 million of cash receipts from stock option exercises and $0.7 million excess tax benefit. A total of $2.9 million of this cash was used to repay part of the principal on the mortgage on our headquarter building, $1.3 million was used for the repurchase of our stock, and $0.3 million was attributed to taxes paid on the net issuance of stock options.

In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan, and any accrued but unpaid interest, will be due on August 1, 2018. The loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California.

On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby Nanometrics has purchased inventory and certain other assets relating to Zygo business and the two companies have entered into a supply agreement. The Company will make payments to Zygo over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, James P. Moniz, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of October 2, 2010, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims and KLA has amended the claims in response.

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

On July 26, 2007, our Board of Directors approved the repurchase up to $4.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements and other market conditions.

We repurchased and retired 96,492 shares of our common stock in the month ended August 28, 2010 for an aggregate consideration of $1.3 million.

As of October 2, 2010 the entire $4.0 million approved for the repurchase of our shares had been used for the purpose.

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

Dated: November 12, 2010

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