Form 10-K
period 2011-01-01
NANOMETRICS INC
filed 2011-03-14
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

As of July 3, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the NASDAQ Global Market, was $165,932,240. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2011 was 22,679,369.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended January 1, 2011.

NANOMETRICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

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

Overview

Nanometrics is a leading provider of advanced, high-performance process control metrology systems used primarily in the fabrication of semiconductors, high-brightness LEDs, data storage devices and solar photovoltaics. Nanometrics’ automated and integrated metrology systems measure critical dimensions, device structures, overlay registration, topography and various thin film properties, including film thickness as well as optical, electrical and material properties. The company’s process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Nanometrics’ systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.

Nanometrics was incorporated in California in 1975, and reincorporated in Delaware in 2006. Nanometrics has been publicly traded since 1984 (NASDAQ: NANO). We have been a pioneer and innovator in the field of optical metrology. Nanometrics has an extensive installed base of over 6,500 systems in over 150 production factories worldwide. Our major customers and original equipment manufacturer (“OEM”) partners include Samsung Electronics Co. Ltd., Intel Corporation, Hynix Semiconductor, Inc., Applied Materials, Inc., IM Flash Technologies, Toshiba Corporation, Western Digital Corporation, Taiwan Semiconductor Manufacturing Company Limited, and Inotera Memories, Inc.

Additional information about Nanometrics is available on our website at http://www.nanometrics.com. The information that can be accessed through our website, however, is not part of this Annual Report. Our investor relations web page is located at http://www.nanometrics.com/investor.html. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available on our web page as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). In addition, the reports and materials that we file with the SEC are available at the SE’s website (http://www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

We participate in the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems used for semiconductor manufacturing. Semiconductor devices are primarily packaged as chips within electronic devices, including cell phones, MP3 players and personal computers. Chips are made up of semiconductor material layers integrating millions or billions of transistors and other electronic components, connected through a complex wiring scheme of small copper or aluminum wires, ultimately packaged into thin form factors to be mounted on circuit boards. Our core focus is the measurement and control of the structure, composition, and geometry of the devices from the transistor layer through advanced wafer-scale packaging to improve device performance and manufacturing yield. Our end customers manufacture many types of chips for a multitude of applications, each having unique manufacturing challenges. This includes chips to enable information processing and management (logic chips), memory storage (NAND, NOR, and DRAM), thin film head components for Hard Disk Drives, and analog devices (e.g., Wi-Fi and 3G radio chips).

Semiconductors are also the principal component in solar photovoltaic cells (Solar PV) for power generation and used in devices for power control (compound semiconductors) and HB-LEDs for consumer, architectural, and industrial lighting applications. Our systems measure properties of these devices for improving efficiency and manufacturing yield.

Demand for our products continues to be driven by our customers’ desire for higher overall chip performance, and improvements in power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The majority of our chip customers manufacture devices with features as small as 65nm to32nm, and in some cases our customers are implementing new materials and methods in high volume manufacturing, including high dielectric constant (or high-k) materials and double patterning lithography which have features as small as 22nm. The use of these new materials and methods require additional levels of process control and metrology and we believe has had the effect of increasing demand for our products. Currently, next-

generation devices with features as small as 22nm are in early production, which in turn likely will require new advancements in metrology capabilities. DRAM memory makers are shifting to 3x node production with development for 2x node devices ongoing. Non-volatile memory makers of NAND and NOR devices are ramping 2x node de vices into high volume manufacturing with work extending into early 1x node development. Foundry and logic manufacturers are ramping production of both 3x and 2x node devices, beginning investment into 1x node devices. Thin Film Head components for hard disk drives are being driven into new regimes to support next generation hard disk drives with ever increasing storage capacity requiring continued improvements in read and write head component scaling.

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

We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing industry. In furtherance of our goals, we have :

•	Introduced new products in every core product line and primary market served;

•	Restructured our business and practices for operational and earnings leverage;

•

Diversified our product line and served markets through acquisitions, such as the 2006 acquisition of Accent Optical Technologies, Inc. a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier serving both semiconductor and solar PV industries; and the 2009 acquisition of the Unifire™ product line from Zygo Corporation;

•	Continued development of new integrated measurement technologies for advanced fabrication processes; and

•	Researched and developed innovative applications of existing technology to new market opportunities within the solar PV, HB-LED, and data storage industries.

Nanometrics Products

We currently offer a complete line of systems to address the broad range of metrology requirements of the semiconductor manufacturing industry. In addition, we believe that our engineering expertise, strategic acquisitions, supplier alliances and short-cycle production strategies enable us to develop and offer advanced process control solutions in the future that should address industry advancement and trends.

Automated Standalone Systems

Our automated systems are made up of both semi-automated and fully automated metrology systems which are employed in high-volume and low-volume production environments. The Atlas® XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing thin film, wafer stress, optical critical dimension (“OCD”®), and diffraction-based overlay (“DBO”) for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD™ suite of solutions including our NanoDiffract® software and NanoGen® scalable computing engine that enables visualization, modeling, and analysis of complex structures. The Caliper Mosaic™ provides cost effective overlay metrology solutions, for today’s advanced 300mm overlay process technologies, and is available on our Lynx™ platform. The Unifire™ system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications.

We continue to offer automated products for 200mm factories running nominally at 90nm nodes and above, as well as systems supporting micro-electrical mechanical systems (“MEMS”). Our Q240AT is a 200mm overlay metrology system that incorporate the same measurement technology as the Caliper Mosaic™, which thereby extends the technology capability of our customers’ existing factories. The IVS®-185 system supports critical dimension and overlay measurements for semiconductor, MEMS, and HB-LED manufacturing. The NanoSpec® 9100 thin film measurement system is capable of handling wafers ranging in size from 75 to 200 mm in diameter, and is used in all segments of semiconductor manufacturing, including data storage head manufacturing.

System Platform

The Lynx™ cluster metrology platform enables improved cost of ownership to our customers by combining our Caliper Mosaic™ and IMPULSE® metrology systems in configurations to provide high throughput, reduced footprint systems for leading 300mm wafer metrology applications including OCD, DBO, overlay, and thin film process control.

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers and through OEM channels. The IMPULSE® system is our latest metrology platform for OCD, DBO, and thin film metrology and has been successfully qualified on numerous OEM platforms. Our 90x0 system is qualified for OEM and direct sales supporting thin film and OCD applications. Our NanoCD™ solutions suite is sold in conjunction with our IMPULSE® and 90x0 systems. Our Trajectory™ system provides in-line measurement of layers in thin film thickness and composition in solar cell and semiconductor applications.

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

Our metrology systems can be categorized as follows:

System	Market	Applications

System Platform

Lynx™	Semiconductor	Platform

OCD Analysis

NanoDiffract®	Semiconductor	OCD

NanoGen®	Semiconductor	OCD

Automated Standalone Systems

AtlasXP®/Atlas XP+®/ AtlasXPM®	Semiconductor	Film Thickness, Film Stress, CD

Caliper Mosaic™	Semiconductor	Overlay

Unifire™	Semiconductor	Film Thickness, Overlay, CD, and Advanced Packaging Applications

System	Market	Applications

Q240AT	Semiconductor	Overlay

IVS®-185	Semiconductor, MEMS	Overlay, CD

NanoSpec® 9100	Semiconductor	Film Thickness

Integrated Systems

IMPULSE®	Semiconductor	Film Thickness, CD

9010 Series	Semiconductor	Film Thickness, CD

9000 Series	Semiconductor	Film Thickness

Trajectory	Semiconductor, Solar	Film Thickness, Composition

Materials Characterization Instruments

RPMBlue™	HB-LED	Epitaxial Layer Properties

VerteX™	Compound Semiconductor, Solar PV, HB-LED	Epitaxial Layer Properties

QS1200	Substrate Semiconductor, Solar PV	Substrate Properties, Film Composition and Thickness

QS2200/3300	Substrate Semiconductor	Substrate Properties, Film Composition

NanoSpec 3000	Semiconductor	Film Thickness (Tabletop)

NanoSpec 6100	Semiconductor	Film Thickness (Tabletop)

Customers

We sell our metrology systems worldwide to several semiconductor manufacturers and equipment suppliers, producers of HB-LEDs, solar PV panels, data storage devices, silicon wafers and photomasks. The majority of our systems are sold to customers located in Asia and the United States. Three customers, Samsung Electronics Co. Ltd., Intel Corporation and Hynix Semiconductor, Inc. represented 23.0%, 16.4% and 12.8% of our total net revenues in the fiscal year 2010, respectively.

Sales and Marketing

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Europe, Taiwan, China and Singapore and work with selected sales representatives in the United States and other countries. Our employees include our technical applications team, which is comprised of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.

Direct exports of our metrology systems to our foreign customers and shipments to our foreign subsidiaries international offices require general export licenses.

Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues, for fiscal years 2010, 2009 and 2008, were as follows:

	2010	2009	2008
United States	34.6%	29.7%	29.5%
South Korea	28.8%	39.1%	20.5%
Japan	10.5%	14.7%	28.0%
China	9.3%	4.1%	7.3%
Taiwan	8.5%	4.7%	5.8%
Europe	3.8%	5.0%	5.2%
All other countries	4.5%	2.7%	3.7%

Customer Service and Support

We believe that customer service and technical support for our systems are important factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We provide system support to our customers through factory technical support and globally deployed field service offices. The factory technical support operations provide both OEM and end-user customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. In addition, our systems support group provides online and telephonic technical support to both OEM and end-user customers with respect to the software that we sell in connection with our measurement systems hardware. We coordinate warranty and post-warranty field service and spare parts support from our corporate headquarters in Milpitas, California. We also have field service operations based in various locations throughout the United States and Europe. In Asia, service is provided by direct offices in Japan, South Korea, Taiwan and China.

We provide a standard one-year warranty on parts and labor for all our products. Service revenue, including sales of replacement parts, represented 17.8%, 35.9% and 26.0% of total net revenues in 2010, 2009 and 2008, respectively.

Backlog

As of January 1, 2011 and January 2, 2010, the end of fiscal year 2010 and 2009, respectively, our backlog was $31.4 million and $8.1 million, respectively. Backlog includes orders for products that we expect to ship within 12 months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be canceled or rescheduled. Because only a portion of our revenues in prior fiscal quarters represented systems in backlog, we do not believe that current backlog is necessarily an accurate indication of our future revenues or financial performance.

Competition

We offer different products for various sectors of semiconductor manufacturing, and several of our products extend across the same process flow. However, in each of these sectors, we have multiple competitors. In every segment in which we participate, the global semiconductor equipment industry is intensely competitive, and driven by rapid technological adoption cycles. Our ability to effectively compete depends upon our ability to continually improve our products, applications and services, and our ability to develop new products, applications and services that meet constantly evolving customer requirements.

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

In the automated segment, our principal competitors are KLA-Tencor Corporation and Nova Measuring Instruments Ltd. for thin film, overlay, and critical dimension metrology. Our primary competitor in the integrated metrology segment is Nova Measuring Instruments Ltd., while the HB-LED and solar PV markets are served by numerous competitors and no single competitor or group of competitors has established a majority position.

Manufacturing

In 2008, we consolidated our manufacturing operations to our Milpitas, California facility and various contract manufacturers. It is our strategy to outsource all assemblies that do not contain elements that we believe lead to a direct competitive advantage. The majority of our automated and integrated products are currently manufactured at our Milpitas facility. We perform limited sub-assembly for certain products at our York, England facility. We also use contract manufacturers in China, Israel, Japan and other locations in the United States. During the manufacturing process, we combine proprietary measurement technology produced in our facilities with components and sub-assemblies obtained from outside suppliers. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

We have internalized the production of key parts and components. However, certain components, sub-assemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers.

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

In 2010 our R&D investment was focused on new platforms as well as continuing to improve the metrology capability and lower the cost of ownership of our installed tools. R & D efforts for these improvements resulted in a material increase in the footprint of the Atlas XP+® in the marketplace. Additionally, the IMPULSE® IM system was adapted and qualified by numerous original equipment manufacturers (OEMs) as an option to extend the performance of wafer processing tools. Our Caliper Mosaic™ line’s capability was extended into the next silicon manufacturing technology node with system enhancements. The UniFire™ system now serves multiple segments of the fabrication process flow with metrology enhancements for lithography and CMP control in addition to the advanced packaging applications. The new products and capabilities that we introduced to the market in 2010 were adopted by customers in key segments, which we believe indicates that our R&D spending is targeted and focused on appropriate products and technologies. Our R&D expenditures for each of the last three fiscal years were as follows:

	Fiscal Year
	2010	2009	2008
Research and Development
R&D Expenditures (in millions)	$19.0	$14.7	$17.1
R&D Expenditures as percentage of revenues	10.1%	19.1%	16.8%

Patents and Intellectual Property

Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology systems. We believe that our success will depend to a greater degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to fully protect our technology, and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that the third parties claim, may infringe upon their proprietary rights. We typically refer such matters to our legal counsel. For more information, see Item 3, “Legal Proceedings.”

Employees

At January 1, 2011, we employed 456 persons worldwide with sales, applications and service support in key geographic areas. None of our employees are represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of January 1, 2011 are set forth below:

Name	Age	Position
Timothy J. Stultz, Ph.D.	62	President, Chief Executive Officer and Director
Bruce A. Crawford	58	Chief Operating Officer
James P. Moniz	53	Chief Financial Officer

Timothy Stultz has served as President, Chief Executive Officer and a director of Nanometrics since August 2007. Prior to joining Nanometrics, Dr. Stultz served in a number of executive management positions within the high tech community including President and CEO of Imago Scientific Instruments Corporation, President and Chief Executive Officer of ThauMDx, VP and General Manager of Veeco Metrology Systems and President and Chief Executive Officer of Peak Systems. Dr. Stultz received his B.S., M.S. and Ph.D. in Materials Science and Engineering from Stanford University.

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

James P. Moniz was appointed as Chief Financial Officer (and our principal accounting officer) on February 18, 2009. On November 16, 2010, Mr. Moniz announced his intent to resign effective April 1, 2011, however, Mr. Moniz has acted as the Company’s Chief Financial Officer (and principal accounting officer) since such announcement. On March 3, 2011 we announced the appointment of Ronald W. Kisling as our Chief Financial Officer (and principal accounting officer), effective March 14, 2011. Mr. Moniz will continue to serve as our Chief Financial Officer (and principal accounting officer) until March 14, 2011, and thereafter will continue to be employed by the Company and assist in the transition until April 1, 2011, the date of Mr. Moniz’s retirement. Prior to joining the Company, Mr. Moniz served as Chief Financial Officer of Photon Dynamics, Inc., a global supplier of flat panel display test equipment, from April 2008 until October 2008. From October 2000 until February 2008, Mr. Moniz was Chief Financial Officer, Treasurer and Assistant Secretary of Nextest Systems Corporation. Mr. Moniz holds bachelor degrees in Accounting and Marketing, as well as an MBA in Finance, from San Jose State University.

Ronald W. Kisling has been appointed as Chief Financial Officer (and principal accounting officer) of the Company effective March 14, 2011. Prior to joining the Company, Mr. Kisling served as Chief Financial Officer of PGP Corporation (acquired by Symantec Corporation in June 2010) from May 2010 to September 2010 and Vice President of Finance from December 2006 to May 2010. Mr. Kisling has over 25 years of finance experience and has served as Chief Financial Officer of or held other similar finance positions at Portal Software, Inc. (acquired by Oracle Corporation in July 2006) from March 2004 to November 2006, Saba Software, Inc. from June 2001 to March 2004, SPL WorldGroup (acquired by Oracle Corporation in November 2006) from August 1998 to June 2001, and Symantec Corporation from April 1989 to August 1998. Mr. Kisling holds a B.A. in Economics from Stanford University and is an inactive Certified Public Accountant.

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

The slowing in the general economy and the cyclical nature of the semiconductor industry have caused us losses in the past and reductions in available cash, and may, in the future, negatively impact our financial performance.

The recent recession and gradual recovery of the global economy and the cyclical nature of the semiconductor industry, have impacted and could impact future customer demand for our products and our financial performance. The degree of this impact will depend on a number of factors, including the timing and extent of recovery of the U.S. and global economy from the recession. Demand for semiconductor equipment depends, in large parts, on consumer spending. Economic uncertainty may lead to a decrease in consumer spending and may cause certain customers to cancel or delay placing orders. If we are unable to timely and appropriately adapt to changes resulting from difficult economic conditions, our business, financial condition and results of operations may be adversely affected, and we may be required to raise additional funds through public or private equity or debt financings. In that event, financing may not be available or we could be forced to obtain financing on terms that are not favorable to us and, in the case of anequity or convertible debt financing, which may result in dilution to our stockholders.

We may also experience supplier or customer issues as a result of adverse macroeconomic conditions. If our customers have difficulties in obtaining capital or financing, this could result in lower sales. Customers with liquidity issues could also result in an increase in bad debt expense. These conditions could also affect our key suppliers, which could affect their ability to supply parts and result in delays of our customer shipments.

Due to the cyclical nature of the industry, we may need to take actions to reduce costs in the future, which could reduce our ability to significantly invest in research and development at levels we believe are necessary. If we are unable to effectively align our cost structure with prevailing market conditions, our business, financial condition and results of operations may be materially and adversely affected.

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

We depend on Original Equipment Manufacturer (“OEM”) suppliers for sales of our integrated metrology systems, and the loss of our OEM suppliers as customers could harm our business.

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

We rely on outside vendors to manufacture many components and subassemblies. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. We do not maintain any long-term supply agreements with any of our suppliers. We have entered into arrangements with J.A. Woollam Co., Inc. for the purchase of the spectroscopic ellipsometer component incorporated into our advanced measurement systems. We also have supply agreements with MPA and Spectral Systems, and subcontract manufacturing agreements with Fox Semiconductor, IFAT and Toho Technologies. In June 2009, we signed a supply agreement with Zygo Corporation to supply OEM interferometer sensors for incorporation into the Unifire™ line of products as well as Nanometrics’ family of automated metrology systems. Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

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

We have experienced turnover in our senior management team. Our Chief Executive Officer joined the Company in August 2007 and in September 2008, our former Chief Financial Officer and Vice President, Administration, who joined us in November 2007, was replaced, on an interim basis, by Bruce Crawford, our Chief Operating Officer. Our former Chief Accounting Officer also resigned in December 2008. James P. Moniz was appointed as Chief Financial Officer (and our principal accounting officer) on February 18, 2009. On November 16, 2010, Mr. Moniz gave notice that he intends to resign as the Company’s Chief Financial Officer (and principal accounting officer) effective April 1, 2011. Since giving such notice, Mr. Moniz has acted and continues to act as the Company’s Chief Financial Officer (and principal accounting officer). On March 3, 2011 we announced the appointment of Ronald W. Kisling as our Chief Financial Officer (and principal accounting officer), effective March 14, 2011. Mr. Moniz will continue to serve as our Chief Financial Officer (and principal accounting officer) until March 14, 2011, and thereafter will continue to be employed by the Company and assist in the transition until April 1, 2011, the date of Mr. Moniz’s retirement. Our business may be harmed as a result of the transition or if we are unable to effectively integrate Mr. Kisling.

Although we have employment agreements with certain key members of our senior management team, including Messrs. Stultz, Crawford and Kisling, these individuals or other key employees may still leave the Company. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees. If we fail to attract, motivate and retain qualified senior management personnel, our business could be harmed and our ability to implement our strategy could be compromised.

Restructuring of our operations may disrupt our business and adversely affect our financial condition and operating results.

Since 2007, we have taken steps, including reductions in force, facility closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities, and as a result of such actions, we may incur restructuring expenses. In the first and third quarters of 2008, we undertook a restructuring that involved a reduction of our global workforce by approximately 30 and 34 employees, respectively, which action caused us to record restructuring and reorganization charges of $0.9 million and $0.6 million, respectively. In the first and second quarters of 2009, we reduced the global workforce further by 51 and 25 employees, respectively, and recorded restructuring charges of $0.7 million and $0.4 million, respectively. Since the second quarter of 2009, we have not made any further workforce reductions or recorded any restructuring charges, however, a material slowdown in our business could cause us to reduce our workforce as we have done in the past.

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

As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in our Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective. We are required to obtain a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting for the 2010 fiscal year. If we report any material weakness in our internal controls, public perception of the Company may be adversely impacted, which in turn could cause a decline in the market value of our stock. We may also have to devote substantial resources to correcting any deficiencies.

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

Third party infringement claims could be costly to defend, and successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights by us.

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

In 2010, 2009 and 2008, 65.4%, 70.3% and 70.5%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China, Singapore and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products and our business would suffer.

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

During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems range in price from approximately $200,000 to over $1,600,000 per system, and our integrated metrology systems range in price from approximately $80,000 to $500,000 per system. Accordingly, a small change in the number or mix of systems that we sell could cause significant changes in our operating results.

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

We operate in an industry that is subject to rapid technological changes, changes in customer demands and the introduction of new, higher performance systems with short product life cycles. To be competitive, we must continually design, develop and introduce in a timely manner new metrology systems that meet the performance and price demands of semiconductor manufacturers and suppliers. We must also continue to refine our current systems so that they remain competitive. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share.

Lack of market acceptance for our new products may affect our ability to generate revenue and may harm our business.

In 2008, we introduced several products to the market including the NanoCD™ suite, Impulse® and the Lynx™ platform. In 2009, we introduced the Atlas® XP+ system as the follow-on to our Atlas metrology system and our Caliper Mosaic™ overlay system. In 2010, the capability of our NanoCD™ suite was extended with launches of our new modeling and analysis software, NanoDiffract®, and migration to the latest generation of cluster computers for fabrication wide analysis (NanoGen®). Our materials characterization products, including the RPMBlue™ and Trajectory system continued to gain acceptance at established and emerging customers in the HB-LED and solar segments of the market. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products or future new products or improvements.

We depend on new products and processes for our success. Consequently, we are subject to risks associated with rapid technological change.

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability or quality problems, our performance could be impacted by reduced orders, higher manufacturing costs, delays in acceptance and payment for new products, and additional service and warranty expenses. We might not be able to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. Our failure to complete commercialization of these new products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

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

We believe that to stay competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support resources than we do and therefore have the potential to increasingly dominate the semiconductor equipment industry. These competitors may deeply discount products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. As a result, we may fail to continue to compete successfully worldwide.

In addition, our competitors may provide innovative technology that may have performance advantages over systems we currently offer or may offer in the future. They may be able to develop products comparable or superior to those that we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we currently are developing additional product enhancements that we believe will address future customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, we may be unable to continue to compete in our markets and competition may intensify, or future competition, operating results, financial condition, and/or cash flows could suffer.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Significant Accounting Policies” in Part II, Item 8, Note 1. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, our operating results have been affected by the calculation of share-based compensation expense and by the testing and potential impairment of long-lived assets such as goodwill and other intangible assets. The process of evaluating potential impairments is highly subjective and requires significant judgment, and our results of operations could vary significantly from estimates.

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

We maintain facilities in Japan, Taiwan, the United Kingdom, South Korea, China, Israel, Singapore and the European Union. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as:

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With our operations in Japan, South Korea, the United Kingdom, the European Union, Taiwan, China, Singapore and Israel, a significant percentage of our cash flows are exposed to foreign currency risk. In 2010, 2009 and 2008, 65.4%, 70.3% and 70.5%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea and Singapore. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flow.

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

We rely on our Enterprise Resource Planning (“ERP”) system,SYSPRO, to manage our business and accurately and timely report key data with respect to our results of operations, financial position and cash flows. We may experience periodic or prolonged disruption of our IT infrastructure arising out of general use of such systems, periodic upgrades and updates, or external factors that are outside of our control. Any such disruption could adversely affect our ability to complete essential business processes, including our evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other IT systems, our business, operations and financial condition could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At January 1, 2011, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	133,000	Corporate headquarters and manufacturing
Owned	Milpitas, California	3,038	Corporate housing
Leased	San Jose, California	850	Corporate housing
Leased	York, England	20,338	Sales, service and engineering
Leased	Hwasung-City, South Korea	13,544	Sales and service
Leased	Dong-Guang, Taiwan	9,430	Sales and service
Leased	Yoqneam, Israel	8,589	Engineering and service
Leased	Tokyo, Japan	7,500	Sales, service and corporate housing
Leased	Hillsboro, Oregon	6,410	Engineering, sales and service
Leased	Bend, Oregon	5,200	Engineering, sales and service
Leased	Shanghai, China	5,045	Sales and service
Leased	Tech Point, Singapore	4,529	Sales and service
Leased	Austin, Texas	3,492	Engineering, sales and service
Leased	Kumamoto, Japan	3,250	Sales, service and engineering
Leased	Suwon City, South Korea	3,068	Sales and service
Leased	Tainan, Taiwan	1,925	Sales and service
Leased	WuHan, China	1,857	Sales and service
Leased	Yokkaichi, Japan	1,750	Sales and service
Leased	WuXi, China	1,356	Sales and service
Leased	Da Lian, China	1,217	Sales and service
Leased	Grenoble, France	570	Sales and service
Leased	Zug, Switzerland	387	Sales and service
Leased	Berlin, Germany	318	Sales and service

We believe that our existing facilities are suitable and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). That is, the Company has requested that the PTO review the KLA patents to determine whether or not the patents should remain enforceable as written.

In March 2006, the Court stayed the patent litigation case until the re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate (indicating completion of the reexamination process) on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending, and the litigation remains stayed. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims of KLA’s patents and KLA has amended the claims in response. We believe, we have meritorious defenses to the claims and plan to vigorously defend these lawsuits.

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

2010	High	Low
First quarter	$13.42	$7.98
Second quarter	$12.25	$6.60
Third quarter	$15.74	$8.00
Fourth quarter	$15.80	$10.92

2009	High	Low
First quarter	$1.64	$1.08
Second quarter	$2.50	$1.11
Third quarter	$8.70	$2.56
Fourth quarter	$13.27	$6.08

Stockholders

On March 4, 2011, there were approximately 251 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of January 1, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,695,255	$7.39	738,884
Equity compensation plans not approved by security holders(1)	68,431	$9.09	283,324

Total	2,763,686	$7.43	1,022,208

(1)	The material features of the 2002 Non-statutory Stock Plan, which was adopted without the approval of security holders, is set forth in Note 14 to the consolidated financial statements.

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

COMPARSON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Nanometrics Incorporated, the NASDAQ Composite Index

and the RDG Technology Composite Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Pursuant to repurchase programs approved by the Board of Directors, the Company repurchased its common stock as follows (in thousands, except shares and per share data):

Plan	Period	Number of shares repurchased	Average price paid per share	Total shares repurchased under the plan	Amount remaining for repurchase
July 2007	August 2010	96,492	$ 13.68	734,999	—

November 2010	December 2010	65,000	$ 11.96	65,000	$ 9,223

On July 26, 2007, our Board of Directors approved the repurchase shares of our common stock up to $4.0 million. During the fiscal year 2010, we repurchased and retired 96,492 shares of our common stock under this program for an aggregate consideration of $1.3 million. As of January 1, 2011 the entire $4.0 million approved by the Board for the repurchase of our shares of common stock had been used for the purpose.

On November 29, 2010, the Board of Directors approved another program to repurchase up to $10.0 million of the Company’s common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, we repurchased and retired 65,000 shares of our common stock under this program for an aggregate consideration of $0.8 million. As of January 1, 2011 there remained $9.2 million available for the future repurchase of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year
	2010	2009(a)	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Products	$154,548	$49,153	$75,596	$126,049	$80,636
Service	33,517	27,554	26,505	20,241	15,738

Total net revenues	188,065	76,707	102,101	146,290	96,374

Costs of revenues:
Cost of products	66,484	26,594	38,692	63,938	44,016
Cost of service	19,328	13,992	18,675	20,717	16,610

Total cost of net revenues	85,812	40,586	57,367	84,655	60,626

Gross profit	102,253	36,121	44,734	61,635	35,748
Operating expenses:
Research and development	18,973	14,672	17,110	18,577	14,253
Selling	21,320	15,072	17,798	19,561	16,977
General and administrative	18,617	15,168	19,689	21,704	21,305
Amortization of intangible assets	1,556	1,535	3,531	5,782	5,338
Restructuring charge	—	1,134	1,525	2,128	—
Gain on sale of assets	—	—	—	(2,100)	—
Asset impairment and disposition	463	1,899	68,545	—	—

Total operating expenses	60,929	49,480	128,198	65,652	57,873
Income (loss) from operations	41,324	(13,359)	(83,464)	(4,017)	(22,125)
Other (expense) income, net	(635)	(3,532)	1,174	(22)	(325)
Provision (benefit) for income taxes	(15,259)	(586)	436	(31)	(323)

Net income (loss)	$55,948	$(16,305)	$(82,726)	$(4,008)	$(22,127)

Basic net income (loss) per share	$2.56	$(0.87)	$(4.46)	$(0.22)	$(1.47)

Diluted net income (loss) per share	$2.43	$(0.87)	$(4.46)	$(0.22)	$(1.47)

Shares used in per share computation:
Basic	21,855	18,639	18,546	18,099	15,075

Diluted	22,998	18,639	18,546	18,099	15,075

(a)	The fiscal year ended January 2, 2010 included 53 weeks, whereas the other periods presented included 52 weeks.

	Fiscal Year End
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$66,460	$43,526	$23,980	$14,919	$7,957
Working capital	135,770	76,771	57,901	57,062	49,721
Total assets	220,025	147,470	123,854	207,076	212,376
Long-term liabilities including current portion of debt obligation	17,142	15,963	14,302	1,942	3,655
Total stockholders’ equity	170,849	106,754	92,767	175,844	174,631

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital expenditures by manufacturers of semiconductors, especially in Asia, are critical to our success. Purchases of our systems by these manufacturers are driven by the expected market demand for their new products and new applications. The increasing complexity of the manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems, as are the adoption of optical critical dimension (“OCD”) metrology across fabrication processes, adoption of immersion lithography and double patterning, adoption of new types of thin film materials and the need for improved process control to drive process efficiencies. Our strategy is to continue to innovate organically as well to evaluate strategic acquisitions in order to address business challenges and opportunities.

Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. In 2010, we derived 82.2% of our total net revenues from product sales and 17.8% of our total net revenues from services.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by cyclical growth. Changing trends in the semiconductor industry continue to drive the need for metrology as a major component of manufacturing systems. These trends include:

•

Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Our customers use photolithographic processes to create patterns on wafers. Critical dimensions must be carefully controlled during this process. In advanced node device definition, additional monitoring of thickness and profile dimensions on these patterned structures at CMP, Etch, and Thin Film processing is driving broader OCD adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state of the art devices. Nanometrics OCD technology is broadly adopted across NAND, DRAM, HDD, and logic manufacturing processes.

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

•

Development of 3D Transistor Architectures. Our end customers continue to improve device density and performance by scaling front end of line transistor architectures. Many of these designs have buried features and high aspect ratio stacked features that enable improved performance and density. The advanced designs require additional process control to manage the complex shapes and materials properties, driving additional applications for both OCD and UniFire systems.

•

Need for Improved Process Control to Drive Process Efficiencies. Competitive forces influencing semiconductor device manufacturers, such as price-cutting and shorter product life cycles, place pressure on manufacturers to rapidly achieve production efficiency. Device manufacturers are using our integrated and automated metrology systems throughout the fabrication to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

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

Critical Accounting Policies

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to the Consolidated Financial Statements.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. We derive revenue from the sale of process control metrology systems (“Product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “Service revenue”). Upgrades are a group of parts that change the existing configuration of a product, and are included in Service revenue. They are distinguished from Product revenue, which consist of complete, automated process control metrology systems (the ‘system(s)’). Nanometrics’ systems consist of hardware and of software which is incidental to the systems. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer, which usually occurs upon shipment from our manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria, and all other recognition criteria has been met. This occurs at the time of shipment as the terms are FOB shipping point. For initial sales of product where we have not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs.

As part of customer service, we also sell software that is considered to be an upgrade to the customer’s existing system. Such software is specific to the type of tool being upgraded and cannot be used in other tools. Software is not a significant focus of our product offerings and marketing efforts, and we do not provide post-sale customer service with respect to the software that we sell. Revenue on software upgrades is recognized when the software is delivered to the customer, provided that all other recognition criteria have been met.

All of our products are assembled prior to shipment to customers. We often perform installation for our customers; however such an installation is inconsequential and perfuntctory, and could be provided by outside third parties and is not considered essential to the functionality of the equipment.

Revenue related to spare part sales is recognized upon shipment. Revenue related to billable service is recognized as the services are performed, and, if billable service and spare parts are sold together, revenue is recognized when the parts are delivered and the service is complete. Service contracts may be purchased by the customer during or after the warranty period and revenue is recognized ratably over the service contract period. Revenue on upgrades (including software upgrades) is recognized when the upgrade has been delivered to the customer. For initial upgrade sales where we have not previously met the defined customer specified acceptance criteria, if any, revenue is recognized upon earlier of receipt of written customer acceptance or the expiration of the contractual acceptance period. On occasion, customers request a warranty period longer than our standard 12 month warranty, in those instances, the associated revenue is deferred and recognized as service revenue ratably over the term of the contract. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue. We generally do not provide customers with any return rights.

In cases where we can ascertain the fair value of all the elements, and certain elements of a sales arrangement are not delivered and accepted at the same time, the relative fair value of the undelivered element is deferred until that element is delivered and accepted by the customer. In multiple-element arrangements where we only have fair value of the undelivered elements, the residual method is applied. In order to recognize revenue associated with delivered elements, the following criteria must be met: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) delivery or performance of the undelivered item(s) is considered probable and is substantially in our control. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until the above criteria have been met or all elements have been delivered to the customer. Objective and reliable evidence of the fair value of an element is based on the amounts for which we sell equivalent products or services on a standalone basis.

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the inability of our customers to make their required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts adequately reflects our risk associated with our receivables. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we would assess the necessity of recording additional allowances. This would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventories – Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. We are exposed to a number of economic and industry-specific factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in our market, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed off. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, we also consider the age of the inventory and potential cost to refurbish the inventory prior to sale. Demonstration inventory is amortized over its useful life and the amortization expense is included in total depreciation and amortization on our cash flow statement. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional reserves may be required.

Product Warranties – We sell the majority of our products with a standard twelve (12)-month repair or replacement warranty from the date of acceptance or shipment date. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, we may use warranty information from other previous product introductions to guide us in estimating our warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts in accordance with changes in these factors.

Goodwill and Intangible Assets – Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. Our impairment review process is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment may have occurred. The relevant accounting standard provides for a two-step approach to determining whether and how much goodwill has been impaired. The first step requires a comparison of the fair value of Nanometrics’ reporting units to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of goodwill for the Company’s reporting units, we make estimates and judgments about future revenues and cash flows for each reporting unit. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for each reporting unit: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular reporting unit’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also consider our market capitalization on the dates of our impairment tests in determining the fair value of the respective businesses. As part of the second step in determining the amount of goodwill impairment, if any, we allocate the fair value of the reporting units to all of their assets and liabilities as if the reporting units had been acquired in a business combination and the fair value of the reporting units was the price paid to acquire the reporting unit. The excess of the fair value of each reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. When impairment is deemed to have occurred, we will recognize an impairment charge to reduce the carrying amount of our goodwill to its implied fair value, and in the fiscal year 2008 we wrote off the entire $54.0 million of our goodwill. There was no goodwill at the end of fiscal years 2010 and 2009.

Income Tax Assets and Liabilities – We account for income taxes such that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized in the future. We evaluate the deferred tax assets on a periodic basis to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. Our income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in our valuation allowance.

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

Restructuring Charges – There was no restructuring or related charges during the fiscal year 2010. During the fiscal years 2009 and 2008, we implemented restructuring programs based on our business strategy and recorded significant accruals in connection with the restructuring program. In connection with the plan we have recorded estimated expenses for severance and other costs. Costs associated with restructuring activities are recognized when they are incurred rather than the date of a commitment to an exit or disposal plan in accordance with ASC 420. A liability for post-employment benefits is incurred when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring process involves periodic reassessments of the estimates made at the time the original decisions were made, including evaluating market conditions for expected disposals of assets and vacancy of space.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

The following table presents our consolidated statements of operations data as a percentage of total net revenues for fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008.

	Fiscal Year
	2010	2009	2008
Net revenues:
Products	82.2%	64.1%	74.0%
Service	17.8	35.9	26.0

Total net revenues	100.0	100.0	100.0

Costs of net revenues:
Cost of products	35.3	34.7	37.9
Cost of service	10.3	18.2	18.3

Total costs of net revenues	45.6	52.9	56.2

Gross profit	54.4	47.1	43.8
Operating expenses:
Research and development	10.1	19.1	16.8
Selling	11.3	19.6	17.4
General and administrative	9.9	19.8	19.3
Amortization of intangibles	0.8	2.0	3.5
Restructuring charge	—	1.5	1.5
Asset impairment	0.3	2.5	67.1

Total operating expenses	32.4	64.5	125.6

Income (loss) from operations	22.0	(17.4)	(81.8)

Other income (expense):
Interest income	0.1	0.1	0.2
Interest expense	(0.8)	(2.2)	(0.6)
Other, net	0.3	(2.5)	1.6

Total other income (expense), net	(0.4)	(4.6)	1.2

Income (loss) before income taxes	21.6	(22.0)	(80.6)
Provision (benefit) for income taxes	(8.1)	(0.7)	0.4

Net income (loss)	29.7%	(21.3)%	(81.0)%

Fiscal years 2010, 2009 and 2008 (ended January 1, 2011, January 2, 2010, and December 27, 2008, respectively)

Total net revenues. Our net revenues were comprised of the following product lines (in thousands, except percent):

	Fiscal Year
	2010	2009	Change
Automated systems	$110,955	$36,554	$74,401	203.5%
Integrated systems	17,437	2,767	14,670	530.2%
Materials characterization	26,156	9,832	16,324	166.0%

Total product revenue	154,548	49,153	105,395	214.4%
Service	33,517	27,554	5,963	21.6%

Total net revenues	$188,065	$76,707	$111,358	145.2%

	Fiscal Year
	2009	2008	Change
Automated systems	$36,554	$40,623	$(4,069)	(10.0)%
Integrated systems	2,767	15,964	(13,197)	(82.7)%
Materials characterization	9,832	19,009	(9,177)	(48.3)%

Total product revenue	49,153	75,596	(26,443)	(35.0)%
Service	27,554	26,505	1,049	4.0%

Total net revenues	$76,707	$102,101	$(25,394)	(24.9)%

In 2010 the revenue from products increased by $105.4 million over the previous year, most of it attributable to increased capital spending by our customers as the global economy started to turn around. About $74.4 million of this increase was attributable to Automated Systems (Atlas®, NanoGen®, Caliper Mosaic™, Lynx™ and Lithos), Materials Characterization tools accounted for $16.3 million of this increase and $14.7 million increase in the integrated metrology systems. Service revenue increased by $6.0 million in fiscal year 2010, compared to fiscal year 2009, a significant portion of this increase was due to increased parts sales of $4.4 million.

In 2009, net revenues from automated systems decreased by $4.1 million compared to the comparable period in 2008, which decreases were primarily the result of a global reduction in capital spending by semiconductor manufacturers, though in the third and fourth quarters of 2009, we experienced an increase in revenues in automated metrology, in part due to increases in multi-system orders and technology upgrades in both the memory and logic sections, strong sales of our thin-film and OCD systems, increasing demand for our Caliper Mosaic™ overlay product, and further penetration into high-growth segments such as high-brightness LEDs. In 2009, integrated systems decreased by $13.2 million when compared to 2008 due primarily to reduced market demand. Sales of our integrated systems are highly dependent on, and driven by, manufacturing companies expanding their capacity. Given the global economic conditions, manufacturing companies were not expanding their capacity; and therefore, sales of our systems to these companies declined. Service revenue improved by $1.0 million over the comparable period in 2008, primarily due to higher in-the-field tool upgrades.

Gross margins. Our gross margin breakdown was as follows:

	Fiscal Year
	2010	2009	2008
Products	57.0%	45.9%	48.8%
Service	42.3%	49.2%	29.5%

The margin on products increased significantly in 2010 compared to 2009, a 11.1% increase from 45.9% to 57.0%. Improved margins of 10.1% were related to higher sales volume levels, which resulted in higher favorable absorption of manufacturing costs and lower warranty expense which was partially offset by royalties. The balance of the product margin improvement of 1.0% was related to increased product margins due to a more favorable product mix of higher margin products. The margins on service revenue decreased from 49.2% in 2009 to 42.3% in 2010.This decrease was attributable to a 11.0% decline in margins on upgrades and also due to cost increases for ramping up the size of the service organization infrastructure to support higher volume of sales.

The product gross margin in 2009 compared to 2008, decreased from 48.8% to 45.9%. Reduced margins of 7.3% were related to lower absorption of manufacturing costs at lower revenue and volume level and higher warranty costs. Offsetting the unfavorable reductions in margin, was a 4.4% improvement in margin due to sales mix favoring higher margin products service gross margin improved in 2009 from 29.5% to 49.2% due to a significant increase in service upgrade revenues, which have a higher gross margin relative to our core service revenues. The continued operation of our core service department in a more efficient manner, including improvements to our job scheduling process also contributed to the improvement of our service gross margins.

Operating expenses. Our operating expenses were comprised of the following categories (in thousands):

	Fiscal Year
	2010	2009	Change
Research and development	$18,973	$14,672	$4,301	29.3%
Selling	21,320	15,072	6,248	41.4%
General and administrative	18,617	15,168	3,449	22.7%
Amortization of intangible assets	1,556	1,535	21	1.4%

Operating expenses before restructuring or impairment	60,466	46,447	14,019	30.2%
Restructuring charge	—	1,134	(671)	(59.2)%
Asset impairment	463	1,899	(1,899)	(100.0)%

Total operating expenses	$60,929	$49,480	$11,449	23.1%

	Fiscal Year
	2009	2008	Change
Research and development	$14,672	$17,110	$(2,438)	(14.2)%
Selling	15,072	17,798	(2,726)	(15.3)%
General and administrative	15,168	19,689	(4,521)	(23.0)%
Amortization of intangible assets	1,535	3,531	(1,996)	(56.5)%

Operating expenses before restructuring or impairment	46,447	58,128	(11,681)	(20.1)%
Restructuring charge	1,134	1,525	(391)	(25.6)%
Asset impairment	1,899	68,545	(66,646)	(97.2)%

Total operating expenses	$49,480	$128,198	$(78,718)	(61.4)%

Research and development.

Research and development costs increased by $4.3 million or 29.3% in the fiscal year 2010 when compared to 2009, this increase was a result of $3.6 million increase in labor and consulting costs and $0.7 million increase in cost of facilities.

Research and development costs decreased by $2.4 million or 14.2% in fiscal year 2009 when compared to 2008, primarily due to lower labor costs of $2.1 million as a result of headcount reduction from 92 to 82, respectively, and forced time off, and a $0.4 million reduction in travel costs.

Selling.

Selling and marketing expenses increased by $6.2 million or 41.4% in fiscal year 2010, when compared to 2009. Higher costs are a result of increased labor costs of $4.8 million (including increases in salaries, bonus, commission, severance and stock based compensation) and a $1.1 million increase in travel expenses.

Selling expenses decreased by $2.7 million or 15.3% in fiscal year 2009, when compared to 2008, primarily due to lower labor costs of $1.5 million as a result of headcount reduction from 111 to 103, respectively, and forced time off in 2009, reduction in travel costs of $0.7 million, and lower trade show expenses of $0.2 million.

General and administrative.

General and administrative expenses increased by $3.4 million or 22.7% in fiscal year 2010, compared to 2009; increases were the result result of $1.5 million in bonuses to executive officers, increased salaries of $0.7 million attributed also to increased head count, a $0.7 million increase in stock based compensation and $0.6 million increase in the cost of facilities.

General and administrative expenses decreased by $4.5 million or 23.0% in fiscal year 2009, when compared to 2008, primarily due to lower labor costs of $3.0 million as a result of headcount reduction from 60 to 53, respectively, and forced time off in 2009, lower stock- based compensation of $0.9 million, lower costs associated with regulatory and compliance accounting of $0.7 million, and lower travel costs of $0.3 million, offset by increased legal fees of $0.7 million primarily related to the Zygo acquisition, ongoing litigation and the Option Exchange Program.

Amortization of intangible assets.

Amortization of intangibles assets in fiscal year 2010 was consistent and comparable to 2009; however, amortization in fiscal year 2009 had decreased by $2.0 million from the comparable period in 2008, primarily as a result of an impairment charge taken against these assets in 2008.

Restructuring charge.

There were no restructuring charges in 2010.

The restructuring process was completed in fiscal year 2009, hence there were no restructuring charges in 2010, conversely, as a result of increases in revenue due to the increased capital spending in the semiconductor industry, we increased our headcount.

Restructuring costs decreased by $0.4 million in fiscal year 2009 compared to fiscal year 2008. The restructuring charges associated with 51 and 25 employees respectively for the first and second quarter of 2009 were $0.7 million and $0.4 million. Twelve (12) of the employees terminated in the second quarter of 2009 were in connection with the closure of our South Korea manufacturing facility. The higher restructuring costs in 2008, compared to 2009, were attributed to workforce reduction of higher salaried and longer tenure employees.

Asset impairment.

During the fiscal year 2010, we recognized impairment charges of $0.5 million related to write-offs of various IT projects, versus an impairment charge of $1.9 million that was recognized in fiscal year 2009 related to the closure of our South Korea manufacturing facility, during the challenging economic conditions facing the semiconductor industry.

During the fiscal year 2008, we recognized an impairment charge of $54.0 million, representing a write-off of the entire amount of our previously recorded goodwill, and an impairment charge $13.1 million was recorded to reflect certain brand names and developed technology intangible assets at their fair value. We also recorded an impairment charge of $1.5 million to account for machine shop related assets at its fair value.

Operating income (loss). Our operating income in fiscal year 2010 was $41.3 million, compared to a $13.4 million loss from operations in fiscal year 2009. The improved operating margin was a result of increased revenues (145.2%), improved gross margin (183.1%) and controlled operating expenses.

Other income (expense). Our net other income (expense) consisted of the following categories (in thousands):

	Fiscal Year
	2010	2009	Change
Interest income	$107	$53	$54	101.0%
Interest expense	(1,556)	(1,658)	102	(6.2)%
Other income (expense)	814	(1,927)	2,741	NM	*

Total other income (expense), net	$(635)	$(3,532)	$2,897	NM	*

*	NM = not meaningful

	Fiscal Year
	2009	2008	Change
Interest income	$53	$185	$(132)	(71.4)%
Interest expense	(1,658)	(635)	(1,023)	161.1%
Other income (expense)	(1,927)	1,624	(3,551)	NM	*

Total other income (expense), net	$(3,532)	$1,174	$(4,706)	NM	*

*	NM = not meaningful

During fiscal year 2010 our interest expenses were relatively flat compared to fiscal year 2009, the marginal decrease is attributed to pay down of $2.5 million on the mortgage related to our headquarter premises, as described below. Other income increased $2.7 million, due to a $2.0 million reduction in loss on foreign exchange from $1.7 million loss in fiscal year 2009 to $0.3 million gain in fiscal year 2010, and also due to $0.5 million change to the fair value of deferred payments to Zygo Corporation related to our acquisition of certain assets and entry into a supply agreement with Zygo Corporation (from $0.2 million increase in liability in fiscal year 2009, to a $0.3 million decrease in fiscal year 2010) and $0.2 million gain on sale of assets compared to 2009.

We incurred higher interest expenses in fiscal year 2009 from the comparable period in 2008 due to the Company’s borrowing of $13.5 million in connection with a mortgage against our headquarter premises entered into during July 2008 and the imputed interest of $0.6 million on fair value of deferred payments to Zygo Corporation related to our acquisition of certain assets and entry into a supply agreement with Zygo Corporation. We incurred foreign exchange loss of $1.7 million due to exchange rate fluctuations associated with our intercompany balances among our various global entities.

Provision/Benefit for income taxes.

The Company’s benefit for income taxes for 2010 of $15.2 million was primarily due to the decrease in the deferred income tax valuation allowance against US and Japan deferred tax assets and fully utilizing the Company’s Federal net operating loss carry-forwards during 2010. The Company’s benefit for income taxes for 2009 of $0.6 million was primarily a result of release of foreign income tax reserves and benefiting from refundable tax credits in the United States and United Kingdom. A provision for income taxes for 2008 of $0.4 million was primarily a result of foreign income taxes. Our effective tax rate was (37.5)%, (3.4)%, and 0.5% in 2010, 2009 and 2008, respectively. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Net income (loss). Our net income for the fiscal year 2010 was $55.9 million, compared to a net loss of $16.3 million in fiscal year 2009, this was primarily due to the cumulative effect of increased revenues, leading to increased profits and improved absorption of manufacturing costs, as well as due to a one-time release (benefit) of income tax valuation allowance, which contributed $18.2 million.

Liquidity and Capital Resources

At January 1, 2011, our cash and cash equivalents totaled $66.5 million and working capital was $135.8 million, compared to $43.5 million cash as of January 2, 2010 and working capital of $76.8 million, respectively.

Operations –

Cash provided by operations was $27.6 million which was the result of net income of $55.9 million, partially offset by non-cash transactions of $2.7 million and $25.6 million of changes in working capital. Non-cash transactions primarily consisted of i) $17.2 million net tax benefit, primarily consisting of a $18.2 million release of income tax valuation allowance , ii) stock based compensation of $3.0 million, iii) depreciation, amortization and impairment expense of $6.3 million, and iv) increases in inventory and warranty reserves of $6.2 million. Changes in working capital were mostly due to a $21.0 million increase in receivables due to higher revenue and timing of collections, an increase of $14.5 million in inventory and a $6.8 million increase in payables and accruals as a result of better cash management.

Operating activities used cash of $5.8 million for the twelve-month period ended January 2, 2010 primarily as a result of our net loss of $16.3 million, offset by certain non-cash charges including $6.1 million amortization and depreciation, $1.9 million of asset impairment, and $2.1 million of stock-based compensation. Operating activities provided cash of $2.4 million for the twelve-month period ended December 27, 2008 resulting from our $82.7 million net loss being offset by certain non-cash charges including $68.5 million of impairment charges for long-lived assets, $8.4 million of amortization and depreciation and $3.9 million in stock-based compensation, and increases attributable to changes in our net current assets and liabilities of $4.9 million.

Investing –

During the year ended January 1, 2011, investing activities used $6.1 million of cash, of which, $3.1 million was for purchases of capital equipment and patents and $3.5 million was paid to Zygo related to payments for inventories and fixed assets for the Unifire acquisition. These were offset by $0.5 million of cash received from the sale of assets, primarily related to the sale of the South Korean manufacturing facility.

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

Financing –

Financing activities provided $1.2 million of cash, primarily attributed to $5.8 million from issuance of common stock for stock options exercised and stock purchased under the employee stock purchase program, offset by payment of $3.0 million towards the mortgage on our corporate headquarters and $2.1 million for repurchases of our common stock.

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

In December 2009, we completed a public offering of our common stock resulting in the net proceeds of $23.3 million. The Company used $2.0 million of the net proceeds from the offering to repay certain obligations related to the Company’s acquisition of certain assets of Zygo Corporation in June 2009, with the remainder used for general corporate purposes, including working capital.

In February 2007, we entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15.0 million. On April 30, 2009, we re-negotiated to extend the maturity date of the revolving line of credit facility by an additional two years, to April 30, 2011. On June 15, 2009, we amended the financial covenants governing the credit facility to reduce the tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, we amended the revolving line of credit facility to (i) increase the maximum principal amount available there under from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.

The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of January 1, 2011 was $19.6 million. As of January 1, 2011, we were not in breach of any restrictive covenants in connection with our line of credit and debt obligations. There are no outstanding amounts drawn on this facility as of January 1, 2011. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

There no drawings on (or payments to) the line of credit during the fiscal year 2010. We borrowed $7.0 million during fiscal year 2009 and also repaid the amounts in full during fiscal year 2009.

In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million; the loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen- year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018.

On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby Nanometrics has purchased inventory and certain other assets from Zygo Corporation and the two companies have entered into a supply agreement. The Company will make payments to Zygo Corporation (with an estimated present value of $2.6 million as of January 1, 2011) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. A payment of $2.0 million of inventory and fixed assets was made to Zygo Corporation on January 7, 2010, in accordance with the terms of the acquisition agreement. We have evaluated and will continue to evaluate the acquisitions of products, technologies or business that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays.

Additionally, in the third quarter of 2007, our Board of Directors authorized a $4.0 million stock repurchase program, we utilized the remaining $1.3 million under this program to repurchase the Company stock. The Board of Directors authorized another $10.0 million stock repurchase program in the fourth quarter of 2010, of this, we have utilized $0.8 million. We believe our cash, cash equivalents and borrowing availability will be sufficient to meet our needs through at least the next twelve months.

Off-Balance Sheet Arrangements

None.

Contractual obligations

The following table summarizes our contractual cash obligations as of January 1, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$13,705	$1,283	$3,181	$1,623	$7,618
Fair value of deferred payments to Zygo Corporation related to acquisition	$2,652	$750	$1,727	$81	$94
Other long-term liabilities	$3,472	$—	$3,191	$—	$—
Operating lease obligations	$4,238	$1,537	$2,034	$472	$195

Total	$24,067	$3,570	$10,133	$2,457	$7,907

(1)	Includes interest.

We maintain certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of January 1, 2011 was approximately $13.2 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

Excluded from the contractual obligation table above, are $1.7 million of future payments related to uncertain tax positions because we cannot reliably estimate the timing of the settlements with the respective tax authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States: 65.4%, 70.3% and 70.5% of sales in 2010, 2009 and 2008, respectively. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies. Foreign currency transactions resulted in a loss for 2010 of $0.3 million, a loss for 2009 of $1.7 million, and a gain for 2008 of $1.5 million.

Our exposure to foreign exchange rate fluctuations arises in part from current intercompany accounts in which costs from the United States and the United Kingdom are charged to our foreign subsidiaries. On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity’s functional currency is its respective local currency, the magnitude of potential exposure to foreign exchange risk on a consolidated basis, for the Company as a whole, could be significant. Intercompany balances are denominated in US dollars and other local currencies, and the net payable from the United States parent amounted to $5.7 million as of January 1, 2011. A hypothetical change of 10% in the foreign currency exchange rate at January 1, 2011 could result in an increase or decrease of approximately $0.6 million in transaction gains or losses which would be included in our statement of operations.

Interest Rate Risk

At January 1, 2011, January 2, 2010 and December 27, 2008, the Company did not hold investments in marketable securities. As of January 1, 2011, there were no amounts borrowed against the line of credit and the interest rate on the GE loan is fixed, therefore, there are no significant interest rate risks.

In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. The loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. At January 1, 2011 and January 2, 2010 our total debt obligation was $10.0 million and $13.1 million, respectively, with a long-term portion of $9.5 million and $12.7 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nanometrics Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nanometrics, Inc. and its subsidiaries (the Company) at January 1, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2(a) presents fairly, in all material respect, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California March 11, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nanometrics Incorporated

Milpitas, California

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated as of January 2, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended January 2, 2010. In connection with our audits of the financial statements, we have also audited the information included in the consolidated financial statement schedule listed in Item 15 for the years ended January 2, 2010 and December 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nanometrics Incorporated at January 2, 2010, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the aforementioned information included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB No. 141(R) Business Combinations, codified in ASC 805, Business Combinations, effective December 28, 2008.

/s/ BDO USA, LLP

(formerly known as BDO Seidman, LLP)

San Francisco, California

March 26, 2010

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$66,460	$43,526
Accounts receivable, net of allowances of $63 and $241, respectively	44,523	23,047
Inventories	43,168	31,472
Inventories- delivered systems	1,466	1,175
Assets held for sale	—	220
Prepaid expenses and other	2,986	2,182
Deferred income taxes	9,644	245

Total current assets	168,247	101,867
Property, plant and equipment, net	35,186	36,365
Intangible assets, net	5,972	7,067
Deferred income tax assets – long term	9,256	612
Other assets	1,235	1,559

Total assets	$219,896	$147,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,486	$5,762
Accrued payroll and related expenses	8,813	4,012
Deferred revenue	4,063	5,162
Other current liabilities	7,293	8,952
Income taxes payable	250	865
Current portion of debt obligations	572	343

Total current liabilities	32,477	25,096
Deferred revenue	3,191	646
Other long-term liabilities	3,912	2,235
Debt obligations	9,467	12,739

Total liabilities	49,047	40,716

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 47,000,000 shares authorized; 22,314,783 and 21,506,791 respectively, issued and outstanding	22	21
Additional paid-in capital	225,755	218,308
Accumulated deficit	(57,000)	(112,948)
Accumulated other comprehensive income	2,072	1,373

Total stockholders’ equity	170,849	106,754

Total liabilities and stockholders’ equity	$219,896	$147,470

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Net revenues:
Products	$154,548	$49,153	$75,596
Service	33,517	27,554	26,505

Total net revenues	188,065	76,707	102,101

Costs of net revenues:
Cost of products	66,484	26,594	38,692
Cost of service	19,328	13,992	18,675

Total costs of net revenues	85,812	40,586	57,367

Gross profit	102,253	36,121	44,734
Operating expenses:
Research and development	18,973	14,672	17,110
Selling	21,320	15,072	17,798
General and administrative	18,617	15,168	19,689
Amortization of intangibles assets	1,556	1,535	3,531
Restructuring charge	—	1,134	1,525
Asset impairment	463	1,899	68,545

Total operating expenses	60,929	49,480	128,198

Income (loss) from operations	41,324	(13,359)	(83,464)

Other income (expense):
Interest income	107	53	185
Interest expense	(1,556)	(1,658)	(635)
Other, net	814	(1,927)	1,624

Total other income (expense), net	(635)	(3,532)	1,174

Income (loss) before income taxes	40,689	(16,891)	(82,290)
Provision (benefit) for income taxes	(15,259)	(586)	436

Net income (loss)	$55,948	$(16,305)	$(82,726)

Basic net income (loss) per share	$2.56	$(0.87)	$(4.46)

Diluted net income (loss) per share	$2.43	$(0.87)	$(4.46)

Shares used in per share computation:
Basic	21,855	18,639	18,546

Diluted	22,998	18,639	18,546

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
Balances, December 29, 2007	18,620,682	$19	$187,180	$(13,917)	$2,562	$175,844
Comprehensive loss:
Net income (loss)	—	—	—	(82,726)	—	(82,726)	$(82,726)
Other comprehensive income
Employee benefit plan adjustment					157	157	157
Foreign currency translation adjustments	—	—	—	—	(3,254)	(3,254)	(3,254)

Comprehensive loss	—	—	—	—	—	—	$(85,823)

Issuance of common stock under stock-based compensation plans	339,424	—	806	—	—	806
Stock-based compensation expense	—	—	3,881	—	—	3,881
Repurchases and retirement of common stock	(547,052)	(1)	(1,940)	—	—	(1,941)

Balances, December 27, 2008	18,413,054	$18	$189,927	$(96,643)	$(535)	$92,767
Comprehensive loss:
Net income (loss)	—	—	—	(16,305)	—	(16,305)	$(16,305)
Other comprehensive income
Employee benefit plan adjustment					110	110	110
Foreign currency translation adjustments	—	—	—	—	1,798	1,798	1,798

Comprehensive loss	—	—	—	—	—		$(14,397)

Issuance of common stock under stock-based compensation plans	786,585	1	3,037	—	—	3,038
Common stock offering, net of $426 offering costs	2,307,152	2	23,290	—	—	23,292
Stock-based compensation expense	—	—	2,054	—	—	2,054

Balances, January 2, 2010	21,506,791	$21	$218,308	$(112,948)	$1,373	$106,754
Comprehensive loss:
Net income (loss)	—	—	—	55,948	—	55,948	$55,948
Other comprehensive income
Employee benefit plan adjustment	—	—	—	—	(51)	(51)	(51)
Foreign currency translation adjustments	—	—	—	—	750	750	750

Comprehensive income (loss)	—	—	—	—	—		$56,647

Issuance of common stock under stock-based compensation plans	969,484	1	6,622	—	—	6,623
Common stock offering costs	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	2,950	—	—	2,950
Repurchases and retirement of common stock	(161,492)	—	(2,097)			(2,097)

Balances, January 1, 2011	22,314,783	$22	$225,755	$(57,000)	$2,072	$170,849

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share amounts)

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Cash flows from operating activities:
Net income (loss)	$55,948	$(16,305)	$(82,726)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,858	6,092	8,429
Stock-based compensation	2,950	2,054	3,881
Excess tax benefit from equity awards	(801)	—	—
Asset impairment	463	1,899	68,545
Loss (gain) on disposal of asset	(140)	82	(72)
Inventory reserve	1,457	376	(112)
Changes in warranty reserves	4,770	1,439	1,923
Deferred taxes	(17,233)	(426)	(771)
Unrealized foreign exchange loss (gain)	(523)	939	(1,518)
Fair value changes of deferred payments to Zygo Corporation related to acquisition	467	596	—
Changes in assets and liabilities, net of effects of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(20,996)	(5,971)	18,304
Inventories	(14,495)	1,572	(33)
Inventories – delivered systems	244	(975)	580
Prepaid expenses and other	(398)	(113)	1,172
Accounts payable, accrued and other liabilities	6,763	(664)	(14,637)
Deferred revenue	1,414	3,941	(777)
Income taxes payable	1,879	(291)	261

Net cash provided by (used in) operating activities	27,627	(5,755)	2,449

Cash flows from investing activities:
Cash received from Tevet on escrow settlement	—	215	—
Purchase of Tevet’s net assets, net of cash received	—	—	(3,357)
Payments to Zygo, related to acquisition	(3,503)
Purchases of property, plant and equipment	(3,096)	(822)	(3,237)
Proceeds from sale of property, plant and equipment	492	9	625

Net cash provided by (used in) investing activities	(6,107)	(598)	(5,969)

Cash flows from financing activities:
Proceeds from issuance of debt obligations, net of issuance costs	—	—	13,203
Borrowings from line of credit	—	7,000	—
Repayment of line of credit	—	(7,000)	—
Repayments of debt obligations	(2,999)	(319)	(243)
Repurchases of common stock	(2,097)	—	(1,941)
Proceeds from issuance of common stock under employee stock purchase and stock option plans	5,784	3,038	806
Excess tax benefit from equity awards	801	—	—
Taxes on net issuance of stock awards	(299)	—	—
Proceeds from issuance of common stock offering, net of $426 offering costs	(28)	23,292	—

Net cash provided by financing activities	1,162	26,011	11,825

Effect of exchange rate changes on cash and cash equivalents	252	(112)	756

Net increase in cash and cash equivalents	22,934	19,546	9,061
Cash and cash equivalents, beginning of year	43,526	23,980	14,919

Cash and cash equivalents, end of year	$66,460	$43,526	$23,980

Supplemental disclosure of cash flow information:
Cash paid for interest	$965	$1,038	$623

Cash paid for income taxes	$1,572	$153	$797

Capitalization of inventory as property, plant and equipment	$1,107	$1,166	$255

Fair value of deferred payments to Zygo Corporation related to acquisition (see Note 3)	$2,652	$5,092	$—

See notes to consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2011, January 2, 2010 and December 27, 2008

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

Fiscal Year – The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, 2010 consisted of 52 weeks ending January 1, 2011 (fiscal year 2010), 2009 consisted of 53 weeks ending January 2, 2010 (fiscal year 2009), and 2008 consisted of 52 weeks and ended on December 27, 2008 (fiscal year 2008).

Reclassification – Certain fiscal years 2009 and 2008 amounts have been reclassified to conform to the current year presentation.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other income (expense)” in the consolidated statements of operations in the period incurred and consist of income for 2010 of $0.3 million, a loss for 2009 of $1.7 million, and income for 2008 of $1.5 million, respectively.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. The Company derives revenue from the sale of process control metrology systems (“Product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “Service revenue”). Upgrades are a group of parts that change the existing configuration of a product and are included in Service revenue. They are distinguished from Product revenue, which consists of complete, automated process control metrology systems (the “system(s)”). Nanometrics’ systems consist of hardware and of software which is incidental to the systems. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer, which usually occurs upon shipment from the Company’s manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria, and all other recognition criteria has been met. This occurs at the time of shipment as the terms are FOB shipping point. For initial sales of product where the Company has not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs.

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

All of the Company’s products are assembled prior to shipment to customers. The Company performs installation for its customers; however, such an installation is inconsequential and perfunctory, could be provided by outside third parties, and is not considered essential to the functionality of the equipment.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Fair Value of Financial Instruments – Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt obligations. Cash equivalents are stated at fair market value based on quoted market prices. The carrying values of accounts receivable and accounts payable approximate their fair values because of the short-term maturity of these financial instruments.

Allowance for Doubtful Accounts – The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of its customers. Where appropriate and available, the Company obtains credit rating reports and financial statements of customers when determining or modifying their credit limits. The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and historical collection experience with customers. The Company believes that its allowance for doubtful accounts adequately reflects the risk associated with its receivables. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventories – Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. The Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from suppliers. The Company has established inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed off. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, the Company also considers the age of the inventory and potential cost to refurbish the inventory prior to sale. Demonstration inventory is amortized over its useful life and the amortization expense is included in total depreciation and amortization on the cash flow statement. When recorded, reserves are intended to reduce the carrying value of the Company’s inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional reserves may be required.

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

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. The Company’s impairment review process is completed as of the last day of November of each year or whenever events or circumstances occur which indicate that an impairment might have occurred. The Company follows the two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of Nanometrics’ reporting units to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. During 2008, the company wrote off the entire Goodwill of $54.0 million. See Note 6, Goodwill and Long-Lived Asset Impairment.

Long-Lived Assets – The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized. See Note 6, Goodwill and Long-Lived Asset Impairment.

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

Income Tax Assets and Liabilities – The Company accounts for income taxes whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance to the extent that management cannot conclude that it is more likely than not that a portion of the deferred tax asset will be realized in the future. The Company evaluates the deferred tax assets periodically to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. The income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in the valuation allowance.

Accumulated Other Comprehensive Income (Loss) – The composition of accumulated other comprehensive income (loss) is as follows:

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2008	$(347)	$(188)	$(535)
Current period change	1,798	110	1,908

Balance as of January 2, 2010	1,451	(78)	1,373
Current period change	750	(51)	699

Balance as of January 1, 2011	$2,201	$(129)	$2,072

The items above, did not impact the Company’s income tax provision.

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

Guarantees – In addition to product warranties, from time to time, in the normal course of business, the Company indemnifies certain customers with whom it enters into a contractual relationship. The Company has agreed to hold the other party harmless against third party claims that its products, when used for their intended purpose(s), infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations on the balance sheets as of January 1, 2011 and January 2, 2010.

Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of revenues.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $0.1 million in 2010, these costs were immaterial in 2009, and were $0.1 million in 2008, and did not include expenses related to trade shows.

Stock-Based Compensation – The Company estimates the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed under SEC Staff Accounting Bulletin (“SAB”) 107(“SAB 107”). The expected volatility is based on the historical volatility of the Company’s stock price.

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

Net Income Per Share – Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. The Company had net income in fiscal year 2010, therefore, the potential dilutive effect of stock options was considered to calculate the diluted income per share. During fiscal years 2009 and 2008, the Company incurred net losses, therefore, diluted net loss per share excludes common equivalent shares outstanding, as their effect is anti-dilutive. The total number of common equivalent shares outstanding during 2010, 2009 and 2008 was 0.7 million, 2.4 million and 3.0 million, respectively. The total number of common equivalent shares includes stock options with exercise prices in excess of the fair market value of our common stock, which are always excluded from diluted weighted average shares outstanding, as their effect is anti-dilutive. The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows (in thousands):

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Weighted average shares outstanding – shares used in basic net income per share computation	21,855	18,639	18,546
Dilutive effect of stock options, using the treasury stock method	1,143	—	—

Shares used in diluted net income per share computation	22,998	18,639	18,546

Certain Significant Risks and Uncertainties – Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. See also Note 7, Sale of Accounts Receivable.

Cash and cash equivalent deposits with financial institutions may, at times, exceed federally insured limits; however, the Company has not experienced any losses on such accounts. The Company maintains its cash and cash equivalents in deemed deposit accounts and money market accounts with large financial institutions.

The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company’s top five largest customers in 2010, 2009 and 2008 consisted of 61%, 60% and 43%, respectively, of its total net revenues. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows. Advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, comparative disclosures are required for periods after initial adoption. The adoption of the initial disclosure requirements included in this pronouncement, did not have a material impact on the consolidated financial statements of the Company.

In September 2009, the FASB ratified ASU 2009 -13 (ASU 2009-13) previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (ASC 605-25) which provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using relative pricing and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.

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

As of January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents (all short term):
Cash	$14,750	$—	$—	$14,750
Money market account	51,710	—	—	51,710

Total cash and cash equivalents	66,460	—	—	66,460

Total financial assets	$66,460	$—	$—	$66,460

Fair value of deferred payments to Zygo Corporation related to acquisition	$—	$—	$2,652	$2,652
Fair value of GE loan	—	—	9,869	9,869

Total financial liabilities	$—	$—	$12,521	$12,521

As of January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents (all short term):
Cash	$8,609	$—	$—	$8,609
Money market account	34,917	—	—	34,917

Total cash and cash equivalents	43,526	—	—	43,526

Total financial assets	$43,526	$—	$—	$43,526

Fair value of deferred payments to Zygo Corporation related to acquisition	$—	$—	$5,688	$5,688
Fair value of GE loan	—	—	11,953	11,953

Total financial liabilities	$—	$—	$17,641	$17,641

Changes in the Company’s Level 3 liabilities for fiscal 2010 were as follows (in thousands):

Level 3
Fair value at December 27, 2008	$—
Fair value of deferred and contingent payment related to Zygo acquisition	5,092
Change in fair value included in earnings	596

Fair value of Level 3 liability at January 2, 2010	5,688
Payments made to Zygo Corporation	(3,503)
Change in fair value included in earnings	467

Fair value at January 1, 2011	$2,652

As of January 1, 2011, the Company has a liability of $2.7 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which is measured at fair value on a recurring basis. Of that amount, $0.8 million is a current liability and $1.9 million is a long-term liability. The fair value of this liability was determined using level 3 inputs. See Note 3 for discussion of assumptions used to measure the fair value of the Zygo liability.

As of January 2, 2010, the Company had assets held for sale of $0.2 million related to the Company’s South Korean manufacturing facility. The assets primarily included semiconductor equipment and buildings. The fair value of these assets was determined based on level 3 inputs, including, a third party appraisal. Losses recognized in fiscal year 2009 due to fair value measurements using level 3 inputs was $1.9 million. These assets were subsequently sold in the second quarter of year 2010 for a gain of $0.2 million. The Company had no assets held for sale as of January 1, 2011.

	Year ended January 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets held for sale	$220	$—	$—	$220	$(1,899)

Other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt obligations. Cash equivalents are stated at fair market value based on quoted market prices. The carrying values of accounts receivable and accounts payable approximate their fair values because of the short term maturity of these financial instruments.

Note 3. Acquisitions

There were no business acquisitions made by the Company during the fiscal year 2010.

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

The Company was required to make payments to Zygo after each sale of the Company’s product which incorporates inventory acquired from Zygo. If the Company did not sell sufficient products that incorporate the acquired inventory from Zygo, within one year from the acquisition date, the Company was required to remit the remaining unpaid portion relating to inventory and fixed assets at that time. The purchase agreement also stipulated that if the Company received greater than $5.0 million in a financing transaction, 20% of the financing proceeds, not to exceed $2.0 million, must be paid to Zygo for any unpaid portion of the amounts related to inventory and fixed assets. In December 2009, the Company completed a common stock offering with net proceeds of $23.3 million, therefore, $2.0 million became immediately due and payable to Zygo. The $2.0 million payment was made to Zygo on January 7, 2010. In March 2010, the Company sold products that incorporate the acquired inventory from Zygo, at levels sufficient to trigger the Company’s payment obligations under the purchase agreement, and therefore, the remaining unpaid portion relating to inventory and fixed assets of $1.4 million became due and was paid by the Company to Zygo on April 15, 2010.

In addition, the Company agreed to pay Zygo a royalty based on net revenues of approved products and the expected sustaining engineering payments based on volumes of heads purchased from Zygo starting in 2010 and over a 10 year period. Our payments to Zygo Corporation over the next 10 years may be up to $6.8 million depending on the numbers of tools sold. For the year ended January 1, 2011, the Company made royalty and sustaining engineering payments of $0.1 million to Zygo. The fair value of the future royalty and sustaining engineering support fees was determined using a relief from royalty method based on the following: (a) the amount of the acquired assets that the business will generate, and (b) a discount rate of 20 percent, which was utilized to adjust the royalty and sustaining engineering payments to their present value, based on the consideration of both a weighted average cost of capital calculation and venture capital rates.

The fair value of inventory acquired from Zygo, which consisted of raw materials, was $2.0 million. Recent purchases by the Company of raw material were considered a reasonable proxy for fair value. The fair value of demonstration equipment was $1.4 million as determined by considering the purchase date and recent usage of the products. Fair value of developed technology of $1.4 million and customer relationships of $0.3 million were determined by a similar methodology to the methodology used above for calculating contingent consideration, with the following assumptions of (a) royalty rate of 3 percent, and (b) discount rate of 30 percent, and will be amortized over a period of 10 years on a straight-line basis and over a two years on an accelerated basis, respectively. Amortization expense of $0.3 million and $0.2 million was recorded for the acquired intangible assets from the Zygo transaction in fiscal years 2010 and 2009, respectively.

The acquired Zygo business contributed no revenues and a net loss of $1.8 million to the consolidated results of operations for the period from June 17, 2009 to January 2, 2010. The following unaudited pro forma summary presents consolidated information of Nanometrics as if the business combination had occurred at the beginning of fiscal year 2008 (in thousands):

	Pro Forma Year Ended
	January 2, 2010 (unaudited)	December 27, 2008 (unaudited)
Net revenues	$78,864	$105,118
Net income (loss)	(20,095)	(91,797)
Net loss per share:
Basic	$(1.08)	$(4.95)
Diluted	$(1.08)	$(4.95)

Note 4. Asset Held for Sale

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

Note 5. Stock-Based Compensation

The Company measured and recognized compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (collectively “Employee Stock Purchases”) based on estimated fair values. The fair value of share-based payment awards is estimated on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended January 1, 2011, January 2, 2010 and December 27, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 740 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate in 2010, 2009 and 2008 of 8.6%, 19.5% and 19.7%, respectively, was based on historical forfeiture experience, which the Company believes is the best available information to estimate the future forfeiture rate. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are required to be classified as financing cash flows. The Company recognized $0.8 million of excess tax benefit in the fiscal year 2010, there were no such tax benefits during fiscal 2009 and 2008.

Valuation and Expense Information

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted was calculated using the simplified method allowed by the SAB 107. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

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

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Stock Options:
Expected life	4.5 years	4.1 years	4.3 years
Volatility	74.2%	67.6%	56.9%
Risk free interest rate	2.04%	2.08%	2.22%
Dividends	—	—	—

Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Volatility	80.3%	99.1%	87.7%
Risk free interest rate	0.20%	0.33%	1.02%
Dividends	—	—	—

The weighted average fair value per share of the stock options awarded in fiscal years 2010, 2009 and 2008 is $6.42, $2.84 and $3.04, respectively.

The following table summarizes stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the Employee Stock Purchases was allocated as follows (in thousands):

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Cost of products	$126	$34	$310
Cost of service	206	180	363
Research and development	514	495	696
Selling	596	472	751
General and administrative	1,508	873	1,761

Total stock-based compensation expense related to employee stock options and employee stock purchases	$2,950	$2,054	$3,881

A summary of activity under the Company’s stock option plans during 2010 is as follows:

	Shares Available for Grant (Options and RSUs)	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at January 2, 2010	1,773,229	2,953,294	$5.95
Exercised		(867,397)	5.39
Granted	(805,968)	805,968	10.92
RSU allocation	(73,232)	—	—
Canceled	128,179	(128,179)	8.88

Outstanding at January 1, 2011	1,022,208	2,763,686	$7.43	5.2	$15,308

Exercisable at January 1, 2011		1,329,705	$7.05	4.6	$7,993

The Company granted 73,232 and 62,000 Restricted Stock Units (“RSU”) during the year-end January 1, 2011 and January 2, 2010, respectively to key employees with vesting periods spanning from one to three years. A summary of activity for RSUs is as follows:

RSU	Number of RSU	Weighted Average Fair Value
Outstanding RSU as of January 2, 2010	83,330	$8.74
Granted	73,232	$10.70
Released	(73,255)	$9.95
Cancelled	—

Outstanding RSU as of January 1, 2011	83,307	$9.98

Prior to December 2008, the majority of options granted by the Compensation Committee vested at a rate of 33 1/3 percent over the first three years of the seven-year option term on each of the first, second and third anniversary of such grants. Starting in December 2008, the majority of the options granted for employees employed for less than one year vest one-third (  1/3rd ) of the shares subject to the option on the first anniversary of the grant date, and vest one thirty sixth ( 1/36th ) each month for the following two years, for a total three year vesting period with a seven-year option term. Starting in November 2008, the majority of the options granted for employees employed for more than one year vest one thirty-sixth ( 1/36th ) of the shares subject to the options in equal monthly installments starting on the monthly anniversary of the date of grant with a seven-year option term.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.83 as of January 1, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $6.2 million, $2.2 million, and $0.1 million, respectively. The fair value of options vested during 2010, 2009 and 2008 was $2.8 million, $3.4 million and $6.3 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of January 1, 2011.

Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.49–$0.49	757	0.27	$0.49	757	$0.49
$0.93–$0.93	390,990	4.92	$0.93	199,153	$0.93
$0.98–$2.38	277,816	4.94	$1.49	121,520	$1.50
$2.78–$6.80	281,119	4.01	$5.68	174,205	$5.91
$6.83–$7.47	307,975	5.91	$7.35	261,744	$7.33
$7.49–$8.89	398,392	4.37	$8.10	255,410	$8.42
$9.07–$10.37	202,318	4.75	$9.57	97,010	$9.48
$10.46–$10.46	349,109	6.30	$10.46	46,500	$10.46
$10.57–$11.82	282,968	6.49	$11.36	13,354	$11.34
$12.03–$20.14	272,242	5.15	$14.23	160,052	$14.69

$0.49–$20.14	2,763,686	5.20	$7.43	1,329,705	$7.05

As of January 1, 2011 the total unrecognized compensation costs related to unvested stock options was $5.0 million which is expected to be recognized as an expense over the weighted average remaining amortization period of 2.3 years.

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

As a result of the Option Exchange Program, a total of 448,945 options to purchase shares of common stock were tendered for exchange, and 237,838 options to purchase shares of common stock were issued. A total of 103 employees participated in the Option Exchange Program. Options granted pursuant to the Option Exchange Program have an exercise price of $7.50 based on the NASDAQ closing price of the Company’s common stock on September 3, 2009. For options granted pursuant to the Option Exchange Program, one third vested immediately on the re-grant date, and the remaining two thirds will vest on a monthly basis beginning on the 13th month anniversary through the 36th month anniversary provided that the individual remains employed by the Company during that period. The incremental stock based compensation from the Option Exchange Program was $0.2 million which is being recorded ratably over the requisite service period of three years.

Note 6. Goodwill and Long-Lived Asset Impairment

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. Goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. A two-step approach is provided to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company’s reporting unitto its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Prior to performing step one of the goodwill impairment testing process for a reporting unit, if there is reason to believe that other non-goodwill related intangible assets (finite or indefinite lived) and/or long-lived assets may be impaired, these other intangible assets and long-lived assets must first be tested for impairment. Assets require a recoverability test whereby the gross undiscounted cash flows are determined specific to the asset. If the sum of gross undiscounted cash flows for the fixed-life intangible asset or long-lived asset exceeds the carrying value of that asset, the test results in no impairment to the asset. If not, then the fair value of the asset must be determined and the impairment is measured by the differential between the fair value and the carrying value. For non-goodwill related indefinite-lived assets, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at January 1, 2011.

Due to the decline in its forecasted revenues for certain product lines relating to specific intangible assets acquired in the 2006 acquisitions of Accent Optical Technologies, Inc. and Solaris, Inc., as well as the weakening conditions in the semiconductor equipment market, the Company determined that the net book value exceeded the undiscounted future cash flows for certain intangible assets. As a result of this analysis, in the second and third quarters of 2008 the Company recorded $13.1 million in impairment charges for intangible assets, of which $3.7 million was developed technology, $7.5 million was customer relationships, $1.6 million was brand names and $0.3 million was trade mark.

The Company also performed impairment tests for other long-lived assets such as property, plant and equipment during 2008. The Company performed an impairment analysis on its long-lived assets associated with its machine shop and plating facility, which was subcontracted in 2007, due to the significant reduction in forecasted future cash flows resulting from the operational limitations of the facility. Due to these reduced forecasts, the Company determined that the net book value exceeded the undiscounted future cash flows. As a result of this analysis, an impairment charge of $1.5 million was recorded in 2008 to reduce those assets to fair value.

In 2008, in estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows for each reporting unit. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying businesses. The Company also considered its market capitalization on the dates of its impairment tests in determining the fair value of the respective businesses. The Company concluded that events had occurred and circumstances had changed during the third quarter of 2008 which might indicate the existence of impairment indicators including a significant decline in the Company’s stock price and continued deterioration in the semiconductor equipment market and the related impact on revenue forecasts of each reporting unit. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit.

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

During the fiscal year 2010, the Company recorded $0.5 million of impairment related to certain software implementation projects that were abandoned, and in the fiscal year 2009, the Company recorded $1.9 million impairment to its manufacturing facility in South Korea.

Note 7. Sale of Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.325% to 1.675% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. In 2010, 2009 and 2008 there were no material gains or losses on the sale of such receivables. In 2010 and 2009, the Company sold $7.6 million and $6.5 million, respectively, of receivables under the terms of the agreement. There were no amounts due from the acquiring party financial institution at January 1, 2011 and January 2, 2010.

Note 8. Inventories

Inventories consist of the following (in thousands):

	At
	January 1, 2011	January 2, 2010
Raw materials and sub-assemblies	$22,352	$19,006
Work in process	10,295	4,286
Finished goods	10,521	8,180

Total inventories	$43,168	$31,472

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	At
	January 1, 2011	January 2, 2010
Land	$15,570	$15,583
Building and improvements	18,829	18,575
Machinery and equipment	11,432	14,424
Furniture and fixtures	2,161	2,295
Capital in progress	2,669	1,850

	50,661	52,727
Accumulated depreciation and amortization	(15,475)	(16,362)

Total property, plant and equipment, net	$35,186	$36,365

Depreciation expense was $4.4 million, $4.6 million and $4.9 million for 2010, 2009 and 2008, respectively. The amounts associated with capital in progress for 2010 and 2009 of $2.7 million and $1.9 million, respectively, were related to machinery and equipment projects.

Note 10. Intangible Assets

On June 17, 2009, Nanometrics announced that it had purchased inventory and certain other assets of Zygo Corporation and that the two companies have entered into a supply agreement. As a result, the Company recorded $1.4 million of developed technology and $0.3 million of customer relationships, during second quarter period of 2009. The Company will amortize the developed technology on a straight line basis over a period of ten years and the customer relationships on an accelerated basis over a period of two years from the date of acquisition.

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

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of January 2, 2010 and December 27, 2008 consist of the following (in thousands):

	Adjusted basis as of January 2, 2010	Additions during 2010 at cost	Adjusted basis as of January 1, 2011	Accumulated amortization as of January 1, 2011	Net carrying amount as of January 1, 2011
Developed technology	$8,681	$—	$8,681	$(4,794)	$3,887
Customer relationships	8,521	—	8,521	(7,469)	1,052
Brand names	1,927	—	1,927	(1,376)	551
Patented technology	1,790	462	2,252	(1,790)	462
Trademark	80	—	80	(60)	20

Total	$20,999	$462	$21,461	$(15,489)	$5,972

	Original amount	Adjusted basis as of December 27, 2008	Additions during 2009 at cost	Adjusted basis as of January 2, 2010	Accumulated amortization as of January 2, 2010	Net carrying amount as of January 2, 2010
Developed technology	$9,800	$7,319	$1,362	$8,681	$(3,934)	$4,747
Customer relationships	15,700	8,183	338	8,521	(6,924)	1,597
Brand names	3,600	1,927	—	1,927	(1,232)	695
Patented technology	1,790	1,790	—	1,790	(1,790)	—
Trademark	400	80	—	80	(52)	28

Total	$31,290	$19,299	$1,700	$20,999	$(13,932)	$7,067

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which is computed using an accelerated method. Estimated lives of finite-lived intangibles range from five to ten years. Total amortization expense was $1.5 million, $1.5 million and $3.5 million for fiscal 2010, 2009 and 2008, respectively.

The estimated future amortization expense as of January 1, 2011 is as follows (in thousands):

Fiscal Years	Amounts
2011	$1,426
2012	1,249
2013	1,091
2014	732
2015	660
Thereafter	814

Total amortization	$5,972

Note 11. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	At
	January 1, 2011	January 2, 2010
Accrued warranty	$3,129	$1,200
Accrued professional services	722	1,021
Customer deposits	397	1,601
Fair value of deferred payments to Zygo Corporation related to acquisition	750	3,655
Other	2,295	1,475

Total other current liabilities	$7,293	$8,952

A reconciliation of the changes to the Company’s warranty accrual for fiscal years 2010 and 2009 is as follows (in thousands):

	Years Ended
	January 1, 2011	January 2, 2010
Balance as of beginning of period	$1,200	$2,075
Accruals for warranties issued during the period	5,008	1,429
Aggregate changes in liabilities relating to existing warranties	(238)	10
Settlements during the period	(2,841)	(2,314)

Balance as of end of period	$3,129	$1,200

Note 12. Line of Credit and Debt Obligations

Debt obligations consist of the following (in thousands):

	January 1, 2011	January 2, 2010
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	10,039	13,082

Total debt obligations	10,039	13,082
Current portion of debt obligations	(572)	(343)

Long-term debt obligations	$9,467	$12,739

In February 2007, the Company entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15.0 million. On April 30, 2009, Nanometrics re-negotiated its revolving line of credit facility to extend the maturity date of the facility by an additional two years, to April 30, 2011. On June 15, 2009, the Company amended the financial covenants governing the credit facility to reduce the net tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, the Company amended the revolving line of credit facility to (i) increase the maximum principal amount available there under from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.

The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. As of January 1, 2011, the Company was not in breach of any restrictive covenants in connection with its line of credit and debt obligations. There are no outstanding amounts drawn on this facility as of January 1, 2011. Although the Company has no current plans to request advances under this credit facility, it may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance pursuant to which it borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprised of the Company’s principal offices in Milpitas, California.

According to the terms of the loan agreement, the Company can make pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. During the year 2010, in addition to the monthly principal and interest payments due under the agreement, the Company made a $2.6 million pre-payment towards the principal amount of the loan.

At January 1, 2011, future annual maturities of all debt obligations were as follows (in thousands):

Amounts
2011	$1,283
2012	1,283
2013	1,087
2014	811
2015	811
Thereafter	8,430

Total obligations	13,705
(less) Interest	(3,666)

Total loan amount	$10,039

Note 13. Commitments and Contingencies

The Company leases facilities and certain equipment under non-cancellable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2010, 2009 and 2008, was approximately $1.4 million, $1.4 million and $1.4 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

Operating Leases
2011	$1,537
2012	1,134
2013	516
2014	384
2015	236
Thereafter	431

Total	$4,238

In August 2005, KLA-Tencor Corporation (“KLA”), filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). That is, the Company has requested that the PTO review the KLA patents to determine whether or not the patents should remain enforceable as written.

In March 2006, the Court stayed the patent litigation case until the re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate (indicating completion of the reexamination process) on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending, and the litigation remains stayed. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims of KLA’s patents and KLA has amended the claims in response. The Company believes that it has meritorious defenses to the claims and plans to vigorously defend these lawsuits.

Note 14. Stockholders’ Equity

Preferred and Common Stock

The authorized capital stock of Nanometrics consists of 47,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share.

During the fiscal year 2010, the Company repurchased and retired 161,492 shares of its common stock for a total consideration of $2.1 million, including 96,492 shared that were repurchased for $1.3 million and retired under a plan approved by its Board of Directors in the year 2007, and repurchased and retired 65,000 shares for $0.8 million under the 2010 plan approved by its Board of Directors.

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

See Note 5 above for information on option activity in 2010.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. At the end of the fiscal year ended January 1, 2011 Nanometrics had 0.9 million shares remaining for issuance under the ESPP. Shares issued under the ESPP were 56,326 shares, 352,356 shares, and 267,649 shares in 2010, 2009 and 2008 at a weighted average price of $8.88, $1.71 and $2.26, respectively. Of the ESPP purchases, 69,515 shares will be issued subsequent to end of fiscal year 2010.

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

Note 16. Defined Benefit Pension Plan

Nanometrics sponsors a statutory defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. The funded status of the Benefit Plan was as follows for the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008 (in thousands):

Change in fair value of plan assets

	2010	2009	2008
Fair value of plan assets at beginning of year	$95	$78	$55
Actual return on plan assets	9	4	2
Employer contributions	13	13	21

Fair value of plan assets at end of year	$117	$95	$78

Change in projected benefit obligations

	2010	2009	2008
Projected benefit obligation at the beginning of the year	$297	$560	$808
Interest cost	7	14	18
Actuarial gain/loss	94	(88)	(15)
Effects due to curtailment	—	(189)	(251)

Benefit obligation	$398	$297	$560

Funding deficiency	$281	$202	$482

The funding deficiency is reflected in other long-term liabilities on the balance sheet at January 1, 2011 and January 2, 2010, respectively. The accumulated benefit obligation as of January 1, 2011, January 2, 2010 and December 27, 2008 was $0.3 million, $0.2 million and $0.4 million, respectively.

The Company’s Pension Benefit Plan reflects a net loss of $0.1 million, a net gain of $0.1 million and a net gain of $0.2 million for the years ended January 1, 2011, January 2, 2010 and December 27, 2008, respectively. These have been included under other comprehensive income.

Pension Benefit Expense

Nanometrics’ net pension benefit cost (gain) were as follows for the years ended January 1, 2011, January 2, 2010, and December 27, 2008 (in thousands):

	2010	2009	2008
Interest cost	$7	$14	$18
Amortization of transition obligation	11	17	18
Amortization of net loss	(4)	(2)	(2)
Expected return on plan assets	(2)	(2)	(2)
Curtailment or settlement (gain) loss	—	(153)	(146)

Net pension benefit cost (gain) for the year	$12	$(126)	$(114)

The weighted average assumptions used to calculate net benefit cost and obligations were as follows for the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008 were:

	2010	2009	2008
Average increase in compensation levels	1.5%	1.5%	2.0%
Discount rate	2.0%	2.3%	2.5%
Expected long-term returns on the assets	2.0%	2.0%	2.5%

As required by the law, the Company’s plan assets are deposited in Trust of Bank of Taiwan in the form of cash, where Trust of Bank of Taiwan is the assigned trustee for statutory retirement benefits. The expected long-term rate of return of assets for the plan reflects the expected returns for the bank accounts held with the government of Taiwan in which the plan invests.

Note 17. Income Taxes

Income Tax Assets and Liabilities – The Company accounts for income taxes whereby deferred tax assets and liabilities must be recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets must be reduced by a valuation allowance to the extent that management concludes that it is more likely than not that a portion of the deferred tax asset will not be realized in the future. The Company evaluates the deferred tax assets on a continuous basis throughout the year to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. The income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in the valuation allowance.

Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Domestic	$37,640	$(14,111)	$(69,860)
Foreign	3,049	(2,780)	(12,430)

Income (loss) before income taxes	$40,689	$(16,891)	$(82,290)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Current:
Federal	$2,031	$(75)	$(127)
State	659	6	72
Foreign	55	(111)	1,238

	2,745	(180)	1,183

Deferred:
Federal	(14,266)	—	(238)
State	(459)	—	—
Foreign	(3,279)	(406)	(509)

	(18,004)	(406)	(747)

Provision (benefit) for income taxes	$(15,259)	$(586)	$436

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At
	January 1, 2011	January 2, 2010
Deferred tax assets/(liabilities) - current:
Reserves and accruals not currently deductible	$9,625	$7,079
Deferred revenue	338	127
Other	592	554

Total net deferred tax assets/(liabilities) - current	10,555	7,760
Valuation allowance	(911)	(7,515)

Total net deferred tax assets/(liabilities) – current	$9,644	$245

Deferred tax assets (liabilities) noncurrent:
Reserves and accruals	$—	$188
Goodwill	825	354
Shared based compensation	2,411	1,902
Tax credit carry-forwards	2,819	8,180
Net operating losses	7,220	19,209
Depreciation and amortization	2,477	2,392
Other	(405)	17

Total net deferred tax assets (liabilities) - noncurrent	15,347	32,242
Valuation allowance	(6,091)	(31,630)

Total net deferred tax assets/(liabilities) - noncurrent	$9,256	$612

As of January 1, 2011, the Company had net operating loss carryforwards of $25.7 million in California and $23.8 million in foreign countries, which begin to expire in 2013 and 2012, respectively. A total of $1.6 million of the California net operating loss carryforward and $0.7 million of the foreign net operating loss carryforwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in-capital in the period that they become realized. During the year ended January 1, 2011, the Company realized excess benefits as a result of stock option exercises in the amount of $0.8 million, and was appropriately recorded to additional paid-in-capital.

As of January 1, 2011, the Company had available for carryforward research and experimental tax credits, minimum tax credits and foreign tax credits for federal income tax purposes of $3.3 million, $0.3 million, and $0.4 million, respectively. Federal credit carryforwards will begin to expire in 2020. A total of $1.1 million and $0.4 million of the federal research and experimental tax credits and foreign tax credits, respectively, are related to excess tax benefits as a result of stock option exercises and therefore will be recorded to additional paid-in-captial in the period that they become realized.

As of January 1, 2011, the Company had available for carryforward state research and experimental tax credits and other credits of $2 million. State research and experimental tax credits carryforward indefinitely. A total of $0.2 million of the state research and experimental tax credits are related to excess tax benefits as a result of stock option exercises and therefore will be recorded to additional paid-in-captial in the period that they become realized.

During the years ended January 1, 2011 and January 2, 2010 the valuation allowance decreased by $32.1 million and increased by $4.2 million, respectively. Due to improvements in the Company’s operations and industry’s forecast and after considering all positive and negative evidence, the Company now believes it is more likely than not that the Company will utilize certain deferred tax assets. As a result, the Company released $18.2 million of its income tax valuation allowance. The valuation allowance decreased in 2010 due to the release of valuation allowance against federal, state, and foreign deferred assets predominately in the U.S. and Japan as the Company expects to realize its net operating loss and tax credits carryforwards.

Changes in tax laws and tax rates could affect our recorded deferred tax assets and liabilities in the future. Our tax liabilities involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Management will account for any such changes or factors in the period in which such law changes are enacted.

Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Income taxes computed at U.S. statutory rate	$14,241	$(5,912)	$(28,804)
State income taxes	2,080	6	72
Foreign tax rate differential	(3,512)	(229)	4,647
Change in valuation allowance	(28,825)	4,237	4,683
Tax credits	(952)	927	(83)
Goodwill impairment	—	—	18,294
ASC 740-10 Liabilities	1,793	(207)	457
Other, net	(84)	592	1,170

Provision (benefit) for income taxes	$(15,259)	$(586)	$436

Undistributed earnings that were not previously taxed amount to $0.3 million as of January 1, 2011.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which has subsequently been codified in ASC 740-10. ASC 740-10 prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that the Company has taken or anticipates taking on a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. The Company adopted ASC 740-10 effective January 1, 2007.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

The accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and the derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Rollforward Table (at Gross): As of
	January 1, 2011	January 2, 2010	December 27, 2008
Unrecognized tax benefits – beginning of the period	$1,032	$1,374	$343
Foreign Currency Movements	(15)	—	—
Gross increases – tax positions in prior period	1,971	15	835
Gross decreases – tax positions in prior period	—	(345)	—
Gross increases – current-period tax positions	530	81	296
Settlements	—	—	—
Lapse of statute of limitations	(148)	(93)	(100)

Unrecognized tax benefits – end of the period	$3,370	$1,032	$1,374

The unrecognized tax benefits at January 1, 2011 will impact the effective tax rate if the company elected to recognize these tax benefits. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of January 1, 2011, January 2, 2010 and December 27, 2008. The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

The Company is subject to taxation in the US and various states including California, and foreign jurisdictions including Korea, Japan and United Kingdom. Due to tax attribute carry-forwards, the Company is subject to examination for tax years 2004 forward for U.S. tax purposes. The Company was also subject to examination in various states for tax years 2004 forward. The Company is subject to examination for tax years 2004 forward for various foreign jurisdictions.

Note 18. Major Customers

The following customers accounted for 10% or more of total revenue:

	Years Ended
	January 1, 2011	January 2, 2010		December 27, 2008
Samsung Electronics Co. Ltd.	23.0%	33.4%		16.1%
Intel Corporation	16.4%	10.4%		*	**
Hynix Semiconductor, Inc.	12.8%	*	**	*	**
Toshiba Semiconductor	* **	*	**	11.0%

***	The customer accounted for less than 10% of revenue during the period.

The following customers accounted for 10% or more of total accounts receivable:

	At
	January 1, 2011		January 2, 2010
Samsung Electronics Co. Ltd.	19.2%		30.5%
Intel Corporation	*	**	16.1%
Hynix Semiconductor, Inc.	*	**	12.7%

***	The customer accounted for less than 10% of accounts receivable during the period.

Note 19. Product, Segment and Geographic Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company’s business. For the years ended January 1, 2011, January 2, 2010 and December 27, 2008, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Total net revenues:
United States	$65,099	$22,755	$30,102
South Korea	54,156	29,992	20,944
Japan	19,776	11,293	28,572
China	17,532	3,157	7,470
Taiwan	15,990	3,615	5,871
Europe	7,119	3,868	5,315
All other	8,393	2,027	3,827

Total net revenues*	$188,065	$76,707	$102,101

*	Net revenues are attributed to countries based on the customer’s deployment and service locations of systems.

	At
	January 1, 2011	January 2, 2010
Long-lived tangible assets:
United States	$33,377	$34,252
Europe	915	1,450
South Korea	1,229	1,148
Japan	518	819
Taiwan	60	66
China	28	12
All other	294	177

Total long-lived assets	$36,421	$37,924

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

	Years Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Automated Systems	$110,955	$36,554	$40,623
Integrated Systems	17,437	2,767	15,964
Materials Characterization	26,156	9,832	19,009

Total product revenues	$154,548	$49,153	$75,596

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the year ended January 1, 2011, January 2, 2010 and December 27, 2008 (in thousands, except per share amounts):

	Quarters Ended
	Jan. 1, 2011	Oct. 2, 2010	July 3, 2010	Apr. 3, 2010
Total net revenues	$46,130	$53,935	$50,835	$37,165
Gross profit	24,303	29,397	28,006	20,547
Income (loss) from operations	8,668	13,818	12,892	5,946
Net income (loss)	26,129	12,327	11,567	5,925
Net income (loss) per share:
Basic	$1.18	$0.56	$0.53	$0.28
Diluted	$1.12	$0.53	$0.51	$0.26
Shares used in per share computations:
Basic	22,235	21,978	21,672	21,537
Diluted	23,323	23,168	22,847	22,655

	Quarters Ended
	Jan. 2, 2010	Sept. 26, 2009	June 27, 2009	March 28, 2009
Total net revenues	$26,319	$25,814	$14,517	$10,057
Gross profit	13,335	13,933	6,007	2,846
Income (loss) from operations	665	1,489	(6,475)	(9,038)
Net income (loss)	(282)	1,571	(6,965)	(10,628)
Net income (loss) per share:
Basic	$(0.01)	$0.08	$(0.38)	$(0.58)
Diluted	$(0.01)	$0.08	$(0.38)	$(0.58)
Shares used in per share computations:
Basic	19,017	18,598	18,526	18,415
Diluted	19,017	19,398	18,526	18,415

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits, to this Annual Report, are certifications of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K.

As described below under “Report of Management on Internal Control over Financial Reporting”, based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of January 1, 2011.

The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended January 1, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934, our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and our Audit Committee is incorporated by reference to the information set forth in the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year (the “Proxy Statement”). Information regarding the Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on Item 8 on page 34 of this Annual Report on Form 10-K.

(2)	Consolidated Financial Statement Schedule.

The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
(a) II – Valuation and Qualifying Accounts as of and for the year ended January 1, 2011	83
(b) II – Valuation and Qualifying Accounts as of January 2, 2010 and December 27, 2008 and for the years then ended	83

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.

See Exhibit Index beginning on page 74 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2011

NANOMETRICS INCORPORATED

By:	/S/ TIMOTHY J. STULTZ
Timothy J. Stultz President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY J. STULTZ Timothy J. Stultz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/S/ JAMES P. MONIZ James P. Moniz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

/S/ BRUCE C. RHINE Bruce C. Rhine	Chairman of the Board of Directors	March 11, 2011

/S/ HOWARD A. BAIN III Howard A. Bain III	Director	March 11, 2011

/S/ J. THOMAS BENTLEY J. Thomas Bentley	Director	March 11, 2011

/S/ NORMAN COATES Norman Coates	Director	March 11, 2011

/S/ WILLIAM G. OLDHAM William G. Oldham	Director	March 11, 2011

/S/ STEPHEN J. SMITH Stephen J. Smith	Director	March 11, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1(2)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2(4)	Registrant’s 1991 Stock Option Plan, as amended effective May 15, 1997, and form of Stock Option Agreement

10.3(5)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.4(6)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.5(7)	Registrant’s 2002 Non-statutory Stock Option Plan and form of Stock Option Agreement

10.6(8)	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.7(9)	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan form of Subscription Agreement

10.8(8)	Registrant’s Amended and Restated 2005 Equity Incentive Plan

10.9(6)	Registrant’s Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements

10.10(10)	2010 Executive Performance Bonus Plan

10.11(11)	Form of Offer Letter to Timothy J. Stultz

10.12(11)	Form of Executive Severance Agreement between the Registrant and Timothy J. Stultz

10.13(10)	Amended and Restated Executive Severance Agreement between the Registrant and Timothy J. Stultz, dated February 23, 2010

10.14(11)	Form of Relocation Agreement between the Registrant and Timothy J. Stultz

10.15(12)	Form of Executive Severance Agreement between the Registrant and Bruce A. Crawford

10.16(10)	Amended and Restated Executive Severance Agreement between the Registrant and Bruce A. Crawford, dated February 23, 2010

10.17(13)	Form of Offer Letter to James P. Moniz

10.18(13)	Form of Executive Severance Agreement between the Registrant and James P. Moniz

10.19(10)	Amended and Restated Employment Agreement between the Registrant and James P. Moniz, dated February 23, 2010

10.20	Form of Offer Letter to Ronald W. Kisling

10.21	Employment Agreement between Registrant and Ronald W. Kisling, dated February 28, 2011

All Other Material Contracts

10.22(7)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies, Nanometrics, Inc. and Nanometrics IVS Division, Inc.

10.23(13)	Notice of Extension of the Maturity Date of the Loan and Security Agreement, dated as of February 14, 2009

10.24(14)	First Amendment to the Loan and Security Agreement dated September 14, 2007

10.25(14)	Second Amendment to the Loan and Security Agreement dated May 11, 2009, with an effective date of April 29, 2009

10.26(15)	Third Amendment to the Loan and Security Agreement dated June 15, 2009

10.27(16)	Fourth Amendment to the Loan and Security Agreement dated April 13, 2010

10.28(17)	Security Agreement, Balloon Promissory Note, and Deed of Trust by and between GE Commercial Finance Business Property Corporation and the Registrant, each dated July 25, 2008

10.29(15)	Asset Transfer Agreement by and between Zygo Corporation and the Registrant, dated June 17, 2009

10.30(15)	Supply Agreement by and between Zygo Corporation and the Registrant dated June 17, 2009

14	Code of Ethics

14.1(18)	Registrant’s Code of Business Conduct and Ethics

21.1	Subsidiaries

21.1	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

23.2	Consent of BDO USA, LLP (formerly known as BDO Siedman, LLP), Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(19)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(19)	Certification of James P. Moniz, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(20)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and James P. Moniz, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed October 5, 2006.
(2)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Annual Report on Form 10-K filed March 15, 2007.
(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-33583) filed on August 14, 1997.
(5)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K filed March 13, 2008.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007.
(8)	Incorporated by reference to the appendices filed with the Registrant’s definitive proxy statement on Schedule 14A filed April 21, 2009.
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 (File No.333-108474) filed on September 3, 2003.

(10)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 26, 2010.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed August 8, 2007.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007.
(13)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 27, 2009.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2009.
(15)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2009.
(16)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed April 13, 2010.
(17)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2008.
(18)	Incorporated by reference to Exhibit 14 filed with the Registrant’s Annual Report on Form 10-K filed April 1, 2004.
(19)	Filed herewith.
(20)	Furnished herewith.

SCHEDULE II

NANOMETRICS INCORPORATED

(a) VALUATION AND QUALIFYING ACCOUNTS

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
January 1, 2011	$241	$(131)	$47	$63

Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
January 1, 2011	$39,145	$(32,143)	$—	$7,002

(b) VALUATION AND QUALIFYING ACCOUNTS

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
January 2, 2010	$309	$381	$449	$241
December 27, 2008	$323	—	$14	$309

Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
January 2, 2010	$34,902	$4,243	$—	$39,145
December 27, 2008	$40,282	(5,380)	$—	$34,902