Form 10-Q
period 2011-04-02
NANOMETRICS INC
filed 2011-05-11
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 0-13470
___________________________________
NANOMETRICS INCORPORATED
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	94-2276314
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1550 Buckeye Drive, Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 545-6000
___________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2011 there were 22,726,019 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED APRIL 2, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)
(Unaudited)

	As of April 2, 2011	As of January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$80,171	$66,460
Accounts receivable, net of allowances of $70 and $63, respectively	47,958	44,523
Inventories	43,824	43,168
Inventories - delivered systems	2,531	1,466
Prepaid expenses and other	2,454	2,986
Deferred income tax assets	8,677	9,644
Total current assets	185,615	168,247
Property, plant and equipment, net	35,837	35,186
Intangible assets, net	5,566	5,972
Deferred income tax assets, non-current	8,935	9,256
Other assets	1,241	1,235
Total assets	$237,194	$219,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,534	$11,486
Accrued payroll and related expenses	7,176	8,813
Deferred revenue	6,198	4,063
Other current liabilities	7,263	7,293
Income taxes payable	21	250
Current portion of debt obligations	582	572
Total current liabilities	31,774	32,477
Deferred revenue, non-current	4,449	3,191
Other non-current liabilities	5,319	3,912
Debt obligations, net of current portion	9,315	9,467
Total liabilities	50,857	49,047
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000 shares authorized; 22,689 and 22,315, respectively, issued and outstanding	23	22
Additional paid-in capital	230,398	225,755
Accumulated deficit	(46,490)	(57,000)
Accumulated other comprehensive income	2,406	2,072
Total stockholders’ equity	186,337	170,849
Total liabilities and stockholders’ equity	$237,194	$219,896
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net revenues:
Products	$53,983	$28,548
Service	8,160	8,617
Total net revenues	62,143	37,165
Costs of net revenues:
Cost of products	22,647	12,476
Cost of service	4,341	4,142
Total costs of net revenues	26,988	16,618
Gross profit	35,155	20,547
Operating expenses:
Research and development	5,488	4,570
Selling	6,699	4,717
General and administrative	5,499	4,581
Amortization of intangible assets	406	389
Asset impairment	—	344
Total operating expenses	18,092	14,601
Income from operations	17,063	5,946
Other income (expense)
Interest income	40	21
Interest expense	(337)	(472)
Other, net	(513)	555
Total other income (expense), net	(810)	104
Income before income taxes	16,253	6,050
Provision for income taxes	5,743	125
Net income	$10,510	$5,925
Net income per share:
Basic	$0.47	$0.28
Diluted	$0.45	$0.26
Shares used in per share calculation:
Basic	22,568	21,537
Diluted	23,397	22,655
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$10,510	$5,925
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,428	1,509
Asset impairment	—	344
Stock-based compensation	822	929
Excess tax benefit from equity awards	(2,236)	—
Loss (gain) on disposal of fixed assets	—	(4)
Inventory write down	273	330
Deferred income taxes	1,467	(19)
Unrealized foreign exchange transaction (gain) loss	—	(523)
Changes in fair value of contingent payments to Zygo Corporation	147	210
Changes in assets and liabilities:
Accounts receivable	(3,602)	(2,951)
Inventories	(1,657)	(2,349)
Inventories-delivered systems	(1,065)	(340)
Prepaid expenses and other assets	562	165
Accounts payable, accrued and other liabilities	(2,567)	2,284
Deferred revenue	3,393	(975)
Income taxes payable	3,024	214
Net cash provided by operations	10,499	4,749
Cash flows from investing activities:
Payments to Zygo Corporation related to acquisition	(61)	(2,000)
Purchases of property, plant and equipment	(755)	(451)
Proceeds from sale of property, plant and equipment	—	71
Net cash used in investing activities	(816)	(2,380)
Cash flows from financing activities:
Repayment of line of credit	—	(114)
Repayments of debt obligations	(186)	—
Proceeds from sale of shares under employee stock option plans and purchase plan	1,603	184
Stock offering cost	—	(28)
Excess tax benefit from equity awards	2,236	—
Taxes paid on net issuance of stock awards	(23)	(149)
Net cash provided by (used in) financing activities	3,630	(107)
Effect of exchange rate changes on cash and cash equivalents	398	56
Net increase in cash and cash equivalents	13,711	2,318
Cash and cash equivalents, beginning of period	66,460	43,526
Cash and cash equivalents, end of period	$80,171	$45,844
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business and Basis of Presentation
Nature of Business – Nanometrics Inc. and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) is a leading provider of advanced, high-performance process control metrology systems used primarily in the fabrication of semiconductors, high-brightness LEDs, data storage devices and solar photovoltaics. Nanometrics' automated and integrated metrology systems measure critical dimensions, device structures, overlay registration, topography and various thin film properties, including film thickness as well as optical, electrical and material properties. The Company's process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Nanometrics' systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.

Nanometrics was incorporated in California in 1975, and reincorporated in Delaware in 2006. Nanometrics has been publicly traded since 1984 (NASDAQ: NANO). The Company has been a pioneer and innovator in the field of optical metrology. Nanometrics has an extensive installed base of over 6,500 systems in over 150 production factories worldwide. The Company's major customers and original equipment manufacturer (“OEM”) partners include Samsung Electronics Co. Ltd., Intel Corporation, Hynix Semiconductor, Inc., Applied Materials, Inc., IM Flash Technologies, Toshiba Corporation, Western Digital Corporation, Taiwan Semiconductor Manufacturing Company Limited, and Inotera Memories, Inc.

Basis of Presentation - The accompanying Condensed Consolidated Financial Statements (“financial statements”) of the Company have been prepared on a consistent basis with the audited condensed consolidated financial statements as of January 1, 2011 and include all adjustments, necessary to fairly present the information set forth therein (which include only normal recurring adjustments). All significant inter-company accounts and transactions have been eliminated in consolidation.
The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 1, 2011, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011.
Fiscal Period – Nanometrics uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.
Reclassification – Certain 2010 amounts have been reclassified to conform to the current year presentation.
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
Revenue Recognition - The Company derives revenue from the sale of process control metrology systems (“product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “service revenue”). Upgrades are a group of parts that change the existing configuration of a product and are included in service revenue. They are distinguished from product revenue, which consists of complete, automated process control metrology systems (the “system(s)”). Nanometrics' systems consist of hardware and software components that function together to deliver the essential functionality of the system. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

In summary, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectability is reasonably assured.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer to the customer, which usually occurs upon shipment from the Company's  manufacturing location if it can be reliably demonstrated

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria has been met. For initial sales where the Company has not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

The Company warrants its products against defects in manufacturing. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs. On occasion, customers request a warranty period longer than the Company's standard warranty. In those instances where extended warranty services are separately quoted to the customer, the associated revenue is deferred and recognized as service revenue ratably over the term of the contract. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue.

As part of its customer services, the Company sells software that is considered to be an upgrade to the customers' existing systems. These standalone software upgrades are not essential to the tangible product's functionality and are accounted for under software revenue recognition rules which require vendor specific objective evidence ("VSOE") of fair value to allocate revenue in a multiple element arrangement. Revenue from upgrades is recognized when the upgrades are delivered to the customer, provided that all other recognition criteria have been met.

Revenue related to spare parts is recognized upon shipment. Revenue related to billable services is recognized as the services are performed. Service contracts may be purchased by the customer during or after the warranty period and revenue is recognized ratably over the service contract period.

Frequently, Nanometrics delivers products and various services in a single transaction. Nanometrics' deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or it includes delivery of different types of services. Nanometrics' tools, upgrades, and spare parts are delivered to customers within a period of up to 6 months from order date. Installation is usually performed right after delivery of the tool. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which can run up to 12 months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

    On January 2, 2011, Nanometrics adopted the new accounting guidance for arrangements with software elements and/or multiple deliverables. The amended guidance for multiple deliverable arrangements did not change the units of accounting for the Company's revenue transactions, and most products and services qualify as separate units of accounting. The new guidance established a hierarchy of evidence to determine the standalone selling price of a deliverable based on vendor specific objective evidence ("VSOE"), third party evidence ("TPE"), or estimated selling price.

The Company regularly evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. In accordance with the new guidance, the Company allocates the total revenue arrangement among the deliverables based on the relative selling price. The company has established VSOE for some of its products and services when a substantial majority of selling prices falls within a reasonable range when sold separately. For deliverables with no established VSOE, the company uses estimated selling price to determine standalone selling price for such deliverable. TPE is not used since this information is not widely available in the market and as our products contain a significant element of proprietary technology and the solutions offered differs substantially from our competitors. The Company has established a process for developing estimated selling prices, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity specific factors. The Company monitors and evaluates estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner. The adoption of the new accounting standards did not have a significant impact on our consolidated financial statements.

When certain elements in multiple-element arrangements are not delivered or accepted at the end of a reporting period, the relative selling prices of undelivered elements are deferred until these elements are delivered and/or accepted. If deliverables cannot be accounted for as separate units of accounting, the entire arrangement is accounted for as a single unit of

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

accounting and revenue is deferred until all elements are delivered and all revenue recognition requirements are met.
Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “accumulated other comprehensive income” as a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other Income” in the condensed consolidated statements of operations in the quarter incurred and consist of a $0.5 million loss and $0.6 million gain for the three month periods ended April 2, 2011 and April 3, 2010, respectively.

Note 2. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosure requirements included in this pronouncement, did not have a material impact on the consolidated financial statements of the Company.
In September 2009, the FASB ratified ASU 2009 -13, previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (ASC 605-25) which provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using relative pricing and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.
The new standard is currently effective, refer to Note 1 for a summary of the accounting impact.
Also in September 2009, the FASB ratified ASU 2009-14 (previously EITF Issue No. 09-3, Certain Revenue Arrangement That Include Software Elements). ASU 2009-14 modifies the scope of software revenue recognition to remove tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product's essential functionality, and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.
The adoption of the amended guidance included in this pronouncement did not have a material impact on the consolidated financial statements of the Company.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following table presents the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy (in thousands):

As of April 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$11,427	$—	$—	$11,427
Money market account	68,744	—	—	68,744
Total cash and cash equivalents	80,171	—	—	80,171
Total financial assets	$80,171	$—	$—	$80,171
Fair value of contingent payments to Zygo Corporation	$—	$—	$2,738	$2,738
Total financial liabilities	$—	$—	$2,738	$2,738

As of January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$14,750	$—	$—	$14,750
Money market account	51,710	—	—	51,710
Total cash and cash equivalents	66,460	—	—	66,460
Total financial assets	$66,460	$—	$—	$66,460
Fair value of contingent payments to Zygo Corporation	$—	$—	$2,652	$2,652
Total financial liabilities	$—	$—	$2,652	$2,652
Changes in the Company’s Level 3 liabilities were as follows (in thousands):

Level 3
Fair value of Level 3 liability at January 2, 2010	$5,688
Payments made to Zygo Corporation	(3,503)
Change in fair value included in earnings	467
Fair value of Level 3 liability at January 1, 2011	2,652
Payments made to Zygo Corporation	(61)
Changes in fair value included in earnings	147
Fair value of Level 3 liability at April 2, 2011	$2,738

Note 4. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.410% to 1.675% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. During the three month periods ended April 2, 2011 and April 3, 2010, there were no material gains or losses on the sale of such receivables. The Company sold $3.2 million and $0.7 million of receivables, respectively, during the three month periods ended April 2, 2011 and April 3, 2010, respectively. There were no amounts due from such third party financial institutions at April 2, 2011 and January 1, 2011.

Note 5. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market and consist of the following (in thousands):

	April 2, 2011	January 1, 2011
Raw materials and sub-assemblies	$19,806	$22,352
Work in process	13,847	10,295
Finished goods	10,171	10,521
Total inventories	$43,824	$43,168
The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories—delivered systems.”

Note 6. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	April 2, 2011	January 1, 2011
Land	$15,572	$15,570
Building and improvements	18,965	18,829
Machinery and equipment	11,911	11,432
Furniture and fixtures	2,169	2,161
Capital in progress	3,301	2,669
Total property, plant and equipment, gross	51,918	50,661
Accumulated depreciation and amortization	(16,081)	(15,475)
Total property, plant and equipment, net	$35,837	$35,186

Note 7. Intangible Assets
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of April 2, 2011 and January 1, 2011 consist of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	April 2, 2011	April 2, 2011	April 2, 2011
Developed technology	$8,681	$(5,007)	$3,674
Customer relationships	8,521	(7,608)	913
Brand names	1,927	(1,412)	515
Patented technology	2,252	(1,806)	446
Trademark	80	(62)	18
Total	$21,461	$(15,895)	$5,566

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	January 1, 2011	January 1, 2011	January 1, 2011
Developed technology	$8,681	$(4,794)	$3,887
Customer relationships	8,521	(7,469)	1,052
Brand names	1,927	(1,376)	551
Patented technology	2,252	(1,790)	462
Trademark	80	(60)	20
Total	$21,461	$(15,489)	$5,972
The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which are computed using an accelerated method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three month period ended April 2, 2011 and April 3, 2010 was $0.4 million and $0.4 million, respectively.
The estimated future amortization expense as of April 2, 2011 is as follows (in thousands):

Fiscal Years
2011 (remaining nine months)	$1,021
2012	1,249
2013	1,091
2014	732
2015	660
2016	387
Thereafter	426
Total amortization	$5,566

Note 8. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	April 2, 2011	January 1, 2011
Accrued warranty	$3,725	$3,129
Accrued professional services	1,011	722
Customer deposits	—	397
Fair value of contingent payments to Zygo Corporation related to acquisition (Note 3)	700	750
Other	1,827	2,295
Total other current liabilities	$7,263	$7,293

Note 9. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	April 2, 2011	January 1, 2011
Line of Credit
Borrowing from Line of Credit	$—	$—
Debt Obligations
Milpitas building mortgage	9,897	10,039
Total debt obligations	9,897	10,039
Current portion of debt obligations	(582)	(572)
Long-term debt obligations	$9,315	$9,467

In February 2007, the Company entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15.0 million. On April 30, 2009, Nanometrics re-negotiated this credit facility to extend the maturity date of the facility by an additional two years, to April 30, 2011. On June 15, 2009, the Company amended the financial covenants governing the credit facility to reduce the net tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, the Company amended the credit facility to (i) increase the maximum principal amount available thereunder from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.
The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of April 2, 2011 was $20.0 million. As of April 2, 2011, the Company was not in breach of any restrictive covenants in connection with this line of credit. There are no outstanding amounts drawn on this facility as of April 2, 2011. Although the Company has no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.
In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprised of the Company’s principal offices in Milpitas, California.
According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank, however, no changes were made to the terms of the original loan agreement with GE as a result of the sale.
At April 2, 2011, future annual maturities of all debt obligations were as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal years
2011 (remaining nine months)	$1,283
2012	1,283
2013	969
2014	811
2015	811
Thereafter	8,227
Total obligations	13,384
(less) Interest	(3,487)
Total loan amount	$9,897

Based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company's, the estimated fair value of the debt as of April 2, 2011 and January 1, 2011 was $9.7 million and $9.9 million, respectively.

Note 10. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period, including contingently issuable shares and certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income per share computations is as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Weighted average common shares outstanding used in basic net income per share calculation	22,568	21,537
Potential dilutive common stock equivalents, using treasury stock method	829	1,118
Shares used in diluted net income per share computation	23,397	22,655
For the three month periods ended April 2, 2011 and April 3, 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 0.3 million and 0.6 million in the three month periods ended April 2, 2011 and April 3, 2010, respectively.

Note 11. Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans were as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cost of products	$37	$25
Cost of service	53	47
Research and development	147	105
Selling	215	93
General and administrative	370	659
Total stock-based compensation expense	$822	$929
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

assumptions noted in the following table. The expected term of options granted was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions in the following table do not include the assumptions used in the Option Exchange Program as disclosed in Note 5 of the Company's 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 14, 2011.

	Three-Months Ended
	April 2, 2011	April 3, 2010
Stock Options
Expected life	4.53 years	3.91 years
Volatility	76.9%	75.7%
Risk free interest rate	2.04%	2.15%
Dividends	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years
Volatility	69.3%	98.9%
Risk free interest rate	0.16%	0.18%
Dividends	—	—
The weighted average fair value per share of the stock options awarded in the three month period ended April 2, 2011 was $10.11, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the quarter ended April 2, 2011 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at January 1, 2011	2,763,686	$7.43	5.20	$15,308
Exercised	(305,969)	5.52
Granted	459,500
Cancelled	(77,553)
Outstanding at April 2, 2011	2,839,664	$9.13	5.27	$25,220
Exercisable at April 2, 2011	1,250,018	$7.12	4.36	$13,614
During the three month period ended April 2, 2011, the Company granted 10,000 Restricted Stock Units (“RSUs”), which vest on the one year anniversary of the vesting commencement date identified in the applicable grant document. As of April 2, 2011, there were 73,645 RSUs outstanding.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.01 as of April 2, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three month period ended April 2, 2011 and April 3, 2010 was $3.6 million and $0.2 million, respectively.

Note 12. Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Three-Months Ended
	April 2, 2011	April 3, 2010
Net income	$10,510	$5,925
Foreign currency translation adjustments, net of tax	334	(623)
Total comprehensive income	$10,844	$5,302
All of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustment for all periods presented.

Note 13. Warranties
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

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance as of beginning of period	$3,129	$1,200
Actual warranty costs incurred	(1,482)	(460)
Accruals for warranties issued during the period	1,246	980
Aggregate changes in liability relating to pre-existing warranties	832	(13)
Balance as of end of period	$3,725	$1,707

Note 14. Income Taxes
The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. The Company's effective tax rate for the three month period ended April 2, 2011 of approximately 35% is based on the Company's estimated annual effective tax rate of approximately 33% adjusted for discrete items of $0.1 million in the period. The Company's income tax provision for the three month periods ended April 2, 2011 and April 3, 2010 was $5.7 million and $0.1 million, respectively.
The effective income tax rate for the three month period ended April 2, 2011 was substantially similar to the statutory United States federal income tax rate of 35% primarily due to state income taxes which were offset by the domestic manufacturing deductions. The effective tax rate for the three month period ended April 3, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to foreign tax expense, alternate minimum tax ("AMT"), state income taxes, and foreign tax withholding, which were offset by the AMT tax refund.
As of April 2, 2011, the Company continued to have a valuation allowance against certain non-US net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in those jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance may adjust the effective tax rate in the period such determination is made.
The Company is subject to taxation in the US and various states including California, and foreign jurisdictions including South Korea, Japan and the United Kingdom. Due to tax attribute carry-forwards, the Company is subject to examination by the Internal Revenue Service ("IRS") for all tax years, beginning from the 2004 tax year. The Company is also subject to examination in various states and foreign jurisdictions for all tax years beginning from the 2004 tax year. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the three months ended April 2, 2011. The Company believes it may recognize up to $0.5 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Note 15. Commitments and Contingencies
In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company's products infringe two of KLA's patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys' fees. As part of its defense, the Company has filed requests that the U.S. Patent & Trademark Office (“PTO”) review the allegedly infringed KLA patents to determine whether or not the patents should remain enforceable as written.

In March 2006, the Court stayed the patent litigation case until the re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate (indicating completion of the reexamination process) on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending.  The litigation remains stayed. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims of KLA's patents and KLA has amended the claims in response. The Company believes that it has meritorious defenses to the claims, and plans to vigorously defend itself in these lawsuits. However, since the outcome of these lawsuits cannot be reasonably predicted, the range of contingent losses, if any, cannot be estimated, and accordingly, no amounts have been accrued.

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers with whom it enters into contractual relationships. The Company has agreed to hold these customers harmless against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of April 2, 2011 and January 1, 2011.

Note 16. Geographic and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues (based on the deployments and service location of the systems) and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three-Months Ended
	April 2, 2011	April 3, 2010
Total net revenues:
South Korea	$25,144	$16,145
United States	14,565	12,931
Europe	8,768	756
Japan	7,890	2,940
China	1,842	1,996
Taiwan	1,805	1,587
Singapore	900	358
All other	1,229	452
Total net revenues	$62,143	$37,165

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	April 2, 2011	January 1, 2011
Long lived assets
United States	$33,999	$33,377
South Korea	1,251	1,229
Europe	823	915
Japan	468	518
Taiwan	60	60
China	25	28
All Other	452	294
Total long lived assets	$37,078	$36,421

The following customers accounted for 10% or more of total accounts receivable:

	April 2, 2011	January 1, 2011
Samsung Electronics Co. Ltd.	26.3%	19.2%
Hynix Semiconductor, Inc.	17.4%	***

*** The customer accounted for less than 10% of accounts receivable on that date.
The following customers accounted for 10% or more of total revenue:

	Three-Months Ended
	April 2, 2011	April 3, 2010
Intel Corporation	28.7%	22.9%
Samsung Electronics Co. Ltd.	27.5%	38.2%
Hynix Semiconductor, Inc.	11.7%	***

*** The customer accounted for less than 10% of revenue during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those referenced in Part II Item 1A “Risk Factors” and elsewhere in this document. In evaluating our business, investors should carefully consider these factors in addition to the other information set forth in this document. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the (i) audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011 which were included in our 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 14, 2011, and (ii) our other filings with the Securities and Exchange Commission.
The semiconductor industry is cyclical in nature and historically has experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our current results of operations may not necessarily be indicative of future operating results.
Overview
Nanometrics is a leading provider of high-performance process control metrology systems used primarily in the fabrication of semiconductors, high-brightness LEDs (“HB-LED”), data storage devices and solar photovoltaics ("PV"). Nanometrics’ automated and integrated metrology systems measure critical dimensions, device structures, overlay registration, topography and various thin film properties, including film thickness as well as optical, electrical and material properties. Our process control solutions are deployed throughout the fabrication process; from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Nanometrics’ systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs. Our systems are categorized as:

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

2)
Integrated Systems. Our integrated metrology systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Our integrated metrology systems are sold directly to customers and through our OEM channels.

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

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
Recent Accounting Pronouncements
See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Results of Operations
Three month periods ended April 2, 2011 and April 3, 2010
Total net revenues - Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010	Changes In
			Amount	%
Automated Metrology	$39,790	$23,778	$16,012	67.3%
Integrated Systems	5,862	337	$5,525	1,639.6%
Material Characterization	8,331	4,433	$3,898	87.9%
Total Product Revenue	53,983	28,548	25,435	89.1%
Service	8,160	8,617	$(457)	(5.3)%
Total Net Revenues	$62,143	$37,165	$24,978	67.2%
For the three month period ended April 2, 2011, product revenue increased by $25.4 million, reflecting increases across all our product categories. Net revenues from automated metrology increased by $16.0 million from the comparable period of 2010, this increase was primarily driven by increased sales of Atlas tools due to increased demand from our customers, associated with expansions of their semiconductor fabrication plants. Net revenues from our integrated systems increased by $5.5 million from the comparable period of 2010, primarily due to increased sales of our IMPULSE® 9010 series, in support of our customers' capacity expansions. Net revenues from our materials characterization products increased by $3.9 million from the comparable period in 2010, due mainly to increased market demand within the semiconductor and solar industries. Sales of our integrated systems and many of our materials characterization systems are highly dependent on, and driven by, manufacturing companies expanding their production capacity.
Service revenues declined $0.5 million in the three month period ended April 2, 2011 from the comparable period of 2010 primarily due to $0.9 million and $0.2 million declines in sales of parts and upgrades, respectively; partially offset by $0.5 million increase in revenues from service contracts.

Gross margins. Our gross margin breakdown was as follows:

	Three-Months Ended
	April 2, 2011	April 3, 2010
Products	58.0%	56.3%
Services	46.8%	51.9%
The product gross margin for the three month period ended April 2, 2011 of 58.0% increased from 56.3% from the comparable period in 2010. This difference was comprised of 1.6% increase due to newer higher margin products and a 0.2% increase due to better absorption of manufacturing costs as a result of higher manufacturing volume, which increase was partially offset by higher warranty costs.
The gross margin for our services business decreased to 46.8% for the three month period ended April 2, 2011 as compared to gross margins of 51.9% for the comparable periods of 2010 due to decreased margins in billable services and upgrades. These decreased margins were the result of higher material costs in upgrades during the three month period ended April 2, 2011, and higher than average software upgrades with higher margins, during the three month period ended April 3, 2010.
Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three-Months Ended
	April 2, 2011	April 3, 2010	Changes in
			Amount	%
Research and development	$5,488	$4,570	$918	20.1%
Selling	6,699	4,717	$1,982	42.0%
General and administrative	5,499	4,581	$918	20.1%
Amortization of intangible assets	406	389	$17	4.3%
Asset impairment	—	344	$(344)	100.0%
Total operating expenses	$18,092	$14,601	$3,491	23.9%
Research and development. Research and development expenses increased by $0.9 million for the three month period ended April 2, 2011 over the comparable period in 2010 primarily due to increases in labor costs of $0.5 million, bonus expenses of $0.2 million, materials and re-tooling costs of $0.3 million and consulting costs of $0.2 million. These increases were partially offset by a decrease in depreciation of $0.3 million.
Selling. Selling expenses increased by $2.0 million for the three month period ended April 2, 2011 as compared to the corresponding period in 2010; which increase was a result of increased labor costs of $0.9 million, a $0.5 million increase in bonus and commissions, a $0.2 million increase in travel expenses, an increase of $0.2 million in depreciation, and a $0.1 million increase each in the categories of marketing tools and stock based compensation.
General and administrative. General and administrative expenses increased by $0.9 million for the three month period ended April 2, 2011 compared to the corresponding period in 2010, which increase was primarily due to a $0.3 million increase in bonuses and commissions, a $0.3 million increase in labor cost, a $0.4 million increase in the cost of professional services, and a $0.1 million increase in the cost of facilities. These increases were partially offset by decreased stock based compensation expenses of $0.3 million.
Amortization of intangible assets. Amortization of intangible assets was relatively flat for the three month period ended April 2, 2011 when compared to the same period in 2010.
Asset impairment. During the three month period ended April 2, 2011, no assets were considered impaired, and accordingly no such charges were recorded. During the three month period ended April 3, 2010, we recognized an impairment charge of $0.3 million, representing the write off of our internal use software.
Other Income (expense), net.
Our net other income (expense) consisted of the following categories (in thousands):

	Three-Months Ended
	April 2, 2011	April 3, 2010	Changes in
			Amount	%
Interest income	$40	$21	$19	90.5%
Interest expense	(337)	(472)	$135	(28.7)%
Other, net	(513)	555	$(1,068)	(192.5)%
Total other income (expense), net	$(810)	$104	$(914)	(879.1)%
For the three month period ended April 2, 2011 compared to the comparable period of 2010, our interest income increased due to increases in cash and equivalents. Interest expense for the three month period ended April 2, 2011 was lower than the interest expense in the comparable prior year period because we made a $2.6 million pre-payment on the mortgage amount on our company's headquarters during the third quarter of 2010, which reduced the principal amount under the loan. Also included in interest expense is the imputed interest of $0.1 million on fair value of deferred payments to Zygo Corporation related to our acquisition of certain assets from Zygo. Other net expenses were primarily related to foreign exchange gains or losses on translation of our inter-company balances between legal entities, and resulted in a loss of $0.5 million and gain of $0.6 million for the three month periods ended April 2, 2011 and April 3, 2010, respectively.
Provision for income taxes. We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes. Our effective tax rate for the three month period ended April 2, 2011 of approximately 35% is based on our estimated annual effective tax rate of approximately 33% adjusted for discrete items of $0.1 million in the period. Our income tax provision for the three month periods ended April 2, 2011 and April 3, 2010 was $5.7 million and $0.1 million, respectively.
The effective income tax rate for the three month period ended April 2, 2011 was substantially similar to the statutory United States federal income tax rate of 35% primarily due to state income taxes which were offset by the domestic manufacturing deductions. The effective tax rate for the three month period ended April 3, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to foreign tax expense, alternate minimum tax ("AMT"), state income taxes, and foreign tax withholding, which were offset by the AMT tax refund.
As of April 2, 2011, we continue to have a valuation allowance against certain non-US net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in those jurisdictions. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be made to adjust the effective tax rate in the period in which such determination is made.
We are subject to taxation in the US and various states including California, and foreign jurisdictions including South Korea, Japan and the United Kingdom. Due to tax attribute carry-forwards, we are subject to examination by the Internal Revenue Service ("IRS") for all tax years, beginning from the 2004 tax year. We are also subject to examination in various states and foreign jurisdictions for all tax years beginning from the 2004 tax year. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of accrued penalties and interest is not material for the three months ended April 2, 2011. We believe we may recognize up to $0.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.
Liquidity and Capital Resources
At April 2, 2011, our cash and cash equivalents totaled $80.2 million and working capital was $153.8 million, compared to $66.5 million of cash and equivalents and $135.8 million of working capital as of January 1, 2011
Operations -
Cash provided by operating activities for the three month period ended April 2, 2011 was $10.5 million, which was a result of net income of $10.5 million, and the net effect of non-cash transactions and changes in working capital. Non-cash transactions of $1.9 million included i) depreciation and amortization of $1.4 million, ii) an increase in deferred income tax of $1.4 million, iii) stock based compensation of $0.8 million and iv) excess tax benefit from employee stock option exercises of $2.2 million.
Operating activities provided cash of $4.7 million for the three-month period ended April 3, 2010 primarily as a result of net income of $5.9 million, certain non-cash charges including $1.5 million of depreciation and amortization, $0.3 million of asset impairment, and $0.9 million of stock-based compensation, offset by decreases in net working capital of $4.0 million and unrealized gain on foreign exchange of $0.5 million.
Investing -

For the three month period ended April 2, 2011, $0.8 million cash was used primarily for capital expenses.
Investing activities for the three month period ended April 3, 2010 used cash of $2.4 million as a result of a cash payment of $2.0 million to Zygo Corporation, and cash outlays of $0.5 million in capital equipment, which amounts were offset by sales proceeds of $0.1 million from the sale of property, plant and equipment.
Financing -
For the three month period ended April 2, 2011, $3.6 million was generated from financing activities, primarily due to $2.2 million of excess tax benefit from employee stock option exercises and $1.6 million from the exercise of employee stock options.
For the three month period ended April 3, 2010, financing activities used cash of $0.1 million, as a result of repayment of debt obligation of $0.1 million, and tax paid on net issuance of stock awards of $0.2 million, offset by $0.2 million of proceeds from the sale of Company shares to employees through the Company’s stock purchase plans.
In February 2007, we entered into a two-year agreement for a revolving line of credit facility in a maximum principal amount of $15.0 million. On April 30, 2009, we re-negotiated to extend the maturity date of the credit facility by an additional two years, to April 30, 2011. On June 15, 2009, we amended the financial covenants governing the credit facility to reduce the tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, we amended the credit facility to (i) increase the maximum principal amount available there under from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.
The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of April 2, 2011 was $20.0 million. As of April 2, 2011, we were not in breach of any restrictive covenants in connection with this line of credit. There are no outstanding amounts drawn on this facility as of April 2, 2011. Although we have no current plans to request advances under this credit facility, we plan to renew the credit facility which is set to expire on April 30, 2012, and may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million. This loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen- year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018.
We have evaluated and will continue to evaluate the acquisitions of products, technologies or business that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities may require significant cash outlays. We believe our cash, cash equivalents and borrowing availability will be sufficient to meet our liquidity needs through at least the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 filed with the SEC on March 14, 2011. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of April 2, 2011, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company’s products infringe two of KLA’s patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys’ fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”) to determine whether or not the patents should remain enforceable as written.
In March 2006, the Company filed a motion for and was granted a stay in the patent litigation case until such re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims by KLA and KLA has amended the claims in response. We believe that we have meritorious defenses to the claims, and plan to vigorously defend these lawsuits.

ITEM 1A.	RISK FACTORS
Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the Securities and Exchange Commission on March 14, 2011. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.	EXHIBITS
The following exhibits are filed or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

10	Material Contracts

10.1	2011 Executive Performance Bonus Plan

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(2)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(2)
Certification of Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 __________________

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ RONALD W. KISLING
Ronald W. Kisling
Chief Financial Officer
Dated: May 11, 2011

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

10	Material Contracts

10.1	2011 Executive Performance Bonus Plan

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(2)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(2)
Certification of Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 __________________

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Filed herewith.

(3)	Furnished herewith.