Form 10-Q
period 2011-07-02
NANOMETRICS INC
filed 2011-08-10
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2011
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
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such file)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒  No  ☐
As of August 3, 2011 there were 22,860,628 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JULY 2, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)
(Unaudited)

	As of July 2, 2011	As of January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$91,685	$66,460
Accounts receivable, net of allowances of $162 and $63, respectively	43,546	44,523
Inventories	45,708	43,168
Inventories - delivered systems	2,435	1,466
Prepaid expenses and other	6,367	2,986
Deferred income tax assets	9,912	9,644
Total current assets	199,653	168,247
Property, plant and equipment, net	37,349	35,186
Intangible assets, net	5,165	5,972
Deferred income tax assets, non-current	7,662	9,256
Other assets	1,139	1,235
Total assets	$250,968	$219,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,542	$11,486
Accrued payroll and related expenses	7,680	8,813
Deferred revenue	4,767	4,063
Other current liabilities	7,529	7,293
Income taxes payable	—	250
Current portion of debt obligations	603	572
Total current liabilities	35,121	32,477
Deferred revenue, non-current	5,097	3,191
Other non-current liabilities	5,248	3,912
Debt obligations, net of current portion	9,151	9,467
Total liabilities	54,617	49,047
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000 shares authorized; 22,701 and 22,315, respectively, issued and outstanding	23	22
Additional paid-in capital	228,286	225,755
Accumulated deficit	(35,403)	(57,000)
Accumulated other comprehensive income	3,445	2,072
Total stockholders’ equity	196,351	170,849
Total liabilities and stockholders’ equity	$250,968	$219,896
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues:
Products	$54,227	$43,404	$108,210	$71,952
Service	10,145	7,431	18,305	16,048
Total net revenues	64,372	50,835	126,515	88,000
Costs of net revenues:
Cost of products	23,334	18,408	45,981	30,884
Cost of service	4,934	4,421	9,275	8,563
Total costs of net revenues	28,268	22,829	55,256	39,447
Gross profit	36,104	28,006	71,259	48,553
Operating expenses:
Research and development	5,779	4,931	11,267	9,501
Selling	6,997	5,372	13,696	10,089
General and administrative	5,442	4,357	10,941	8,938
Amortization of intangible assets	401	410	807	799
Asset impairment	—	44	—	388
Total operating expenses	18,619	15,114	36,711	29,715
Income from operations	17,485	12,892	34,548	18,838
Other income (expense)
Interest income	65	27	105	48
Interest expense	(341)	(384)	(678)	(837)
Other, net	(470)	222	(983)	758
Total other income (expense), net	(746)	(135)	(1,556)	(31)
Income before income taxes	16,739	12,757	32,992	18,807
Provision for income taxes	5,652	1,190	11,395	1,314
Net income	$11,087	$11,567	$21,597	$17,493
Net income per share:
Basic	$0.49	$0.53	$0.95	$0.81
Diluted	$0.47	$0.51	$0.92	$0.77
Shares used in per share calculation:
Basic	22,709	21,672	22,637	21,605
Diluted	23,442	22,847	23,422	22,751

See Notes to Condensed Consolidated Financial Statements
NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$21,597	$17,493
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,910	3,006
Asset impairment	—	388
Stock-based compensation	1,777	2,131
Excess tax benefit from equity awards	(1,519)	—
Loss (gain) on disposal of fixed assets	3	(206)
Inventory write down	728	804
Deferred income taxes	1,425	96
Unrealized foreign exchange transaction (gain) loss	—	(523)
Changes in fair value of contingent payments to Zygo Corporation	391	443
Changes in assets and liabilities:
Accounts receivable	1,092	(11,857)
Inventories	(5,502)	(3,796)
Inventories-delivered systems	(969)	1,167
Prepaid expenses and other assets	(3,200)	106
Accounts payable, accrued and other liabilities	2,010	5,490
Deferred revenue	2,607	(2,306)
Income taxes payable	2,315	949
Net cash provided by operations	25,665	13,385
Cash flows from investing activities:
Payments to Zygo Corporation related to acquisition	(191)	(3,446)
Purchases of property, plant and equipment	(1,746)	(691)
Proceeds from sale of property, plant and equipment	—	492
Net cash used in investing activities	(1,937)	(3,645)
Cash flows from financing activities:
Repayments of debt obligations	(282)	(200)
Proceeds from sale of shares under employee stock plans	3,539	1,834
Stock offering costs	—	(28)
Excess tax benefit from equity awards	1,519	—
Taxes paid on net issuance of stock awards	(46)	(166)
Repurchases of common stock	(4,257)	—
Net cash provided by financing activities	473	1,440
Effect of exchange rate changes on cash and cash equivalents	1,024	197
Net increase in cash and cash equivalents	25,225	11,377
Cash and cash equivalents, beginning of period	66,460	43,526
Cash and cash equivalents, end of period	$91,685	$54,903
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business and Basis of Presentation
Nature of Business – Nanometrics Incorporated and its wholly-owned subsidiaries (collectively, “Nanometrics” or the “Company”) is a leading provider of advanced, high-performance process control metrology systems used primarily in the fabrication of semiconductors, high-brightness LEDs, data storage devices and solar photovoltaics. Nanometrics' automated and integrated metrology systems measure critical dimensions, device structures, overlay registration, topography and various thin film properties, including film thickness as well as optical, electrical and material properties. The Company's process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Nanometrics' systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.

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

Basis of Presentation - The accompanying Condensed Consolidated Financial Statements (“financial statements”) of the Company have been prepared on a consistent basis with the consolidated financial statements as of January 1, 2011 and include all adjustments, necessary to fairly present the information set forth therein (which include only normal recurring adjustments). All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Estimates are used for, but not limited to, the provision for doubtful accounts, the provision for excess, obsolete, or slow moving inventories, valuation of intangible assets and long-lived assets, useful lives, warranty reserves, income taxes, valuation of stock-based compensation, and contingencies.
Revenue Recognition - The Company derives revenue from the sale of process control metrology systems (“product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “service revenue”). Upgrades are a group of parts and/or software that change the existing configuration of a product and are included in service revenue. They are distinguished from product revenue, which consists of complete, automated process control metrology systems (the “system(s)”). Nanometrics' systems consist of hardware and software components that function together to deliver the essential functionality of the system. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

In summary, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectability is reasonably assured.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer to the customer, which usually occurs upon shipment from the Company's  manufacturing location if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria has been met. For initial sales where the Company has not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

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

As part of its customer services, the Company sells software that is considered to be an upgrade to a customer's existing systems. These standalone software upgrades are not essential to the tangible product's functionality and are accounted for under software revenue recognition rules which require vendor specific objective evidence ("VSOE") of fair value to allocate revenue in a multiple element arrangement. Revenue from upgrades is recognized when the upgrades are delivered to the customer, provided that all other recognition criteria have been met.

Revenue related to spare parts is recognized upon shipment. Revenue related to billable services is recognized as the services are performed. Service contracts may be purchased by the customer during or after the warranty period and revenue is recognized ratably over the service contract period.

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or it includes delivery of different types of services. The Company's tools, upgrades, and spare parts are delivered to customers within a period of up to 6 months from order date. Installation is usually performed right after delivery of the tool. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, such terms can be up to 12 months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

    On January 2, 2011, the Company adopted the new accounting guidance for arrangements with software elements and/or multiple deliverables. The amended guidance for multiple deliverable arrangements did not change the units of accounting for the Company's revenue transactions, and most products and services qualify as separate units of accounting. The new guidance established a hierarchy of evidence to determine the standalone selling price of a deliverable based on vendor specific objective evidence ("VSOE"), third party evidence ("TPE"), or best estimated selling price.

The Company regularly evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. In accordance with the new guidance, the Company allocates the arrangement consideration among the deliverables based on relative selling price. The company has established VSOE for some of its products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, the company uses best estimated selling price to determine standalone selling price for such deliverable. The Company does not use TPE to determine standalone selling price since this information is not widely available in the market as our products contain a significant element of proprietary technology and the solutions offered differ substantially from our competitors. The Company has established a process for developing estimated selling prices, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. The Company monitors and evaluates estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner. The adoption of the new accounting standards did not have a significant impact on our consolidated financial statements.
When certain elements in multiple-element arrangements are not delivered or accepted at the end of a reporting period, the relative selling prices of undelivered elements are deferred until these elements are delivered and/or accepted. If deliverables cannot be accounted for as separate units of accounting, the entire arrangement is accounted for as a single unit of accounting and revenue is deferred until all elements are delivered and all revenue recognition requirements are met.
Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “accumulated other comprehensive income” as a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other Income” in the condensed consolidated statements of operations in the quarter incurred and consist of a $0.4 million loss and $0.1 million loss for the three month periods ended July 2, 2011 and July 3, 2010, respectively, and a $0.8 million loss and $0.5 million gain for the six month periods ended July 2, 2011 and July 3, 2010, respectively.

Note 2. Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05), which provides amendments to FASB Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification ("ASC") Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact the adoption will have on its consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force, (ASU 2010-29), which clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparative prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosure requirements included in this pronouncement did not have a material impact on the consolidated financial statements of the Company.
In September 2009, the FASB ratified ASU 2009 -13, previously Emerging Issues Task Force ("EITF") Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (ASC 605-25) which provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using relative pricing and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.
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

Note 3. Fair Value Measurements and Disclosures
Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability.
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

The following table presents the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy (in thousands):

As of July 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$11,884	$—	$—	$11,884
Money market account	79,801	—	—	79,801
Total cash and cash equivalents	91,685	—	—	91,685
Total financial assets	$91,685	$—	$—	$91,685
Fair value of contingent payments to Zygo Corporation	$—	$—	$2,852	$2,852
Total financial liabilities	$—	$—	$2,852	$2,852

As of January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$14,750	$—	$—	$14,750
Money market account	51,710	—	—	51,710
Total cash and cash equivalents	66,460	—	—	66,460
Total financial assets	$66,460	$—	$—	$66,460
Fair value of contingent payments to Zygo Corporation	$—	$—	$2,652	$2,652
Total financial liabilities	$—	$—	$2,652	$2,652

Changes in the Company’s Level 3 liabilities were as follows (in thousands):

Level 3
Fair value of Level 3 liability at January 2, 2010	$5,688
Payments made to Zygo Corporation	(3,503)
Change in fair value included in earnings	467
Fair value of Level 3 liability at January 1, 2011	2,652
Payments made to Zygo Corporation	(191)
Changes in fair value included in earnings	391
Fair value of Level 3 liability at July 2, 2011	$2,852

Note 4. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.323% to 1.475% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $4.7 million and $1.3 million of receivables, respectively, during the three month periods ended July 2, 2011 and July 3, 2010, and sold $7.9 million and $2.0 million of receivables, respectively, during the six month periods ended July 2, 2011 and July 3, 2010. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at July 2, 2011 and January 1, 2011.

Note 5. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

	July 2, 2011	January 1, 2011
Raw materials and sub-assemblies	$20,450	$22,352
Work in process	13,153	10,295
Finished goods	12,105	10,521
Total inventories	$45,708	$43,168
Total amortization expense for demonstration tools for the three month periods ended July 2, 2011 and July 3, 2010 was $0.4 million and $0.3 million, respectively, and for the six month periods ended July 2, 2011 and July 3, 2010 was $0.8 million and $0.6 million, respectively.
The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories—delivered systems” in the Company's Condensed Consolidated Balance Sheets.

Note 6. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	July 2, 2011	January 1, 2011
Land	$15,573	$15,570
Building and improvements	19,057	18,829
Machinery and equipment	13,689	11,432
Furniture and fixtures	2,220	2,161
Capital in progress	3,653	2,669
Total property, plant and equipment, gross	54,192	50,661
Accumulated depreciation and amortization	(16,843)	(15,475)
Total property, plant and equipment, net	$37,349	$35,186
Total depreciation and amortization expense for the three month periods ended July 2, 2011 and July 3, 2010 was $0.7 million and $0.8 million, respectively, and for the six month periods ended July 2, 2011 and July 3, 2010 was $1.3 million and $1.6 million, respectively.

Note 7. Intangible Assets
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of July 2, 2011 and January 1, 2011 consist of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	July 2, 2011	July 2, 2011	July 2, 2011
Developed technology	$8,681	$(5,226)	$3,455
Customer relationships	8,521	(7,735)	786
Brand names	1,927	(1,448)	479
Patented technology	2,252	(1,823)	429
Trademark	80	(64)	16
Total	$21,461	$(16,296)	$5,165

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	January 1, 2011	January 1, 2011	January 1, 2011
Developed technology	$8,681	$(4,794)	$3,887
Customer relationships	8,521	(7,469)	1,052
Brand names	1,927	(1,376)	551
Patented technology	2,252	(1,790)	462
Trademark	80	(60)	20
Total	$21,461	$(15,489)	$5,972
The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which are computed using an accelerated method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for both the three month periods ended July 2, 2011 and July 3, 2010 was $0.4 million, and for both the six month periods ended July 2, 2011 and July 3, 2010 was $0.8 million.
The estimated future amortization expense as of July 2, 2011 is as follows (in thousands):

Fiscal Years
2011 (remaining six months)	$620
2012	1,249
2013	1,091
2014	732
2015	660
2016	387
Thereafter	426
Total amortization	$5,165

Note 8. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 2, 2011	January 1, 2011
Accrued warranty (Note 13)	$4,242	$3,129
Accrued professional services	904	722
Customer deposits	—	397
Fair value of contingent payments to Zygo Corporation related to acquisition (Note 3)	678	750
Other	1,705	2,295
Total other current liabilities	$7,529	$7,293

Note 9. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	July 2, 2011	January 1, 2011
Debt Obligations
Milpitas building mortgage	$9,754	$10,039
Current portion of debt obligations	(603)	(572)
Long-term debt obligations	$9,151	$9,467

In February 2007, the Company entered into a two-year agreement for a revolving line of credit facility with a maximum principal amount of $15.0 million. On April 30, 2009, the Company re-negotiated this credit facility to extend the maturity date of the facility by an additional two years, to April 30, 2011. On June 15, 2009, the Company amended the financial covenants governing the credit facility to reduce the net tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, the Company amended the credit facility to (i) increase the maximum principal amount available thereunder from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.
The instrument governing the facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The borrowing base available as of July 2, 2011 was $19.1 million, the lesser of $7.5 million plus the borrowing base or $20.0 million. As of July 2, 2011, the Company was not in breach of any restrictive covenants in connection with this line of credit. There are no outstanding amounts drawn on this facility as of July 2, 2011. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.
In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprising the Company’s principal offices in Milpitas, California. GE subsequently sold the mortgage on March 31, 2011 to Sterling Savings Bank, however, no changes were made to the terms of the original loan agreement with GE as a result of the sale.
According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. On July 26, 2011, the Company prepaid $1,950,000, representing 20% of the outstanding balance.
At July 2, 2011, future annual maturities of all debt obligations were as follows (in thousands):

Fiscal years
2011 (remaining six months)	$535
2012	1,283
2013	1,126
2014	811
2015	811
Thereafter	8,497
Total obligations	13,063
(less) Interest	(3,309)
Total loan amount	$9,754

Based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company's, the estimated fair value of the debt as of July 2, 2011 and January 1, 2011 was $10.0 million and $9.9 million, respectively.

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

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Weighted average common shares outstanding used in basic net income per share calculation	22,709	21,672	22,637	21,605
Potential dilutive common stock equivalents, using treasury stock method	733	1,175	785	1,146
Shares used in diluted net income per share computation	23,442	22,847	23,422	22,751
For the three and six month periods ended July 2, 2011 and July 3, 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 0.7 million and 0.5 million, respectively, for the three and six month period ended July 2, 2011, respectively, and 0.7 million and 0.8 million in the three and six month period ended July 3, 2010, respectively.

Note 11. Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of products	$28	$34	$66	$59
Cost of service	43	58	95	105
Research and development	221	147	368	252
Selling	311	154	526	247
General and administrative	352	809	722	1,468
Total stock-based compensation expense	$955	$1,202	$1,777	$2,131

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

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Stock Options
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	77.49%	73.10%	76.97%	73.30%
Risk free interest rate	1.84%	2.38%	2.00%	2.36%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	68.27%	67.43%	76.20%	80.34%
Risk free interest rate	0.21%	0.22%	0.20%	0.20%
Dividends	—	—	—	—
The weighted average fair value per share of the stock options awarded in the three and six month periods ended July 2, 2011 was $9.42 and $9.98, respectively, based on the fair market value of the Company’s common stock on the grant dates. The weighted average fair value per share of the stock options awarded in the three and six month periods ended July 3, 2010 was $6.06 for both periods, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the quarter ended July 2, 2011 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at January 1, 2011	2,763,686	$7.43	5.20	$15,308
Exercised	(607,119)	6.35
Granted	562,447
Cancelled	(125,321)
Outstanding at July 2, 2011	2,593,693	$9.60	5.21	$27,012
Exercisable at July 2, 2011	1,191,186	$7.24	4.37	$15,200
During the six month period ended July 2, 2011, the Company granted 24,292 Restricted Stock Units (“RSUs”), which vest between one and four years after the vesting commencement date identified in the applicable grant document. As of July 2, 2011, there were 66,621 RSUs outstanding.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.01 as of July 1, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and six month periods ended July 2, 2011 was $3.9 million and $8.3 million, respectively. The total intrinsic value of options exercised during the three and six month periods ended July 3, 2010 was $1.1 million and $1.3 million, respectively.

Note 12. Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$11,087	$11,567	$21,597	$17,493
Foreign currency translation adjustments, net of tax	1,039	58	1,373	(565)
Total comprehensive income	$12,126	$11,625	$22,970	$16,928
All of the accumulated other comprehensive income reflected as a separate component of stockholders’ equity consists of accumulated foreign currency translation adjustments for all periods presented.

Note 13. Warranties
Product Warranty – The Company sells the majority of its products with a 12-month repair or replacement warranty from the date of acceptance. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors. Components of the warranty accrual, which were included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Balance as of beginning of period	$3,725	$1,707	$3,129	$1,200
Actual warranty costs incurred	(1,562)	(638)	(3,250)	(1,098)
Accruals for warranties issued during the period	1,291	1,455	2,537	2,435
Aggregate changes in liability relating to pre-existing warranties	788	(31)	1,826	(44)
Balance as of end of period	$4,242	$2,493	$4,242	$2,493

Note 14. Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. The Company's effective tax rate for the three month period ended July 2, 2011 of approximately 34% is based on the Company's estimated annual effective tax rate of approximately 34% adjusted for discrete items of $0.1 million in the period. The Company's income tax provision for the three month periods ended July 2, 2011 and July 3, 2010 was $5.7 million and $1.2 million, respectively. The Company's income tax provision for the six month periods ended July 2, 2011 and July 3, 2010 was $11.4 million and $1.3 million, respectively.

The effective income tax rate for the six month period ended July 2, 2011 was substantially similar to the statutory United States federal income tax rate of 35% primarily due to state income taxes and subpart F income, which were offset by the domestic manufacturing deduction and federal income tax rates in excess of foreign tax rates. The effective tax rate for the six month period ended July 3, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to foreign non-deductible share-based compensation expense, state income taxes, foreign tax withholding, and subpart F income which were offset by change in valuation allowance, recording a benefit for the alternative minimum tax and net operating loss carrybacks, and federal income tax rates in excess of foreign tax rate.

As of July 2, 2011, the Company continued to have a valuation allowance against certain non-US net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in those jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance may adjust the effective tax rate in the period such determination is made.

The Company is subject to taxation in the United States and various states including California, and foreign jurisdictions including South Korea, Japan and the United Kingdom. Due to tax attribute carry-forwards, the Company is subject to examination by the Internal Revenue Service ("IRS") for all tax years, beginning from the 2004 tax year. The Company is also subject to examination in various states and foreign jurisdictions for all tax years beginning from the 2004 tax year.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the six months ended July 2, 2011. The Company believes it may recognize up to $0.5 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Note 15. Commitments and Contingencies
In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company's products infringe two of KLA's patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys' fees. As part of its defense, the Company has filed requests for re-examination of the allegedly infringed KLA patents with the United States Patent & Trademark Office (“PTO”). That is, the Company has requested that the PTO review the KLA patents to determine whether or not the patents should remain enforceable as written.

In March 2006, the Court stayed the patent litigation case until the re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate (indicating completion of the reexamination process) on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending. On July 22, 2011, the PTO issued a Notice of Intent to issue Ex Parte Reexamination Certificate in the second reexamination of the third patent. The litigation remains stayed. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims of KLA's patents and KLA has amended the claims in response. The Company believes that it has meritorious defenses to the claims, and plans to vigorously defend itself in these lawsuits. However, since the outcome of these lawsuits cannot be reasonably predicted, the range of contingent losses, if any, cannot be estimated, and accordingly, no amounts have been accrued.

On August 3, 2011, the Company filed a complaint against KLA in the United States District Court for the District of Delaware. The complaint alleges that several of KLA's overlay metrology products infringe two of the Company's patents. The complaint seeks injunctive relief against KLA's sale of these products as well as a recovery of monetary damages and attorney's fees from KLA.
Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of July 2, 2011 and January 1, 2011.

Note 16. Geographic and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues (based on the deployments and service location of the systems) and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Total net revenues:
South Korea	$22,474	$11,165	$47,617	$27,310
United States	8,673	21,472	17,441	34,404
Europe	9,162	1,111	23,727	1,867
Japan	8,371	6,838	16,261	9,778
China	7,566	4,938	9,409	6,934
Taiwan	4,976	4,928	6,781	6,515
Singapore	3,076	333	3,975	690
All other	74	50	1,304	502
Total net revenues	$64,372	$50,835	$126,515	$88,000

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	July 2, 2011	January 1, 2011
Long lived assets
United States	$35,542	$33,377
South Korea	1,066	1,229
Europe	861	915
Japan	479	518
Taiwan	54	60
China	42	28
Singapore	306	161
All Other	138	133
Total long lived assets	$38,488	$36,421

The following customers accounted for 10% or more of total accounts receivable:

	July 2, 2011	January 1, 2011
Samsung Electronics Co. Ltd.	16.4%	19.2%
Hynix Semiconductor, Inc.	26.9%	***

*** The customer accounted for less than 10% of accounts receivable on that date.
The following customers accounted for 10% or more of total revenue:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Intel Corporation	12.8%	22.5%	20.6%	22.7%
Samsung Electronics Co. Ltd.	25.6%	16.8%	26.5%	25.9%
Hynix Semiconductor, Inc.	18.1%	19.8%	15.0%	15.4%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations
Three and Six month periods ended July 2, 2011 and July 3, 2010
Total net revenues - Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011	July 3, 2010	Changes In		July 2, 2011	July 3, 2010	Changes In
			Amount	%			Amount	%
Automated Metrology	$38,322	$32,055	$6,267	19.6%	$78,112	$55,833	$22,279	39.9%
Integrated Systems	6,882	4,566	2,316	50.7%	12,744	4,903	7,841	159.9%
Material Characterization	9,023	6,783	2,240	33.0%	17,354	11,216	6,138	54.7%
Total Product Revenue	54,227	43,404	10,823	24.9%	108,210	71,952	36,258	50.4%
Service revenue	10,145	7,431	2,714	36.5%	18,305	16,048	2,257	14.1%
Total Net Revenues	$64,372	$50,835	$13,537	26.6%	$126,515	$88,000	$38,515	43.8%
For the three and six month periods ended July 2, 2011, product revenue increased by $10.8 million and $36.3 million, respectively, reflecting continuing sales increases across all of our product categories. Net revenues from automated metrology increased by $6.3 million and $22.3 million, respectively, from the comparable periods in 2010. These increases were primarily driven by increased sales of tools due to increased demand from our customers, associated with the expansion of their semiconductor fabrication plants. Net revenues from our integrated systems increased by $2.3 million and $7.8 million, respectively, from the comparable periods in 2010, primarily due to increased sales of our IMPULSE® 9010 series, in support of our customers' expansion of capacity. Net revenues from our materials characterization products increased by $2.2 million and $6.1 million, respectively, from the comparable periods in 2010, due mainly to increased market demand within the semiconductor and solar industries. Sales of our integrated systems and many of our materials characterization systems are highly dependent on, and driven by, manufacturing companies expanding their production capacity.
Service revenue increased by $2.7 million in the three month period ended July 2, 2011 from the comparable period in 2010, primarily due to $2.8 million increase in sales of billable upgrades, billable services and service contracts which was partially offset by $0.3 million decrease in revenue from sales of parts and training. During the six month period ended July 2, 2011, service revenue increased by $2.3 million from the comparable six month period in 2010, primarily due to $3.2 million increase in billable upgrades, billable services and service contracts which was partially offset by $1.2 million decrease in revenue from sales of parts and training.

Gross margins. Our gross margin breakdown was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Products	57.0%	57.6%	57.5%	57.0%
Services	51.4%	40.5%	49.3%	46.6%
The product gross margin for the three and six month periods ended July 2, 2011 of 57.0% and 57.5%, respectively, decreased 0.6 points and increased 0.5 points, respectively, from the comparable periods in 2010. The decrease for the three month comparative period was driven primarily by higher direct costs. The increase for the six month comparative period was driven by improved absorption variances and decreases in other manufacturing costs.
The gross margin for our services business increased to 51.4% and 49.3%, respectively, for the three and six month periods ended July 2, 2011 as compared to gross margins of 40.5% and 46.6%, respectively, for the comparable periods in 2010 primarily due to increased sales of in-field upgrades and service contract revenue, which have higher margins. These increases were partially offset by increased labor charges for installation and warranty work.
Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011	July 3, 2010	Changes in		July 2, 2011	July 3, 2010	Changes in
			Amount	%			Amount	%
Research and development	$5,779	$4,931	$848	17.2%	$11,267	$9,501	$1,766	18.6%
Selling	6,997	5,372	1,625	30.2%	13,696	10,089	3,607	35.8%
General and administrative	5,442	4,357	1,085	24.9%	10,941	8,938	2,003	22.4%
Amortization of intangible assets	401	410	(9)	(2.2)%	807	799	8	1.0%
Asset impairment	—	44	(44)	(100.0)%	—	388	(388)	(100.0)%
Total operating expenses	$18,619	$15,114	$3,505	23.2%	$36,711	$29,715	$6,996	23.5%
Research and development. Research and development expenses increased by $0.8 million for the three month period ended July 2, 2011 over the comparable period in 2010 primarily due to $0.6 million of increased labor costs including merit salary increases, and increases in bonus and health benefit costs, and $0.3 million increased materials costs, partially offset by a $0.1 million decrease in depreciation.
Research and development expenses increased by $1.8 million for the six month period ended July 2, 2011 over the comparable period in 2010 primarily due to $1.3 million of increased labor costs including merit salary increases, and increases in bonus and health benefit costs, $0.6 million of increased materials costs and increasing investment in research and development projects, and $0.3 million of increased supplier retooling and other cost, partially offset by a $0.4 million decrease in depreciation.
Selling. Selling expenses increased by $1.6 million for the three month period ended July 2, 2011 as compared to the corresponding period in 2010, primarily due to $0.4 million increase of merit salary increases and health benefit costs, $0.4 million increase of commissions, $0.3 million increase of travel cost, $0.2 million of increased stock-based compensation, and $0.3 million increase of other cost.
Selling expenses increased by $3.6 million for the six month period ended July 2, 2011 as compared to the corresponding period in 2010 primarily due to $1.5 million of increased labor cost including merit salary increases, and increases in health benefit costs, bonus and head count, $0.5 million of increased travel cost, $0.4 million of increased commissions, $0.3 million of increased depreciation and amortization of evaluation tools, $0.3 million of increased stock-based compensation, $0.3 million of increased marketing incentives, $0.2 million of increased facilities cost, and $0.1 million increase of other costs.
General and administrative. General and administrative expenses increased by $1.1 million for the three month period ended July 2, 2011 compared to the corresponding period in 2010, primarily due to $0.6 million increased labor costs including merit salary increases, and increases in bonus and health benefit costs, $0.3 million increase in professional tax services fees, and $0.2 million increase in the provision for bad debt expense.
General and administrative expenses increased by $2.0 million for the six month period ended July 2, 2011 compared to the corresponding period in 2010, primarily due to $1.2 million increased labor cost including merit salary increases, and increases in bonus and health benefit costs, $0.7 million increase in professional tax services, and $0.1 million increase in facilities cost.
Amortization of intangible assets. Amortization of intangible assets was relatively flat for the three and six month periods ended July 2, 2011 when compared to the same periods in 2010.
Asset impairment. During the three and six month periods ended July 2, 2011, no assets were considered impaired, and accordingly no such charges were recorded. During the six month period ended July 3, 2010, we recognized an impairment charge of $0.4 million, representing the write-off of two internal use software projects which were not implemented.
Other Income (expense), net. Our net other income (expense) consisted of the following categories (in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011	July 3, 2010	Changes in		July 2, 2011	July 3, 2010	Changes in
			Amount	%			Amount	%
Interest income	$65	$27	$38	140.7%	$105	$48	$57	118.8%
Interest expense	(341)	(384)	43	(11.2)%	(678)	(837)	159	(19.0)%
Other, net	(470)	222	(692)	(311.7)%	(983)	758	(1,741)	(229.7)%
Total other income (expense), net	$(746)	$(135)	$(611)	452.6%	$(1,556)	$(31)	$(1,525)	4,919.4%
For the three and six month periods ended July 2, 2011, compared to the same periods of 2010, our interest income increased due to increases in cash and equivalents. Interest expense for the three and six month periods ended July 2, 2011 was lower than the interest expense in the comparable prior year periods primarily because we made a $2.6 million pre-payment on the mortgage on our headquarters during the third quarter of 2010, which reduced the principal amount under the loan. Other net expenses represented principally foreign exchange gains or losses resulting from translation of our inter-company balances between legal entities, and consisted of losses of $0.4 million and $0.1 million for the three month periods ended July 2, 2011 and July 3, 2010, respectively, and a loss of $0.8 million and gain of $0.5 million for the six month periods ended July 2, 2011 and July 3, 2010, respectively. Additionally, for the three month period ended July 3, 2010, other net expenses was also comprised of a gain of $0.2 million from the sale of assets in our South Korea operations.
Provision for income taxes. We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes. Our effective tax rates for the three and six month periods ended July 2, 2011 of approximately 34% and 35%, respectively, are based on our estimated annual effective tax rate of approximately 34%, adjusted for discrete items of $0.1 million, in the period. Our income tax provision for the three and six month periods ended July 2, 2011 was $5.7 million and $11.4 million, respectively, and $1.2 million and $1.3 million, respectively, for the three and six month periods ended July 3, 2010.

The effective income tax rate for the three and six month periods ended July 2, 2011 was substantially similar to the statutory United States federal income tax rate of 35% primarily as state income taxes and subpart F income, were offset by the domestic manufacturing deduction and federal income tax rates in excess of the foreign tax rates. The effective tax rate for the three and six month periods ended July 3, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to foreign tax expense, alternate minimum tax ("AMT"), state income taxes, and foreign tax withholding, which were offset by the AMT tax refund.

As of July 2, 2011, we continue to have a valuation allowance against certain non-United States net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in those jurisdictions. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be made to adjust the effective tax rate in the period in which such determination is made.

We are subject to taxation in the United States and various states including California, and foreign jurisdictions including South Korea, Japan and the United Kingdom. Due to tax attribute carry-forwards, we are subject to examination by the Internal Revenue Service ("IRS") for all tax years, beginning from the 2004 tax year. We are also subject to examination in various states and foreign jurisdictions for all tax years beginning from the 2004 tax year.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of accrued penalties and interest is not material for the three months ended July 2, 2011. We believe we may recognize up to $0.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Liquidity and Capital Resources
At July 2, 2011, our cash and cash equivalents totaled $91.7 million and working capital was $164.5 million, compared to $66.5 million of cash and equivalents and $135.8 million of working capital as of January 1, 2011.
Operations -
Cash provided by operating activities for the six month period ended July 2, 2011 was $25.7 million, which was a result of net income of $21.6 million, and the net effect of non-cash transactions and changes in working capital, including an increase of $5.5 million for purchases of additional inventory driven by increased sales to customers. Non-cash transactions of $5.7 million included i) depreciation and amortization of $2.9 million, ii) deferred income tax of $1.4 million, iii) stock based compensation of $1.8 million and iv) excess tax benefit from employee stock option exercises of $1.5 million.
Operating activities provided cash of $13.4 million for the six month period ended July 3, 2010. This amount was derived from our net profit for the six month period of $17.5 million, increased by adjustments for certain non-cash charges including depreciation and amortization of $3.0 million, $0.4 million of asset impairment, stock-based compensation expense of $2.1 million, inventory write down of $0.8 million, change in the fair value of contingent payment to Zygo of $0.4 million, deferred taxes of $0.1 million which amounts were offset by decreases related to gain on disposal of assets of $0.2 million, unrealized gain on foreign exchange of $0.5 million and increase in working capital by $10.2 million.
Investing -
For the six month period ended July 2, 2011, $1.9 million cash was used primarily for capital asset purchases.
Investing activities for the six month period ended July 3, 2010 required a cash outlay of $3.6 million. This amount was comprised of $0.7 million for capital equipment and $3.4 million for payments to Zygo Corporation, which amounts were offset by net cash received on the sale of fixed assets equal to $0.5 million.
Financing -
For the six month period ended July 2, 2011, $0.5 million was provided by financing activities, primarily due to $3.5 million from the issuance of common stock for stock options exercised and stock purchased under the employee stock purchase program, and $1.5 million of excess tax benefit from employee stock option exercises, partially offset by $4.3 million used to repurchase our common stock and $0.3 million for repayment of debt obligations.
For the six month period ended July 3, 2010, financing activities provided cash of $1.8 million from sale of shares of our common stock, which amounts were offset by the offering costs related to stock offering in 2009 and taxes paid, in the aggregate amount of $0.2 million as well as $0.2 million from repayments of debt obligations.
In February 2007, we entered into a two-year agreement for a revolving line of credit facility with a maximum principal amount of $15.0 million. On April 30, 2009, we re-negotiated to extend the maturity date of the credit facility by an additional two years, to April 30, 2011. On June 15, 2009, we amended the financial covenants governing the credit facility to reduce the tangible net worth requirements, effective as of June 27, 2009. On April 13, 2010, we amended the credit facility to (i) increase the maximum borrowing amount available there under from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum.
The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of July 2, 2011 was $19.1 million, the lesser of $7.5 million plus the borrowing base or $20.0 million. As of July 2, 2011, we were not in breach of any restrictive covenants in connection with this line of credit. There are no outstanding amounts drawn on this facility as of July 2, 2011. Although we have no current plans to request advances under this credit facility, we plan to renew the credit facility which is set to expire on April 30, 2012, and may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million. This loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen- year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018.
According to the terms of the loan agreement, we can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank, however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. On July 26, 2011, we prepaid $1,950,000 of the loan from Sterling Savings Bank, representing 20% of the outstanding balance.
We have evaluated and will continue to evaluate the acquisitions of products, technologies or business that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities may require significant cash outlays. We believe our cash, cash equivalents and borrowing availability will be sufficient to meet our liquidity needs through at least the next twelve months. We currently have no other transactions, arrangements, commitments, or other relationships that are reasonably likely to materially impact liquidity or our requirements for capital resources.

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
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of July 2, 2011, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2006, the Court stayed the patent litigation case until the re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate (indicating completion of the reexamination process) on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. The second reexamination of the third patent remains pending. On July 22, 2011, the PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in the second reexamination of the third patent. The litigation remains stayed. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims of KLA's patents and KLA has amended the claims in response. We believe that we have meritorious defenses to the claims, and plan to vigorously defend these lawsuits.

On August 3, 2011, the Company filed a complaint against KLA in the United States District Court for the District of Delaware. The complaint alleges that several of KLA's overlay metrology products infringe two of the Company's patents. The complaint seeks injunctive relief against KLA's sale of these products as well as a recovery of monetary damages and attorney's fees from KLA.

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

On July 26, 2007, our Board of Directors approved the repurchase of shares of our common stock up to $4.0 million. During the fiscal year 2010, we repurchased and retired 96,492 shares of our common stock under this program for an aggregate consideration of $1.3 million. As of January 1, 2011, the entire $4.0 million approved by the Board for the repurchase of our shares of common stock had been used for the purpose.
On November 29, 2010, the Board of Directors approved another program to repurchase up to $10.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, we repurchased and retired 65,000 shares of our common stock under this program at a weighted average price of $11.91 per share for total aggregate consideration of $0.8 million. During the six months ended July 2, 2011, we repurchased and retired a total of 265,040 shares of our common stock under this program at a weighted average price of $16.00 per share for total aggregate consideration of $4.3 million. As of July 3, 2011 there remained $5.0 million available for the future repurchase of shares of our common stock.
Pursuant to repurchase programs approved by the Board of Directors, the Company repurchased its common stock as follows (in thousands, except shares and per share data):

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program
April 3, 2011 - April 30, 2011	—	$—	—	$9,223

May 1, 2011 - May 28, 2011	30,800	$15.52	30,800	$8,743

May 29, 2011 - July 2, 2011	234,240	$16.07	234,240	$4,966

Total	265,040	$16.00	265,040	$4,966

We have not granted any equity awards outside of our approved stock plans, and we have no unregistered sales of equity securities in the periods reported.

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

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and the three and six months ended July 3, 2010 (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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
Dated: August 10, 2011

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

101(3)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and the three and six months ended July 3, 2010 (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

 __________________

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Filed herewith.

(3)	Furnished herewith.