Form 10-Q
period 2011-10-01
NANOMETRICS INC
filed 2011-11-09
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 0-13470
___________________________________
NANOMETRICS INCORPORATED
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	94-2276314
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1550 Buckeye Drive, Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 545-6000
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such file)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒
As of November 2, 2011 there were 23,064,792 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED OCTOBER 1, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)
(Unaudited)

	As of October 1, 2011	As of January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$100,149	$66,460
Accounts receivable, net of allowances of $156 and $63, respectively	45,183	44,523
Inventories	51,353	43,168
Inventories - delivered systems	1,943	1,466
Prepaid expenses and other	3,514	2,986
Deferred income tax assets	10,751	9,644
Total current assets	212,893	168,247
Property, plant and equipment, net	35,329	35,186
Intangible assets, net	4,836	5,972
Deferred income tax assets, non-current	5,960	9,256
Other assets	1,091	1,235
Total assets	$260,109	$219,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,924	$11,486
Accrued payroll and related expenses	9,501	8,813
Deferred revenue	5,102	4,063
Other current liabilities	8,939	7,293
Income taxes payable	—	250
Current portion of debt obligations	748	572
Total current liabilities	36,214	32,477
Deferred revenue, non-current	5,468	3,191
Other non-current liabilities	5,228	3,912
Debt obligations, net of current portion	6,885	9,467
Total liabilities	53,795	49,047
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000 shares authorized; 22,951 and 22,315, respectively, issued and outstanding	23	22
Additional paid-in capital	231,413	225,755
Accumulated deficit	(27,784)	(57,000)
Accumulated other comprehensive income	2,662	2,072
Total stockholders’ equity	206,314	170,849
Total liabilities and stockholders’ equity	$260,109	$219,896
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net revenues:
Products	$49,839	$44,403	$158,049	$116,355
Service	8,430	9,532	26,735	25,580
Total net revenues	58,269	53,935	184,784	141,935
Costs of net revenues:
Cost of products	22,881	19,159	68,862	50,043
Cost of service	4,589	5,379	13,864	13,941
Total costs of net revenues	27,470	24,538	82,726	63,984
Gross profit	30,799	29,397	102,058	77,951
Operating expenses:
Research and development	6,045	4,601	17,312	14,101
Selling	6,862	5,734	20,558	15,822
General and administrative	5,817	4,801	16,758	13,740
Amortization of intangible assets	329	368	1,136	1,168
Asset impairment	—	75	—	463
Total operating expenses	19,053	15,579	55,764	45,294
Income from operations	11,746	13,818	46,294	32,657
Other income (expense)
Interest income	57	31	162	78
Interest expense	(324)	(355)	(1,002)	(1,192)
Other, net	834	(53)	(149)	705
Total other income (expense), net	567	(377)	(989)	(409)
Income before income taxes	12,313	13,441	45,305	32,248
Provision for income taxes	4,694	1,114	16,089	2,428
Net income	$7,619	$12,327	$29,216	$29,820
Net income per share:
Basic	$0.33	$0.56	$1.29	$1.37
Diluted	$0.32	$0.53	$1.24	$1.30
Shares used in per share calculation:
Basic	22,875	21,978	22,715	21,729
Diluted	23,526	23,168	23,489	22,890

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$29,216	$29,820
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,722	4,462
Asset impairment	—	463
Stock-based compensation	2,746	2,741
Excess tax benefit from equity awards	(1,925)	(664)
Loss (gain) on disposal of fixed assets	19	(193)
Inventory write down	1,294	1,156
Deferred income taxes	2,386	113
Unrealized foreign exchange transaction (gain) loss	—	(523)
Changes in fair value of contingent payments to Zygo Corporation	434	471
Changes in assets and liabilities:
Accounts receivable	(259)	(18,307)
Inventories	(11,209)	(7,620)
Inventories-delivered systems	(477)	855
Prepaid expenses and other assets	130	(140)
Accounts payable, accrued and other liabilities	2,889	11,477
Deferred revenue	3,313	(517)
Income taxes payable	2,131	1,093
Net cash provided by operations	35,410	24,687
Cash flows from investing activities:
Payments to Zygo Corporation related to acquisition	(301)	(3,478)
Purchases of property, plant and equipment	(2,082)	(1,953)
Proceeds from sale of property, plant and equipment	—	492
Net cash used in investing activities	(2,383)	(4,939)
Cash flows from financing activities:
Repayments of debt obligations	(2,389)	(2,909)
Proceeds from sale of shares under employee stock plans	5,291	3,883
Stock offering costs	—	(28)
Excess tax benefit from equity awards	1,925	664
Taxes paid on net issuance of stock awards	(46)	(249)
Repurchases of common stock	(4,257)	(1,320)
Net cash provided by financing activities	524	41
Effect of exchange rate changes on cash and cash equivalents	138	681
Net increase in cash and cash equivalents	33,689	20,470
Cash and cash equivalents, beginning of period	66,460	43,526
Cash and cash equivalents, end of period	$100,149	$63,996
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
The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011.
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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or it includes delivery of different types of services. The Company's tools, upgrades, and spare parts are delivered to customers within a period of up to six months from order date. Installation is usually performed right after delivery of the tool. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, such terms can be up to 12 months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income” as a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other Income” in the condensed consolidated statements of operations in the quarter incurred and consist of a $0.7 million gain and $0.2 million loss for the three month periods ended October 1, 2011 and October 2, 2010, respectively, and a $0.1 million loss and $0.3 million gain for the nine month periods ended October 1, 2011 and October 2, 2010, respectively.

Note 2. Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment intended to simplify how an entity tests goodwill for impairment. The amendment will be effective for the Company beginning in the first quarter of fiscal 2012. Under this accounting standard update, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05), which provides amendments to FASB Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.
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
In December 2010, the FASB issued ASU 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force, (ASU 2010-29), which clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparative prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosure requirements included in this pronouncement did not have a material impact on the consolidated financial statements of the Company.
In September 2009, the FASB ratified ASU 2009 -13, previously Emerging Issues Task Force ("EITF") Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (ASC 605-25) which provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following table presents the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy (in thousands):

As of October 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$18,294	$—	$—	$18,294
Money market account	81,855	—	—	81,855
Total cash and cash equivalents	100,149	—	—	100,149
Total financial assets	$100,149	$—	$—	$100,149
Fair value of contingent payments to Zygo Corporation	$—	$—	$2,785	$2,785
Total financial liabilities	$—	$—	$2,785	$2,785

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Cash	$14,750	$—	$—	$14,750
Money market account	51,710	—	—	51,710
Total cash and cash equivalents	66,460	—	—	66,460
Total financial assets	$66,460	$—	$—	$66,460
Fair value of contingent payments to Zygo Corporation	$—	$—	$2,652	$2,652
Total financial liabilities	$—	$—	$2,652	$2,652

Changes in the Company’s Level 3 liabilities were as follows (in thousands):

Level 3
Fair value of Level 3 liability at January 2, 2010	$5,688
Payments made to Zygo Corporation	(3,503)
Change in fair value included in earnings	467
Fair value of Level 3 liability at January 1, 2011	2,652
Payments made to Zygo Corporation	(301)
Changes in fair value included in earnings	434
Fair value of Level 3 liability at October 1, 2011	$2,785

Note 4. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.323% to 1.675% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $3.4 million and $3.9 million of receivables, respectively, during the three month periods ended October 1, 2011 and October 2, 2010, and sold $11.3 million and $5.9 million of receivables, respectively, during the nine month periods ended October 1, 2011 and October 2, 2010. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at October 1, 2011 and January 1, 2011.

Note 5. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

	October 1, 2011	January 1, 2011
Raw materials and sub-assemblies	$22,554	$22,352
Work in process	15,418	10,295
Finished goods	13,381	10,521
Total inventories	$51,353	$43,168
Total amortization expense for demonstration tools for the three month periods ended October 1, 2011 and October 2,

2010 was $0.4 million and $0.5 million, respectively, and for the nine month periods ended October 1, 2011 and October 2, 2010 was $1.2 million and $1.1 million, respectively.
The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories—delivered systems” in the Company's Condensed Consolidated Balance Sheets.

Note 6. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	October 1, 2011	January 1, 2011
Land	$15,569	$15,570
Building and improvements	19,106	18,829
Machinery and equipment	14,595	11,432
Furniture and fixtures	2,195	2,161
Capital in progress	1,111	2,669
Total property, plant and equipment, gross	52,576	50,661
Accumulated depreciation and amortization	(17,247)	(15,475)
Total property, plant and equipment, net	$35,329	$35,186
Total depreciation and amortization expense for the three month periods ended October 1, 2011 and October 2, 2010 was $1.1 million and $0.6 million, respectively, and for the nine month periods ended October 1, 2011 and October 2, 2010 was $2.4 million and $2.2 million, respectively.

Note 7. Intangible Assets
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of October 1, 2011 and January 1, 2011 consist of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	October 1, 2011	October 1, 2011	October 1, 2011
Developed technology	$8,681	$(5,413)	$3,268
Customer relationships	8,521	(7,833)	688
Brand names	1,927	(1,473)	454
Patented technology	2,252	(1,840)	412
Trademark	80	(66)	14
Total	$21,461	$(16,625)	$4,836

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	January 1, 2011	January 1, 2011	January 1, 2011
Developed technology	$8,681	$(4,794)	$3,887
Customer relationships	8,521	(7,469)	1,052
Brand names	1,927	(1,376)	551
Patented technology	2,252	(1,790)	462
Trademark	80	(60)	20
Total	$21,461	$(15,489)	$5,972
The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which are computed using an accelerated method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three month periods ended October 1, 2011 and October 2, 2010 was $0.3 million and $0.4

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

million, respectively, and for the nine month periods ended October 1, 2011 and October 2, 2010 was $1.1 million and $1.2 million, respectively.
The estimated future amortization expense as of October 1, 2011 is as follows (in thousands):

Fiscal Years
2011 (remaining three months)	$319
2012	1,264
2013	1,095
2014	752
2015	632
2016	362
Thereafter	412
Total amortization	$4,836

Note 8. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	October 1, 2011	January 1, 2011
Accrued warranty (Note 13)	$4,819	$3,129
Accrued professional services	1,586	722
Customer deposits	—	397
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition (Note 3)	547	750
Other	1,987	2,295
Total other current liabilities	$8,939	$7,293

Note 9. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	October 1, 2011	January 1, 2011
Debt Obligations
Milpitas building mortgage	$7,633	$10,039
Current portion of debt obligations	(748)	(572)
Long-term debt obligations	$6,885	$9,467

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
The instrument governing the facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

base, or (b) $20.0 million. The borrowing base available as of October 1, 2011 was $20 million. As of October 1, 2011, the Company was not in breach of any restrictive covenants in connection with this line of credit. There are no outstanding amounts drawn on this facility as of October 1, 2011. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.
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
According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. In July 2011, the Company prepaid $1.95 million, representing 20% of the outstanding balance.
At October 1, 2011, future annual maturities of all debt obligations were as follows (in thousands):

Fiscal years
2011 (remaining three months)	$214
2012	1,283
2013	1,126
2014	879
2015	811
Thereafter	6,174
Total obligations	10,487
(less) Interest	(2,854)
Total loan amount	$7,633

Based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company's, the estimated fair value of the debt as of October 1, 2011 and January 1, 2011 was $8.5 million and $9.9 million, respectively.

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

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average common shares outstanding used in basic net income per share calculation	22,875	21,978	22,715	21,729
Potential dilutive common stock equivalents, using treasury stock method	651	1,190	774	1,161
Shares used in diluted net income per share computation	23,526	23,168	23,489	22,890
For the three and nine month periods ended October 1, 2011 and October 2, 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. Weighted average common share equivalents, consisting of stock options excluded from the calculation of diluted net loss per share were 0.6 million for both the three and nine month periods ended October 1, 2011, respectively, and 0.8 million and 0.6 million in the three and nine month periods ended October 2, 2010, respectively.

Note 11. Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of products	$45	$30	$111	$90
Cost of service	51	44	146	149
Research and development	221	135	589	387
Selling	264	170	790	417
General and administrative	389	231	1,110	1,698
Total stock-based compensation expense	$970	$610	$2,746	$2,741

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of options granted was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions in the following table do not include the assumptions used in the Option Exchange Program as disclosed in Note 5 the Company's 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011 filed with the SEC on March 14, 2011.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Stock Options
Expected life	4.6 years	4.6 years	4.5 years	4.5 years
Volatility	77.47%	74.88%	77.02%	73.48%
Risk free interest rate	1.01%	1.56%	1.89%	2.28%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	65.91%	67.43%	73.41%	80.34%
Risk free interest rate	0.17%	0.22%	0.19%	0.20%
Dividends	—	—	—	—
The weighted average fair value per share of the stock options awarded in the three and nine month periods ended October 1, 2011 was $9.71 and $9.95, respectively, based on the fair market value of the Company’s common stock on the grant dates. The weighted average fair value per share of the stock options awarded in the three and nine month periods ended October 2, 2010 was $7.30 and $6.19, respectively, for both periods, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the quarter ended October 1, 2011 is as follows:

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at January 1, 2011	2,763,686	$7.43	5.20	$15,308
Exercised	(733,439)	6.25
Granted	634,847	16.47
Cancelled	(151,055)	8.87
Outstanding at October 1, 2011	2,514,039	$9.97	5.09	$12,747
Exercisable at October 1, 2011	1,251,496	$7.44	4.29	$9,074
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.50 as of October 1, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine month periods ended October 1, 2011 was immaterial for both periods. The total intrinsic value of options exercised during the three and nine month periods ended October 2, 2010 was $3.3 million and $4.7 million, respectively.
During the nine month period ended October 1, 2011, the Company granted 24,292 Restricted Stock Units (“RSUs”), which vest between one and four years after the vesting commencement date identified in the applicable grant document. As of October 1, 2011, there were 47,621 RSUs outstanding.

Note 12. Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$7,619	$12,327	$29,216	$29,820
Foreign currency translation adjustments, net of tax	(783)	1,141	590	576
Total comprehensive income	$6,836	$13,468	$29,806	$30,396
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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Balance as of beginning of period	$4,242	$2,493	$3,129	$1,200
Actual warranty costs incurred	(1,781)	(785)	(5,031)	(1,892)
Accruals for warranties issued during the period	1,213	1,294	3,750	3,648
Aggregate changes in liability relating to pre-existing warranties	1,145	(5)	2,971	41
Balance as of end of period	$4,819	$2,997	$4,819	$2,997

Note 14. Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. The Company's effective tax rate for the three month period ended October 1, 2011 of approximately 38% is based on the Company's estimated annual effective tax rate of approximately 34% adjusted for discrete items of $0.5 million in the period. The Company's income tax provision for the three month periods ended October 1, 2011 and October 2, 2010 was $4.7 million and $1.1 million, respectively. The Company's effective tax rate for the nine month period ended October 1, 2011 of approximately 36% is based on the Company's estimated annual effective tax rate of approximately 34% adjusted for discrete items of $0.5 million in the nine month period. The Company's income tax provision for the nine month periods ended October 1, 2011 and October 2, 2010 was $16.1 million and $2.4 million, respectively.

The effective income tax rate for the nine month period ended October 1, 2011 was substantially similar to the statutory United States federal income tax rate of 35% primarily due to state income taxes and subpart F income, and prior year federal and certain foreign tax return true-ups, which were offset by the domestic manufacturing deduction, tax credit for research and development, and federal income tax rates in excess of foreign tax rates. The effective tax rate for the nine month period ended October 2, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, foreign tax withholding, and subpart F income which were offset by change in valuation allowance, domestic manufacturing deduction, and federal income tax rates in excess of foreign tax rate.

As of October 1, 2011, the Company continued to have a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance may adjust the effective tax rate in the period such determination is made.

The Company is subject to taxation in the United States and various states including California, and foreign jurisdictions including South Korea, Japan and the United Kingdom. Due to net operating losses and tax credit carry-forwards, the Company is subject to examination by the Internal Revenue Service for all tax years, beginning from the 2003 tax year. The Company is also subject to examination in various states and foreign jurisdictions for all tax years beginning from the 2002 tax year.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the three and nine month periods ended October 1, 2011. The Company believes it may recognize up to $0.4 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Note 15. Commitments and Contingencies
In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California (the “California Lawsuit”). The complaint alleges that certain of the Company's products infringe two of KLA's patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys' fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). That is, the Company requested that the PTO review the KLA patents to determine whether or not the patents should remain enforceable as written.

In March 2006, the Court stayed the patent litigation case until the re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate (indicating completion of the reexamination process) on one of the three

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. On July 22, 2011, the PTO issued a Notice of Intent to issue Ex Parte Reexamination Certificate in the second reexamination of the third patent. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims of KLA's patents and KLA has amended the claims in response. The California Lawsuit remains stayed by the Court. The Company believes it has meritorious defenses to the KLA claims and plans to vigorously defend the California Lawsuit. However, since the outcome of these lawsuits cannot be reasonably predicted, the range of contingent losses, if any, cannot be estimated, and accordingly, no amounts have been accrued.

In August 2011, the Company filed a complaint against KLA-Tencor Corporation in the United States District Court for the District of Delaware (the “Delaware Lawsuit”). In the complaint filed in the Delaware Lawsuit the Company alleges patent infringement against KLA. Specifically, the Company asserts that KLA's products infringe claims of two United States patents held by the Company. The complaint seeks injunctive relief against KLA's sale of these products as well as a recovery of monetary damages and attorneys' fees from KLA. The time for KLA to respond to any allegations in the complaint in the Delaware Lawsuit or file any counterclaims has not yet occurred. KLA has not yet undertaken any filings in the Delaware Lawsuit.
Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers against third party claims that Nanometrics’ products, when used for their intended purpose(s), infringe the intellectual property rights of such third parties or other claims made against the customer with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of October 1, 2011 and January 1, 2011.

Note 16. Geographic and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The following table summarizes total net revenues (based on the deployments and service location of the systems) and long-lived assets (excluding intangible assets) attributed to significant geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Total net revenues:
South Korea	$22,986	$13,318	$70,603	$40,628
United States	13,309	22,801	36,548	57,204
Japan	10,912	3,355	27,173	13,133
Europe, the Middle East and Africa	3,054	2,016	20,996	3,883
China	3,304	6,518	12,712	13,452
All other	4,704	5,927	16,752	13,635
Total net revenues	$58,269	$53,935	$184,784	$141,935

No individual country in Europe, the Middle East and Africa accounted for more than 10% of the total revenue in the periods presented.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	October 1, 2011	January 1, 2011
Long lived assets
United States	$33,600	$33,377
South Korea	992	1,229
Japan	466	518
Europe, the Middle East and Africa	931	1,048
China	39	28
All Other	392	221
Total long lived assets	$36,420	$36,421

The following customers accounted for 10% or more of total accounts receivable:

	October 1, 2011	January 1, 2011
Samsung Electronics Co. Ltd.	21.2%	19.2%
Hynix Semiconductor, Inc.	18.7%	***
Toshiba	10.2%	***

*** The customer accounted for less than 10% of total consolidated accounts receivable on that date.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Intel Corporation	14.3%	16.4%	18.6%	20.3%
Samsung Electronics Co. Ltd.	31.8%	19.1%	28.2%	23.3%
Hynix Semiconductor, Inc.	***	13.3%	12.1%	14.6%

*** The customer accounted for less than 10% of total consolidated revenue for that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those referenced in Part II Item 1A “Risk Factors” and elsewhere in this document, and in Part I Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. In evaluating our business, investors should carefully consider these factors in addition to the other information set forth in this document. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the (i) audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011 which were included in our 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on March 14, 2011, and (ii) our other filings with the SEC.
Overview
Nanometrics (the "Company," "we," "our," and "us") is a leading provider of high-performance process control metrology systems used primarily in the fabrication of semiconductors, high-brightness LEDs (“HB-LED”), data storage devices and solar photovoltaics ("PV"). Our automated and integrated metrology systems measure critical dimensions, device structures, overlay registration, topography and various thin film properties, including film thickness as well as optical, electrical and material properties. Our process control solutions are deployed throughout the fabrication process; from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs. Our systems are categorized as:

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

Results of Operations
Three and Nine Month Periods Ended October 1, 2011 and October 2, 2010
Total net revenues - Our net revenues were comprised of the following categories (in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011	October 2, 2010	Changes In		October 1, 2011	October 2, 2010	Changes In
			Amount	%			Amount	%
Automated Metrology	$33,659	$33,347	$312	0.9%	$111,770	$89,181	$22,589	25.3%
Integrated Systems	7,540	5,386	2,154	40.0%	20,285	10,288	9,997	97.2%
Materials Characterization	8,640	5,670	2,970	52.4%	25,994	16,886	9,108	53.9%
Total Product Revenue	49,839	44,403	5,436	12.2%	158,049	116,355	41,694	35.8%
Service revenue	8,430	9,532	(1,102)	(11.6)%	26,735	25,580	1,155	4.5%
Total Net Revenues	$58,269	$53,935	$4,334	8.0%	$184,784	$141,935	$42,849	30.2%
For the three and nine month periods ended October 1, 2011, product revenue increased by $5.4 million and $41.7 million, respectively, reflecting continuing sales increases across all of our product categories. Net revenues from automated metrology increased by $0.3 million and $22.6 million, respectively, from the comparable periods in 2010. These increases were primarily driven by increased sales of tools due to increased demand from our customers, associated with the expansion of their semiconductor fabrication plants. Net revenues from our integrated systems increased by $2.2 million and $10.0 million, in the three and nine month periods ended October 1, 2011, respectively, from the comparable periods in 2010, primarily due to increased sales of our 9010 series and IMPULSE® series, in support of our customers' expansion of capacity. Net revenues from our materials characterization products increased by $3.0 million and $9.1 million, respectively, from the comparable periods in 2010, due mainly to increased market demand within the bare silicon and HB-LED industries. Sales of our integrated systems and many of our materials characterization systems are highly dependent on, and driven by, manufacturing companies expanding their production capacity. Changes in trends in the semiconductor industry continue to drive the need for our tools and technology, a major component of manufacturing systems although increase in product revenue took a slower pace during the three months period ended October 1, 2011 as some customers delayed purchases due to changes in demands for their products and uncertainty in the global economy.
Service revenue decreased by $1.1 million in the three month period ended October 1, 2011 from the comparable period in 2010, primarily due to decrease in revenue from sales of billable upgrades, and sales of parts as some customers delayed capital spending on non-essential upgrades, and replacement parts due to changes in demands for their products and uncertainty in the global economy. This decrease was partially offset by increases in revenue from sales of service contracts, and extended warranty service agreements associated with the increase in product sales. During the nine month period ended October 1, 2011, service revenue increased by $1.2 million over the comparable period in 2010, primarily due to increases in revenue from service contracts, billable services, and sales of extended warranty service agreements associated with the increase in product sales.  This increase was partially offset by decreases in revenue from sales of parts as some customers delayed capital spending on non-essential replacement parts, upgrades, and training due to changes in demands for their products and uncertainty in the global economy.

Gross margins. Our gross margin breakdown was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Products	54.1%	56.9%	56.4%	57.0%
Services	45.6%	43.6%	48.1%	45.5%
The product gross margin for the three and nine month periods ended October 1, 2011 of 54.1% and 56.4%, respectively, decreased 2.8 points and 0.6 points, respectively, from the comparable periods in 2010. The decrease for the three month comparative period was driven primarily by higher direct costs related to installation and warranties on our products. The decrease for the nine month comparative period was driven by increased costs related to installation and warranties on our products, partially offset by improved absorption variances.
The gross margin for our services business increased to 45.6% and 48.1%, respectively, for the three and nine month periods ended October 1, 2011 as compared to gross margins of 43.6% and 45.5%, respectively, for the comparable periods in 2010 primarily due to reduced labor costs associated with delivery of repair and services.
Operating expenses. Our operating expenses were comprised of the following (in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011	October 2, 2010	Changes in		October 1, 2011	October 2, 2010	Changes in
			Amount	%			Amount	%
Research and development	$6,045	$4,601	$1,444	31.4%	$17,312	$14,101	$3,211	22.8%
Selling	6,862	5,734	1,128	19.7%	20,558	15,822	4,736	29.9%
General and administrative	5,817	4,801	1,016	21.2%	16,758	13,740	3,018	22.0%
Amortization of intangible assets	329	368	(39)	(10.6)%	1,136	1,168	(32)	(2.7)%
Asset impairment	—	75	(75)	(100.0)%	—	463	(463)	(100.0)%
Total operating expenses	$19,053	$15,579	$3,474	22.3%	$55,764	$45,294	$10,470	23.1%
Research and development. Research and development expenses increased by $1.4 million for the three month period ended October 1, 2011 over the comparable period in 2010, primarily due to $0.4 million of increases in depreciation on engineering capital in progress, $0.5 million of increases related to project activities, $0.3 million of increases in labor cost due to increased hiring and increased benefit costs, and $0.1 increase in other costs. Increase in the R&D workforce and expenses is part of the on-going investment to ensure our products stay in the forefront of current and future market demands.
Research and development expenses increased by $3.2 million for the nine month period ended October 1, 2011 over the comparable period in 2010, primarily due to $1.5 million of increased labor costs relating to increased hiring, incentive compensation, and increased benefit costs, $1.2 million of increased depreciation on engineering capital in progress, project activities, and retooling charges, $0.2 million of increased stock based compensation related to new stock options granted, and $0.3 million increase of other costs.
Selling. Selling expenses increased by $1.1 million for the three month period ended October 1, 2011 as compared to the corresponding period in 2010, primarily related to $0.6 million of increases in labor cost due to increased hiring to support increased sales, increased incentive compensation, and increased benefit costs, $0.2 million increase of travel cost supporting increased sales activities, and $0.3 million increase in other costs.
Selling expenses increased by $4.7 million for the nine month period ended October 1, 2011 as compared to the corresponding period in 2010, primarily due to $2.7 million of increased labor cost due to increased hiring, compensation increases including commissions on higher revenues and increased benefit costs, $0.7 million of increased travel cost supporting increased sales activities and application support, $0.3 million of increased depreciation and amortization of evaluation tools, $0.4 million of increased stock-based compensation, $0.3 million of increased marketing incentives, and $0.3 million of increased facilities cost.
General and administrative. General and administrative expenses increased by $1.0 million for the three month period ended October 1, 2011 compared to the corresponding period in 2010, primarily due to $0.9 million increases in professional fees, $0.2 million increase in taxes and licenses which was partially offset by $0.1 million decrease in other costs.
General and administrative expenses increased by $3.0 million for the nine month period ended October 1, 2011 compared to the corresponding period in 2010, primarily due to $2.0 million increase in professional fees, $0.3 million increase in labor and benefit costs, $0.3 million increase in facilities cost, $0.2 million increase in bad debt expense, $0.1 million increase in depreciation, and $0.1 million increase in taxes and licenses.
Amortization of intangible assets. Amortization of intangible assets was relatively flat for the three and nine month periods ended October 1, 2011 when compared to the same periods in 2010.
Asset impairment. During the three and nine month periods ended October 1, 2011, no assets were considered impaired, and accordingly no such charges were recorded. During the nine month period ended October 2, 2010, we recognized an impairment charge of $0.5 million, representing the write-off of two internal use software projects which were not implemented.
Other Income (expense), net. Our net other income (expense) consisted of the following categories (in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011	October 2, 2010	Changes in		October 1, 2011	October 2, 2010	Changes in
			Amount	%			Amount	%
Interest income	$57	$31	$26	83.9%	$162	$78	$84	107.7%
Interest expense	(324)	(355)	31	(8.7)%	(1,002)	(1,192)	190	(15.9)%
Other, net	834	(53)	887	1,673.6%	(149)	705	(854)	(121.1)%
Total other income (expense), net	$567	$(377)	$944	250.4%	$(989)	$(409)	$(580)	141.8%
For the three and nine month periods ended October 1, 2011, compared to the same periods of 2010, our interest income increased due to increases in cash and equivalents. Interest expense for the three and nine month periods ended October 1, 2011 was lower than the interest expense in the comparable prior year periods primarily because we made prepayments of $2.0 million and $2.6 million on the mortgage on our headquarters during the third quarter of 2011 and 2010, respectively, which reduced the principal amount under the loan. Other net expenses represented principally foreign exchange gains or losses resulting from translation of our inter-company balances between subsidiaries, and consisted of a gain of $0.7 million and a loss of $0.1 million for the three month periods ended October 1, 2011 and October 2, 2010, respectively, and a loss of $0.1 million and gain of $0.7 million for the nine month periods ended October 1, 2011 and October 2, 2010, respectively. Additionally, for the three month period ended July 3, 2010, other net expenses were also comprised of a gain of $0.2 million from the sale of assets in our South Korea operations.
Provision for income taxes. We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes. Our effective tax rates for the three and nine month periods ended October 1, 2011 of approximately 38% and 36%, respectively, are based on our estimated annual effective tax rate of approximately 34%, adjusted for discrete items of $0.5 million in both the three and nine month periods. Our income tax provision for the three and nine month periods ended October 1, 2011 was $4.7 million and $16.1 million, respectively, and $1.1 million and $2.4 million, respectively, for the three and nine month periods ended October 2, 2010.

The effective income tax rate for the nine month period ended October 1, 2011 was substantially similar to the statutory United States federal income tax rate of 35% primarily due to state income taxes, subpart F income, and prior year federal and certain foreign tax return true-ups, which were offset by the domestic manufacturing deduction, tax credit for research and development, and federal income tax rates in excess of foreign tax rates. The effective income tax rate for the nine month period ended October 2, 2010 was different from the statutory United States federal income tax rate of 35% primarily due to non-deductible share-based compensation expense, state income taxes, foreign tax withholding, and subpart F income which were offset by change in valuation allowance, domestic manufacturing deduction, and federal income tax rates in excess of foreign income tax rate.

As of October 1, 2011, we continue to have a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in various jurisdictions. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be made to adjust the effective tax rate in the period in which such determination is made.

We are subject to taxation in the United States and various states including California, and foreign jurisdictions including South Korea, Japan and the United Kingdom. Due to net operating losses and tax credit carry-forwards, we are subject to examination by the Internal Revenue Service for all tax years, beginning from the 2003 tax year. We are also subject to examination in various states and foreign jurisdictions for all tax years beginning from the 2002 tax year.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of accrued penalties and interest is not material for the three month and nine month periods ended October 1, 2011. We believe we may recognize up to $0.4 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Liquidity and Capital Resources
We have historically relied on cash flow from operations, borrowings under a credit facility, issuances of debt and mortgage, and issuances equity securities for our liquidity needs. At October 1, 2011, our cash and cash equivalents totaled $100.1 million and working capital was $176.7 million, compared to $66.5 million of cash and equivalents and $135.8 million of working capital as of January 1, 2011.
Our principal cash requirements include working capital, capital expenditures, payment of taxes and payment of principal and interest on borrowings. In addition, we regularly evaluate our ability to repurchase our common stock, pre-pay outstanding debts, and acquire other businesses and technologies. As of October 1, 2011 there remained $5.0 million available for the future repurchase of shares of our common stock under a program to repurchase up to $10.0 million of our common stock approved by Board of Directors on November 29, 2010.
Operations -
Cash provided by operating activities for the nine month period ended October 1, 2011 was $35.4 million, which was principally the result of net income of $29.2 million, and non-cash transactions of $9.7 million which consisted primarily of: (i) depreciation and amortization of $4.7 million, (ii) deferred income tax of $2.4 million, (iii) stock based compensation of $2.7 million, and (iv) inventory write down of $1.3 million. This operating cash flow was offset principally by $1.9 million of excess tax benefit from employee stock option exercises, and $3.5 million increase in non-cash working capital. The increase in inventory as of October 1, 2011 compared to October 2, 2010 was related to shipments forecast in the third quarter of 2012 that were delayed and anticipated shipments of new products in the first quarter of 2012.
Operating activities provided cash of $24.7 million for the nine month period ended October 2, 2010. This amount was derived principally from net income for the nine month period of $29.8 million, increased by adjustments for certain non-cash charges including depreciation and amortization of $4.5 million, stock-based compensation expense of $2.7 million, inventory write down of $1.2 million, which amounts were offset principally by an increase in non-cash working capital of $13.2 million.
Investing -
For the nine month period ended October 1, 2011, $2.1 million cash was used for capital asset purchases and $0.3 for payments to Zygo Corporation.
Investing activities for the nine month period ended October 2, 2010 required a cash outlay of $4.9 million. This amount was comprised of $2 million for capital equipment and $3.5 million for payments to Zygo Corporation, which amounts were offset by net cash received on the sale of fixed assets equal to $0.5 million. In order to fulfill current and future market demands, achieve operating efficiencies, and maintain product quality, we plan to continue to invest in new technologies  and capital equipment.
Financing -
For the nine month period ended October 1, 2011, $0.5 million was provided by financing activities, primarily due to $5.3 million from the issuance of common stock for stock options exercised and stock purchased under the employee stock purchase program, and $1.9 million of excess tax benefit from employee stock option exercises, partially offset by $4.3 million used to repurchase our common stock and $2.4 million for repayment of debt obligations.

For the nine month period ended October 2, 2010, financing activities provided cash of $3.9 million from sale of shares of our common stock, which amounts were offset by the offering costs related to stock offering in 2009 and taxes paid, in the aggregate amount of $0.2 million, $1.3 million used to repurchase our common stock as well as $2.9 million from repayments of debt obligations.
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
The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 5.75% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of October 1, 2011 was $20 million. As of October 1, 2011, we were not in breach of any restrictive covenants in connection with this line of credit. There are no outstanding amounts drawn on this facility as of October 1, 2011. Although we have no current plans to request advances under this credit facility, we plan to renew the credit facility which is set to expire on April 30, 2012, and may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
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
According to the terms of the loan agreement, we can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank, however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2011, we prepaid $1.95 million of the loan from Sterling Savings Bank, representing 20% of the outstanding balance.
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
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of October 1, 2011, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In August 2005, KLA-Tencor Corporation (“KLA”) filed a complaint against the Company in the United States District Court for the Northern District of California (the “California Lawsuit”). The complaint alleges that certain of the Company's products infringe two of KLA's patents. On January 30, 2006, KLA added a third patent to its complaint. The complaint seeks a preliminary and permanent injunction against the sale of these products as well as the recovery of monetary damages and attorneys' fees. As part of its defense, the Company has filed requests for re-examinations of the allegedly infringed KLA patents with the U.S. Patent & Trademark Office (“PTO”). That is, the Company requested that the PTO review the KLA patents to determine whether or not the patents should remain enforceable as written.

In March 2006, the Court stayed the patent litigation case until the re-examinations are completed. On November 4, 2008, the PTO issued an Ex Parte Reexamination Certificate (indicating completion of the reexamination process) on one of the three patents-in-suit. On December 8, 2009, the PTO issued an Ex Parte Reexamination Certificate for another of the KLA patents-in-suit. On September 21, 2009, while the reexamination of the third patent-in-suit was still pending, the Company filed a second request for re-examination relating to the third patent. On March 30, 2010, the PTO issued an Ex Parte Reexamination Certificate as to the first reexamination of the third patent. On July 22, 2011, the PTO issued a Notice of Intent to issue Ex Parte Reexamination Certificate in the second reexamination of the third patent. In all four of the reexamination proceedings, the PTO has issued Office Actions rejecting numerous claims of KLA's patents and KLA has amended the claims in response. The California Lawsuit remains stayed by the Court. The Company believes it has meritorious defenses to the KLA claims and plans to vigorously defend the California Lawsuit. However, since the outcome of these lawsuits cannot be reasonably predicted, the range of contingent losses, if any, cannot be estimated, and accordingly, no amounts have been accrued.

In August 2011, the Company filed a complaint against KLA-Tencor Corporation in the United States District Court for the District of Delaware (the “Delaware Lawsuit”). In the complaint filed in the Delaware Lawsuit the Company alleges patent infringement against KLA. Specifically, the Company asserts that KLA's products infringe claims of two United States patents held by the Company. The complaint seeks injunctive relief against KLA's sale of these products as well as a recovery of monetary damages and attorneys' fees from KLA. The time for KLA to respond to any allegations in the complaint in the Delaware Lawsuit or file any counterclaims has not yet occurred. KLA has not yet undertaken any filings in the Delaware Lawsuit.

ITEM 1A.	RISK FACTORS
Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC on March 14, 2011. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2010, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, we repurchased and retired 65,000 shares of our common stock under this program at a weighted average price of $11.91 per share for total aggregate consideration of $0.8 million. We did not repurchase any of our commons stock under this program during the three months ended October 1, 2011. During the nine months ended October 1, 2011, we repurchased and retired a total of 265,040 shares of our common stock under this program at a weighted average price of $16.00 per share for total aggregate consideration of $4.3 million. As of October 1, 2011 there remained $5.0 million available for the future repurchase of shares of our common stock.
We have not granted any equity awards outside of our approved stock plans, made any repurchases outside of the stock repurchase program nor made any unregistered sales of equity securities in the three months ended October 1, 2011.

ITEM 6.	EXHIBITS
The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(1)	Bylaws of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certifications

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and the three and nine months ended October 2, 2010 (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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
Dated: November 9, 2011

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

101(3)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and the three and nine months ended October 2, 2010 (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, October 2011 (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

 __________________

(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Filed herewith.

(3)	Furnished herewith.