Form 10-Q
period 2012-06-30
NANOMETRICS INC
filed 2012-08-09
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such file)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2012 there were 23,285,136 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,990	$97,699
Marketable securities	13,757	—
Accounts receivable, net of allowances of $82 and $117, respectively	40,308	29,289
Inventories	45,379	52,260
Inventories-delivered systems	1,850	1,637
Prepaid expenses and other	10,056	8,119
Deferred income tax assets	9,277	12,406

Total current assets	202,617	201,410
Property, plant and equipment, net	42,203	35,521
Goodwill	10,796	11,990
Intangible assets, net	12,229	14,394
Deferred income tax assets	4,927	2,864
Other assets	866	1,042

Total assets	$273,638	$267,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,988	$7,975
Accrued payroll and related expenses	6,967	8,837
Deferred revenue	9,245	5,788
Other current liabilities	14,382	16,709
Income taxes payable	337	707
Current portion of debt obligations	790	765

Total current liabilities	40,709	40,781
Deferred revenue	5,296	4,547
Income taxes payable	2,430	2,401
Other long-term liabilities	2,078	2,813
Debt obligations	6,349	6,687

Total liabilities	56,862	57,229

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 23,189,435 and 23,182,771, respectively, issued and outstanding	23	23
Additional paid-in capital	238,232	236,735
Accumulated deficit	(22,106)	(28,315)
Accumulated other comprehensive income	627	1,549

Total stockholders’ equity	216,776	209,992

Total liabilities and stockholders’ equity	$273,638	$267,221

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenues:
Products	$41,556	$54,227	$89,414	$108,210
Service	11,625	10,145	19,259	18,305

Total net revenues	53,181	64,372	108,673	126,515

Costs of net revenues:
Cost of products	22,627	23,334	47,446	45,981
Cost of service	5,158	4,934	10,128	9,275
Amortization of intangible assets	637	232	1,274	464

Total costs of net revenues	28,422	28,500	58,848	55,720

Gross profit	24,759	35,872	49,825	70,795
Operating expenses:
Research and development	7,644	5,779	15,120	11,267
Selling	7,041	6,997	14,252	13,696
General and administrative	5,583	5,442	11,664	10,941
Amortization of intangible assets	195	169	387	343

Total operating expenses	20,463	18,387	41,423	36,247

Income from operations	4,296	17,485	8,402	34,548

Other income (expense)
Interest income	33	65	85	105
Interest expense	(264)	(341)	(533)	(678)
Other, net	(49)	(470)	(224)	(983)

Total other expense, net	(280)	(746)	(672)	(1,556)

Income before income taxes	4,016	16,739	7,730	32,992
Provision (benefit from) for income taxes	(490)	5,652	1,521	11,395

Net income	4,506	11,087	6,209	21,597
Other Comprehensive Income:
Unrealized gains (losses)	(4)	—	(4)	—
Foreign currency translation gain	(1,164)	1,039	(918)	1,373

Comprehensive Income	$3,338	$12,126	$5,287	$22,970

Net income per share:
Basic	$0.19	$0.49	$0.27	$0.95

Diluted	$0.19	$0.47	$0.26	$0.92

Shares used in per share calculation:
Basic	23,395	22,709	23,372	22,637

Diluted	23,877	23,442	23,924	23,422

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$6,209	$21,597
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,511	2,910
Stock-based compensation	3,054	1,777
Excess tax benefit from equity awards	(814)	(1,519)
Loss on disposal of fixed assets	134	3
Inventory write down	1,086	728
Deferred income taxes	995	1,425
Other, net	7	—
Changes in fair value of contingent payments to Zygo Corporation	9	391
Changes in assets and liabilities:
Accounts receivable	(11,141)	1,092
Inventories	(1,475)	(5,502)
Inventories-delivered systems	(229)	(969)
Prepaid expenses and other	(1,805)	(3,200)
Accounts payable, accrued and other liabilities	(3,060)	2,010
Deferred revenue	4,222	2,607
Income taxes payable	466	2,315

Net cash provided by operating activities	2,169	25,665

Cash flows from investing activities:
Escrow payment received related to acquisition of Nanda	508	—
Purchases of marketable securities	(13,764)	—
Purchases of property, plant and equipment	(2,635)	(1,746)

Net cash used in investing activities	(15,891)	(1,746)

Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(198)	(191)
Repayments of debt obligations	(374)	(282)
Proceeds from sale of shares under employee stock option plans and purchase plan	2,632	3,539
Excess tax benefit from equity awards	814	1,519
Taxes paid on net issuance of stock awards	(16)	(46)
Repurchases of common stock	(4,960)	(4,257)

Net cash provided by (used in) financing activities	(2,102)	282

Effect of exchange rate changes on cash and cash equivalents	115	1,024

Net increase (decrease) in cash and cash equivalents	(15,709)	25,225
Cash and cash equivalents, beginning of period	97,699	66,460

Cash and cash equivalents, end of period	$81,990	$91,685

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of Business – Nanometrics Incorporated (“Nanometrics” or the “Company”) and its wholly owned subsidiaries design, manufacture, market, sell and support thin film, optical critical dimension and overlay dimension metrology and inspection systems used primarily in the manufacturing of semiconductors, solar photovoltaics (“solar PV”) and high-brightness LEDs (“HB-LED”), as well as by customers in the silicon wafer and data storage industries. Nanometrics’ metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The Company’s optical critical dimension technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Nanometrics’ inspection systems are used to find defects on patterned and unpatterned wafers at nearly every stage of the semiconductor production flow. The corporate headquarters of Nanometrics is located in Milpitas, California.

Basis of Presentation – The accompanying condensed consolidated financial statements (“financial statements”) have been prepared on a consistent basis with the audited consolidated financial statements as of December 31, 2011 and include all adjustments necessary to fairly present the information set forth therein, which include only normal recurring adjustments. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other income (expense)” in the consolidated statements of operations in the period incurred and consist of a $0.1 million loss and a $0.4 million loss for the three month periods ended June 30, 2012 and July 2, 2011, respectively, and a $0.3 million loss and $ 0.8 million loss in the six month periods ended June 30, 2012 and July 2, 2011, respectively.

Revenue Recognition – The Company derives revenue from the sale of process control metrology systems (“product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “service revenue”). Upgrades are a group of parts and/or software that change the existing configuration of a product and are included in service revenue. They are distinguished from product revenue, which consists of complete, automated process control metrology systems (the “system(s)”). Nanometrics’ systems consist of hardware and software components that function together to deliver the essential functionality of the system. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In summary, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer to the customer, which usually occurs upon shipment from the Company’s manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria has been met. For initial sales where the product has not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

The Company warrants its products against defects in manufacturing. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs. On occasion, customers request a warranty period longer than the Company’s standard warranty. In those instances where extended warranty services are separately quoted to the customer, the associated revenue is deferred and recognized as service revenue ratably over the term of the contract. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue.

As part of its customer services, the Company sells software that is considered to be an upgrade to a customer’s existing systems. These standalone software upgrades are not essential to the tangible product’s functionality and are accounted for under software revenue recognition rules which require vendor specific objective evidence (“VSOE”) of fair value to allocate revenue in a multiple element arrangement. Revenue from upgrades is recognized when the upgrades are delivered to the customer, provided that all other recognition criteria have been met.

Revenue related to spare parts is recognized upon shipment. Revenue related to billable services is recognized as the services are performed. Service contracts may be purchased by the customer during or after the warranty period and revenue is recognized ratably over the service contract period.

Frequently, the Company delivers products and various services in a single transaction. The Company’s deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company’s typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or it includes delivery of different types of services. The Company’s tools, upgrades, and spare parts are delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which terms can be up to 12 months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

On January 2, 2011, the Company adopted the new accounting guidance for arrangements with software elements and/or multiple deliverables. The amended guidance for multiple deliverable arrangements did not change the units of accounting for the Company’s revenue transactions, and most products and services qualify as separate units of accounting. The new guidance established a hierarchy of evidence to determine the standalone selling price of a deliverable based on vendor specific objective evidence (“VSOE”), third party evidence (“TPE”), or best estimate of selling price (“BESP”).

The Company regularly evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. In accordance with the new guidance, the Company allocates the arrangement consideration among the deliverables based on relative selling prices. The Company has established VSOE for some of its products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, the Company uses best estimate of selling price to determine standalone selling price for such deliverable. The Company does not use TPE to determine standalone selling price since this information is not widely available in the market as the Company’s products contain a significant element of proprietary technology and the solutions offered differ substantially from competitors. The Company has established a process for developing estimated selling prices, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. The Company monitors and evaluates estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner. The adoption of the new accounting standards did not have a significant impact on the consolidated financial statements.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Business Combinations—The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and inventory acquired. While best estimates and assumptions as a part of the purchase price allocation process are used to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

The Company estimates the fair value of inventory acquired by utilizing the net realizable value method which is based on the estimated sales price of the product less appropriate costs to complete and selling costs. Examples of critical estimates in valuing certain intangible assets that were acquired or may be acquired in the future include but are not limited to:

•	future expected cash flows from sales of products, services and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s customer relationships, as well as assumptions about the estimated useful lives of the relationships;

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of assumptions, estimates or actual results associated with business combinations.

Note 2. Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment which is intended to simplify how an entity tests goodwill for impairment. The amendment became effective for the Company beginning in the first quarter of fiscal 2012. Under this accounting standard update, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted this standard during the fourth quarter of 2011. Refer to Note 4 “Acquisition, Goodwill Impairment and Long-Lived Asset Impairment” for a summary of the accounting impact.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05), which provides amendments to FASB Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this standard during the first quarter of 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows, as it only requires a change in the format of the Company’s current presentation. Other comprehensive income is presented as a single continuous statement included in the Condensed Consolidated Statements of Comprehensive Income.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. It had no material impact on the Company’s consolidated financial statements.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Such unobservable inputs include an estimated discount rate used in the Company’s discounted present value analysis of future cash flows, which reflects the Company’s estimate of debt with similar terms in the current credit markets. As there is currently minimal activity in such markets, the actual rate could be materially different.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands):

	June 30, 2012				December 31, 2011
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$65,502	$—	$—	$65,502	$70,899	$—	$—	$70,899
Commercial paper and corporate debt securities	—	1,117	—	1,117	—	—	—	—

Cash and Cash Equivalents	65,502	1,117	—	66,619	70,899	—	—	70,899

Marketable Securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	5,634	—	—	5,634	—	—	—	—
Commercial paper and corporate debt securities	—	8,123	—	8,123	—	—	—	—

Total	5,634	8,123	—	13,757	—	—	—	—

Total assets	$71,136	$9,240	$—	$80,376	$70,899	$—	$—	$70,899

Liabilities:
Contingent consideration payable	$—	$—	$2,642	$2,642	$—	$—	$3,194	$3,194

Changes in Level 3 liabilities:
Fair value at December 31, 2011	$3,194
Payments made to Zygo Corporation	(198)
Change in fair value included in earnings	207
Adjustment to the purchase price allocation of royalty payments to RTM related to acquisition of Nanda Technologies GmbH	(561)

Fair Value at June 30, 2012	$2,642

As of June 30, 2012, the Company had liabilities of $2.6 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which are measured at fair value on a recurring basis, and changes in fair value are recorded in other income or expenses. Of the $2.6 million of Zygo liability at June 30, 2012, $0.9 million was a current liability and $1.7 million was a long-term liability. The fair values of these liabilities were determined using level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for interest rates, timing and amount of cash flows. In the six month period ended June 30, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. See Note 4 for a summary of the acquisition and goodwill impairment analysis.

As of December 31, 2011, the Company had liabilities of $0.6 million resulting from the acquisition of Nanda and $2.6 million resulting from the acquisition of certain assets from Zygo which are measured at fair value on a recurring basis. Of the $2.6 million of Zygo liability at December 31, 2011, $0.7 million was a current liability and $1.9 million was a long-term liability. The fair value of these liabilities were determined using level 3 inputs.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short term assets. All marketable securities as of June 30, 2012, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholder’s equity.

Both the gross unrealized gains and gross unrealized losses for the three and six month periods ending June 30, 2012 were insignificant and no marketable securities had other than temporary losses as of June 30, 2012. All marketable securities as of June 30, 2012 had maturity dates of less than two years and none were invested in foreign entities.

The fair values of the marketable securities that are classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exist. The fair value of marketable securities that are classified as Level 2 in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The fair value of the acquisition related liabilities were determined using level 3 inputs as described in Note 4.

Refer to Note 10 “Line of Credit and Debt Obligations” for the carrying value and fair value of the Company’s debt obligations.

Note 4. Acquisition, Goodwill Impairment and Long-lived Asset Impairment

While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in the operating results in the period in which the adjustments were determined. In the three month period ended March 31, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million decrease to intangible assets. In the three month period ended June 30, 2012, the Company received $0.5 million in cash from the escrow and recorded a corresponding decrease of $0.5 million to goodwill.

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

Acquisition of Nanda Technologies GmbH in 2011

On November 21, 2011, the Company acquired 100% of the outstanding shares of Nanda Technologies GmbH (“Nanda”), a privately-held company with headquarters near Munich, Germany. The total purchase price consisted of approximately $24.6 million in net cash after an adjustment of $0.5 million that was formerly held in escrow and paid to the Company during the three month period ended June 30, 2012 and subject to certain post-closing adjustments associated with Nanda’s working capital as of the acquisition date. As a result of the acquisition, the Company obtained a new technology and product line that enables the capture of full-wafer surface inspection images at high-volume production speeds. The transaction met the conditions of a business combination under ASC 805 and was accounted for under this guidance. With the Nanda acquisition, the Company recorded approximately $10.8 million of goodwill at June 30, 2012.

Goodwill Impairment and Long-lived Asset Impairment

The Company’s impairment review process is completed as of November 30th of each year or whenever events or circumstances occur that indicate that an impairment may have occurred. The accounting standard update described above provides the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company completed its annual goodwill impairment assessment as of November 30, 2011 by first performing a qualitative assessment. As part of this assessment, the Company considered the trading value of the Company’s stock and the implied value of the Company as compared to the Company’s net assets as well as the valuation of Nanda that was performed as of the acquisition on November 21, 2011. The Company concluded that it was not more likely than not that the fair value was less than the carrying values of the Company’s reporting unit and therefore did not proceed to the Step 1 of the goodwill impairment test.

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

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.23% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $2.1 million and $4.7 million of receivables, respectively, during the three month periods ended June 30, 2012 and July 2, 2011 and sold $3.6 million and $7.9 million of receivables, respectively, during the six month periods ended June 30, 2012 and July 2, 2011. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at June 30, 2012 and December 31, 2011.

Note 6. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

	At
	June 30, 2012	December 31, 2011
Raw materials and sub-assemblies	$23,629	$24,963
Work in process	7,844	11,143
Consignment inventory	10,769	8,910
Finished goods	3,137	7,244

Inventories	45,379	52,260
Inventories-delivered systems	1,850	1,637

Total inventories	$47,229	$53,897

The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories-delivered systems.”

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	At
	June 30, 2012	December 31, 2011
Land	$15,570	$15,570
Building and improvements	19,461	19,191
Machinery and equipment	21,773	14,693
Furniture and fixtures	2,307	2,285
Capital in progress	2,490	516

Total property, plant and equipment, gross	61,601	52,255
Accumulated depreciation	(19,398)	(16,734)

Total property, plant and equipment, net	$42,203	$35,521

Total depreciation expense for the three month periods ended June 30, 2012 and July 2, 2011 was $1.2 million and $0.7 million, respectively, and for the six month periods ended June 30, 2012 and July 2, 2011 was $2.2 million and $1.3 million, respectively.

Note 8. Intangible Assets

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	June 30, 2012	June 30, 2012	June 30, 2012
Developed technology	$17,881	$(7,875)	$10,006
Customer relationships	9,561	(8,365)	1,196
Brand names	1,927	(1,549)	378
Patented technology	2,252	(1,889)	363
In-process research and development	330	(52)	278
Trademark	80	(72)	8

Total	$32,031	$(19,802)	$12,229

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Adjusted cost as of December 31, 2011	Accumulated amortization as of December 31, 2011	Net carrying amount as of December 31, 2011
Developed technology	$17,881	$(6,254)	$11,627
Customer relationships	9,561	(7,961)	1,600
Brand names	1,927	(1,498)	429
Patented technology	2,252	(1,856)	396
In-process research and development	330	—	330
Trademark	80	(68)	12

Total	$32,031	$(17,637)	$14,394

The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which are computed using an accelerated method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three month periods ended June 30, 2012 and July 2, 2011 was $0.8 million and $0.4 million, respectively, and for the six month periods ended June 30, 2012 and July 2, 2011 was $1.7 million and $0.8 million, respectively.

In the three month period ended March 31, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. There was no other adjustment to intangible assets recorded during the three month period ended June 30, 2012. See Note 4 for a summary of the acquisition and goodwill impairment analysis.

Note 9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	At
	June 30, 2012	December 31, 2011
Accrued warranty	$4,943	$4,797
Accrued professional services	897	1,497
Customer deposits	5,085	4,912
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	885	679
Legal settlement	—	2,500
Other	2,572	2,324

Total other current liabilities	$14,382	$16,709

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Line of Credit and Debt Obligations

Debt obligations consist of the following (in thousands):

	At
	June 30, 2012	December 31, 2011
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	7,139	7,452

Total debt obligations	7,139	7,452
Current portion of debt obligations	(790)	(765)

Long-term debt obligations	$6,349	$6,687

On April 23, 2012, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.0% per annum.

The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.0% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The borrowing base available as of June 30, 2012 was $20.0 million. As of June 30, 2012, the Company was not in breach of any restrictive covenants in connection with this line of credit. There was no outstanding amounts drawn on this facility as of June 30, 2012. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance (“GE”) pursuant to which it borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprising the Company’s principal offices in Milpitas, California. GE subsequently sold the mortgage on March 31, 2011 to Sterling Savings Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale.

According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. In July 2011, the Company prepaid $1.95 million, representing 20% of the outstanding balance. In July 2012, the Company prepaid $1.4 million, representing 20% of the outstanding balance.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2012, future annual maturities of all debt obligations were as follows (in thousands):

Fiscal years	Amount
2012	$642
2013	1,283
2014	1,283
2015	1,283
2016	1,283
Thereafter	3,359

Total obligations	9,133
(less) Interest	(1,994)

Total loan amount	$7,139

The Company’s level 2 valuation estimate of the fair value of its debt is based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company’s. The estimated fair value of the debt as of June 30, 2012 and December 31, 2011 was $8.0 million and $8.3 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted average common shares outstanding used in basic net income per share calculation	23,395	22,709	23,372	22,637
Potential dilutive common stock equivalents, using treasury stock method	482	733	552	785

Shares used in diluted net income per share computation	23,877	23,442	23,924	23,422

For the three and six month periods ended June 30, 2012 and July 2, 2011, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. For the three and six month periods ended June 30, 2012, weighted average common share equivalents consisting of stock options included in the calculation of diluted net income per share were 0.5 million and 0.6 million respectively. For the three and six month periods ended July 2, 2011, weighted average common share equivalents consisting of stock options included in the calculation of diluted net income per share were 0.7 million and 0.8 million respectively. However, these potential dilutive common stock equivalents would be anti-dilutive and excluded from the calculation of net loss per share, if a net loss was to be incurred in the future.

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Stock Options
Expected life	4.2 years	4.5 years	4.5 years	4.5 years
Volatility	78.65%	77.49%	78.23%	76.97%
Risk free interest rate	0.74%	1.84%	0.85%	2.00%
Dividends	0	0	0	0
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	55.93%	68.27%	62.74%	76.20%
Risk free interest rate	0.06%	0.21%	0.06%	0.20%
Dividends	0	0	0	0

The weighted average fair value per share of the stock options awarded in the three month and six month periods ended June 30, 2012 was $8.80 and $10.66, respectively, based on the fair market value of the Company’s common stock on the grant dates. The weighted average fair value per share of the stock options awarded in the three month and six month periods ended July 2, 2011 was $9.42 and $9.98, respectively, based on the fair market value of the Company’s common stock on the grant dates.

A summary of activity under the Company’s stock option plans during the six month period ended June 30, 2012 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2011	2,348,162	$10.53	4.86	$18,556
Exercised	(281,450)	6.32
Granted	200,485	17.72
Cancelled	(49,843)	14.53

Outstanding at June 30, 2012	2,217,354	$11.62	4.69	$9,587

Exercisable at June 30, 2012	1,206,793	$9.14	4.00	$7,781

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.36 as of June 30, 2012 which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three month and six month periods ended June 30, 2012 was $0.7 million and $3.4 million, respectively. The total intrinsic value of options exercised during the three month and six month periods ended July 2, 2011 was $3.9 million and $8.3 million, respectively.

During the six month period ended June 30, 2012, 18,534 Restricted Stock Units (“RSUs”) were released, and the Company granted 51,777 RSUs which vest between three and four years after the vesting commencement date identified in the applicable grant document. As of June 30, 2012, there were 333,301 RSUs outstanding.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of products	$20	$28	$77	$66
Cost of service	75	43	133	95
Research and development	347	221	666	368
Selling	481	311	922	526
General and administrative	670	352	1,256	722

Total stock-based compensation expense	$1,593	$955	$3,054	$1,777

Note 13. Warranties

Product Warranty – The Company sells the majority of its products with a 12-month repair or replacement warranty from the date of acceptance. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs were to differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors. Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance as of beginning of period	$4,923	$3,725	$4,797	$3,129
Accruals for warranties issued during period	1,192	1,291	2,664	2,537
Aggregate changes in liabilities related to preexisting warranties	548	788	1,158	1,826
Settlements during the period	(1,720)	(1,562)	(3,676)	(3,250)

Balance as of end of period	$4,943	$4,242	$4,943	$4,242

Note 14. Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. The Company’s tax benefit of approximately $0.5 million for the three month period ended June 30, 2012 is primarily the result of a $1.4 million discrete benefit for deferred tax assets recorded as a result of Internal Revenue Service (IRS) approval of certain tax elections in the second quarter. The Company’s estimated annual effective tax rate without discrete items will be 39%, which is higher than the statutory U.S. federal income tax rate, primarily due to state taxes and non-deductible share-based compensation expense, partially offset by the domestic manufacturing deduction benefit. The Company’s income tax benefit for the three month period ended June 30, 2012 was $0.5 million and the tax provision for the six month period ended June 30, 2012 was $1.5 million. The Company’s income tax provisions for the three month and six month periods ended July 2, 2011 were $5.7 million and $11.4 million, respectively.

The Company’s actual effective tax rate for the six month period ended June 30, 2012 was less than the statutory U.S. federal income tax rate primarily due to the discrete benefit from deferred taxes recorded as a result of IRS approval of certain tax elections in the second quarter. The actual effective tax rate for the six month period ended July 2, 2011 was substantially equivalent to the statutory U.S. federal income tax rate primarily due to state income taxes and subpart F income, which were offset by the domestic manufacturing deduction benefit and federal income tax rates in excess of foreign tax rates.

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2012, the Company continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

The Company is subject to taxation in the United States and various states including California, and foreign jurisdictions including South Korea, Japan, China, Germany, France and the United Kingdom. Due to tax attribute carry-forwards, the Company is subject to examination by the IRS for tax years beginning from the 2003 tax year for U.S. tax purposes. The Company is also subject to examination in various states for tax years beginning from the 2002 tax year. The Company is also subject to examination in various foreign jurisdictions beginning from the 2006 tax year. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the six month period ended June 30, 2012. The Company believes it may recognize up to $0.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Note 15. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that Nanometrics’ products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of June 30, 2012 and December 31, 2011.

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

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Total net revenues:
United States	$13,872	$8,673	$25,449	$23,238
China	1,702	7,566	2,637	9,409
Israel	159	7,438	6,475	15,186
Japan	2,511	8,371	6,850	16,261
South Korea	29,638	22,474	57,109	47,617
Other	5,299	9,850	10,153	14,804

Total net revenues	$53,181	$64,372	$108,673	$126,515

	June 30, 2012	December 31, 2011
Long-lived tangible assets:
United States	$40,128	$33,127
China	30	36
Israel	124	115
Japan	187	159
South Korea	556	503
All Other	1,178	1,581

Total long-lived tangible assets	$42,203	$35,521

The following customers accounted for 10% or more of total accounts receivable:

	At
	June 30, 2012	December 31, 2011
SK Hynix	29.9%	11.4%
Samsung Electronics Co. Ltd.	22.6%	30.0%
Intel Corporation	* **	16.9%

*** The customer accounted for less than 10% of total accounts receivable for that period.

The following customers accounted for 10% or more of total revenue

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Samsung Electronics Co. Ltd.	34.3%	25.6%	37.3%	26.5%
SK Hynix	24.6%	18.1%	16.8%	15.0%
Intel Corporation	13.9%	12.8%	22.1%	20.6%

NANOMETRICS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Stock Repurchase

On November 29, 2010, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, the Company repurchased and retired 65,000 shares of the Company’s common stock under this program at a weighted average price of $11.91 per share. During the fiscal year 2011, the Company repurchased and retired a total of 265,040 shares of the Company’s common stock under this program at a weighted average price of $16.00 per share. During the three month and six month periods ended June 30, 2012, the Company repurchased and retired a total of 337,366 shares of the Company’s common stock under this program at a weighted average price of $14.66 per share. As of June 30, 2012, the entire $10.0 million approved by the Board on November 29, 2010 for the repurchase of shares of the Company’s common stock had been used for this purpose.

On May 29, 2012, the Company’s Board of Directors approved a program to repurchase up to $20.0 million of the Company’s common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the three month period ended June 30, 2012, the Company did not purchase any shares of common stock under the May 2012 approved program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future periods, financial results, revenues, margins, growth, customers, tax rates, product performance, and the impact of accounting rules on our business and the future implications of our statements regarding goals, strategy, and similar terms. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in Part II Item 1A “Risk Factors” and elsewhere in this document, and in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In particular our results could vary significantly based on customer and industry spending; changes in production mix; adoption of new products; timing of orders, shipments, acceptance of new products; our ability to secure volume supply agreements; and economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the (i) audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 which were included in our 2011 Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on March 14, 2012 and (ii) our other filings with the SEC.

Overview

Nanometrics Incorporated and its subsidiaries (“Nanometrics” or “we”) is a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, high-brightness LEDs (“HB-LED”), data storage devices and solar photovoltaics (“solar PV”). Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, overlay registration, and analysis of various other film properties such as optical, electrical and material characteristics.

Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity, and lower their manufacturing costs for the photolithographic process, thin-film metrology, critical-dimension and overlay systems and provide control of device dimension and layer alignment. Advanced packaging technology requires metrology systems to control wafer scale features for through-silicon-via (“TSV”) and flip-chip-technology. Our metrology systems for materials monitor the physical, optical, and electrical characteristics of materials including, compound semiconductor, LEDs, solar PVs, and silicon wafers. Our defect inspection systems locate large area and microscopic defects on patterned and unpatterned wafers. This system can be used for inspection at nearly every stage of the semiconductor production flow.

We categorize our systems as follows:

Automated Standalone Systems

Our automated systems are made up of both semi-automated and fully automated metrology systems which are employed in both high-volume and low-volume production environments. The Atlas® II, Atlas XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD™ suite of solutions including our NanoDiffract® software and NanoGen® scalable computing engine that enables visualization, modeling, and analysis of complex structures. The Mosaic II™ provides cost effective overlay metrology solutions for today’s advanced 300mm overlay process technologies, and is available on our Lynx™ platform. The Unifire™ system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARK defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.

We continue to offer automated products for 200mm factories running at 90nm nodes and above, as well as systems supporting micro-electrical mechanical systems (“MEMS”). Our Q240AT is a 200mm overlay metrology system that incorporates the same measurement technology as the Mosaic™, thereby extending the technology capability of our customers’ existing factories. The IVS®-185 system supports critical dimension and overlay measurements for semiconductor, MEMS, and HB-LED manufacturing. The NanoSpec® 9100 thin film measurement system is capable of handling wafers ranging in size from 75mm to 200 mm in diameter, and is used in all segments of semiconductor manufacturing, including data storage head manufacturing.

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

We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. In furtherance of our goals, we have:

•	Introduced new products in every core product line and primary market served;

•

Diversified our product line and addressed new markets through acquisitions, such as the 2006 acquisition of Accent Optical Technologies, Inc. a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier serving both semiconductor and solar PV industries; the 2009 acquisition of the Unifire™ product line from Zygo Corporation (“Zygo”); and the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

•	Continued development of new measurement and inspection technologies for advanced fabrication processes; and

•	Researched and developed innovative applications of existing technology to new market opportunities within the solar PV, HB-LED, and data storage industries.

Critical Accounting Policies

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and judgments that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. Since December 31, 2011, there have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on results of operations and financial condition.

Results of Operations

Three and Six Month Periods Ended June 30, 2012 and July 2, 2011

Total net revenues—Our net revenues were comprised of the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Changes In		June 30, 2012	July 2, 2011	Changes in
			Amount	%			Amount	%
Automated systems	$37,104	$38,322	$(1,218)	(3.2)%	$78,083	$78,112	$(29)	—%
Integrated systems	2,489	6,882	(4,393)	(63.8)%	6,773	12,744	(5,971)	(46.9)%
Materials characterization	1,963	9,023	(7,060)	(78.2)%	4,558	17,354	(12,796)	(73.7)%

Total product revenue	41,556	54,227	(12,671)	(23.4)%	89,414	108,210	(18,796)	(17.4)%
Service revenue	11,625	10,145	1,480	14.6%	19,259	18,305	954	5.2%

Total net revenues	$53,181	$64,372	$(11,191)	(17.4)%	$108,673	$126,515	$(17,842)	(14.1)%

For the three and six month periods ended June 30, 2012, total product revenue decreased by $12.7 million and $18.8 million relative to the comparable 2011 periods. In the first quarter of 2011, the semiconductor industry was in the latter stages of a period of capacity expansion, resulting in high demand from our customers across all of our product lines. In the three month period ended June 30, 2012, net revenues from automated systems decreased by $1.2 million compared to the three month period ended July 2, 2011. For the six-month period ended June 30, 2012, net revenues from automated systems were relatively flat compared to six month periods ended July 2, 2011, principally due to customer demand for the Atlas® II, released in the fourth quarter of 2011, and continued strong demand for our Atlas® XP+, offset by a slowdown in industry spending. Net revenues from our integrated systems decreased by $4.4 million and $6.0 million in the three and six month periods ended June 30, 2012 compared to the three and six month periods ended July 2, 2011, respectively. The net decrease in both periods resulted from a decline in customer demand for our legacy 9010 series products partially offset by an increase in demand for our integrated IMPULSE® OCD systems.

Net revenues from our materials characterization products decreased by $7.1 million and $12.8 million in the three and six month periods ended June 30, 2012 compared to the three and six month periods ended July 2, 2011, respectively, due principally to a decline in customer demand for our FTIR and RPM systems, resulting from excess capacity in the HB-LED market and lack of expansion in the bare wafer silicon market.

Service revenue increased by $1.5 million for the three month period ended June 30, 2012 compared to the three month period ended July 2, 2011, principally due to increased sales of billable upgrades, which tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles which determine when customers purchase available upgrades. Service revenue increased $1.0 million in the six month period ended June 30, 2012, compared to the three month period ended July 2, 2011, principally due to increased warranty and service work.

Gross margins. Our gross margin for product and services was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Product	44.0%	56.5%	45.4%	57.1%
Services	55.6%	51.4%	47.4%	49.3%

The calculation of product gross margin includes both cost of products and amortization of intangible assets. Product gross margin for the three and six month periods ended June 30, 2012 was 44.0% and 45.4%, respectively, reflecting a decrease of 12.5 points and 11.7 points, respectively, from the comparable periods in 2011. For both the three and six month periods compared, approximately one-third of the decrease was due to higher costs and resulting lower gross margin on production of the Atlas® II, which was launched late in the fourth quarter of 2011. Approximately one-third of the decrease resulted from lower factory absorption due to the reduced volume of system sales in the three month and six month periods ended June 30, 2012 compared with the three month and six month periods ended July 2, 2011. The remainder of the decrease results from changes in product mix of tools sold in the first and second quarters of 2012 compared with the comparable periods of 2011, and an increase in amortization of intangible assets related to the acquisition of Nanda.

The gross margin for our services business was 55.6% and 47.4% for the three and six month periods ended June 30, 2012, respectively. The services gross margin for three month period ended June 30, 2012 increased 4.2 points compared to the three month period ended July 2, 2011, due primarily to increased higher margin upgrade revenue. The services gross margin for the six month period ended June 30, 2012 decreased 1.9 points compared to the six month period ended July 2, 2011, due primarily to the effects of higher labor costs associated with increased delivery of services under contracts, partially offset by increased higher margin upgrade revenue.

Operating expenses. Our operating expenses were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Changes in		June 30, 2012	July 2, 2011	Changes in
			Amount	%			Amount	%
Research and development	$7,644	$5,779	$1,865	32.3%	$15,120	$11,267	$3,853	34.2%
Selling	7,041	6,997	44	0.6%	14,252	13,696	556	4.1%
General and administrative	5,583	5,442	141	2.6%	11,664	10,941	723	6.6%
Amortization of intangible assets	195	169	26	15.4%	387	343	44	12.8%

Total operating expenses	$20,463	$18,387	$2,076	11.3%	$41,423	$36,247	$5,176	14.3%

Research and development. Research and development expenses increased by $1.9 million for the three month period ended June 30, 2012 over the comparable period in 2011, primarily due to $0.5 million in labor and related costs associated with incremental hiring and headcount increases from the Nanda acquisition, $0.9 million on development projects and related activities and $0.3 million in depreciation on capital equipment. Investments in research and development personnel and associated projects are part of our strategy to ensure our products are in the forefront of current and future market demands.

Research and development expenses increased by $3.9 million for the six month period ended June 30, 2012 over the comparable period in 2011, primarily due to $0.9 million in labor and related costs associated with incremental hiring and headcount increases from the Nanda acquisition, $1.8 million on development projects and related activities, and $0.6 million in depreciation on capital equipment.

Selling. Selling expenses were essentially flat for the three month period ended June 30, 2012 as compared to the corresponding period in 2011, primarily due to a $0.5 million increase in labor and related costs associated with additions in customer-facing applications personnel as a result of the Nanda acquisition being offset by a $0.2 million decrease in travel, a $0.2 million decrease in demonstration program expense, and a $ 0.1 million decrease in commission expense.

Selling expenses increased by $0.6 million for the six month period ended June 30, 2012 as compared to the corresponding period in 2011, primarily due to a $0.9 million increase in labor and related costs associated with additions in customer-facing applications personnel as a result of the Nanda acquisition being offset by a $0.4 million decrease in demonstration program expense, and a $0.1 million decrease in commission expense.

General and administrative. General and administrative expense levels were consistent for three month period ended June 30, 2012 compared to the corresponding period in 2011, primarily due to $0.3 million of increased labor and related costs associated with the Nanda acquisition offset by reduced legal expenses.

General and administrative expenses increased by $0.7 million for the six month period ended June 30, 2012 compared to the corresponding period in 2011, primarily due to $0.6 million of labor and related costs associated with the Nanda acquisition and $0.3 million in software license and maintenance fees partially offset by a $0.2 million decrease in legal expenses.

Amortization of intangible assets. Amortization of intangible assets increased slightly for the three and six month periods ended June 30, 2012 when compared to the same periods in 2011, due principally to increased amortization associated with the Nanda acquisition, which was partially offset by reduced amortization on certain intangible assets that became fully amortized during the prior year.

Other Income (expense), net. Our net other income (expense) consisted of the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Changes in		June 30, 2012	July 2, 2011	Changes in
			Amount	%			Amount	%
Interest income	$33	$65	$(32)	(49.2)%	$85	$105	$(20)	(19.0)%
Interest expense	(264)	(341)	77	(22.6)%	(533)	(678)	145	(21.4)%
Other, net	(49)	(470)	421	(89.6)%	(224)	(983)	759	(77.2)%

Total other income (expense), net	$(280)	$(746)	$466	(62.5)%	$(672)	$(1,556)	$884	(56.8)%

For the three month and six month periods ended June 30, 2012 compared to the same periods of 2011, the change in interest income was minimal as the amounts of cash and cash equivalents were consistent over the periods. Interest expense for the three month and six month periods ended June 30, 2012 was lower than interest expense in the comparable prior year periods due principally to prepayments of $1.95 million on the mortgage on our headquarters in July 2011, in addition to ongoing monthly payments, which reduced the principal amount under the loan. Other net expenses represented principally foreign exchange losses resulting from translation of our inter-company balances between subsidiaries. Foreign exchange losses were $0.1 million and $0.4 million for the three month periods ended June 30, 2012 and July 2, 2011, respectively, and $0.3 million and $0.8 million for the six month periods ended June 30, 2012 and July 2, 2011, respectively.

Income taxes. We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes. Our tax benefit of approximately $0.5 million for the three month period ended June 30, 2012 is primarily the result of a $1.4 million discrete benefit for deferred tax assets recorded as a result of Internal Revenue Service (IRS) approval of certain tax elections in the second quarter. We estimate that our annual effective tax rate without discrete items will be 39%, which is higher than the statutory U.S. federal income tax rate, primarily due to state taxes and non-deductible share-based compensation expense, partially offset by the domestic manufacturing deduction benefit. Our income tax benefit for the three month period ended June 30, 2012 was $0.5 million and the tax provision for the six month period ended June 30, 2012 was $1.5 million. Our income tax provisions for the three month and six month periods ended July 2, 2011 were $5.7 million and $11.4 million, respectively.

Our actual effective tax rate for the six month period ended June 30, 2012 was less than the statutory U.S. federal income tax rate primarily due to the discrete benefit from deferred taxes recorded as a result of IRS approval of certain tax elections in the second quarter. Our actual effective tax rate for the six month period ended July 2, 2011 was substantially equivalent to the statutory U.S. federal income tax rate due to state income taxes and subpart F income, offset by the domestic manufacturing deduction benefit and federal income tax rates in excess of foreign tax rates.

As of June 30, 2012 we continue to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to cumulative losses and uncertainty of future taxable income in various jurisdictions. In the event we determine that the deferred tax assets are realizable, we will reflect an adjustment to the valuation allowance in the tax provision for the period in which such determination is made.

We are subject to taxation in the United States and various states including California, and foreign jurisdictions including South Korea, Japan, China, Germany, France and the United Kingdom. Due to tax attribute carry-forwards, we are subject to examination by the IRS for tax years beginning from the 2003 tax year forward for U.S. tax purposes. We are also subject to examination in various states for tax years beginning from the 2002 tax year. We are also subject to examination in various foreign jurisdictions beginning from the 2006 tax year. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of accrued penalties and interest is not material for the six month period ended June 30, 2012. We believe we may recognize up to $0.2 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Liquidity and Capital Resources

During the three month period ended June 30, 2012, we implemented an ongoing investment strategy of maintaining portions of working funds in available-for-sale investments with the objectives of preserving capital and maintaining liquidity while mitigating concentration risk and increasing yields. Our policy is to maintain a marketable securities portfolio consisting of highly rated investments that may include: obligations issued by the US Treasury and its agencies, corporate bonds and commercial paper, tax exempt debt obligations of US municipalities, and time deposits at commercial banks. Our policy is that, with the exception of US treasury and agency issues, no single issue at the time of purchase, shall exceed 5% of the total portfolio or have a duration exceeding 2 years. At June 30, 2012 we held marketable securities of $13.8 million while at December 31, 2011 we held no marketable securities.

We have historically relied on cash flow from operations, borrowings under a credit facility and mortgage, and issuances of equity securities for our liquidity needs. At June 30, 2012, our cash, cash equivalents, and marketable securities totaled $95.8 million and working capital was $161.9 million, compared to $97.7 million of cash and equivalents and $160.6 million of working capital as of December 31, 2011.

Our principal cash requirements include working capital, capital expenditures, payment of taxes and payment of principal and interest on borrowings. In addition, we regularly evaluate our ability to repurchase our common stock, pre-pay outstanding debt, and acquire other businesses and technologies. During the three months ended June 30, 2012, we repurchased 337,366 thousand shares for an aggregate price of $5.0 million, completing repurchases under the 2010 Plan. During the quarter, the Board authorized an additional $20 million for stock repurchases.

Operations -

Cash provided by operating activities for the six month period ended June 30, 2012 was $2.0 million, which resulted primarily from the following factors: net income of $6.2 million with significant non-cash transactions including depreciation and amortization of $4.5 million and stock based compensation of $3.1 million. This operating cash flow was offset by a $12.7 million decrease in non-cash working capital, consisting principally of an increase in accounts receivable of $11.1 million associated with the increase in revenues over the fourth quarter of 2011; an increase in prepaid expenses and other assets of $1.7 million associated principally with prepaid taxes; and a decrease in accounts payable and other accrued liabilities of $1.2 million, which included a $2.5 million payment of the legal settlement accrued at December 31, 2011. The non-cash working capital decrease was partly offset by an increase in deferred revenue of $4.2 million.

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

Investing -

For the six month period ended June 30, 2012, $16.3 million of cash was used for investing activities consisting of $13.8 million for the purchase of marketable securities, and $2.7 million for capital asset purchases. These outflows were offset by $0.5 million cash received from the escrow related to the acquisition of Nanda due to post closing working capital adjustments.

For the six month period ended July 2, 2011 $1.9 million cash was used primarily for capital asset purchases. In order to fulfill current and future market demands, achieve operating efficiencies, and maintain product quality, we plan to continue to invest in new technologies and capital equipment.

Financing -

For the six month period ended June 30, 2012, $2.1 million was used for financing activities primarily composed of $5.0 million used to repurchase common stock, offset by $2.6 million received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program, and $0.8 million of excess tax benefits from employee stock option exercises, partially offset by $0.4 million for repayment of debt obligations.

For the six month period ended July 2, 2011, $0.3 million was provided by financing activities, primarily due to $3.5 million from the issuance of common stock for stock options exercised and stock purchased under the employee stock purchase program, and $1.5 million of excess tax benefit from employee stock option exercises, partially offset by $4.3 million used to repurchase our common stock and $0.3 million for repayment of debt obligations.

Line of Credit—On April 23, 2012, we favorably amended our revolving line of credit facility with Comerica Bank principally to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.0% per annum.

The instrument governing the facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.0% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of June 30, 2012 was $20.0 million. As of June 30, 2012, we were not in breach of any restrictive covenants in connection with our line of credit and debt obligations. There were no borrowings against (or payments to) the line of credit during the six month period ending June 30, 2012 or for the fiscal year 2011, and there were no amounts outstanding on this facility as of June 30, 2012 or December 31, 2011. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Mortgage Loan -In July 2008, we entered into a loan agreement with General Electric Commercial Finance (“GE”) pursuant to which we borrowed $13.5 million secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, we can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2011, we prepaid $1.95 million of the loan, representing 20% of the outstanding balance. As of June 30, 2012, the outstanding balance of the loan was $7.1 million. In July 2012, the Company prepaid $1.4 million, representing 20% of the outstanding balance.

Repurchases of Common Stock— On November 29, 2010, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, we repurchased and retired 65,000 shares of our common stock under this program at a weighted average price of $11.91 per share. During the fiscal year 2011, we repurchased and retired a total of 265,040 shares of our common stock under this program at a weighted average price of $16.00 per share. During the three month and six month periods ended June 30, 2012, we repurchased a total of 337,366 shares of the Company’s common stock under this program at a weighted average price of $14.66 per share. As of June 30, 2012, the entire $10.0 million approved by the Board on November 29, 2010 for the repurchase of our shares of common stock had been used for the purpose.

On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of June 30, 2012, we had not repurchased and retired shares of our common stock under this program.

Business Partnership—On June 17, 2009, we announced a strategic business relationship with Zygo under which we purchased inventory and certain other assets including the Unifire™ system from Zygo and the two companies entered into a supply agreement. We will make payments to Zygo (with an estimated present value of $2.6 million as of June 30, 2012) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.2 million and $0.2 million to Zygo in the six month periods ended June 30, 2012 and July 2, 2011, respectively.

We have evaluated and will continue to evaluate the acquisitions of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays.

We believe our cash, cash equivalents, marketable securities, and borrowing availability will be sufficient to meet our needs through at least the next twelve months. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions, and to financial, business and other factors, some of which are beyond our control.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, has designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls’ objectives will be met. However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

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

Fluctuations in our effective tax rate may affect operating results. The our effective tax rate is subject to fluctuation based on a variety of factors, such as the jurisdictions in which our profits are determined to be earned and taxed; changes to tax laws, regulations and interpretations; our ability to obtain approval and the timing of receipt of approval from the Internal Revenue Service of certain tax elections; certain changes in the valuation of our deferred tax assets and liabilities; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions and changes in available tax credits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2010, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, we repurchased and retired 65,000 shares of the Company’s common stock under this program at a weighted average price of $11.91 per share. During the fiscal year 2011, we repurchased and retired a total of 265,040 shares of common stock under this program at a weighted average price of $16.00 per share. During the three month and six month periods ended June 30, 2012, we repurchased a total of 337,366 shares of common stock under this program at a weighted average price of $14.66 per share. As of June 30, 2012, the entire $10.0 million approved by the Board on November 29, 2010 for the repurchase of our shares of common stock had been used for the purpose.

On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of the Company’s common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the three month period ended June 30, 2012, we did not purchase any shares of common stock under the May 2012 approved program.

Pursuant to repurchase programs approved by our Board of Directors on November 29, 2010 and May 29, 2012, we repurchased our common stock during the three month period ended June 30, 2012 as follows (in thousands, except shares and per share data):

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program
April 1, 2012 - April 28, 2012	—	$—	—	$4,966
April 29, 2012 - May 26, 2012	337,366	14.66	337,366	—
May 27, 2012 - June 30, 2012	—	—	—	20,000
Total	337,366	$14.66	337,366	$20,000

We have not granted any equity awards outside of our approved stock plans, nor made any unregistered sales of equity securities in the three month and six month periods ended June 30, 2012.

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	All Other Material Contracts

10.1(3)	Fifth Amendment to the Loan and Security Agreement dated April 23, 2012

31.1(4)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(4)	Certification of Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(5)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(5)	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31,2011, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and July 2, 2011 (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on April 12, 2012.
(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on May 8, 2012.
(4)	Filed herewith.
(5)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ RONALD W. KISLING
Ronald W. Kisling
Chief Financial Officer

Dated: August 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	All Other Material Contracts

10.1(3)	Fifth Amendment to the Loan and Security Agreement dated April 23, 2012

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(4)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(4)	Certification of Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(5)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(5)	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31,2011, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and July 2, 2011 (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on April 12, 2012
(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on May 9, 2012.
(4)	Filed herewith.
(5)	Furnished herewith.

.