Form 10-Q
period 2012-09-29
NANOMETRICS INC
filed 2012-11-07
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒
As of November 5, 2012 there were 23,404,839 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 29, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)
(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$67,464	$97,699
Marketable securities	37,335	—
Accounts receivable, net of allowances of $51 and $117, respectively	30,099	29,289
Inventories	43,054	52,260
Inventories-delivered systems	1,674	1,637
Prepaid expenses and other	10,116	8,119
Deferred income tax assets	7,736	12,406
Total current assets	197,478	201,410
Property, plant and equipment, net	43,080	35,521
Goodwill	11,079	11,990
Intangible assets, net	11,614	14,394
Deferred income tax assets	4,512	2,864
Other assets	885	1,042
Total assets	$268,648	$267,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,329	$7,975
Accrued payroll and related expenses	7,247	8,837
Deferred revenue	9,730	5,788
Other current liabilities	9,107	16,709
Income taxes payable	32	707
Current portion of debt obligations	911	765
Total current liabilities	32,356	40,781
Deferred revenue	5,020	4,547
Income taxes payable	2,430	2,401
Other long-term liabilities	1,978	2,813
Debt obligations	4,613	6,687
Total liabilities	46,397	57,229
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 23,379,827 and 23,182,771, respectively, issued and outstanding	23	23
Additional paid-in capital	240,695	236,735
Accumulated deficit	(20,203)	(28,315)
Accumulated other comprehensive income	1,736	1,549
Total stockholders’ equity	222,251	209,992
Total liabilities and stockholders’ equity	$268,648	$267,221
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues:
Products	$32,314	$49,839	$121,728	$158,049
Service	11,624	8,430	30,883	26,735
Total net revenues	43,938	58,269	152,611	184,784
Costs of net revenues:
Cost of products	15,778	22,881	63,224	68,862
Cost of service	5,379	4,589	15,507	13,864
Amortization of intangible assets	629	203	1,903	667
Total costs of net revenues	21,786	27,673	80,634	83,393
Gross profit	22,152	30,596	71,977	101,391
Operating expenses:
Research and development	7,176	6,045	22,296	17,312
Selling	6,308	6,862	20,560	20,558
General and administrative	4,861	5,817	16,525	16,758
Amortization of intangible assets	193	126	580	469
Total operating expenses	18,538	18,850	59,961	55,097
Income from operations	3,614	11,746	12,016	46,294
Other income (expense)
Interest income	28	57	113	162
Interest expense	(262)	(324)	(795)	(1,002)
Other, net	(121)	834	(345)	(149)
Total other expense, net	(355)	567	(1,027)	(989)
Income before income taxes	3,259	12,313	10,989	45,305
Provision for income taxes	1,356	4,694	2,877	16,089
Net income	1,903	7,619	8,112	29,216
Other comprehensive income:
Unrealized gains (losses)	1	—	(3)	—
Foreign currency translation gains (losses)	1,108	(783)	190	590
Comprehensive income	$3,012	$6,836	$8,299	$29,806

Net income per share:
Basic	$0.08	$0.33	$0.35	1.29
Diluted	$0.08	$0.32	$0.34	1.24
Shares used in per share calculation:
Basic	23,310	22,875	23,351	22,715
Diluted	23,760	23,526	23,874	23,489

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$8,112	$29,216
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7,143	4,722
Stock-based compensation	4,535	2,746
Excess tax benefit from equity awards	(939)	(1,925)
Loss on disposal of fixed assets	246	19
Inventory write down	1,450	1,294
Deferred income taxes	2,948	2,386
Changes in fair value of contingent payments to Zygo Corporation	307	434
Changes in assets and liabilities:
Accounts receivable	(831)	(259)
Inventories	(429)	(11,209)
Inventories-delivered systems	(571)	(477)
Prepaid expenses and other	(1,655)	130
Accounts payable, accrued and other liabilities	(12,242)	2,889
Deferred revenue	4,418	3,313
Income taxes payable	283	2,131
Net cash provided by operating activities	12,775	35,410
Cash flows from investing activities:
Escrow payment received related to Nanda acquisition	508	—
Sales of marketable securities	3,000	—
Maturities of marketable securities	500	—
Purchases of marketable securities	(40,929)	—
Purchases of property, plant and equipment	(3,705)	(2,082)
Net cash used in investing activities	(40,626)	(2,082)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(232)	(301)
Repayments of debt obligations	(1,989)	(2,389)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,463	5,291
Excess tax benefit from equity awards	939	1,925
Taxes paid on net issuance of stock awards	(16)	(46)
Repurchases of common stock	(4,960)	(4,257)
Net cash provided by (used in) financing activities	(2,795)	223
Effect of exchange rate changes on cash and cash equivalents	411	138
Net increase (decrease) in cash and cash equivalents	(30,235)	33,689
Cash and cash equivalents, beginning of period	97,699	66,460
Cash and cash equivalents, end of period	$67,464	$100,149
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business and Basis of Presentation

Description of Business – Nanometrics Incorporated and its wholly owned subsidiaries (“Nanometrics” or the “Company”) design, manufacture, market, sell and support thin film, optical critical dimension and overlay dimension metrology and inspection systems used primarily in the manufacturing of semiconductors, solar photovoltaics (“solar PV”) and high-brightness LEDs (“HB-LED”), as well as by customers in the silicon wafer and data storage industries. Nanometrics' metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing in order to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The Company’s optical critical dimension technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Nanometrics' inspection systems are used to find defects on patterned and unpatterned wafers at nearly every stage of the semiconductor production flow. The corporate headquarters of Nanometrics is located in Milpitas, California.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in
“Other income (expense)” in the consolidated statements of operations in the period incurred and consist of a $0.1 million loss and a $0.7 million gain for the three-month periods ended September 29, 2012 and October 1, 2011, respectively, and a $0.4 million loss and $0.1 million loss in the nine month periods ended September 29, 2012 and October 1, 2011, respectively.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

On January 2, 2011, the Company adopted the new accounting guidance for arrangements with software elements and/or multiple deliverables. The amended guidance for multiple deliverable arrangements did not change the units of accounting for the Company's revenue transactions, and most products and services qualify as separate units of accounting. The new guidance established a hierarchy of evidence to determine the standalone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE"), or best estimate of selling price ("BESP").

As part of its customer services, the Company sells software that is considered to be an upgrade to a customer's existing systems. These standalone software upgrades are not essential to the tangible product's functionality and are accounted for under software revenue recognition rules which require vendor specific objective evidence ("VSOE") of fair value, third party evidence ("TPE"), or best estimate of selling price ("BESP") to allocate revenue in a multiple element arrangement. Revenue from upgrades is recognized when the upgrades are delivered to the customer, provided that all other recognition criteria have been met.

Revenue related to spare parts is recognized upon shipment. Revenue related to billable services is recognized as the services are performed. Service contracts may be purchased by the customer during or after the warranty period and revenue is recognized ratably over the service contract period.

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or it includes delivery of different types of services. Installation is usually performed soon after delivery of the tool. Billable services are billed on a time-and-materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which terms can be up to 12 months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

The Company regularly evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. In accordance with this guidance, the Company allocates the arrangement consideration among the deliverables based on relative selling prices. The Company has established VSOE for some of its products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, the Company uses best estimate of selling price to determine standalone selling price for such deliverable. The Company does not use TPE to determine standalone selling price since this information is not widely available in the market as the Company's products contain a significant element of proprietary technology and the solutions offered differ substantially from competitors. The Company has established a process for developing estimated selling prices, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

practices, as well as entity-specific factors. The Company monitors and evaluates estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner. The adoption of the new accounting standards did not have a significant impact on the consolidated financial statements.
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
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification ("ASC") Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. It had no material impact on the Company's consolidated financial statements.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Such unobservable inputs include an estimated discount rate used in the Company's discounted present value analysis of future cash flows, which reflects the Company's estimate of debt with similar terms in the current credit markets. As there is currently minimal activity in such markets, the actual rate could be materially different.

The following table presents the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 29, 2012				December 31, 2011
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,906	$—	$—	$7,906	$70,899	$—	$—	$70,899
Commercial paper and corporate debt securities	—	4,550	—	4,550	—	—	—	—
Cash and Cash Equivalents	7,906	4,550	—	12,456	70,899	—	—	70,899

Marketable Securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	15,585	—	—	15,585	—	—	—	—
Commercial paper and corporate debt securities	—	21,750	—	21,750	—	—	—	—
Total	15,585	21,750	—	37,335	—	—	—	—

Total assets:	$23,491	$26,300	$—	$49,791	$70,899	$—	$—	$70,899

Liabilities:
Contingent consideration payable	$—	$—	$2,708	$2,708	$—	$—	$3,194	$3,194

Changes in Level 3 liabilities
Fair value at December 31, 2011	$3,194
Payments made to Zygo Corporation	(232)
Change in fair value included in earnings	307
Adjustment to the purchase price allocation of royalty payments to RTM related to acquisition of Nanda Technologies GmbH	(561)
Fair Value at September 29, 2012	$2,708
As of September 29, 2012, the Company had liabilities of $2.7 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which are measured at fair value on a recurring basis, and changes in fair value are recorded in other income or expenses. Of the $2.7 million of Zygo liability at September 29, 2012, $1.0 million was a current liability and $1.7 million was a long-term liability. The fair values of these liabilities were determined using level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for interest rates, timing and amount of cash flows. In the nine month period ended September 29, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to Real Time Metrology Inc. ("RTM") with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. See Note 4 for a summary of the acquisition and goodwill impairment analysis.
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
Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of September 29, 2012, were available-for-sale and reported at fair value based

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity.
Both the gross unrealized gains and gross unrealized losses for the three and nine month periods ending September 29, 2012 were insignificant and no marketable securities had other than temporary impairment as of September 29, 2012. All marketable securities as of September 29, 2012 had maturity dates of less than two years and none were invested in foreign entities.
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

Refer to Note 10 "Line of Credit and Debt Obligations" for the carrying value and fair value of the Company's debt obligations.

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

Acquisition of Nanda Technologies GmbH in 2011

On November 21, 2011, the Company acquired 100% of the outstanding shares of Nanda Technologies GmbH (“Nanda”), a privately-held company with headquarters near Munich, Germany. The total purchase price consisted of approximately $24.6 million in net cash after an adjustment of $0.5 million that was formerly held in escrow and paid to the Company during the three month period ended June 30, 2012. As a result of the acquisition, the Company obtained a new technology and product line that enables the capture of full-wafer surface inspection images at high-volume production speeds. The transaction met the conditions of a business combination under ASC 805 and was accounted for under this guidance.

The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in the operating results in the period in which the adjustments were determined. In the three month period ended March 31, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million decrease to intangible assets. In the three month period ended June 30, 2012, the Company received $0.5 million in cash from the escrow and recorded a corresponding decrease of $0.5 million to goodwill. With the Nanda acquisition, the Company recorded approximately $10.8 million of goodwill as of June 30, 2012. The goodwill balance related to the Nanda at September 29, 2012 was $11.1 million. The change in the goodwill balance during the three months ended on September 29, 2012 was due to foreign currency exchange rate fluctuations.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 1.31% to 1.475% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $1.2 million and $3.4 million of receivables, respectively, during the three month periods ended September 29, 2012 and October 1, 2011 and sold $4.8 million and $11.3 million of receivables, respectively, during the nine month periods ended September 29, 2012 and October 1, 2011. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at September 29, 2012 and December 31, 2011.

Note 6. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

	At
	September 29, 2012	December 31, 2011
Raw materials and sub-assemblies	$23,895	$24,963
Work in process	6,345	11,143
Finished goods	12,814	16,154
Inventories	43,054	52,260
Inventories-delivered systems	1,674	1,637
Total inventories	$44,728	$53,897
The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

Note 7. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	At
	September 29, 2012	December 31, 2011
Land	$15,570	$15,570
Building and improvements	19,425	19,191
Machinery and equipment	22,560	14,693
Furniture and fixtures	2,458	2,285
Capital in progress	3,734	516
Total property, plant and equipment, gross	63,747	52,255
Accumulated depreciation	(20,667)	(16,734)
Total property, plant and equipment, net	$43,080	$35,521
Total depreciation expense for the three month periods ended September 29, 2012 and October 1, 2011 was $1.3 million and $1.1 million, respectively, and for the nine month periods ended September 29, 2012 and October 1, 2011 was $3.5 million and $2.4 million, respectively.

Note 8. Intangible Assets
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 29, 2012 and December 31, 2011 consisted of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	September 29, 2012	September 29, 2012	September 29, 2012
Developed technology	$17,881	$(8,292)	$9,589
Customer relationships	9,561	(8,511)	1,050
Brand names	1,927	(1,574)	353
Patented technology	2,252	(1,906)	346
In-process research and development	330	(60)	270
Trademark	80	(74)	6
Total	$32,031	$(20,417)	$11,614

	Adjusted cost as of December 31, 2011	Accumulated amortization as of December 31, 2011	Net carrying amount as of December 31, 2011
Developed technology	$17,881	$(6,254)	$11,627
Customer relationships	9,561	(7,961)	1,600
Brand names	1,927	(1,498)	429
Patented technology	2,252	(1,856)	396
In-process research and development	330	—	330
Trademark	80	(68)	12
Total	$32,031	$(17,637)	$14,394
The amortization of finite-lived intangibles is computed using the straight-line method except for customer relationships which are computed using an accelerated method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three month periods ended September 29, 2012 and October 1, 2011 was $0.8 million and $0.3 million, respectively, and for the nine month periods ended September 29, 2012 and October 1, 2011 was $2.5 million and $1.1 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In the three month period ended March 31, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. There was no other adjustment to intangible assets recorded during the three month period ended September 29, 2012. See Note 4 for a summary of the acquisition and goodwill impairment analysis.

Note 9. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	At
	September 29, 2012	December 31, 2011
Accrued warranty	$4,649	$4,797
Accrued professional services	610	1,497
Customer deposits	590	4,912
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	1,049	679
Legal settlement	—	2,500
Other	2,209	2,324
Total other current liabilities	$9,107	$16,709

Note 10. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	At
	September 29, 2012	December 31, 2011
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	5,524	7,452
Total debt obligations	5,524	7,452
Current portion of debt obligations	(911)	(765)
Long-term debt obligations	$4,613	$6,687

On April 23, 2012, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of September 29, 2012 was $16.0 million. As of September 29, 2012, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of September 29, 2012. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.
In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a 20 years amortization for the first 60

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

months and 15 years amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprising the Company’s principal offices in Milpitas, California. GE subsequently sold the mortgage on March 31, 2011 to Sterling Savings Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale.
According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. In July 2011, the Company prepaid $2.0 million, representing 20% of the outstanding balance. In July 2012, the Company prepaid $1.4 million, representing 20% of the outstanding balance. At September 29, 2012, future annual maturities of all debt obligations were as follows (in thousands):

Fiscal years	Amount
2012	$222
2013	928
2014	998
2015	1,073
2016	1,153
Thereafter	1,150
Total loan amount	$5,524

The Company's level 2 valuation estimate of the fair value of its debt is based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company's. The estimated fair value of the debt as of September 29, 2012 and December 31, 2011 was $6.0 million and $8.3 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Weighted average common shares outstanding used in basic net income per share calculation	23,310	22,875	23,351	22,715
Potential dilutive common stock equivalents, using treasury stock method	450	651	523	774
Shares used in diluted net income per share computation	23,760	23,526	23,874	23,489
For the three and nine month periods ended September 29, 2012 and October 1, 2011, the Company had securities outstanding that could potentially dilute basic earnings per share in the future. For the three and nine month periods ended September 29, 2012, weighted average common share equivalents consisting of stock options included in the calculation of diluted net income per share were 0.5 million. For the three and nine month periods ended October 1, 2011, weighted average common share equivalents consisting of stock options included in the calculation of diluted net income per share were 0.7 million and 0.8 million respectively. However, these potential dilutive common stock equivalents would be anti-dilutive and excluded from the calculation of net loss per share, if a net loss was to be incurred in the future.

Note 12. Stock-Based Compensation
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of options granted was calculated using the simplified method.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics’ stock price. The dividend yield reflects that the Company has not paid any     cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Stock Options
Expected life	4.6 years	4.6 years	4.5 years	4.5 years
Volatility	75.44%	77.47%	77.96%	77.02%
Risk free interest rate	0.74%	1.01%	0.84%	1.89%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	38.58%	65.91%	45.47%	73.41%
Risk free interest rate	0.16%	0.17%	0.12%	0.19%
Dividends	—	—	—	—
The weighted average fair value per share of the stock options awarded in the three month and nine month periods ended September 29, 2012 was $8.94 and $10.50, respectively, based on the fair market value of the Company’s common stock on the grant dates. The weighted average fair value per share of the stock options awarded in the three month and nine month periods ended October 1, 2011 was $9.71 and $9.95, respectively, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the nine month period ended September 29, 2012 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2011	2,348,162	$10.53	4.86	$18,556
Exercised	(403,397)	6.47
Granted	221,785	17.48
Cancelled	(112,087)	14.72
Outstanding at September 29, 2012	2,054,463	$11.85	4.53	$6,642
Exercisable at September 29, 2012	1,206,804	$9.68	3.83	$5,811
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.81 as of September 29, 2012 which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three month and nine month periods ended September 29, 2012 was $1.0 million and $4.5 million, respectively. The total intrinsic value of options exercised during the three month and nine month periods ended October 1, 2011 was $1.3 million and $8.2 million, respectively.
During the nine month period ended September 29, 2012, 18,534 Restricted Stock Units (“RSUs”) were released, and the Company granted 51,777 RSUs which vest between three and four years after the vesting commencement date identified in the applicable grant document. As of September 29, 2012, there were 333,301 RSUs outstanding.
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of products	$50	$45	$128	$111
Cost of service	62	51	195	146
Research and development	289	221	952	589
Selling	451	264	1,374	790
General and administrative	630	389	1,886	1,110
Total stock-based compensation expense	$1,482	$970	$4,535	$2,746

Note 13. Warranties
The Company sells the majority of its products with a 12 months repair or replacement warranty from the date of acceptance. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs were to differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors. Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance as of beginning of period	$4,943	$4,242	$4,797	$3,129
Accruals for warranties issued during period	881	1,213	3,545	3,750
Aggregate changes in liabilities related to preexisting warranties	206	1,145	1,364	2,971
Settlements during the period	(1,381)	(1,781)	(5,057)	(5,031)
Balance as of end of period	$4,649	$4,819	$4,649	$4,819

Note 14. Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or tax rates, in the interim period in which they occur. The Company's effective tax rate reflects the impact of a portion of its earnings being taxed in foreign jurisdictions as well as a valuation allowance maintained on certain deferred tax assets.

The Company recorded a tax provision of $1.4 million and $2.9 million for the three and nine months ended September 29, 2012, respectively. The Company recorded a tax provision of $4.7 million and $16.1 million for the three and nine months ended October 1, 2011, respectively. The decrease in the three and nine month's provision from prior year is primarily due to a significant decrease in the Company's profitability as well as a $1.4 million discrete benefit for deferred tax assets recorded as a result of Internal Revenue Service (IRS) approval of certain tax elections during the three months ended June 30, 2012.

As of September 29, 2012, the Company continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the nine month period ended September 29, 2012. The Company believes it may recognize up to $0.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Note 15. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with which it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of September 29, 2012 and December 31, 2011.

On January 13, 2012, the Company entered into a settlement and limited patent cross license agreement with KLA to resolve all existing patent litigation between the parties. Pursuant to the settlement agreement, the Company agreed to make a one-time payment of $2.5 million to KLA. The settlement additionally included other features including limited cross-licenses of the patents that were subject to the litigation. The Company determined the principal benefit of the settlement was the economic benefit of avoiding litigation expenses and that the value attributable to the other settlement features was de minimis. As a result, the Company recorded a $2.5 million charge to legal settlement in operating expense in the fourth quarter of fiscal 2011. The payment was made in the three month period ended March 31, 2012.

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Total net revenues:
United States	$6,888	$13,309	$32,337	$36,548
Europe	4,087	3,054	12,670	20,996
Japan	5,896	10,912	12,746	27,173
South Korea	18,554	22,986	75,663	70,603
Taiwan	6,233	2,775	12,105	9,556
Other	2,280	5,233	7,090	19,908
Total net revenues	$43,938	$58,269	$152,611	$184,784

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Long-lived tangible assets:	September 29, 2012	December 31, 2011
United States	$40,361	$33,127
Europe	1,739	1,415
Japan	177	159
South Korea	538	503
Taiwan	91	113
All Other	174	204
Total long-lived tangible assets	$43,080	$35,521

The following customers accounted for 10% or more of total accounts receivable:

	At
	September 29, 2012	December 31, 2011
SK Hynix	18.0%	11.4%
Taiwan Semiconductor Mfg. Co.	15.0%	***
Samsung Electronics Co. Ltd.	15.4%	30.0%
Intel Corporation	13.7%	16.9%

*** The customer accounted for less than 10% of total accounts receivable for that period.

The following customers accounted for 10% or more of total revenue

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
SK Hynix	24.1%	***	18.9%	12.1%
Samsung Electronics Co. Ltd.	17.4%	31.8%	31.6%	28.2%
Intel Corporation	15.3%	14.3%	20.1%	18.6%
Taiwan Semiconductor Mfg. Co.	12.8%	***	***	***

*** The customer accounted for less than 10% of total revenue for that period.

Note 17. Stock Repurchase

On November 29, 2010, the Company's Board of Directors approved a program to repurchase up to $10.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, the Company repurchased and retired 65,000 shares of the Company's common stock under this program at a weighted average price of $11.91 per share. During the fiscal year 2011, the Company repurchased and retired a total of 265,040 shares of the Company's common stock under this program at a weighted average price of $16.00 per share. During the six month periods ended June 30, 2012, the Company repurchased and retired a total of 337,366 shares, respectively, of the Company's common stock under this program at a weighted average price of $14.66 per share. As of June 30, 2012, the entire $10.0 million approved by the Board on November 29, 2010 for the repurchase of shares of the Company's common stock had been used for this purpose.

On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

conditions. During the three month and nine month periods ended September 29, 2012, the Company did not purchase any shares of common stock under the May 2012 approved program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future periods, financial results, revenues, margins, growth, customers, tax rates, product performance, and the impact of accounting rules on our business and the future implications of our statements regarding goals, strategy, and similar terms. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” "likely," “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in Part II Item 1A “Risk Factors” and elsewhere in this document, and in Part I Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In particular our results could vary significantly based on changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products and manufacturing processes; timing of orders, shipments, acceptance of new products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with the (i) audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 which were included in our 2011 Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on March 14, 2012 and (ii) our other filings with the SEC.
Overview

Nanometrics Incorporated and its subsidiaries (“Nanometrics” or “we”) is a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, high-brightness LEDs (“HB-LED”), data storage devices and solar photovoltaics (“solar PV”). Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, overlay registration, and analysis of various other film properties such as optical, electrical and material characteristics. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity, and lower their manufacturing costs for the photolithographic process, thin-film metrology, critical-dimension and overlay systems and provide control of device dimension and layer alignment. Advanced packaging technology requires metrology systems to control wafer scale features for through-silicon-via ("TSV") and flip-chip-technology. Our metrology systems for materials monitor the physical, optical, and electrical characteristics of materials including, compound semiconductor, LEDs, solar PVs, and silicon wafers. Our defect inspection systems locate large area and microscopic defects on patterned and unpatterned wafers. This system can be used for inspection at nearly every stage of the semiconductor production flow.

We categorize our systems as follows:
Automated Standalone Systems

Our automated systems are made up of both semi-automated and fully automated metrology systems that are employed in both high-volume and low-volume production environments. The Atlas® II, Atlas XP/Atlas XP+ and

Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD™ suite of solutions including our NanoDiffract® software and NanoGen® scalable computing engine that enables visualization, modeling, and analysis of complex structures. The Mosaic II™ provides cost effective overlay metrology solutions for today's advanced 300mm overlay process technologies, and is available on our Lynx™ platform. The Unifire™ system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARK defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.

We continue to offer automated products for 200mm factories running at 90nm nodes and above, as well as systems supporting micro-electrical mechanical systems (“MEMS”). Our Q240AT is a 200mm overlay metrology system that incorporates the same measurement technology as the Mosaic™, thereby extending the technology capability of our customers' existing factories. The IVS®-185 system supports critical dimension and overlay measurements for semiconductor, MEMS, and HB-LED manufacturing. The NanoSpec® 9100 thin film measurement system is capable of handling wafers ranging in size from 75mm to 200 mm in diameter, and is used in all segments of semiconductor manufacturing, including data storage head manufacturing.
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

•
Diversified our product line and addressed new markets through acquisitions, such as the 2006 acquisition of Accent Optical Technologies, Inc. a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier serving both semiconductor and solar PV industries; the 2009 acquisition of the Unifire™ product line from Zygo Corporation ("Zygo"); and the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

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

Results of Operations
Three and Nine Month Periods Ended September 29, 2012 and October 1, 2011
Total net revenues - Our net revenues were comprised of the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Changes In		September 29, 2012	October 1, 2011	Changes in
			Amount	%			Amount	%
Automated systems	$26,588	$33,659	$(7,071)	(21.0)%	$104,675	$111,770	$(7,095)	(6.3)%
Integrated systems	2,663	7,540	(4,877)	(64.7)%	9,453	20,285	(10,832)	(53.4)%
Materials characterization	3,063	8,640	(5,577)	(64.5)%	7,600	25,994	(18,394)	(70.8)%
Total product revenues	32,314	49,839	(17,525)	(35.2)%	121,728	158,049	(36,321)	(23.0)%
Service revenues	11,624	8,430	3,194	37.9%	30,883	26,735	4,148	15.5%
Total net revenues	$43,938	$58,269	$(14,331)	(24.6)%	$152,611	$184,784	$(32,173)	(17.4)%
For the three and nine month periods ended September 29, 2012, total product revenues decreased by $17.5 million and $36.3 million relative to the comparable 2011 periods. The year over year decreases were principally due to a slowdown in industry spending in the third quarter of 2012. In both the three and nine month periods ended September 29, 2012, net revenues from automated systems decreased by $7.1 million relative to the comparable 2011 periods principally due to a slowdown in industry spending in the third quarter of 2012. For the three month period ended September 29, 2012, net revenues from our integrated systems decreased by $4.9 million relative to the comparable 2011 period due principally to a decline in customer demand for our legacy 9010 series products. For the nine month period ended September 29, 2012, revenues from our integrated systems decreased by $10.8 million relative to the comparable 2011 period due principally to the decline in customer demand for our legacy 9010 series product being partially offset by an increase in demand for our integrated IMPULSE® OCD systems. Net revenues from our materials characterization products decreased by $5.6 million and $18.4 million in the three and nine month periods ended September 29, 2012 compared to the three and nine month periods ended October 1, 2011, respectively, due principally to a decline in customer demand for our FTIR and RPM systems, resulting from excess capacity in the HB-LED market and lack of expansion in the bare wafer silicon end market.
For the three and nine month periods ended September 29, 2012, service revenues increased by $3.2 million and $4.1 million relative to the comparable 2011 periods, principally due to increased sales of billable upgrades, which tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles which determine when customers purchase available upgrades.
With a significant portion of the world's semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margins. Our gross margin for product and services was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Product	49.2%	53.7%	46.5%	56.0%
Services	53.7%	45.6%	49.8%	48.1%

The calculation of product gross margin includes both cost of products and amortization of intangible assets. Product gross margin for the three and nine month periods ended September 29, 2012 was 49.2% and 46.5% respectively, reflecting a decrease of 4.5 points and 9.5 points, respectively, from the comparable periods in 2011. Although the aforementioned year over year decreases are declining, they are driven by the same factors. For both the three and nine month periods, approximately one-third of the decrease was due to higher costs and resulting in lower gross margin on production of the Atlas® II, which was launched late in the fourth quarter of 2011. Approximately one-half of the decrease resulted from lower factory absorption due to the reduced volume of system production in the three and nine month periods ended September 29, 2012 compared with the three and nine month periods ended October 1, 2011. The remaining decrease for the three and nine month periods ended September 29, 2012, compared with the comparable periods of 2011, results from changes in product mix of tools sold and an increase in amortization of intangible assets related to the acquisition of Nanda.
The gross margin for our services business was 53.7% and 49.8% for the three and nine month periods ended September 29, 2012, respectively. The services gross margin for the three month period ended September 29, 2012, increased 8.1 points compared to the three month period ended October 1, 2011, due principally to increased higher margin upgrade revenue. The services gross margin for the nine month period ended September 29, 2012, increased 1.7 points compared to the nine month period ended October 1, 2011, due principally to increased higher margin upgrade revenue that was partially offset by the effects of higher labor costs associated with increased delivery of services under contracts.
Operating expenses. Our operating expenses were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Changes in		September 29, 2012	October 1, 2011	Changes in
			Amount	%			Amount	%
Research and development	$7,176	$6,045	$1,131	18.7%	$22,296	$17,312	$4,984	28.8%
Selling	6,308	6,862	(554)	(8.1)%	20,560	20,558	2	—%
General and administrative	4,861	5,817	(956)	(16.4)%	16,525	16,758	(233)	(1.4)%
Amortization of intangible assets	193	126	67	53.2%	580	469	111	23.7%
Total operating expenses	$18,538	$18,850	$(312)	(1.7)%	$59,961	$55,097	$4,864	8.8%
Research and development. Research and development expenses increased by $1.1 million for the three month period ended September 29, 2012 over the comparable period in 2011, principally due to a $0.7 million increase in development projects and related activities, a $0.2 million in increased equipment depreciation, tooling, and consumable materials, and a $0.6 million increase in labor and related costs associated with headcount increases, including those from the Nanda acquisition. These increases were partially offset by a $0.4 million decrease in bonus expense due to lower than expected 2012 revenue and operating profit. Investments in research and development personnel and associated projects are part of our strategy to ensure our products are in the forefront of current and future market demands.
Research and development expenses increased by $5.0 million for the nine month period ended September 29, 2012 over the comparable period in 2011, principally due to a $1.9 million increase in development projects and related activities, a $1.1 million in increased equipment depreciation, tooling, and consumable materials, and a $2.5 million increase in labor and related costs associated with headcount increases, including those from the Nanda acquisition. The labor and related cost increase was partially offset by a $0.5 million decrease in bonus expense due to lower than expected 2012 revenue and operating profit.

Selling. Selling expenses decreased by $0.6 million for the three month period ended September 29, 2012 as compared to the corresponding period in 2011, principally due to an $0.8 million decrease in labor and related expenses associated with pre-sales evaluation activities partially offset by a $0.6 million increase in labor and related costs, including those from the Nanda acquisition. The labor and related cost increase was partially offset by a $0.3 million decrease in bonus expense due to lower than expected 2012 revenue and operating profit.
Selling expenses were essentially flat for the nine month period ended September 29, 2012 as compared to the corresponding period in 2011, principally due to a $1.8 million decrease in labor and related expenses associated with pre-sales application evaluation activities, offset by a $2.4 million increase in labor and related costs, including those from the Nanda acquisition. The labor and related cost increase was partially offset by a $0.6 million decrease in bonus expense due to lower than expected 2012 revenue and operating profit.
From time to time sales application engineers expend efforts on application development projects with the related expenses being charged to research and development projects. The aforementioned decreases in pre-sales activities of $0.8 million and $1.8 million represents increased charges to research and development projects for the three and nine month periods ended September 29, 2012, as compared to the corresponding periods in 2011.

General and administrative. General and administrative expenses decreased by $1.0 million for the three month period ended September 29, 2012, as compared to the corresponding period in 2011, principally due to a $1.1 million decrease in professional service fees compared to 2011, which included fees associated with the acquisition of Nanda, and a $0.3 million decrease in bonus expense due to lower than expected 2012 revenue and operating profit. These decreases were partially offset by a $0.4 million increase in labor and related costs, including those from the Nanda acquisition.
General and administrative expenses decreased by $0.2 million for the nine month period ended September 29, 2012 compared to the corresponding period in 2011, principally due to a $1.0 million decrease in professional service fees compared to 2011, which included fees associated with the acquisition of Nanda, and a $0.7 million decrease in bonus expense due to lower than expected 2012 revenue and operating profit. These decreases were partially offset by a $1.1 million increase in labor and related costs, including those associated with the Nanda acquisition, and a $0.4 increase in software license and maintenance fees.
Amortization of intangible assets. Amortization of intangible assets increased slightly for the three and nine month periods ended September 29, 2012 when compared to the same periods in 2011, due principally to increased amortization associated with the Nanda acquisition, which was partially offset by reduced amortization on certain intangible assets that became fully amortized during the prior year.
Other Income (expense), net. Our net other income (expense) consisted of the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Changes in		September 29, 2012	October 1, 2011	Changes in
			Amount	%			Amount	%
Interest income	$28	$57	$(29)	(50.9)%	$113	$162	$(49)	(30.2)%
Interest expense	(262)	(324)	62	(19.1)%	(795)	(1,002)	207	(20.7)%
Other, net	(121)	834	(955)	(114.5)%	(345)	(149)	(196)	131.5%
Total other income (expense), net	$(355)	$567	$(922)	(162.6)%	$(1,027)	$(989)	$(38)	3.8%
For the three and nine month periods ended September 29, 2012 compared to the same periods of 2011, interest income declined minimally as the total balances of cash, cash equivalents, and marketable securities remained relatively flat and interest rates for the three and nine months periods ended September 29, 2012 were lower than interest rates in the comparable prior year periods. Interest expense for the three and nine month periods ended September 29, 2012 was lower than interest expense in the comparable prior year periods due principally to prepayments of $1.4 million and $2.0 million on the mortgage on our headquarters in July of 2012 and July 2011, respectively, in addition to ongoing monthly payments, which reduced the principal amount under the loan. Other net expenses represent principally foreign exchange gains and losses resulting from translation of our inter-company balances between subsidiaries. Foreign exchange losses were $0.1 million for the three month periods ended September 29, 2012 while foreign exchange gains were $0.7 million for the three month period ended October 1, 2011. Foreign exchange losses were $0.4 million and $0.1 million for the nine month period ended September 29, 2012 and October 1, 2011, respectively.

Income taxes.
We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes. We adjust the effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We also record the tax effect of unusual or infrequently occurring discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or tax rates, in the interim period in which they occur. Our effective tax rate reflects the impact of a portion of its earnings being taxed in foreign jurisdictions as well as a valuation allowance maintained on certain deferred tax assets.

We recorded a tax provision of $1.4 million and $2.9 million for the three and nine months ended September 29, 2012, respectively. We recorded a tax provision of $4.7 million and $16.1 million for the three and nine months ended October 1, 2011, respectively. The decrease in the three and nine month's provision from prior year is primarily due to a significant decrease in the our profitability as well as a $1.4 million discrete benefit for deferred tax assets recorded as a result of Internal Revenue Service (IRS) approval of certain tax elections during the three months ended June, 30 2012.

As of September 29, 2012, we continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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
We accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the nine month period ended September 29, 2012. We believe we may recognize up to $0.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of the applicable statutes of limitations.

Liquidity and Capital Resources
During the first half of 2012, we implemented an ongoing investment strategy of maintaining portions of working funds in available-for-sale investments with the objectives of preserving capital and maintaining liquidity while mitigating concentration risk and increasing yields. Our policy is to maintain a marketable securities portfolio consisting of highly rated investments that may include: obligations issued by the US Treasury and its agencies, corporate bonds and commercial paper, tax exempt debt obligations of US municipalities, and time deposits at commercial banks. Our policy is that, with the exception of US treasury and agency issues, no single issue at the time of purchase, shall exceed 5% of the total portfolio or have a duration exceeding 2 years. At September 29, 2012 we held marketable securities of $37.3 million while at December 31, 2011 we held no marketable securities.
We have historically relied on cash flow from operations, borrowings under a credit facility and mortgage, and issuances of equity securities for our liquidity needs. At September 29, 2012, our cash, cash equivalents, and marketable securities totaled $104.8 million and working capital was $165.1 million, compared to $97.7 million of cash and equivalents and $160.6 million of working capital as of December 31, 2011.
Our principal cash requirements include working capital, capital expenditures, payment of taxes and payment of principal and interest on borrowings. In addition, we regularly evaluate our ability to repurchase our common stock, pre-pay outstanding debt, and acquire other businesses and technologies.

Operations -

Cash provided by operating activities for the nine month period ended September 29, 2012 was $12.8 million, which resulted primarily from the following factors: net income of $8.1 million, and non-cash transactions of $15.7 million which consisted primarily of: (i) depreciation and amortization of $7.1 million, (ii) deferred income tax of $2.9 million, (iii) stock based compensation of $4.5 million, and (iv) inventory write down of 1.4 million. This operating cash flow was offset by a $11.0 million decrease in non-cash working capital, consisting principally of an increase in prepaid expenses and other assets of $1.7 million, associated principally with prepaid taxes, and a decrease in accounts payable and other accrued liabilities of $12.2 million, which included a $2.5 million payment of a legal settlement accrued at December 31, 2011, a $1.6 million reduction in accrued payroll and related expenses, and a $1.0 million reduction in accrued professional services fees. The non-cash working capital decrease was partly offset by an increase in deferred revenue of $4.4 million.
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

Investing -
For the nine month period ended September 29, 2012, $40.6 million of cash was used for investing activities consisting of $37.4 million for the net purchases of marketable securities, and $3.7 million for capital asset purchases. These outflows were offset by $0.5 million cash received from the escrow related to the acquisition of Nanda due to post closing working capital adjustments.
For the nine month period ended October 1, 2011, $2.1 million of cash was used for capital asset purchases.

Financing -
For the nine month period ended September 29, 2012, $2.8 million was used for financing activities primarily composed of $5.0 million used to repurchase common stock and $2.0 million used to repay debt obligations. These payments were partially offset by $3.5 million received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program, and $0.9 million of excess tax benefits from employee stock option exercises.

For the nine month period ended October 1, 2011, $0.2 million was provided by financing activities primarily due to $5.3 million from the issuance of common stock for stock options exercised and stock purchased under the employee stock purchase program, and $1.9 million of excess tax benefit from employee stock option exercises, partially offset by $4.3 million used to repurchase our common stock and $2.4 million for repayment of debt obligations.

Line of Credit - On April 23, 2012, we amended our revolving line of credit facility with Comerica Bank principally to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.

The instrument governing the facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.0% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The total borrowing available as of September 29, 2012 was $16.0 million. As of September 29, 2012, we were not in breach of any restrictive covenants in connection with our line of credit and debt obligations. There were no borrowings against (or payments to) the line of credit during the nine month period ending September 29, 2012 or for the fiscal year 2011, and there were no amounts outstanding on this facility as of September 29, 2012 or December 31, 2011. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Mortgage Loan -In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, we can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2011 and July 2012, we prepaid $2.0 and $1.4 million of the loan, respectively, representing 20% of the outstanding balance at the time of prepayment. As of September 29, 2012, the outstanding balance of the loan was $5.5 million.

Repurchases of Common Stock - On November 29, 2010, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, we repurchased and retired 65,000 shares of our common stock under this program at a weighted average price of $11.91 per share. During the fiscal year 2011, we repurchased and retired a total of 265,040 shares of our common stock under this program at a weighted average price of $16.00 per share. During the six month period ended June 30, 2012, we repurchased a total of 337,366 shares of the Company's common stock under this program at a weighted average price of $14.66 per share. As of June 30, 2012, the entire $10.0 million approved by the Board on November 29, 2010 for the repurchase of our shares of common stock had been used for the purpose.

On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of September 29, 2012, we had not repurchased and retired any shares of our common stock under this program.

Business Partnership - On June 17, 2009, we announced a strategic business relationship with Zygo under which we purchased inventory and certain other assets including the Unifire™ system from Zygo and the two companies entered into a supply agreement. We will make payments to Zygo (with an estimated present value of $2.7 million as of September 29, 2012) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.2 million and $0.3 million to Zygo in the nine month periods ended September 29, 2012 and October 1, 2011, respectively.

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
Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2012, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including of Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, has designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls' objectives will be met. However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system's design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system's control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

If we do not manage our supply chain effectively, our operating results may be adversely affected

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and are able to protect and improve profitability. Failure to achieve the desired level of cost reductions or flexibility to manage changes in customer demand could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

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

During the three months period ended September, 29, 2012, we did not repurchase any of our commons stock under any share repurchase program.

We have not granted any equity awards outside of our approved stock plans, nor made any unregistered sales of equity securities in the three month and nine month periods ended September 29, 2012.

ITEM 6.	EXHIBITS
The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

31.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)
Certification of Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(4)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31,2011, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 29, 2012 and October 1, 2011 (iii) Condensed Consolidated Statements of Cash Flows for the nine months September 29, 2012 and October 1, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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
Dated: November 7, 2012

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

32.1(4)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31,2011, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 29 30, 2012 and October 1, 2011 (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 1, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

__________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on April 12, 2012

(3)	Filed herewith.

(4)	Furnished herewith.

.