Form 10-K
period 2012-12-29
NANOMETRICS INC
filed 2013-03-12
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 0-13470
_____________________________________
NANOMETRICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-2276314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1550 Buckeye Drive Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 545-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
As of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the NASDAQ Global Select Market, was approximately $325.4 million. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant’s common stock outstanding as of March 7th, 2013 was 23,403,446.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 29, 2012.

NANOMETRICS INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 29, 2012, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Risk Factors”. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview
Nanometrics Incorporated and its subsidiaries (“Nanometrics”, the “Company”, or “we”) is a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, high-brightness LEDs (“HB-LED”), discrete components and data storage devices. Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, overlay registration, and analysis of various other film properties such as optical, electrical and material characteristics. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.
We were incorporated in California in 1975, and reincorporated in Delaware in 2006. We have been publicly traded since 1984 (NASDAQ: NANO). We have been a pioneer and innovator in the field of optical metrology and we have an installed base of over 6,500 systems in over 150 production factories worldwide. Our major customers and original equipment manufacturer (“OEM”) partners include Samsung Electronics Co. Ltd., Intel Corporation, SK Hynix Semiconductor, Inc., Toshiba Corporation, Applied Materials, Inc., Lam Research, Taiwan Semiconductor Manufacturing Company Limited, and Micron, Inc.
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
Industry Background
We participate in the sale, design, manufacture, marketing and support of process control systems for thin film metrology, optical critical dimension metrology, advanced 3-D packaging process control, overlay registration, and wafer defect inspection used for semiconductor manufacturing. Semiconductors are primarily packaged as integrated circuits within electronic devices, including consumer electronics, personal computing devices, cell phones, data storage devices, and LEDs, and a multitude of other electronic products being proliferated worldwide. Integrated circuits are made up of semiconductor material layers integrating millions or billions of transistors and other electronic components, connected through a complex wiring scheme of small copper or aluminum wires, ultimately packaged into thin form factors to be mounted on circuit boards or other substrates. Our core focus is the measurement and control of the structure, composition, and geometry of the devices from the transistor layer through advanced wafer-scale packaging to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, NOR, and DRAM), thin film head components for hard disk drives, analog devices (e.g., Wi-Fi and 4G radio integrated circuits), and alternative energy devices such as LEDs and solar cells.
Demand for our products continues to be driven by our customers' desire for higher overall chip performance, and improvements in power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The majority of our chip customers manufacture devices with features as small as 45nm (nanometer) to 22nm and below, and in some cases our customers are implementing new materials and methods in high volume manufacturing, including high dielectric constant (or high-k) materials, fin-fet or tri-gate transistors, and double or quadruple patterning lithography. The use of these new materials and methods requires additional process control and we believe has increased demand for our products. Next-generation devices with features smaller than 22nm are in early production, which in turn likely will require new advancements in metrology and inspection capabilities. DRAM memory makers have shifted to 3x node production with development for 2x node devices currently underway. Non-volatile memory makers of NAND and NOR devices are ramping 1x node devices into high volume manufacturing with work extending into early 1y node production and 1z node development as well as new stacked or 3D non-volatile memory structures. Foundry and logic manufacturers are ramping production of both 28nm and 22nm node devices and beginning investment into 1x node devices. Thin film head components for hard disk drives are also being driven to smaller sizes to support next generation hard disk drives with ever increasing storage capacity requiring continued improvements in read and write head component scaling. We also enable clean energy device manufacturers, such as for LEDs and solar Photo-Voltaics ("PVs"), to achieve higher yields and lower manufacturing costs.
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
We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing industry. In continuance of our goals, we have:

•Introduced new products and applications in every core product line and primary market served;

•
Diversified our product line and served markets through acquisitions, such as the 2006 acquisition of Accent Optical Technologies, Inc. a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier; the 2009 acquisition of the UniFire™ product line from Zygo Corporation; and the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

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
Automated Standalone Systems
Our automated systems are made up of both semi-automated and fully automated metrology systems which are employed in both high-volume and low-volume production environments. The Atlas® II, Atlas XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The Mosaic™ family of systems provide cost effective overlay metrology solutions, for today's advanced 300mm overlay process technologies, and is available on our Lynx™ platform. The UniFireTM system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARK defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.

We continue to offer automated products for 200mm factories running at 90nm nodes and above, as well as systems supporting micro-electrical mechanical systems (“MEMS”). Our Q240AT is a 200mm overlay metrology system that incorporates the same measurement technology as the Mosaic™, which thereby extends the technology capability of our customers' existing factories.
System Platform
The Lynx® platform enables cluster metrology factory automation for improved cost of ownership to our customers by combining our Mosaic™, Atlas® II and IMPULSE®, UniFire metrology and SPARK inspection systems in configurations to provide high throughput, reduced footprint systems for leading 300mm wafer metrology applications including OCD, overlay, and thin film process control.
Integrated Systems
Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers and through OEM channels. The IMPULSE® system is our latest metrology platform for OCD, DBO, and thin film metrology and has been successfully qualified on numerous OEM platforms. Our 90x0 system is qualified for OEM and direct sales supporting thin film and OCD applications. Our NanoCD™ solutions suite is sold in conjunction with our IMPULSE® and legacy 90x0 systems. Our Trajectory™ system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications.
Materials Characterization
Our Materials Characterization products include systems that are used to monitor the physical, optical, electrical and material characteristics of discrete electronic industry, HB-LED, solar PV, compound semiconductor, strained silicon and silicon-on-insulator (“SOI”) devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility.
Our Vertex™ is a photoluminescence (“PL”) mapping system designed for high-volume compound semiconductor metrology applications including power control and photonics applications. The RPMBlue™ is our latest PL mapping system designed specifically for the HB-LED market. We sell Fourier-Transform Infrared (“FTIR”) automated and manual systems in the QS2200/3300 and QS1200 respectively. The FTIR systems are spectrometers designed for non-destructive wafer analysis for various applications. The NanoSpec® line of products includes the 3000 and 6100 supporting thin film measurement across all applications in both low volume production and research applications.
Our process control systems can be categorized as follows:

System	Market	Applications
System Platform
LynxTM	Semiconductor	Platform
OCD Analysis
NanoDiffract®	Semiconductor	OCD
NanoGen®	Semiconductor	OCD
Automated Standalone Systems
Atlas II®/Atlas II+®/Atlas XP®/Atlas XP+®/Atlas-M®	Semiconductor	Film Thickness, Film Stress, CD
Mosaic IITM, IIITM	Semiconductor	Overlay
SPARK	Semiconductor	Defect Inspection and Advanced Packaging Applications
UniFireTM	Semiconductor	Film Thickness, Overlay, CD, and Advanced Packaging Applications
NanoSpec® 9100	Semiconductor	Film Thickness

System	Market	Applications
Integrated Systems
IMPULSE®	Semiconductor	Film Thickness, CD
9010 Series	Semiconductor	Film Thickness, CD
9000 Series	Semiconductor	Film Thickness
Trajectory	Semiconductor, Solar PV	Film Thickness, Composition
Materials Characterization Instruments
ECVPro	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
HL5500	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
QS1200	Substrate Semiconductor, Solar PV	Substrate Properties, Film Composition and Thickness
QS2200/3300	Substrate Semiconductor	Substrate Properties, Film Composition
NanoSpec® 3000	Semiconductor	Film Thickness (Tabletop)
NanoSpec® 6100	Semiconductor	Film Thickness (Tabletop)
RPMBlueTM	HB-LED	Epitaxial Layer Properties
Stratus	Semiconductor	Substrate Properties, Film Composition and Thickness (Tabletop)
VerteXTM	Compound Semiconductor, Solar PV, HB-LED	Epitaxial Layer Properties
Customers
We sell our metrology and inspection systems worldwide to several semiconductor manufacturers and equipment suppliers, producers of HB-LEDs, solar PVs, data storage devices, silicon wafers and photomasks. The majority of our systems are sold to customers located in Asia and the United States. Three customers, Samsung Electronics Co. Ltd., Intel Corporation and SK Hynix represented 27.8%, 22.3% and 16.5%, respectively, of our total net revenues in fiscal year 2012. Three customers, Samsung Electronics Co. Ltd., Intel Corporation and SK Hynix Semiconductor, Inc., represented 30.0%, 16.9% and 11.4%, respectively, of our total net revenues in the fiscal year 2011. Three customers, Samsung Electronics Co. Ltd., Intel Corporation and SK Hynix Semiconductor, represented 23.0%, 16.4% and 12.8%, respectively, of our total net revenues in the fiscal year 2010.

Sales and Marketing
We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China, Singapore, United Kingdom, Germany, France and Italy, and work with selected sales representatives in the United States and other countries. Our employees include our technical applications team, which is comprised of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.
Direct exports of our metrology systems to our foreign customers and shipments to our foreign subsidiaries international offices require general export licenses.
Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues, for fiscal years 2012, 2011 and 2010, were as follows:

	2012	2011	2010
United States	24.5%	21.9%	34.6%
South Korea	43.5%	38.1%	28.8%
Japan	9.2%	15.1%	10.5%
All other countries	22.8%	24.9%	26.1%

See Note 18 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for segment and geographical financial information.

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
Service revenue, including sales of replacement parts, represented 21.4%, 15.3%, and 17.8% of total net revenues in 2012, 2011 and 2010, respectively.
Backlog
As of December 29, 2012, and December 31, 2011, respectively, our backlog was $10.0 million and $43.6 million, respectively. Backlog includes orders for products, services and upgrades where written customer requests have been received and we expect to ship within 12 months. Orders are subject to cancellation or delay by the customer subject to possible penalties. However, historically, order cancellations have not been significant. Because orders presently in backlog could be canceled or rescheduled and some orders can be received and shipped within the same quarter, we do not believe that current backlog is an accurate indication of our future revenues or financial performance.
Competition
We offer different products for various sectors of semiconductor manufacturing, and several of our products extend across the same process flow. However, in each of these sectors, we have multiple competitors. In every market in which we participate, the global semiconductor equipment industry is intensely competitive, and driven by rapid technological adoption cycles. Our ability to effectively compete depends upon our ability to continually improve our products, applications and services, and our ability to develop new products, applications and services that meet constantly evolving customer requirements.

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
In automated metrology, our principal competitors are KLA-Tencor Corporation (“KLA-Tencor”) and Nova Measuring Instruments Ltd. ("Nova") for thin film, overlay, and critical dimension metrology. Our primary competitor in integrated metrology is Nova, while the HB-LED and solar PV markets are served by numerous competitors and no single competitor or group of competitors has established a majority position.
Manufacturing
In 2008, we consolidated our manufacturing operations to our Milpitas, California facility and to various contract manufacturers. It is our strategy to outsource all assemblies that do not contain elements that we believe lead to a direct competitive advantage. The majority of our automated and integrated products are currently manufactured at our Milpitas facility. We perform limited sub-assembly for certain products at our York, United Kingdom facility. We also use contract manufacturers in China, Israel, Japan and other locations in the United States. During the manufacturing process, we combine proprietary measurement technology produced in our facilities with components and sub-assemblies obtained from outside suppliers. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

We produce key parts and components and make reasonable efforts to ensure that any externally purchased parts or raw materials are available from multiple suppliers, but this is not always possible. Certain components, sub-assemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers. In June 2009, we signed a supply agreement with Zygo Corporation to supply OEM interferometer sensors for incorporation into the UniFireTM line of products as well as our family of automated metrology systems. Although we seek to reduce our dependence on sole and limited source suppliers, partial or complete loss of these sources could disrupt production, delay scheduled deliveries to customers and have a material adverse effect on our results of operations.

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
Research and Development
We continue to invest in research and development (R&D) to provide our customers with products that add value to their manufacturing processes and that provide a better and differentiated solution than our competitors, so that our products stay in the forefront of current and future market demands. Whether it is for an advancement of current technology yield and manufacturing improvement, enabling new end device technology, or the development of a new application in our core or emerging markets, we are committed to product excellence and longevity. We have several facilities located worldwide to support these objectives.
In 2012, our R&D investments were focused on new platforms and product upgrade programs, to improve both capability, and cost of ownership. These R&D efforts resulted in the successful product launch of the Atlas II 450mm® product in the marketplace, in addition to the Atlas II+®, our flagship product for optical critical dimension metrology (OCD). The AtlasII product line extension with the Atlas II+®, provides enhanced OCD capability with a significantly lower cost of ownership model. In our integrated markets, the IMPULSE® IM system has been further developed for inline lithography track configuration to extend our tool of record position for lithography OCD. We have further leveraged our IMPULSE® product to augment our SPARK defect inspection technology capability and platform as a review system. The UniFire™ system development continued with new system configurations and applications development targeted at advanced packaging applications, including further extensions for advanced packaging applications. After the acquisition of Nanda, our macro defect inspection initiative, R&D investment continued on SPARK technology for multiple use cases including enhancements for advanced lithography cluster monitoring, CMP and end of line quality, and advanced packaging applications.
Additionally, in 2012 we are furthering our extension of our Lynx cluster platform to enable broad solutions and further leverage our R&D efforts by consolidating core technology. In 2012 we continued product releases on the Lynx including the first UniFire shipments as well as established our platform strategy for 450mm on the Lynx system.

The new products and capabilities that we introduced to the market in 2012 were adopted by customers in key applications believe indicates that our R&D spending is focused on appropriate products and technologies. Our R&D expenditures for each of the last three fiscal years were as follows:

	Fiscal Year
	2012	2011	2010
Research and Development
R&D Expenditures (in millions)	$29.6	$23.3	$19.0
R&D Expenditures as percentage of net revenues	16.2%	10.1%	10.1%
Patents and Intellectual Property
Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology and inspection systems. We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to fully protect our technology, and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that the third parties claim, may infringe upon their proprietary rights. For more information, see Item 3, “Legal Proceedings.”
Employees
At December 29, 2012, we employed 536 persons worldwide with sales, applications and service support in key geographic areas aligned with our customer locations. None of our employees are represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.
Environmental Matters
Our operations are subject to various federal, state and local environmental protection regulations governing the use, storage, handling and disposal of hazardous materials, chemicals, and certain waste products. We believe that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

In the event that we fail to comply with such laws and regulations, we could be liable for damages, penalties and fines. We further discuss the impact of environmental regulation under "Risk Factors- We are subject to various environmental laws and regulations that could impose substantial costs upon us and may harm our business, operating results and financial condition." in Item 1A.

Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of March 11, 2013 are set forth below:

Name	Age	Position
Timothy J. Stultz, Ph.D.	65	President, Chief Executive Officer and Director
Bruce A. Crawford	60	Chief Operating Officer
Ronald W. Kisling	52	Chief Financial Officer
Nancy E. Egan	46	General Counsel
Dr. Timothy J. Stultz has served as President, Chief Executive Officer and director of Nanometrics Incorporated since August 2007. Dr. Stultz has more than 30 years of executive management experience. Prior to joining Nanometrics, Dr. Stultz was President and Chief Executive Officer of Imago Scientific Instruments Corporation, a supplier of proprietary 3-D atom probe microscopes to the research, materials and microelectronics industries; President and Chief Executive Officer for ThauMDx, a developer of diagnostic systems for the healthcare industry; and Vice President and General Manager of Veeco Instruments' Metrology and Instrumentation Business. Dr. Stultz also serves on the Board of Directors of Tessera Technologies, Inc. Dr. Stultz received his B.S., M.S. and Ph.D. in Materials Science and Engineering from Stanford University.
Bruce A. Crawford has served as our Chief Operating Officer since July 2006. From July 2005 to July 2006, Mr. Crawford served as President and Chief Operating Officer of Accent Optical Technologies, Inc., a supplier of process control and metrology systems to the global semiconductor manufacturing industry, which we acquired in July 2006. From February 2003 to July 2005, Mr. Crawford served as Accent Optical's Chief Operating Officer and Executive Vice President and from October 2000 to February 2003, he served as Vice President of Worldwide Operations. Mr. Crawford holds an A.S. degree from De Anza College.

Ron Kisling joined Nanometrics as CFO in March 2011. Prior to Nanometrics, Mr. Kisling served as Vice President Finance and then CFO of PGP Corporation, a data encryption and security software company, from January, 2007 until its acquisition by Symantec in June, 2010. For the eight years prior, Mr. Kisling held CFO positions at Portal Software and SPL WorldGroup, both acquired by Oracle Corp., as well as Saba Software. Mr. Kisling holds a bachelor's degree in Economics from Stanford University.

Nancy E. Egan joined us as General Counsel in October 2011. Ms. Egan was the Associate General Counsel of Varian, Inc., a global supplier of scientific instruments, from 2004 until its acquisition by Agilent Technologies in 2010. Prior to Varian, Ms. Egan held positions as the Senior Vice President of Legal Affairs for LivePlanet, and the Vice President and Associate General Counsel of Excite@Home. Ms. Egan holds a Bachelor's degree in political science from the University of Buffalo and a juris doctor from the Notre Dame Law School.

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
Current global economic conditions, the gradual recovery of the global economy and the cyclical nature of the semiconductor industry have impacted and could impact future customer demand for our products and our financial performance. The degree of this impact will depend on a number of factors, including the timing and extent of recovery of the U.S. and global economy from the recession. Demand for our products is largely dependent on our customers' capital spending on semiconductor equipment, which depends, in large part, on consumer spending, required manufacturing capacity, and customer access to capital. Economic uncertainty, higher levels of unemployment, higher interest rates, higher tax rates and other economic factors may lead to a decrease in consumer spending and may cause certain customers to cancel or delay placing orders. If we are unable to timely and appropriately adapt to changes resulting from difficult economic conditions, it may cause volatility in our operating results and our business, financial condition and results of operations may be adversely affected.
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

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to relatively few customers, and we expect this trend to continue. There are only a limited number of large companies operating in the semiconductor manufacturing industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the foreseeable future. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our revenues could decline significantly. In addition, because there are a limited number of customers, customers may seek concessions related to price, terms and conditions and intellectual property. Any of these changes could negatively impact our financial performance and results of operations.
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

We believe that once a semiconductor customer has selected one vendor's metrology system, the customer generally relies upon that system and, to the extent possible, subsequent generations of the same vendor's system, for the life of the application. Once a vendor's metrology system has been installed, a customer must often make substantial technical modifications and may experience downtime to switch to another vendor's metrology system. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer's expense of switching to our systems; it will be difficult for us to achieve significant sales from that customer once it has selected another vendor's system for an application.
We depend on Original Equipment Manufacturers (“OEMs”) for sales of our integrated metrology systems, and the loss of our OEMs as customers could harm our business.
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

If we do not manage our supply chain effectively, our operating results may be adversely affected.

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and are able to protect and improve profitability. For example, our gross margin was adversely affected in the first half of 2012 due to higher costs related to production of the Atlas® II, which was launched late in the fourth quarter of 2011. To improve our margins on that product, we will need to establish high volume supply agreements with our vendors. We cannot be certain that we will be able to timely negotiate vendor supply agreements on improved terms and conditions, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.
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

Potential risks associated with acquisitions could include, among other things:

•our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition;

•	diversion of management's attention;

•	our ability to successfully integrate our businesses with the business of the acquired company;

•
motivating, recruiting and retaining executives and key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company;

•consolidating and streamlining sales, marketing and corporate operations;
•potential exposure to unknown liabilities of acquired companies;
•loss of key employees and customers of the acquired business;

•	and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions.

If an acquisition is not successfully completed or integrated into our existing operations, our business, financial condition and results of operations could be adversely impacted.

In addition, to finance any acquisitions:

•we may be required to raise additional funds through public or private equity or debt financings;
•we may be unable to obtain financing at all; or

•	we may be forced to obtain financing on terms that are not favorable to us and, in the case of equity or convertible debt financing, which may result in dilution to our stockholders.
Our success depends on the performance of key personnel, including our senior management and on our ability to identify, hire and retain key management personnel.
We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to attracting and retaining qualified technical and senior management personnel. We have experienced turnover in our senior management team in the past. Our business may be harmed if we are unable to retain and effectively integrate our senior management into our business operations.
We do not have employment agreements with key members of our technical staff and our senior management team, and these individuals or other key employees may leave us. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. If we fail to attract, motivate and retain qualified senior management personnel, our business could be harmed and our ability to implement our strategy could be compromised.
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

We may be required to initiate litigation to enforce patents issued to or licensed by us, or to determine the scope or validity of a third party's patent or to enforce trade secret, confidentiality or other proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties, any of which would adversely affect our business and operating results.

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
In 2012, 2011, and 2010, 75.5%, 78.1%, and 65.4%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China, Singapore and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products and our business would suffer.
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
During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems range in price from approximately $200,000 to over $1,700,000 per system, and our integrated metrology systems range in price from approximately $100,000 to $500,000 per system. Accordingly, a small change in the number or mix of systems that we sell could cause significant changes in our operating results.
Lack of market acceptance for our new products may affect our ability to generate revenue and may harm our business.
In 2012 we introduced our SPARK inspection solution. In 2011, we introduced the Mosaic II™ overlay metrology solution and the Atlas II ®OCD system, a next-generation tool for high performance process control metrology. In 2010, the capability of our NanoCD suite was extended with launches of our new modeling and analysis software, NanoDiffract®, and migration to the latest generation of cluster computers for fabrication wide analysis (NanoGen®). In 2009, we introduced the Atlas® XP+ system as the follow-on to our Atlas metrology system. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products or future new products or improvements.
We depend on new products and processes for our success. Consequently, we are subject to risks associated with rapid technological change.

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. We cannot make assurances if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. If new products have reliability or quality problems, our performance could be impacted by reduced orders, higher manufacturing costs, and delays in acceptance or payment for new products, and additional service and warranty expenses. We might not be able to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. Our failure to complete commercialization of these new products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share.
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
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, see “Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies” in Part II, Item 8, Note 1. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, our operating results have been affected by the calculation of share-based compensation expense and by the testing and potential impairment of long-lived assets such as goodwill and other intangible assets. The process of evaluating potential impairments is highly subjective and requires significant judgment, and our results of operations could vary significantly from estimates.
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
A majority of our sales and operations are outside of the United States. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business in foreign countries. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as:

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

Fluctuations in our effective tax rate may affect operating results. Our effective tax rate is subject to fluctuation based on a variety of factors, such as:
•the jurisdictions in which our profits are determined to be earned and taxed;
•changes to tax laws, regulations and interpretations;

•	our ability to obtain approval and the timing of receipt of approval from the Internal Revenue Service of certain tax elections;
•certain changes in the valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions and

•	changes in available tax credits.

Any material increase in our effective tax rate would adversely affect our operating results.
We are exposed to fluctuations in the foreign currency exchange rates.
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Our exposure to foreign currency exchange rate fluctuations arise in part from current intercompany accounts in which costs are charged between our U.S. headquarters and foreign subsidiaries. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flow.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
The anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by limiting our ability to engage in a business combination with an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

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
We rely on our Enterprise Resource Planning (“ERP”) system, SYSPRO, to manage our business and accurately and timely report key data with respect to our results of operations, financial position and cash flows. We are going to replace our ERP system during fiscal year 2013. We may experience periodic or prolonged disruption of our IT infrastructure arising out of general use of such systems, periodic upgrades and updates, the conversion to a new ERP system, or external factors that are outside of our control. Any such disruption could adversely affect our ability to complete essential business processes, including our evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other IT systems, our business, operations and financial condition could be adversely affected.

Our cash and cash equivalents and short-term investments are managed through various banks around the world and volatility in the capital and credit market conditions could cause financial institutions to fail which could have an adverse effect on our ability to timely access funds.

World capital and credit markets have been and may continue to experience volatility and disruption. Financial institutions, including banks, have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail, we would likely have a limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances the failure of such institutions could cause us to be unable to access cash for the foreseeable future. If we are unable to quickly access our funds when we need them, we may need to increase the use of our existing credit lines or access more expensive credit, if available, which could have a negative impact on our operations, including our reported net income.

If our network security measures are breached and unauthorized access is obtained to a customer's data, to our data, or to our information technology systems, we may incur significant legal and financial exposure and liabilities.

As part of our business, we store our data and certain data about our customers in our information technology system. While our system is designed with access security, if a third party gain unauthorized access to our data, including any regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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
Compliance with federal securities laws, rules and regulations, as well as NASDAQ requirements, is becoming increasingly complex, and the significant attention and expense we must devote to those areas may have an adverse impact on our business.
Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased, and in the future are expected to continue to increase, the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 29, 2012, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	133,000	Corporate headquarters and manufacturing
Owned	Milpitas, California	3,038	Corporate housing
Owned	Pyoungtack City, South Korea	1,139	Applications and service
Leased	United Kingdom	20,338	Sales, service, manufacturing and engineering
Leased	South Korea	21,341	Sales, service and corporate housing
Leased	Japan	12,286	Sales, service, application, logistics, corporate housing and administrations
Leased	United States	18,426	Engineering, sales and service
Leased	Taiwan	12,065	Sales and service
Leased	China	6,902	Sales and service
Leased	Germany	6,772	Sales and service
Leased	Singapore	4,529	Sales and service
Leased	France	828	Sales and service
Leased	Switzerland	387	Sales and service
We believe that our existing facilities are suitable and adequate for our current needs and anticipated growth. The lease in York, United Kingdom expires in October, 2017. The lease in Hwasung-City, South Korea expires in August, 2014.

ITEM 3.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NANO.” The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

2012	High	Low
First quarter	$20.76	$16.64
Second quarter	$19.00	$14.10
Third quarter	$15.71	$13.71
Fourth quarter	$14.90	$12.65

2011	High	Low
First quarter	$20.00	$11.89
Second quarter	$20.01	$14.83
Third quarter	$21.56	$13.56
Fourth quarter	$18.98	$13.49

Stockholders

On March 7, 2013, there were approximately 235 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Under our loan and security agreement with Comerica Bank, we are not permitted to pay dividends without the consent of Comerica Bank.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
Pursuant to repurchase programs approved by the Board of Directors, the Company repurchased its common stock in the fourth quarter of fiscal year 2012 as follows (in thousands, except shares and per share data):

Plan	Period(a)	Number of shares repurchased	Average price paid per share	Total shares repurchased under the plan	Amount remaining for repurchase
May 2012	Oct. 28, 2012 - Nov. 24, 2012	128,400	$13.93	128,400	$18,217
May 2012	Nov. 25, 2012 - Dec. 29, 2012	122,000	$14.39	250,400	$16,462

On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2012, the Company repurchased and retired 250,400 shares the Company's common stock at the weighted average price of $14.15 per share under this approved plan. As of December 29, 2012, there remained $16.5 million available for the future repurchase of shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Over the last five fiscal years, we have acquired Nanda Technologies GmbH in fiscal year 2011, Tevet Process Control Technologies in fiscal year 2008, and the UniFire™ product line from Zygo Corporation in fiscal year 2009. The results of these acquisitions have been included in our consolidated financial statements since the respective dates of these acquisitions.

	Fiscal Year
	2012	2011	2010	2009(a)	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Products	$143,827	$194,774	$154,548	$49,153	$75,596
Service	39,054	35,287	33,517	27,554	26,505
Total net revenues	182,881	230,061	188,065	76,707	102,101
Costs of revenues:
Cost of products	75,878	88,579	66,484	26,594	38,692
Cost of service	20,526	18,304	19,328	13,992	18,675
Amortization of intangible assets	2,549	1,077	861	827	1,419
Total cost of net revenues	98,953	107,960	86,673	41,413	58,786
Gross profit	83,928	122,101	101,392	35,294	43,315
Operating expenses:
Research and development	29,585	23,290	18,973	14,672	17,110
Selling	26,457	27,019	21,320	15,072	17,798
General and administrative	21,632	22,901	18,617	15,168	19,689
Amortization of intangible assets	776	625	695	708	2,112
Restructuring charge	—	—	—	1,134	1,525
Legal settlement	—	2,500	—	—	—
Asset impairment and disposition	—	—	463	1,899	68,545
Total operating expenses	78,450	76,335	60,068	48,653	126,779
Income (loss) from operations	5,478	45,766	41,324	(13,359)	(83,464)
Other (expense) income, net	(859)	(1,182)	(635)	(3,532)	1,174
Provision (benefit) for income taxes	154	15,899	(15,259)	(586)	436
Net income (loss)	$4,465	$28,685	$55,948	$(16,305)	$(82,726)
Basic net income (loss) per share	$0.19	$1.26	$2.56	$(0.87)	$(4.46)
Diluted net income (loss) per share	$0.19	$1.22	$2.43	$(0.87)	$(4.46)
Shares used in per share computation:
Basic	23,358	22,743	21,855	18,639	18,546
Diluted	23,845	23,480	22,998	18,639	18,546
 (a) Fiscal year 2009 included 53 weeks, whereas the other periods presented included 52 weeks.

	Fiscal Year End
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$109,908	$97,699	$66,460	$43,526	$23,980
Working capital	158,587	160,629	135,770	76,771	57,901
Total assets	259,454	267,221	220,025	147,470	123,854
Long-term liabilities including current portion of debt obligation	13,884	17,213	17,142	15,963	14,302
Total stockholders’ equity	215,771	209,992	170,849	106,754	92,767

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. Please see “Cautionary Information Regarding Forward-Looking Statements” at the beginning of this Form 10-K for additional information you should consider regarding forward-looking statements.
We are an innovator in the field of metrology and inspection systems for semiconductor manufacturing and other industries. Our systems are designed to precisely monitor film thickness and critical dimensions that are necessary to control the manufacturing process and to identify defects that can affect production yields and performance.
Principal factors that impact our revenue growth include capital expenditures by manufacturers of semiconductors to increase capacity and to enable their development of new technologies, and our ability to take market share. The increasing complexity of the manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems, as are the adoption of optical critical dimension (“OCD”) metrology across fabrication processes, adoption of immersion lithography and double patterning, adoption of new types of thin film materials, the adoption of advanced packaging strategies and wafer backside inspection and the need for improved process control to drive process efficiencies. Our strategy is to continue to innovate organically as well as to evaluate strategic acquisitions to address business challenges and opportunities.
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. In 2012, we derived 78.6% of our total net revenues from product sales and 21.4% of our total net revenues from services.
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

•
Development of 3D Transistor Architectures. Our end customers continue to improve device density and performance by scaling front end of line transistor architectures. Many of these designs, including fin-fet transistors and 3D-NAND have buried features and high aspect ratio stacked features that enable improved performance and density. The advanced designs require additional process control to manage the complex shapes and materials properties, driving additional applications for both OCD and our UniFireTM systems.

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

•
Reduced Number of Customers. Our market is characterized by an ongoing oligopolistic trend which drives customer concentration. The largest customer accounted for 17.6% of our total revenue in the fiscal year 2001, and the largest customer accounted for 27.8% and 30.0% of our total revenue in the fiscal year 2012 and 2011, respectively.

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

Frequently, we deliver products and various services in a single transaction. Our deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. Our typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements may consist of a sale of tools bundled with service elements or delivery of different types of services. Tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on estimated fair value and that revenue is recognized upon completion of the installation. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term and such terms can be up to 12 months. We do not generally grant customers a general right of return or refund and may impose a penalty on orders canceled prior to the scheduled shipment date.

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

Inventories – Inventories are stated at the lower of cost or market. We are exposed to a number of economic and industry-specific factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in our market, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed of. Therefore, a sale of reserved inventory has a higher gross profit margin. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. Inventory includes evaluation tools placed at customer sites. For demonstration inventory, we also consider the age of the inventory and potential cost to refurbish the inventory prior to sale. Demonstration inventory is amortized over its useful life and the amortization expense is included in total inventory write down on our statements of cash flows. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional reserves may be required, which would adversely affect gross margin and net income.
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
Goodwill and Intangible Assets - Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized but tested annually for impairment. We perform a qualitative assessment of the goodwill during the fourth quarter of each fiscal year or whenever events or circumstances occur which indicate that an impairment may have occurred. As part of this assessment, we consider the trading value of our stock, the industry trends, and our sales forecast and products plans to determine if it is more likely than not that the fair value is higher than the carrying values of our reporting unit. If, after assessing the qualitative factors, we determine that it is not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary.
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
Recent Accounting Pronouncements
See Note 2 "Recent Accounting Pronouncements" to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Results of Operations
The following table presents our consolidated statements of operations data as a percentage of total net revenues for fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011.

	Fiscal Year
	2012	2011	2010
Net revenues:
Products	78.6%	84.7%	82.2%
Service	21.4	15.3	17.8
Total net revenues	100.0	100.0	100.0
Costs of net revenues:
Cost of products	41.5	38.5	35.3
Cost of service	11.2	8.0	10.3
Amortization of intangible assets	1.4	0.4	0.5
Total costs of net revenues	54.1	46.9	46.1
Products gross margin	47.2	54.5	57.0
Service gross margin	47.4	48.1	42.3
Total gross margin	45.9	53.1	53.9
Operating expenses:
Research and development	16.2	10.1	10.1
Selling	14.5	11.7	11.3
General and administrative	11.8	10.0	9.9
Amortization of intangibles	0.4	0.3	0.3
Legal settlement	—	1.1	—
Asset impairment	—	—	0.3
Total operating expenses	42.9	33.2	31.9
Income from operations	3.0	19.9	22.0
Other income (expense):
Interest income	0.1	0.1	0.1
Interest expense	(0.6)	(0.6)	(0.8)
Other, net	—	—	0.3
Total other expense, net	(0.5)	(0.5)	(0.4)
Income before income taxes	2.5	19.4	21.6
Provision (benefit) for income taxes	0.1	6.9	(8.1)
Net income	2.4%	12.5%	29.7%
Fiscal years 2012, 2011 and 2010 ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Total net revenues.
Our net revenues were comprised of the following product lines (in thousands, except percentages):

	Fiscal Year
	2012	2011	Change
Automated systems	$119,451	$139,261	$(19,810)	(14.2)%
Integrated systems	12,379	25,413	(13,034)	(51.3)%
Materials characterization systems	11,997	30,100	(18,103)	(60.1)%
Total product revenue	143,827	194,774	(50,947)	(26.2)%
Service	39,054	35,287	3,767	10.7%
Total net revenues	$182,881	$230,061	$(47,180)	(20.5)%

	Fiscal Year
	2011	2010	Change
Automated systems	$139,261	$110,955	$28,306	25.5%
Integrated systems	25,413	17,437	7,976	45.7%
Materials characterization systems	30,100	26,156	3,944	15.1%
Total product revenue	194,774	154,548	40,226	26.0%
Service	35,287	33,517	1,770	5.3%
Total net revenues	$230,061	$188,065	$41,996	22.3%
In 2012, revenue from products decreased by $50.9 million from 2011, principally due to decreased demand from customers, particularly in the second half of 2012 as some of our largest customers significantly reduced their capital spending in 2012. Sales of our Automated Systems (primarily Atlas®, Lynx™, NanoGen®, and Mosaic™) accounted for $19.8 million of the decrease. Integrated Systems accounted for approximately $13.0 million of decrease (primarily 9010 Series and IMPULSE®) and Materials Characterization (primarily QS1200, QS2200/3300, RPMBlue™ and VerteXTM) decreased by $18.1 million. We expect the downturn to continue into at least the first quarter of 2013. Service revenue increased by $3.8 million in 2012 compared to 2011 principally due to increased demand for upgrades and services provided under customer contracts during 2012.

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
Gross margin.
Our gross margin breakdown which does not include amortization of intangible assets was as follows:

	Fiscal Year
	2012	2011	2010
Products	47.2%	54.5%	57.0%
Service	47.4%	48.1%	42.3%
The gross margin on product revenue decreased to 47.2% in 2012 from 54.5% in 2011. The decrease is primarily due to lower margins in the first half of 2012 on the newly introduced Atlas II® and lower overall revenue volumes in the second half of 2012 which resulted in increased fixed costs as a percentage of revenue. The gross margin on service revenue in 2012 was 47.4% compared to 48.1%. The decline is primarily due to decline in the mix of upgrades which have higher gross margins within service revenue.
The gross margin on product revenue decreased from 57.0% in 2010 to 54.5% in 2011. The decrease is due to the approximately equal impact of higher warranty costs and higher installation costs driven by a change in product mix, and to a lesser extent due to lower factory absorption in the fourth quarter of 2011. The gross margin on service revenue improved in 2011 from 42.3% to 48.1%, principally due to reduction in field service labor costs and refinement of our allocation of warranty and installation costs between product and services.
Operating expenses.
Our operating expenses were comprised of the following categories (in thousands, except percentages):

	Fiscal Year
	2012	2011	Change
Research and development	$29,585	$23,290	$6,295	27.0%
Selling	26,457	27,019	(562)	(2.1)%
General and administrative	21,632	22,901	(1,269)	(5.5)%
Amortization of intangible assets	776	625	151	24.2%
Legal settlement	—	2,500	(2,500)	(100.0)%
Total operating expenses	$78,450	$76,335	$2,115	2.8%

	Fiscal Year
	2011	2010	Change
Research and development	$23,290	$18,973	$4,317	22.8%
Selling	27,019	21,320	5,699	26.7%
General and administrative	22,901	18,617	4,284	23.0%
Amortization of intangible assets	625	695	(70)	(10.1)%
Legal settlement	2,500	—	2,500	100.0%
Asset impairment	—	463	(463)	(100.0)%
Total operating expenses	$76,335	$60,068	$16,267	27.1%
Research and development.
Research and development costs increased by $6.3 million or 27.0% in fiscal year 2012 compared to 2011. The increase is primarily related to increased investment in new platforms and product upgrade programs, to improve both capability, and cost of ownership. This increase consisted primarily of a $2.8 million increase in development projects and related activities, a $1.4 million increase due to salary, and stock based compensation associated with increased headcount as a result of the acquisition of Nanda, a $0.8 million increase in depreciation expense, and a $0.7 million increase in consulting expense. Investments in research and development personnel and associated projects are part of our strategy to ensure our products are in the forefront of current and future market demands.
Research and development costs increased by $4.3 million or 22.8% in fiscal year 2011 compared to 2010 primarily related to development of the Atlas IITM and costs associated with the acquisition of Nanda. This increase consisted of $2.5 million of labor costs relating to increased hiring, incentive compensation and benefit costs, $1.5 million of increased engineering materials and tooling, $0.2 million from increased depreciation, and $0.1 million from consulting expense.
Selling.
Selling expenses decreased by $0.6 million or 2.1% in fiscal year 2012 compared to 2011. The decrease is primarily due to $1.8 million decrease in bonus, travel, commission costs and consulting expense resulted from overall lower revenue during 2012, partially offset by $0.7 million increase in depreciation expense, and $0.5 million increase in stock-based compensation and other costs.
Selling expenses increased by $5.7 million or 26.7% in fiscal year 2011 compared to 2010. Higher costs are a result of labor costs of $3.8 million related to increased hiring, compensation and benefits including commissions on higher revenues and stock-based compensation. The remainder of the increase represents principally $0.9 million increase in travel expenses due to the increased number of sales personnel and transactions, $0.4 million increase in facilities expense, $0.3 million increase in marketing activities, a $0.2 million increase in depreciation expense, and $0.1 million of other costs.
General and administrative.
General and administrative expenses decreased by $1.3 million or 5.5% in fiscal year 2012 compared to 2011. The decrease is primarily due to $0.4 million of legal fees and $1.4 million of acquisition costs including professional fees associated with the acquisition of Nanda in 2011, a $0.5 million decrease in general legal expense, a $0.8 million decrease in bonus expense, partially offset by a $0.8 million increase in stock-based compensation including cost associated with Nanda employees, a $0.6 million increase in labor costs and a $0.5 million increase in facilities and software license expense.

General and administrative expenses increased by $4.3 million or 22.8% in fiscal year 2011 compared to 2010. The higher costs are the result of $1.8 million related to professional fees associated with the Nanda acquisition, a $0.9 million increase in other professional services, a $0.6 million increase in labor costs related to hiring of employees, $0.3 million increase in facilities expense, a $0.2 million increase in depreciation expense, a $0.2 million increase in legal expenses and $0.3 million aggregate increase in other costs including allowance for doubtful accounts, travel, and consulting services.

Amortization of intangible assets.
Amortization of intangibles assets included in operating expenses in fiscal year 2012 increased by $0.2 million or 24.2%, compared to 2011, primarily as a result of the amortization of intangible assets acquired from Nanda for the full year of 2012, partially offset by a reduction in amortization of other intangible assets that became fully amortized in 2012.

Amortization of intangibles assets included in operating expenses in fiscal year 2011 decreased by $0.1 million, compared to 2010, primarily as a result of the amortization of intangible assets acquired from Nanda, more than offset by a reduction in amortization of other intangible assets that became fully amortized in 2011.
Legal settlement.
On January 13, 2012, the Company entered into a settlement and limited patent cross license agreement with KLA to resolve all existing patent litigation between the parties. Pursuant to the settlement agreement, the Company agreed to make a one-time payment of $2.5 million to KLA and agreed to a cross license of the patents that were subject to the litigation. As a result, the Company recorded a $2.5 million charge to legal settlement in operating expense in the fourth quarter of fiscal 2011. The payment was made in the first quarter of fiscal 2012.
Asset impairment.
There were no asset impairment charges in 2012 and 2011.
During the fiscal year 2010, we recognized impairment charges of $0.5 million related to write-offs of various IT projects.
Other expense, net.
Our other expense, net consisted of the following items (in thousands, except percentages):

	Fiscal Year
	2012	2011	Change
Interest income	$133	$220	$(87)	(39.5)%
Interest expense	(1,040)	(1,336)	296	(22.2)%
Other income (expense)	48	(66)	114	NM *
Total other expense, net	$(859)	$(1,182)	$323	(27.3)%

*	NM = not meaningful

	Fiscal Year
	2011	2010	Change
Interest income	$220	$107	$113	105.6%
Interest expense	(1,336)	(1,556)	220	(14.1)%
Other income (expense)	(66)	814	(880)	NM *
Total other expense, net	$(1,182)	$(635)	$(547)	86.1%

*	NM = not meaningful

During fiscal year 2012 interest expense decreased $0.3 million compared to fiscal year 2011, due to $2.2 million of principal payments on the mortgage related to our headquarter facility.

During fiscal year 2011 interest expense decreased $0.2 million compared to fiscal year 2010, due to $2.5 million of principal payments on the mortgage related to our headquarter facility. Other income decreased by $0.9 million, to $0.1 million of expense, principally as a result of $0.6 million increase in foreign exchange loss, from a gain of $0.3 million in fiscal 2010 to a loss of $0.3 million in fiscal 2011. In addition, other income in 2010 included a $0.2 million gain on the sale of fixed assets that did not recur in 2011.
Provision/Benefit for income taxes.
Our provision/(benefit) for income taxes was $0.2 million, $15.9 million, and $(15.3) million in 2012, 2011, and 2010, respectively. The decrease in the tax provision for 2012 from prior year is primarily attributable to the lower pre-tax earnings as well as a one-time benefit associated with the recognition of deferred tax assets related to tax elections made in 2012 to include certain foreign subsidiaries as branches for US income tax purposes. The increase in the tax provision for 2011 from prior year is primarily due to a one-time benefit recorded in 2010 for the reversal of a valuation allowance against our U.S. and Japan deferred tax assets.
The Company's provision for income taxes for 2012 of $0.2 million reflects an effective tax rate of 3.3%. This rate differs from the Federal statutory rate of 35% primarily due to a one-time benefit of $1.3 million associated with the Internal Revenue Service approval of tax elections made in 2012 to treat certain foreign subsidiaries as branches for US income tax purposes as well as foreign income being taxed at lower rates, offset by state income taxes and equity compensation expenses for which no current tax deduction is available. The Company's provision for income taxes for 2011 of $15.9 million reflects an effective tax rate of 35.7%. This rate differs from the Federal statutory rate of 35% due to state income taxes and higher foreign tax expense due to net operating losses without current benefit, partially offset by the domestic production activities deduction and research tax credits.
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
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (ATRA). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The Company estimates the benefit that it will receive relating to 2012 as a result of the credit extension will be approximately $0.5 million. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.
Liquidity and Capital Resources
At December 29, 2012, our cash, cash equivalents and marketable securities totaled $109.9 million and working capital was $158.6 million, compared to cash and cash equivalents of $97.7 million and working capital of $160.6 million as of December  31, 2011, and cash and cash equivalents of $66.5 million and working capital of $135.8 million as of January 1, 2011. Undistributed earnings that were not previously taxed amounted to $1.4 million, and $0.8 million as of December 29, 2012, and December 31, 2011, respectively.
Cash flows from operating activities –
During year ended December 29, 2012, cash provided by operating activities was $24.0 million which reflected net income of $4.5 million and non-cash transactions of $19.8 million, offset by a $0.3 million reduction in non-cash working capital. Non-cash transactions primarily consisted of depreciation and amortization expense of $8.1 million, stock based compensation of $5.9 million, inventory write down of $3.5 million, and a $2.8 million increase in deferred income taxes, offset by excess tax benefit from equity awards of $0.9 million. The reduction in working capital was primarily due to a $12.6 million decrease in accounts payable, accrued and other liabilities, including a $4.9 million reduction in customer deposits, a $2.5 million decrease in accrued legal settlement, and a $2.3 million decrease in notes payable, offset by a $7.7 million decrease in accounts receivable attributable to lower sales volume and increased efforts on collections, a $2.5 million increase in deferred revenue, a $1.1 million decrease in prepaid expenses and other, and a $0.6 million decrease in inventory.
During year ended December 31, 2011, cash provided by operations was $54.0 million which reflected net income of $28.7 million, non-cash transactions of $13.3 million and a $12.1 million reduction in non-cash working capital. Non-cash transactions primarily consisted of depreciation and amortization expense of $5.0 million, stock based compensation of $4.5 million, excess tax benefit from equity awards of $3.9 million, inventory write down of $3.4 million, and $3.8 million increase in deferred income taxes. Changes in working capital were mostly due to a $16.1 million decrease in receivables resulting from timing of sales and collections, an increase in inventory of $12.2 million, and a $12.4 million increase in accruals related to $4.9 million in customer deposits, $2.5 million in accrued legal settlement, and $5.0 million in accrued income taxes.
During year ended January 1, 2011, cash provided by operations was $27.6 million which reflected net income of $55.9 million, partially offset by non-cash transactions of $7.5 million and a $20.8 million increase in working capital. Non-cash transactions primarily included $17.2 million net tax benefit, consisting primarily of a $18.2 million release of income tax valuation allowance, stock based compensation of $3.0 million, depreciation, and amortization expense of $4.4 million, increases in inventory write down of $2.9 million. Changes in working capital were mostly due to a $21.0 million increase in receivables due to higher revenue and timing of collections, an increase of $14.5 million in inventory and a $11.5 million increase in payables and accruals as a result of tighter cash management.
Cash flows from investing activities –
During the year ended December 29, 2012, investing activities accounted for the use of $51.8 million of cash, of which $47.3 million was for the purchase of marketable securities net of sales and maturities and $5.0 million was for purchases of capital equipment, partially offset by $0.5 million of escrow payment received related to acquisition of Nanda.
During the year ended December 31, 2011, investing activities accounted for the use of $26.7 million of cash, of which $23.9 million was for the acquisition of Nanda, and $2.8 million was for purchases of capital equipment.
During the year ended January 1, 2011, investing activities accounted for the use of $2.6 million of cash, of which $3.1 million was for purchases of capital equipment and patents. These were offset by $0.5 million of cash received from the sale of assets, primarily related to the sale of the South Korean manufacturing facility.
Cash flows from financing activities –
During the year ended December 29, 2012, financing activities accounted for the use of $6.8 million of cash, of which $8.5 million was used for repurchases and retirements of our common stock, $0.3 million was paid to Zygo related to royalties and sustaining engineering payments, $0.6 million was used for taxes on net issuance of stock awards, and $2.2 million was paid on the mortgage on our corporate headquarters. These activities were partially offset by proceeds from a $0.9 million excess tax benefit related to equity awards, and $3.9 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options.
During the year ended December 31, 2011, financing activities contributed $3.7 million of cash, that was primarily attributable to $7.2 million from issuance of common stock from the employee stock purchase program and the exercise of stock options and a $3.9 million excess tax benefit related to equity awards. These activities were partially offset by $4.3 million used for repurchases and retirements of our common stock, $2.6 million paid on the mortgage on our corporate headquarters, and $0.4 million paid to Zygo related to royalties and sustaining engineering payments.
During the year ended January 1, 2011, financing activities accounted for the use of $2.3 million, of which $3.5 million was paid to Zygo related to inventories and fixed assets associated with the UniFire acquisition, $3.0 million was paid on the mortgage on our corporate headquarters, and $2.1 million was used for the repurchase of our common stock. These payments were partially offset by $5.8 million in receipts from issuance of common stock for stock options exercised and stock purchased under the employee stock purchase program.
Line of Credit - On April 13, 2010, we amended our existing revolving line of credit facility to (i) increase the maximum principal amount available from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum. On April 23, 2012, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.
The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of December 29, 2012 was $13.5 million. As of December 29, 2012, we were not in breach of any restrictive covenants in connection with our line of credit and debt obligations. There was no borrowing against the line of credit during the fiscal year 2012 and 2011 and there are no amounts outstanding on this facility as of December 29, 2012 or December 31, 2011. Although

we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, acquisitions or expansion of our business.

Mortgage Loan - In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, we can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement as a result of the sale. In July 2012, we prepaid $1.4 million of the loan, representing 20% of the outstanding balance, and in July 2011, we prepaid $1.95 million of the loan, representing 20% of the then outstanding balance. The total loan balance including current portion was $5.3 million and $7.5 million at December 29, 2012 and December 31, 2011, respectively.
Repurchases of Common Stock - On November 29, 2010, our Board of Directors approved a program to repurchase up to $10.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, we repurchased and retired 65,000 shares of the Company's common stock under this program at a weighted average price of $11.96 per share. During the fiscal year 2011, we repurchased and retired a total of 265,040 shares of the Company's common stock under this program at a weighted average price of $16.06 per share. During the fiscal year 2012, we repurchased and retired a total of 337,366 shares of the Company's common stock under this program at a weighted average price of $14.70 per share. As of June 30, 2012, we repurchased and retired an aggregate of 667,406 shares of the Company's common stock at a weighted average price of $14.97 per share under the plan, and the entire $10.0 million approved by the Board on November 29, 2010 for the repurchase of shares of the Company's common stock had been used for this purpose.
On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2012, we repurchased and retired 250,400 shares the Company's common stock under this approved program at the weighted average price of $14.15 per share. As of December 29, 2012, there remained $16.5 million available for the future repurchase of shares of common stock.
During the fiscal year of 2012, we repurchased and retired a total of 587,766 shares of the Company's common stock at a weighted average price of $14.47 per share under the two approved programs above.
Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $2.5 million as of December 29, 2012) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.3 million and $0.4 million to Zygo in fiscal years 2012 and 2011, respectively. We have evaluated and will continue to evaluate the acquisitions of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays.

We believe our cash, cash equivalents, marketable securities and borrowing availability at December 29, 2012 will be sufficient to meet our needs through at least the next twelve months.
Off-Balance Sheet Arrangements
As of December 29, 2012, and December 31, 2011, we had no off-balance sheet arrangements or obligations.

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 29, 2012, and the effect such obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$6,326	$1,283	$2,567	$2,476	$—
Deferred payments to Zygo Corporation	3,496	709	2,087	400	300
Other long-term liabilities	32	—	—	—	32
Operating lease obligations	3,650	1,610	1,347	639	54
Total	$13,504	$3,602	$6,001	$3,515	$386

(1)	Includes interest.
We maintain certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply availability for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 29, 2012 was approximately $14.9 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled.
Excluded from the contractual obligation table above, are $2.1 million of future payments related to uncertain tax positions because we cannot reliably estimate the timing of the settlements with the respective tax authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates. We do not use derivative financial instruments.
Foreign Currency Risk
A substantial part of our business consists of sales made to customers outside the United States: 75.5%, 78.1%, and 65.4% of sales in 2012, 2011, and 2010, respectively. 13.9%, 19.5%, and 15.2% of the net revenues in 2012, 2011, and 2010, respectively, were denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our operating expenses are incurred by our international operations and denominated in local currencies.
Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany balances in which costs are charged between our U.S. headquarters and our foreign subsidiaries. On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity's functional currency is generally its respective local currency, there is exposure to foreign exchange risk on a consolidated basis. Intercompany balances are denominated primarily in U.S. dollars and, to a lesser extent, other local currencies.  The net intercompany balance, exposed to foreign currency risk, at December 29, 2012 was approximately $8.1 million.  A hypothetical change of 10% in the relative value of the US dollar versus local functional currencies could result in an increase or decrease of approximately $0.8 million in transaction gains or losses which would be included in our statement of operations.
For 2012, 2011 and 2010, foreign currency transactions resulted in a loss of $0.3 million, a loss of $0.3 million and a gain of $0.3 million, respectively.
Interest Rate Risk
Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 29, 2012 the average duration of our portfolio was less than nine months.
At December 31, 2011, the Company did not hold investments in marketable securities. As of December 29, 2012, and December 31, 2011, there were no amounts borrowed against the line of credit and the interest rate on the GE loan is fixed, therefore, there are no significant interest rate risks.
In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years in 2013 to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. The loan is secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. At December 29, 2012 and December 31, 2011 our total debt obligation was $5.3 million and $7.5 million, respectively, with a long-term portion of $4.4 million and $6.7 million, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nanometrics Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of comprehensive income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Nanometrics Incorporated and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Report of Management on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 11, 2013

NANOMETRICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$62,915	$97,699
Marketable securities	46,993	—
Accounts receivable, net of allowances of $82 and $117, respectively	21,388	29,289
Inventories	39,659	52,260
Inventories-delivered systems	2,274	1,637
Prepaid expenses and other	7,492	8,119
Deferred income tax assets	8,593	12,406
Total current assets	189,314	201,410
Property, plant and equipment, net	43,213	35,521
Goodwill	11,352	11,990
Intangible assets, net	10,980	14,394
Deferred income tax assets	3,671	2,864
Other assets	924	1,042
Total assets	$259,454	$267,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,398	$7,975
Accrued payroll and related expenses	6,670	8,837
Deferred revenue	8,485	5,788
Other current liabilities	7,822	16,709
Income taxes payable	424	707
Current portion of debt obligations	928	765
Total current liabilities	30,727	40,781
Deferred revenue	4,307	4,547
Income taxes payable	2,135	2,401
Other long-term liabilities	2,140	2,813
Debt obligations	4,374	6,687
Total liabilities	43,683	57,229
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 23,250,429 and 23,182,771, respectively, issued and outstanding	23	23
Additional paid-in capital	238,326	236,735
Accumulated deficit	(23,850)	(28,315)
Accumulated other comprehensive income	1,272	1,549
Total stockholders’ equity	215,771	209,992
Total liabilities and stockholders’ equity	$259,454	$267,221
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net revenues:
Products	$143,827	$194,774	$154,548
Service	39,054	35,287	33,517
Total net revenues	182,881	230,061	188,065
Costs of net revenues:
Cost of products	75,878	88,579	66,484
Cost of service	20,526	18,304	19,328
Amortization of intangible assets	2,549	1,077	861
Total costs of net revenues	98,953	107,960	86,673
Gross profit	83,928	122,101	101,392
Operating expenses:
Research and development	29,585	23,290	18,973
Selling	26,457	27,019	21,320
General and administrative	21,632	22,901	18,617
Amortization of intangible assets	776	625	695
Asset impairment	—	—	463
Legal settlement	—	2,500	—
Total operating expenses	78,450	76,335	60,068
Income from operations	5,478	45,766	41,324
Other expense
Interest income	133	220	107
Interest expense	(1,040)	(1,336)	(1,556)
Other income (expense), net	48	(66)	814
Total other expense, net	(859)	(1,182)	(635)
Income before income taxes	4,619	44,584	40,689
Provision for (benefit from) income taxes	154	15,899	(15,259)
Net income	4,465	28,685	55,948
Other comprehensive income:
Unrealized loss, net of tax	(2)	—	—
Employee benefit plan adjustment	(11)	(39)	(51)
Foreign currency translation gain (loss)	(264)	(484)	750
Total Comprehensive Income	$4,188	$28,162	$56,647

Net income per share:
Basic	$0.19	$1.26	$2.56
Diluted	$0.19	$1.22	$2.43
Shares used in per share calculation:
Basic	23,358	22,743	21,855
Diluted	23,845	23,480	22,998
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2010	21,506,791	$21	$218,308	$(112,948)	$1,373	$106,754
Net income				55,948	—	55,948
Employee benefit plan adjustment				—	(51)	(51)
Foreign currency translation adjustments				—	750	750
Issuance of common stock under stock-based compensation plans	969,484	1	6,622	—	—	6,623
Common stock offering	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	2,950	—	—	2,950
Repurchases and retirement of common stock	(161,492)	—	(2,097)			(2,097)
Balance, January 1, 2011	22,314,783	22	225,755	(57,000)	2,072	170,849
Net income				28,685	—	28,685
Employee benefit plan adjustment				—	(39)	(39)
Foreign currency translation adjustments				—	(484)	(484)
Issuance of common stock under stock-based compensation plans	1,133,028	1	10,764	—	—	10,765
Stock-based compensation expense	—	—	4,473	—	—	4,473
Repurchases and retirement of common stock	(265,040)	—	(4,257)			(4,257)
Balance, December 31, 2011	23,182,771	23	236,735	(28,315)	1,549	209,992
Net income				4,465	—	4,465
Employee benefit plan adjustment				—	(11)	(11)
Foreign currency translation adjustments				—	(264)	(264)
Unrealized loss on investments, net of tax				—	(2)	(2)
Issuance of common stock under stock-based compensation plans	655,424	—	4,205	—	—	4,205
Stock-based compensation expense	—	—	5,890	—	—	5,890
Repurchases and retirement of common stock	(587,766)	—	(8,504)	—	—	(8,504)
Balance, December 29, 2012	23,250,429	$23	$238,326	$(23,850)	$1,272	$215,771
See notes to consolidated financial statements.

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income	$4,465	$28,685	$55,948
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8,137	4,983	4,395
Asset impairment	—	—	463
Stock-based compensation	5,890	4,473	2,950
Excess tax benefit from equity awards	(910)	(3,915)	(801)
Loss on disposal of fixed assets	303	113	(140)
Inventory write down	3,519	3,421	2,920
Deferred income taxes	2,752	3,770	(17,233)
Other, net	—	—	(523)
Changes in fair value of contingent payments to Zygo Corporation	129	413	467
Changes in assets and liabilities:
Accounts receivable	7,733	16,172	(20,996)
Inventories	1,383	(12,169)	(14,495)
Inventories-delivered systems	(758)	446	244
Prepaid expenses and other	1,114	(4,747)	(398)
Accounts payable, accrued and other liabilities	(12,567)	4,241	11,533
Deferred revenue	2,472	3,088	1,414
Income taxes payable	346	5,054	1,879
Net cash provided by operating activities	24,008	54,028	27,627
Cash flows from investing activities:
Escrow payment received related to Nanda acquisition	508	—	—
Purchase of Nanda's net assets, net of cash received	—	(23,912)	—
Sales of marketable securities	3,000	—	—
Maturities of marketable securities	8,336	—	—
Purchases of marketable securities	(58,647)	—	—
Purchases of property, plant and equipment	(4,990)	(2,755)	(3,096)
Proceeds from sale of property, plant and equipment	—	—	492
Net cash used in investing activities	(51,793)	(26,667)	(2,604)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(300)	(432)	(3,503)
Repayments of debt obligations	(2,210)	(2,571)	(2,999)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,913	7,186	5,784
Stock offering cost	—	—	(28)
Excess tax benefit from equity awards	910	3,915	801
Taxes paid on net issuance of stock awards	(618)	(126)	(299)
Repurchases of common stock	(8,504)	(4,257)	(2,097)
Net cash provided by (used in) financing activities	(6,809)	3,715	(2,341)
Effect of exchange rate changes on cash and cash equivalents	(190)	163	252
Net increase (decrease) in cash and cash equivalents	(34,784)	31,239	22,934
Cash and cash equivalents, beginning of period	97,699	66,460	43,526
Cash and cash equivalents, end of period	$62,915	$97,699	$66,460
Supplemental disclosure of cash flow information:
Cash paid for interest	$522	$757	$965
Cash paid for income taxes	$5,113	$11,149	$1,572
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies

Description of Business – Nanometrics Incorporated (“Nanometrics” or the “Company”) and its wholly owned subsidiaries design, manufacture, market, sell and support thin film, optical critical dimension and overlay dimension metrology and inspection systems used primarily in the manufacturing of semiconductors, solar photovoltaics (“solar PV”) and high-brightness LEDs (“HB-LED”), as well as by customers in the silicon wafer and data storage industries. Nanometrics' metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The Company’s optical critical dimension technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Nanometrics' inspection systems are used to find defects on patterned and unpatterned wafers at nearly every stage of the semiconductor production flow. The corporate headquarters of Nanometrics is located in Milpitas, California.

Basis of Presentation – The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, 2012 consisted of 52 weeks ending December 29, 2012 (fiscal year 2012), 2011 consisted of 52 weeks ending December 31, 2011 (fiscal year 2011), and 2010 consisted of 52 weeks ending January 1, 2011 (fiscal year 2010).

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition, the provision for doubtful accounts, the provision for excess, obsolete, or slow moving inventories, depreciation and amortization, valuation of intangible assets and long-lived assets, warranty accruals, income taxes, valuation of stock-based compensation, and contingencies.

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in
“Other income (expense)” in the consolidated statements of operations in the period incurred, and consist of a $0.3 million million loss, $0.3 million loss and $0.3 million income for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 respectively.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or it includes delivery of different types of services. The Company's tools, upgrades, and spare parts are delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on estimated fair value and that revenue is recognized upon completion of the installation. Billable services are billed on a time and materials basis and performed as requested by customers. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which terms can be up to twelve months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Cash, Cash Equivalents and Marketable Securities – The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. Marketable securities are classified as “available-for-sale” and are reported at fair value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company classifies its investments as current based on the nature of the investment and their availability for use in current operations. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.
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
Inventories – Inventories are stated at the lower of cost or market. The Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, the Company’s ability to meet changing customer requirements, competitive pressures in products and

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices, and the availability of key components from suppliers. The Company has established inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed of. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, the Company also considers the age of the inventory and potential cost to refurbish the inventory prior to sale. Demonstration inventory is amortized over its useful life and the amortization expense is included in total inventory write down on the statements of cash flows. When recorded, reserves are intended to reduce the carrying value of the Company’s inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional reserves may be required.
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
Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation is computed using the straight–line method over the following estimated useful lives of the assets:

Building and Improvements        5 - 40 years
Machinery and equipment            3 - 10 years
Furniture and fixtures            3 - 10 years

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets with finite lives are amortized over their respective useful lives on a straight-line basis and are also evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. Goodwill and indefinite lived assets are not amortized but tested annually for impairment. The Company’s impairment review process is completed during the fourth quarter of each year or whenever events or circumstances occur which indicate that an impairment may have occurred. In the fourth quarter of 2011, the Company adopted the accounting standard update for testing goodwill for impairment. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The first step requires a comparison of the fair value of Nanometrics’ reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. Amortization of intangible assets with finite lives is computed using the straight-line method over the following estimated useful lives of the assets:

Developed technology            5 -10 years
Customer relationships            2 -10 years
Brand name                5 -10 years
Patented technology            7 -10 years
Trademark                5 years
Long-Lived Assets – The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized. See Note 3 "Acquisition, Goodwill Impairment and Long-lived Asset Impairment".
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Other Comprehensive Income (Loss) – The composition of accumulated other comprehensive income (loss) is as follows:

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Loss on Investment	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2011	$2,201	$(129)	$—	$2,072
Current period change	(484)	(39)	—	(523)
Balance as of December 31, 2011	1,717	(168)	—	1,549
Current period change	(264)	(11)	(2)	(277)
Balance as of December 29, 2012	$1,453	$(179)	$(2)	$1,272
The items above, except for unrealized loss on investment, did not impact the Company’s income tax provision.
Product Warranties – The Company sells the majority of its products with a twelve months repair or replacement warranty from the date of acceptance which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide us in estimating the warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts in accordance with changes in these factors.
Guarantees – In addition to product warranties, from time to time, in the normal course of business, the Company indemnifies certain customers with whom it enters into a contractual relationship. The Company has agreed to hold the other party harmless against third party claims that its products, when used for their intended purpose(s), infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations as of December 29, 2012 and December 31, 2011.
Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of revenues.
Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $0.1 million in 2012, $0.2 million in 2011, and $0.2 million in 2010.
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
Net Income Per Share - Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. The Company had net income in fiscal year 2012, 2011, and 2010, therefore, the potential dilutive effect of stock options was considered to calculate the diluted income per share. In applying the treasury stock method, 0.9 million, 0.5 million and 0.7 million of stock option shares for fiscal years 2012, 2011, and 2010 respectively were excluded because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future.
Certain Significant Risks and Uncertainties – Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities, and accounts receivable. The Company's cash and cash equivalents are primarily invested in deposit accounts and money market accounts with large financial institutions. At times, these deposits and securities may exceed federally insured limits; however, the Company has not experienced any losses on such accounts. The Company invests its cash not required for use in operations in high credit quality securities based on the Company's investment policy. The Company's investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that the Company believes will provide liquidity while reducing risk of loss of capital. Investments are of a short-term nature and include investments in commercial paper, corporate debt securities, U.S. Treasury, U.S. Government, and U.S. Agency debt.
The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company's top five largest customers in 2012, 2011 and 2010 consisted of 74%, 67% and 61%, respectively, of its total net revenues. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows. Advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or sub-assemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.
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

Note 2. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements". The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.
In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)". This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.
In July 2012, the FASB issued ASU 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Note 3. Acquisition, Goodwill Impairment and Long-lived Asset Impairment

While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in the operating results in the period in which the adjustments were determined. In the twelve month period ended December 29, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to Real Time Metrology Inc. ("RTM") with a corresponding decrease of $0.4 million in goodwill and $0.2 million decrease in intangible assets. In the twelve month period ended December 29, 2012, the Company received $0.5 million in cash from the escrow and recorded a corresponding decrease of $0.5 million to goodwill.

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

Acquisition of Nanda Technologies GmbH in 2011

On November 21, 2011, the Company acquired 100% of the outstanding shares of Nanda Technologies GmbH (“Nanda”), a privately-held company with headquarters near Munich, Germany. The total purchase price consisted of approximately $24.6 million in net cash after an adjustment of $0.5 million that was formerly held in escrow and paid to the Company during the twelve month period December 29, 2012, and subject to certain post-closing adjustments associated with Nanda's working capital as of the acquisition date. As a result of the acquisition, the Company obtained a new technology and product line that enables the capture of full-wafer surface inspection images at high-volume production speeds. The transaction met the conditions of a business combination under ASC 805 and was accounted for under this guidance. The goodwill balance related to the acquisition of Nanda at December 29, 2012 was $11.4 million. In addition to the transactions above, the difference in the goodwill balance between at the time of acquisition and at December 29, 2012 was also due to foreign currency exchange rate fluctuations.
Recognized amounts of identifiable assets acquired and liabilities assumed:

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount
Cash and equivalents	$1,239
Account receivables	724
Inventories	1,440
Property, plant and equipment – machinery and equipment	616
Other assets	227
Developed technology (included in intangibles)	9,042
Customer relationships (included in intangibles)	1,040
In-process research and development (included in intangibles)	308
Liabilities	(1,603)
Total identifiable net assets	13,033
Goodwill	11,610
Total Purchase Consideration	$24,643

Inventories were measured at fair value as of the date of the acquisition. In estimating the fair value of finished goods and work-in-process inventory, the Company made assumptions about the selling price and selling costs associated with inventory.
With the acquisition, the Company recorded intangible assets of $9.0 million of developed technology, $1.0 million of customer relationships, and $0.3 million of in-process research and development. The developed technology represents Nanda's full wafer, high volume inspection technology and was valued by discounting the estimated future net cash flows of this technology to their net present value utilizing the income approach. The value of the developed technology will be amortized over its estimated useful life of five years. The value of the customer relationship asset was determined based on management's estimates of the costs that would have been incurred to replicate Nanda's existing customer relationships. Based on industry experience, management estimates the useful life of the customer relationship asset to be three years, and the value of this asset will be amortized over this period. The in-process research and development asset was valued by discounting the estimated future net cash flows of the asset to their net present value utilizing the income approach. During fiscal 2012, the $0.3 million of intangible assets related to in-process research and development as of December 31, 2011 was completed and incorporated in products sold during 2012 and the asset was reclassified to developed technology as of December 29, 2012.
The purchase price for this transaction exceeded the fair value allocated to tangible and identifiable intangible assets. The excess purchase price over the fair value of identifiable assets and liabilities of approximately $11.6 million was recorded as goodwill. The Company establishes reporting units based on its reporting structure. The acquisition of Nanda did not trigger any significant changes to the existing reporting structure of the Company. Therefore, the Company continues to operate as a single reporting unit.
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
The following table summarizes the identifiable intangible assets acquired as part of the acquisition, and adjustments to carrying value include foreign currency translation adjustments and adjustments to preliminary purchase price allocation during the year:

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net carrying value as of December 31, 2011	Adjustments to carrying value during 2012	Amortization expense during 2012	Net carrying amount as of December 29, 2012
Developed technology	$8,603	$279	$(1,752)	$7,130
Customer relationships	957	12	(330)	639
In-process research and development	316	(316)	—	—
Total identifiable intangible assets acquired	$9,876	$(25)	$(2,082)	$7,769

	Fair Value as of acquisition date, November 21, 2011	Adjustments to carrying value during 2011	Amortization expense during 2011	Net carrying amount as of December 31, 2011
Developed technology	$9,200	$(393)	$(204)	$8,603
Customer relationships	1,040	(45)	(38)	957
In-process research and development	330	(14)	—	316
Total identifiable intangible assets acquired	$10,570	$(452)	$(242)	$9,876

Prior to the acquisition, the Company had a pre-existing relationship with Nanda. In December 2010, the Company acquired certain patents from RTM under an asset purchase agreement. As part of the asset purchase, the Company assumed an existing license agreement between Nanda and RTM. Under the license agreement, Nanda is obligated to pay Nanometrics an annual royalty based on the number of tools sold with a minimum royalty payment. Under the asset purchase agreement with RTM, Nanometrics is required to remit to RTM 100% of the royalty payments received from Nanda for the first three years subsequent to the acquisition of the patents, and 50% of the royalty payments received subsequently until March 2018. In 2012, the amount of minimum royalty payments received by Nanometrics and remitted to RTM was immaterial.
As a result of the acquisition of Nanda in November 2011, a contingent liability of $0.6 million has been recognized for the estimated royalty payments due to the existing license agreement between Nanda and RTM that Nanometrics assumed. The fair value of the contingent liability was estimated based on the projected system sales and the related estimated royalty obligations. The contingent liability was reduced to zero in the first quarter of 2012 and was zero as of December 29, 2012.
The unaudited pro forma financial information in the table below summarizes the combined results of operations for Nanometrics and Nanda as though the acquisition of Nanda occurred as of the beginning of fiscal 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including additional amortization charges of $2.4 million and $2.6 million in fiscal 2011 and 2010 respectively relating to acquired intangible assets. Additional adjustments were made to account for additional stock-based compensation charges for restricted stock units awarded of $0.8 million and $1.9 million in fiscal 2011 and 2010 respectively, and there were no related tax effects in fiscal 2011 and fiscal 2010 of the pro forma adjustments. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved had Nanda been combined with the Company as of the beginning of fiscal 2010.
The unaudited pro forma financial information combines the historical results of Nanometrics for fiscal year 2011 and 2010, the historical results of Nanda for the twelve months ended December 31, 2011 and December 31, 2010, respectively, and the effects of the pro forma adjustments described above.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended
(In thousands, except per share amounts)	December 31, 2011	January 1, 2011
Total revenues	$232,418	$188,685
Net income	24,939	45,544
Net income per share:
Basic	1.10	2.08
Diluted	1.06	1.98
There were no business acquisitions made by the Company during fiscal year 2012 and 2010.

Goodwill Impairment and Long-lived Asset Impairment

The Company’s impairment review process is completed during the fourth quarter of each year or whenever events or circumstances occur that indicate that an impairment may have occurred. The accounting standard update described above provides the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is necessary. Otherwise, no further testing is necessary.

The Company completed its annual goodwill impairment assessment during the fourth quarter of 2012 by first performing a qualitative assessment. As part of this assessment, the Company considered the trading value of the Company's stock, the industry trends, and the Company's sales forecast and products plans. The Company concluded that it was more likely than not that the fair value was more than the carrying values of the Company's reporting unit and therefore did not proceed to the Step 1 of the goodwill impairment test.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at December 29, 2012. The Company did not record any impairment charges in the fiscal year 2012.

There was zero goodwill as of January 1, 2011. During the fiscal year 2010, the Company recorded $0.5 million of impairment related to certain software implementation projects that were abandoned.

Note 4. Fair Value Measurements and Disclosures
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands):

	December 29, 2012				December 31, 2011
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$60,315	$—	$—	$60,315	$97,699	$—	$—	$97,699
Commercial paper and corporate debt securities	—	2,600	—	2,600	—	—	—	—
Cash and Cash Equivalents	60,315	2,600	—	62,915	97,699	—	—	97,699

Marketable Securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	24,127	—	—	24,127	—	—	—	—
Commercial paper and corporate debt securities	—	22,866	—	22,866	—	—	—	—
Total	24,127	22,866	—	46,993	—	—	—	—

Total assets:	$84,442	$25,466	$—	$109,908	$97,699	$—	$—	$97,699

Liabilities:
Contingent consideration payable	$—	$—	$2,462	$2,462	$—	$—	$3,194	$3,194

Changes in Level 3 liabilities
Fair value at January 1, 2011	$2,652
Payments made to Zygo Corporation	(432)
Addition: Fair value of royalty payment to RTM related to acquisition of Nanda	586
Change in fair value related to foreign currency exchange rate	(25)
Change in fair value included in earnings, Zygo	413
Fair value at December 31, 2011	3,194
Payments made to Zygo Corporation	(300)
Change in fair value included in earnings, Zygo	129
Adjustment to the purchase price allocation of royalty payments to RTM related to acquisition of Nanda Technologies GmbH	(561)
Fair Value at December 29, 2012	$2,462
As of December 29, 2012, the Company had liabilities of $ 2.5 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which are measured at fair value on a recurring basis, and changes in fair value are recorded in other income or expenses. Of the $2.5 million of Zygo liability at December 29, 2012, $0.7 million was a current liability and

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.8 million was a long-term liability. The fair values of these liabilities were determined using level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, timing and amount of cash flows. In the twelve month period ended December 29, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. See Note 4 for a summary of the acquisition and goodwill impairment analysis.
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
Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short term assets. All marketable securities as of December 29, 2012, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, are recorded in accumulated other comprehensive income (loss) within stockholder's equity.
The gross unrealized gains and gross unrealized losses for the year ended December 29, 2012 were insignificant and no marketable securities had other than temporary losses as of December 29, 2012. All marketable securities as of December 29, 2012 had maturity dates of less than two years and none were invested in foreign entities.
The fair values of the marketable securities that are classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exist. The fair value of marketable securities that are classified as Level 2 in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data or quoted market prices for similar instruments. The fair value of the acquisition related liabilities were determined using level 3 inputs as described above.

Refer to Note 11 "Line of Credit and Debt Obligations" for the carrying value and fair value of the Company's debt obligations.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.23% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $6.7 million and $19.6 million of receivables, respectively, during the fiscal years ended December 29, 2012 and December 31, 2011. There were no material gains or losses on the sale of such receivables. There were zero amounts due from such third party financial institutions at December 29, 2012 and December 31, 2011.

Note 6. Inventories
Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At
	December 29, 2012	December 31, 2011
Raw materials and sub-assemblies	$22,477	$24,963
Work in process	5,812	11,143
Finished goods	11,370	16,154
Inventories	39,659	52,260
Inventories-delivered systems	2,274	1,637
Total inventories	$41,933	$53,897
The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

Note 7. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	At
	December 29, 2012	December 31, 2011
Land	$15,573	$15,570
Building and improvements	19,231	19,191
Machinery and equipment	21,523	14,693
Furniture and fixtures	2,228	2,285
Capital in progress	4,377	516
Total property, plant and equipment, gross	62,932	52,255
Accumulated depreciation	(19,719)	(16,734)
Total property, plant and equipment, net	$43,213	$35,521
Total depreciation expense for the years ended December 29, 2012, December 31, 2011 and January 1, 2010 was $4.8 million, $3.3 million, and $2.8 million respectively.

Note 8. Intangible Assets
In November 2011, the Company acquired 100% of the outstanding shares of Nanda.  In accounting for the transaction, the Company recorded $10.6 million of specifically identified intangible assets. See Note 3 - "Acquisition, Goodwill Impairment and Long-lived Asset Impairment."
On December 9, 2010, the Company purchased three patents from RTM. The Company paid RTM $0.4 million cash for these patents. The Company also incurred approximately $0.1 million of legal expenses, which were capitalized and included with the cost of the patents acquired. The primary patent expires on March 31, 2018. The Company is amortizing the patents on a straight line basis over a period of 7 years and 3 months (from January 2011 through March 2018).
Intangible assets with an indefinite life are evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired.
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 29, 2012 and December 31, 2011 consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Adjusted cost as of December 29, 2012	Accumulated amortization as of December 29, 2012	Net carrying amount as of December 29, 2012
Developed technology	$17,700	$(8,277)	$9,423
Customer relationships	9,538	(8,643)	895
Brand names	1,927	(1,599)	328
Patented technology	2,252	(1,922)	330
Trademark	80	(76)	4
Total	$31,497	$(20,517)	$10,980

	Adjusted cost as of December 31, 2011	Accumulated amortization as of December 31, 2011	Net carrying amount as of December 31, 2011
Developed technology	$17,489	$(5,600)	$11,889
Customer relationships	9,517	(8,164)	1,353
Brand names	1,927	(1,499)	428
Patented technology	2,252	(1,856)	396
In-process research and development	316	—	316
Trademark	80	(68)	12
Total	$31,581	$(17,187)	$14,394
The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. During fiscal 2012, the $0.3 million of intangible assets related to in-process research and development as of December 31, 2011 was completed and incorporated in products sold during 2012 and the asset was reclassified to developed technology as of December 29, 2012.
Total amortization expense for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $3.3 million, $1.7 million, and $1.5 million respectively.
In the three month period ended March 31, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. There was no other adjustment to intangible assets recorded during the year ended December 29, 2012. See Note 3 for a summary of the acquisition and goodwill impairment analysis.
The estimated future amortization expense as of December 29, 2012 is as follows (in thousands):

Fiscal Years	Amounts
2013	$3,315
2014	3,024
2015	2,330
2016	1,878
2017	227
Thereafter	206
Total amortization	$10,980

Note 9. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At
	December 29, 2012	December 31, 2011
Accrued warranty	$4,203	$4,797
Accrued professional services	584	1,497
Customer deposits	27	4,912
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	649	679
Legal settlement	—	2,500
Other	2,359	2,324
Total other current liabilities	$7,822	$16,709

Note 10. Warranties
Product Warranty – The Company sells the majority of its products with a twelve months repair or replacement warranty from the date of acceptance. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs were to differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors. Components of the warranty accrual, which were included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011
Balance as of beginning of period	$4,797	$3,129
Accruals for warranties issued during period	4,156	4,747
Aggregate changes in liabilities related to preexisting warranties	2,403	4,194
Settlements during the period	(7,153)	(7,273)
Balance as of end of period	$4,203	$4,797

Note 11. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	At
	December 29, 2012	December 31, 2011
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	5,302	7,452
Total debt obligations	5,302	7,452
Current portion of debt obligations	(928)	(765)
Long-term debt obligations	$4,374	$6,687

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 23, 2012, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.0% per annum.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.0% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20 million. The borrowing base available as of December 29, 2012 was $13.5 million. As of December 29, 2012, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of December 29, 2012. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.
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
According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. In July 2011, the Company prepaid $1.95 million, representing 20% of the outstanding balance. In July 2012, the Company prepaid $1.4 million, representing 20% of the outstanding balance. At December 29, 2012, future annual maturities of all debt obligations were as follows (in thousands):

Fiscal years	Amount
2013	$928
2014	998
2015	1,073
2016	1,153
2017	1,150
Thereafter	—
Total loan amount	$5,302

The Company estimates the fair value of its debt based on discounted cash flows with inputs that are observable in the market or that could be derived from, or corroborated with observable market data (referred to as Level 2), including interest rates based on yield curves of similar debt issued by parties with credit ratings similar to the Company. The estimated fair value of the debt as of December 29, 2012 and December 31, 2011 was $5.7 million and $8.3 million, respectively.

Note 12. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that Nanometrics’ products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of December 29, 2012 and December 31, 2011.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company maintains certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply availability for key components. The Company's liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. The Company leases facilities and certain equipment under non-cancelable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2012, 2011 and 2010, was approximately $2.2 million, $1.8 million and $1.4 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

Operating Leases
2013	$1,610
2014	963
2015	384
2016	354
2017	285
Thereafter	54
Total	$3,650

Note 13. Net Income Per Share

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

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Weighted average common shares outstanding used in basic net income per share calculation	23,358	22,743	21,855
Potential dilutive common stock equivalents, using treasury stock method	487	737	1,143
Shares used in diluted net income per share computation	23,845	23,480	22,998
For the years ended December 29, 2012, December 31, 2011, and January 1, 2011. the Company had securities outstanding which could potentially dilute basic earnings per share in the future. For the years ended December 29, 2012, December 31, 2011, and January 1, 2011 weighted average common share equivalents consisting of stock options included in the calculation of diluted net income per share were 0.5 million, 0.7 million and 1.1 million respectively. However, these potential dilutive common stock equivalents would be anti-dilutive and excluded from the calculation of net loss per share, if a net loss was to be incurred in the future.

Note 14. Stockholders’ Equity
Preferred and Common Stock

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The authorized capital stock of Nanometrics consists of 47,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share.

Stock Repurchase
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

On November 29, 2010, the Company's Board of Directors approved a program to repurchase up to $10.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the fiscal year 2010, the Company repurchased and retired 65,000 shares of the Company's common stock under this program at a weighted average price of $11.96 per share. During the fiscal year 2011, the Company repurchased and retired a total of 265,040 shares of the Company's common stock under this program at a weighted average price of $16.06 per share. During the fiscal year 2012, the Company repurchased and retired a total of 337,366 shares of the Company's common stock under this program at a weighted average price of $14.70 per share. As of June 30, 2012, the Company had repurchased and retired 667,406 shares of the Company's common stock at a weighted average price of $14.97 per share under the plan, and the entire $10.0 million approved by the Board on November 29, 2010 for the repurchase of shares of the Company's common stock had been used for this purpose.

On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, the Company repurchased and retired 250,400 shares the Company's common stock at the weighted average price of $14.15 per share during fiscal 2012. As of December 29, 2012, there remained $16.5 million available for the future repurchase of shares of common stock.

During the fiscal year of 2012, the Company repurchased and retired a total of 587,766 shares of the Company's common stock at a weighted average price of $14.47 per share under the approved programs above.

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

See Note 15 below for information on option activity in 2012.
Employee Stock Purchase Plan
Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. At the end of the fiscal year ended December 29, 2012, Nanometrics had 0.7 million shares remaining for issuance under the ESPP. Shares

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased under the ESPP were 65,355 shares, 112,491 shares and 56,326 shares in 2012, 2011 and 2010 at a weighted average price of $15.36, $12.92 and $8.88, respectively.

Note 15. Stock-Based Compensation
The Company measured and recognized compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan (collectively “Employee Stock Purchases”) based on estimated fair values. The fair value of share-based payment awards is estimated on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 is based on awards expected to vest, it has been reduced for estimated forfeitures. ASC 740 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated forfeiture rate in 2012, 2011 and 2010 of 7.6%, 6.3%, and 8.6%, respectively, was based on historical forfeiture experience, which the Company believes is the best available information to estimate the future forfeiture rate. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are required to be classified as financing cash flows. The Company recognized $0.9 million, $3.9 million and $0.8 million of excess tax benefit in fiscal years 2012, 2011 and 2010, respectively.
Valuation and Expense Information
The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise. The expected term of options granted was calculated using the simplified method allowed by the SAB 107. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of Nanometrics' stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.
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

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Stock Options:
Expected life	4.5 years	4.5 years	4.5 years
Volatility	77.3%	77.0%	74.2%
Risk free interest rate	0.80%	1.82%	2.04%
Dividends	—	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Volatility	45.5%	73.4%	80.3%
Risk free interest rate	0.12%	0.19%	0.20%
Dividends	—	—	—

Stock Options and Restricted Stock Units ("RSUs")

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to December 2008, the majority of options granted by the Compensation Committee vested at a rate of 33 1/3 percent over the first three years of the seven-year option term on each of the first, second and third anniversary of such grants. Starting in December 2008, the majority of the options granted to employees employed for less than one year vest one-third (  1/3rd ) of the shares subject to the option on the first anniversary of the grant date, and vest one thirty sixth ( 1/36th ) each month for the following two years, for a total three year vesting period with a seven-year option term. Starting in November 2008, the majority of the options granted for employees employed for more than one year vest one thirty-sixth ( 1/36th ) of the shares subject to the options in equal monthly installments starting on the monthly anniversary of the date of grant with a seven-year option term. On February 22, 2010, the Compensation Committee reviewed best practice with regard to stock option vesting and made the following changes; existing employees generally receive vesting terms of monthly ratable vesting for a total period of four years. New employees, in general, receive vesting terms that are equivalent to 25% vesting on the one year anniversary of the grant with monthly vesting thereafter for a total of four years. All other terms remain the same. Grant of each Restricted Stock Unit (“RSU”) counts against our available for grant pool at a ratio of 2:1 against the 2005 Equity Incentive Plan as depicted below under “RSUs granted”. The number of RSUs granted during the fiscal year 2012 was 51,777 which counted as 103,554 against the stock option plan. Each RSU represents an amount equal to the fair value of one share of the Company's common stock.
A summary of activity under the Company’s stock option plans including options and RSUs during fiscal year 2012, and shares available for grant at December 29, 2012 is as follows:

Shares Available for Grant (Options and RSUs)
Options and RSUs
Shares available for grant at December 31, 2011	1,391,930
Options granted	(281,085)
Options cancelled	139,376
RSUs granted	(103,554)
RSUs canceled	—
Plan shares expired	(53,102)
Shares available for grant at December 29, 2012	1,093,565

Options

The weighted average fair value per share of the stock options awarded in fiscal years 2012, 2011, and 2010 is $10.00, $9.98, and $6.42, respectively. A summary of activity of stock options in 2012 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2011	2,348,162	$10.53	4.86	—
Exercised	(469,552)	6.52	—	—
Granted	281,085	16.74	—	—
Cancelled	(139,376)	15.07	—	—
Outstanding at December 29, 2012	2,020,319	$12.01	4.44	$6,770
Exercisable at December 29, 2012	1,223,456	$10.11	3.81	$5,931
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.32 as of December 29, 2012 which would have been received by the option holders had all option

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holders exercised their options as of that date. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $4.9 million, $11.6 million, and $6.2 million, respectively. The fair value of options vested during 2012, 2011 and 2010 was $3.6 million, $2.9 million, and $2.8 million, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of December 29, 2012.

Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.93-$2.71	212,592	2.75	$1.35	212,592	$1.35
$5.25-$7.50	229,259	3.48	$7.13	229,259	$7.13
$7.78-$10.21	152,130	2.81	$9.26	121,151	$9.18
$10.46-$10.46	206,280	4.30	$10.46	106,756	$10.46
$10.83-$11.37	212,518	4.79	$11.30	123,872	$11.25
$11.63-$15.21	205,997	5.04	$13.74	87,966	$13.12
$15.31-$16.16	213,464	4.52	$15.85	141,573	$15.92
$16.41-$16.59	26,400	5.46	$16.52	10,077	$16.52
$16.70-$16.70	351,079	5.22	$16.70	145,755	$16.70
$17.23-$19.84	210,600	6.01	$18.35	44,455	$18.53
$0.93-$19.84	2,020,319	4.44	$12.01	1,223,456	$10.11

As of December 29, 2012 the total unrecognized compensation costs related to unvested stock options was $6.0 million which is expected to be recognized as an expense over a weighted average remaining amortization period of 2.30 years.

In August 2011, the Company added an additional 2.0 million shares of common stock to the Company's 2005 Equity Incentive Plan available for grant.

Restricted Stock Units ("RSUs")
Each RSU counts against our “2005 Equity Incentive Plan” at a ratio of two shares for each unit granted but represents an amount equal to the fair value of one share of the Company's common stock. The Company granted 51,777 and 315,472 RSUs during the years ended December 29, 2012 and December 31, 2011, respectively, to key employees with vesting periods spanning from one to three years. The Company granted 286,180 RSUs on November 21, 2011 as part of employment agreements with personnel hired by the Company subsequent to the acquisition of Nanda. The RSU's granted to these newly hired employees generally vest as follows: 10% on date of grant; the remaining vest one-third per year over each of the three years from date of grant, to the extent the participant continues to be employed at Nanometrics.
A summary of activity for RSUs is as follows:

RSU	Number of RSU	Weighted Average Fair Value as of December 29, 2012
Outstanding RSU as of December 31, 2011	300,058	$15.30
Granted	51,777	17.79
Released	(116,673)	14.88
Cancelled	—	—
Outstanding RSU as of December 29, 2012	235,162	$16.32

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 29, 2012 the total unrecognized compensation costs related to RSU's was $3.0 million which is expected to be recognized as an expense over a weighted average remaining amortization period of 1.84 years.

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Cost of products	$164	$176	$126
Cost of service	230	218	206
Research and development	1,220	984	514
Selling	1,791	1,366	596
General and administrative	2,485	1,729	1,508
Total stock-based compensation expense related to employee stock options and employee stock purchases	$5,890	$4,473	$2,950

Note 16. Defined Benefit Pension Plan
Nanometrics sponsors a statutory government mandated defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. The fair value of plan assets was $0.2 million for fiscal year ended 2012, and $0.1 million for each of the fiscal years ended 2011 and 2010 respectively; and the net funding deficiency of the Benefit Plan was $0.3 million, $0.2 million and $0.3 million for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Based on the nature and limited extent of the pension plan, we have determined this pension plan is not material for separate disclosure.

Note 17. Income Taxes

Income Tax Assets and Liabilities - The Company accounts for income taxes whereby that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets are reduced by a valuation allowance to the extent that management cannot conclude that it is more likely than not that a portion of the deferred tax asset will be realized in the future. The Company evaluates the deferred tax assets on a continuous basis throughout the year to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. The income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in the valuation allowance.
Income before provision for income taxes consists of the following (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Domestic	$1,887	$41,773	$37,640
Foreign	2,732	2,811	3,049
Income (loss) before income taxes	$4,619	$44,584	$40,689
The provision (benefit) for income taxes consists of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal	$(2,403)	$11,059	$2,031
State	(492)	1,048	659
Foreign	270	354	55
Total current	(2,625)	12,461	2,745
Deferred:
Federal	1,753	2,366	(14,266)
State	379	(158)	(459)
Foreign	647	1,230	(3,279)
Total deferred	2,779	3,438	(18,004)
Provision (benefit) for income taxes	$154	$15,899	$(15,259)
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	At
	December 29, 2012	December 31, 2011
Deferred tax assets:
Reserves and accruals	$7,682	$12,441
Deferred revenue	1,714	1,308
Shared based compensation	3,129	2,242
Tax credit carry-forwards	1,510	999
Net operating losses	10,830	10,133
Depreciation & amortization	3,273	2,957
Other	945	967
Total deferred tax assets	29,083	31,047
Less: Valuation allowance	(10,229)	(8,142)
Total deferred tax assets net of valuation allowance	18,854	22,905
Deferred tax liabilities:
Depreciation & amortization	(5,797)	(6,229)
Other	(793)	(1,406)
Total deferred tax liabilities	(6,590)	(7,635)
Net deferred tax assets	$12,264	$15,270
As of December 29, 2012, the Company had net operating loss carryforwards of $27.3 million in California and $37.2 million in foreign countries, which begin to expire in 2016 and 2013 respectively. A total of $1.8 million of the California net operating loss carryforward and $1.7 million of the foreign net operating loss carryforwards are related to excess tax benefits as a result of stock option exercises and therefore will be recorded in additional paid-in capital in the period that they become realized. During the year ended December 29, 2012, the Company realized excess benefits as a result of stock option exercises in the amount of $0.9 million, which was appropriately recorded to additional paid-in-capital.
As of December 29, 2012, the Company had available for carryforward state research and experimental tax credits and other credits of $3.7 million. State research and experimental tax credits carryforward indefinitely. A total of $0.2 million of the state research and experimental tax credits are related to excess tax benefits as a result of stock option exercises and therefore will be recorded to additional paid-in-capital in the period that they become realized.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 29, 2012 December 31, 2011 the valuation allowance increased by $2.1 million and $1.1 million, respectively. The valuation allowance increase in 2012 is primarily related to foreign losses without benefit.
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
Differences between income taxes computed by applying the statutory federal income tax rate to income before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Income taxes computed at U.S. statutory rate	$1,616	$15,604	$14,241
State income taxes	(116)	636	1,766
Foreign tax rate differential	(275)	907	(3,512)
Change in valuation allowance	—	17	(28,825)
Domestic production activities deduction	(17)	(1,033)	(404)
Tax credits	—	(601)	(869)
Benefit of tax elections	(1,309)	—	—
Liabilities for uncertain tax positions	66	153	1,793
Other, net	189	216	551
Provision (benefit) for income taxes	$154	$15,899	$(15,259)
As of December 29, 2012, approximately $1.4 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (ATRA). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The Company estimates the benefit that it will receive relating to 2012 as a result of the credit extension will be approximately $0.5 million. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.
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
The accounting for uncertainty in income taxes recognized in an enterprise's financial statements prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and the derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Unrecognized tax benefits-beginning of the period	$3,599	$3,370	$1,032
Foreign currency movements	—	—	(15)
Gross increases-tax positions in prior period	—	154	1,971
Gross decreases-tax positions in prior period	(183)	—	—
Gross increases-current-period tax positions	265	622	530
Lapse of statute of limitations	(217)	(547)	(148)
Unrecognized tax benefits - end of the period	$3,464	$3,599	$3,370
The unrecognized tax benefits at December 29, 2012 were $3.5 million, of which $2.9 million would impact the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest are not material as of December 29, 2012, December 31, 2011, and January 1, 2011. The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.
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

Note 18. Segment, Geographic, Product and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension and overlay dimension metrology systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. For the years ended December 29, 2012, December 31, 2011, and January 1, 2011, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following table summarizes total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Total net revenues:
United States	$44,811	$50,447	$65,099
Japan	16,832	34,806	19,776
South Korea	79,555	87,533	54,156
Other	41,683	57,275	49,034
Total net revenues	$182,881	$230,061	$188,065

 * Net revenues are attributed to countries based on the customer's deployment and service locations of systems.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived tangible assets:	December 29, 2012	December 31, 2011
United States	$40,600	$33,127
Japan	148	159
South Korea	520	503
All Other	1,945	1,732
Total long-lived tangible assets	$43,213	$35,521

The Company’s product lines differ primarily based on the environment in which the systems will be used. Automated systems are used primarily in high-volume production environments. Materials characterization products are primarily used to measure the composition, band gap, structure, and other physical and electrical properties of semiconducting materials for discrete electronic industry, high brightness LED and solar/photovoltaic structures in both development and high volume environments. Integrated systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Revenues by product type were as follows (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Automated Systems	$119,451	$139,261	$110,955
Integrated Systems	12,379	25,413	17,437
Materials Characterization Systems	11,997	30,100	26,156
Total product revenues	$143,827	$194,774	$154,548

The following customers accounted for 10% or more of total accounts receivable:

	At
	December 29, 2012	December 31, 2011	January 1, 2011
Samsung Electronics Co. Ltd.	***	41.1%	19.2%
Intel Corporation	12.3%	***	***
Taiwan Semiconductor Manufacturing Company Limited	17.3%	***	***

*** The customer accounted for less than 10% of total accounts receivable as of that period end.

The following customers accounted for 10% or more of total revenue:

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Samsung Electronics Co. Ltd.	27.8%	30.0%	23.0%
SK Hynix	16.5%	11.4%	12.8%
Intel Corporation	22.3%	16.9%	16.4%

SUPPLEMENTAL FINANCIAL INFORMATION
Selected Quarterly Financial Results (Unaudited)
The following table sets forth selected consolidated quarterly results of operations for the years ended December 29, 2012, and December 31, 2011 (in thousands, except per share amounts):

	Quarters Ended
	Dec. 29, 2012 (1)	Sep. 29, 2012	Jun. 30, 2012	Mar. 31, 2012
Total net revenues	$30,270	$43,938	$53,181	$55,492
Gross profit	11,951	22,152	24,759	25,066
Income (loss) from operations	(6,538)	3,614	4,296	4,106
Net income (loss)	(3,647)	1,903	4,506	1,703
Net income (loss) per share:
Basic	$(0.16)	$0.08	$0.19	$0.07
Diluted	$(0.16)	$0.08	$0.19	$0.07
Shares used in per share computations:
Basic	23,408	23,310	23,395	23,349
Diluted	23,408	23,760	23,877	23,981

	Quarters Ended
	Dec. 31, 2011	Oct. 1, 2011	Jul. 2, 2011	Apr. 2, 2011
Total net revenues	$45,277	$58,269	$64,372	$62,143
Gross profit	21,120	30,799	36,104	35,155
Income (loss) from operations	(528)	11,746	17,485	17,063
Net income (loss)	(531)	7,619	11,087	10,510
Net income (loss) per share:
Basic	$(0.02)	$0.33	$0.49	$0.47
Diluted	$(0.02)	$0.32	$0.47	$0.45
Shares used in per share computations:
Basic	23,074	22,875	22,709	22,568
Diluted	23,074	23,526	23,442	23,397

(1) Includes a pretax out of period charge to cost of goods sold of $0.3 million. Management believes that the impact on the December 2012 quarter, and all prior periods is not material.

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
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.
Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of December 29, 2012.
The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 29, 2012, specifically:

•
Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, is set forth under Proposal 1 entitled “Election of Directors” and under “Corporate Governance.”

•	Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the caption “Corporate Governance.”

•	Information on our code of business conduct and ethics for directors, officers and employees is set forth under the caption “Code of Ethics” under “Corporate Governance.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

•
Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Nominating and Governance Committee” under “Board of Directors Meetings and Committees” under “Corporate Governance.”

Information regarding our executive officers is set forth at the end of Item 1, Part 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant."

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of our named executive officers is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.
Information regarding compensation of our directors is set forth under the caption "Compensation of Directors" in the Proxy Statement, which information is incorporated herein by reference.
Information relating to compensation policies and practices as they relate to risk management is set forth in the section entitled “The Board's Role in Risk Oversight” under the caption “Corporate Governance” in the Proxy Statement,
Information regarding compensation committee interlocks is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.
The Compensation Committee Report is set forth under the caption "Compensation Committee Report" in the Proxy Statement, which report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 29, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,977,817	$10.06	1,093,565
Equity compensation plans not approved by security holders(1)	277,664	$15.74	—
Total	2,255,481	$10.76	1,093,565

(1)	The material features of the 2002 Non-statutory Stock Plan, which was adopted without the approval of security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under the caption "Related Person Transaction Policy" in the Proxy Statement, which information is incorporated herein by reference.
Information regarding director independence is set forth under the caption “Board of Directors Meetings and Committees” under “Corporate Governance” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under the proposal entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Consolidated Financial Statements.
See Index to Consolidated Financial Statements in Item 8 on page 38 of this Annual Report on Form 10-K.

(2)	Consolidated Financial Statement Schedule.
The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II – Valuation and Qualifying Accounts as of and for the years ended December 29, 2012, December 31, 2011, and January 1, 2011	79
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.
See Exhibit Index beginning on page 75 of this Annual Report on Form 10-K which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 8, 2013

NANOMETRICS INCORPORATED
By:	/S/ TIMOTHY J. STULTZ
Timothy J. Stultz President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY J. STULTZ	President, Chief Executive Officer and Director	March 8, 2013
Timothy J. Stultz	(Principal Executive Officer)

/S/ RONALD W. KISLING	Chief Financial Officer	March 8, 2013
Ronald W. Kisling	(Principal Financial Officer and Principal Accounting Officer)

/S/ BRUCE C. RHINE	Chairman of the Board of Directors	March 8, 2013
Bruce C. Rhine

/S/ HOWARD A. BAIN III	Director	March 8, 2013
Howard A. Bain III

/S/ J. THOMAS BENTLEY	Director	March 8, 2013
J. Thomas Bentley

/S/ EDWARD J. BROWN JR.	Director	March 8, 2013
Edward J. Brown Jr.

/S/ NORMAN COATES	Director	March 8, 2013
Norman Coates

/S/ STEPHEN G. NEWBERRY	Director	March 8, 2013
Stephen G. Newberry

/S/ WILLIAM G. OLDHAM	Director	March 8, 2013
William G. Oldham

/S/ STEPHEN J. SMITH	Director	March 8, 2013
Stephen J. Smith

EXHIBIT INDEX
 EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1 (3)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1 (4)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2 (5)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.3 (6)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.4 (7)	Registrant’s 2002 Non-statutory Stock Option Plan and form of Stock Option Agreement

10.5 (8)	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.6 (9)	Form of Subscription Agreement Under the Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.7 (21)	Registrant’s Amended and Restated 2005 Equity Incentive Plan

10.8 (6)	Registrant’s Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements

10.9 (10)	2011 Executive Performance Bonus Plan

10.10 (11)	Form of Offer Letter to Timothy J. Stultz

10.11 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Timothy J. Stultz, dated February 23, 2010

10.12 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Bruce A. Crawford, dated February 23, 2010

10.13 (13)	Employment Agreement between Registrant and Ronald W. Kisling, dated February 28, 2011

10.14 (14)	Employment Agreement between Registrant and Nancy E. Egan, dated October 31, 2011

All Other Material Contracts

10.15 (7)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies, Nanometrics, Inc. and Nanometrics IVS Division, Inc.

10.16 (15)	First Amendment to the Loan and Security Agreement dated September 14, 2007

10.17 (15)	Second Amendment to the Loan and Security Agreement dated May 11, 2009, with an effective date of April 29, 2009

10.18 (16)	Third Amendment to the Loan and Security Agreement dated June 15, 2009

10.19 (17)	Fourth Amendment to the Loan and Security Agreement dated April 13, 2010

10.20 (18)	Security Agreement, Balloon Promissory Note, and Deed of Trust by and between GE Commercial Finance Business Property Corporation and the Registrant, each dated July 25, 2008

10.21 (16)	Asset Transfer Agreement by and between Zygo Corporation and the Registrant, dated June 17, 2009

10.22 (16)	Supply Agreement by and between Zygo Corporation and the Registrant dated June 17, 2009

10.23 (20)	Fifth Amendment to the Loan and Security Agreement dated April 23, 2012

10.24*	Executive Performance Bonus Plan

14	Code of Ethics

14.1 (19)	Registrant’s Code of Business Conduct and Ethics

21	Subsidiaries

21.1*	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1*	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Ronald W. Kisling, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1*
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Ronald W. Kisling, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (File
No. 000-13470) filed October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (File
No. 000-13470) filed April 12, 2012.

(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q (File
No. 000-13470) filed November 9, 2006.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File
No. 000-13470) filed February 20, 2013.

(5)	Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000.

(6)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File
No. 000-13470) filed March 13, 2008.

(7)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File
No. 000-13470) filed May 10, 2007.

(8)	Incorporated by reference to Appendix 1 filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed April 21, 2009.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 (File No.333-108474) filed on September 3, 2003.

(10)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 11, 2011.

(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed August 8, 2007.

(12)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 26, 2010.

(13)	Incorporated by reference to Exhibits 10.20 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed March 14, 2011.

(14)	Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed March 14, 2012.

(15)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed May 12, 2009.

(16)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed August 11, 2009.

(17)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed April 19, 2010.

(18)	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed November 6, 2008.

(19)	Incorporated by reference to Exhibit 14 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed April 1, 2004.

(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed May 9, 2012.

(21)	Incorporated by reference to Appendix 1 filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed April 13, 2011.

*    Filed herewith.
**    Furnished herewith.

SCHEDULE II
NANOMETRICS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 29, 2012	$117	$(3)	$(32)	$82
December 31, 2011	$63	$81	$(27)	$117
January 1, 2011	$241	$(131)	$47	$63
Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 29, 2012	$8,142	$2,087	$—	$10,229
December 31, 2011	$7,002	$1,140	$—	$8,142
January 1, 2011	$39,145	$(32,143)	$—	$7,002