Form 10-Q
period 2013-03-30
NANOMETRICS INC
filed 2013-05-07
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒
As of May 1, 2013 there were 23,112,394 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,345	$62,915
Marketable securities	47,939	46,993
Accounts receivable, net of allowances of $90 and $82, respectively	19,747	21,388
Inventories	43,545	39,659
Inventories-delivered systems	1,524	2,274
Prepaid expenses and other	7,141	7,492
Deferred income tax assets	12,555	8,593
Total current assets	179,796	189,314
Property, plant and equipment, net	42,938	43,213
Goodwill	11,041	11,352
Intangible assets, net	9,938	10,980
Deferred income tax assets	3,591	3,671
Other assets	829	924
Total assets	$248,133	$259,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,362	$6,398
Accrued payroll and related expenses	5,926	6,670
Deferred revenue	8,221	8,485
Other current liabilities	8,385	7,822
Income taxes payable	274	424
Current portion of debt obligations	945	928
Total current liabilities	30,113	30,727
Deferred revenue	3,746	4,307
Income taxes payable	2,280	2,135
Other long-term liabilities	2,011	2,140
Debt obligations	4,131	4,374
Total liabilities	42,281	43,683
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 23,095,612 and 23,250,429, respectively, issued and outstanding	23	23
Additional paid-in capital	235,928	238,326
Accumulated deficit	(29,432)	(23,850)
Accumulated other comprehensive income	(667)	1,272
Total stockholders’ equity	205,852	215,771
Total liabilities and stockholders’ equity	$248,133	$259,454
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net revenues:
Products	$13,079	$47,858
Service	11,473	7,634
Total net revenues	24,552	55,492
Costs of net revenues:
Cost of products	7,960	24,819
Cost of service	5,448	4,970
Amortization of intangible assets	658	637
Total costs of net revenues	14,066	30,426
Gross profit	10,486	25,066
Operating expenses:
Research and development	7,447	7,476
Selling	6,932	7,211
General and administrative	5,512	6,081
Amortization of intangible assets	198	192
Total operating expenses	20,089	20,960
Income (loss) from operations	(9,603)	4,106
Other income (expense)
Interest income	25	52
Interest expense	(226)	(269)
Other, net	40	(175)
Total other expense, net	(161)	(392)
Income (loss) before income taxes	(9,764)	3,714
Provision for (benefit from) income taxes	(4,182)	2,011
Net income (loss)	$(5,582)	$1,703
Net income (loss) per share:
Basic	$(0.24)	$0.07
Diluted	$(0.24)	$0.07
Shares used in per share calculation:
Basic	23,341	23,349
Diluted	23,341	23,981
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income ( loss)	$(5,582)	$1,703
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,944)	246
Net change on unrealized gains (losses) on available-for-sale investments	5	—
Other comprehensive income (loss)	(1,939)	246
Comprehensive income (loss)	$(7,521)	$1,949

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$(5,582)	$1,703
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,108	1,790
Stock-based compensation	1,457	1,461
Excess tax benefit from equity awards	367	(645)
Loss on disposal of fixed assets	12	118
Inventory write down	1,321	806
Deferred income taxes	(4,065)	2,468
Changes in fair value of contingent consideration	389	8
Changes in assets and liabilities:
Accounts receivable	1,268	(9,617)
Inventories	(5,631)	(713)
Inventories-delivered systems	750	(61)
Prepaid expenses and other	592	(2,337)
Accounts payable, accrued and other liabilities	(351)	(1,166)
Deferred revenue	(796)	2,731
Income taxes payable	(360)	518
Net cash used in operating activities	(8,521)	(2,936)
Cash flows from investing activities:
Maturities of marketable securities	10,111	—
Purchases of marketable securities	(11,292)	—
Purchases of property, plant and equipment	(997)	(867)
Net cash used in investing activities	(2,178)	(867)
Cash flows from financing activities:
Payments of contingent consideration	(133)	(107)
Repayments of debt obligations	(227)	(186)
Proceeds from sale of shares under employee stock option plans and purchase plan	1,598	1,214
Excess tax benefit from equity awards	(367)	645
Taxes paid on net issuance of stock awards	(86)	(16)
Repurchases of common stock	(5,000)	—
Net cash provided by (used in) financing activities	(4,215)	1,550
Effect of exchange rate changes on cash and cash equivalents	(656)	32
Net decrease in cash and cash equivalents	(15,570)	(2,221)
Cash and cash equivalents, beginning of period	62,915	97,699
Cash and cash equivalents, end of period	$47,345	$95,478
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

Basis of Presentation – The accompanying condensed consolidated financial statements ("financial statements") have been prepared on a consistent basis with the audited consolidated financial statements as of December 29, 2012, and include all adjustments necessary to fairly present the information set forth therein, which include only normal recurring adjustments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2012, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in
“Other income (expense)” in the consolidated statements of operations in the period incurred and consists of a $0.1 million gain and a $0.2 million loss for the three-month periods ended March 30, 2013, and March 31, 2012, respectively.

Revenue Recognition – The Company derives revenue from the sale of process control metrology systems (“product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “service revenue”). Upgrades are a group of parts and/or software that change the existing configuration of a product and are included in service revenue. They are distinguished from product revenue, which consists of complete, advanced process control metrology and inspection systems (the “system(s)”). Nanometrics' systems consist of hardware and software components that function together to deliver

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the essential functionality of the system. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

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

The Company regularly evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. In accordance with revenue recognition guidance, the Company allocates the arrangement consideration among the deliverables based on relative selling prices. The Company has established VSOE for some of its products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, the Company uses best estimate of selling price to determine standalone selling price for such deliverable. The Company does not use third party evidence ("TPE") to determine standalone selling price since this information is not widely available in the market as the Company's products contain a significant element of proprietary technology and the solutions offered differ substantially from competitors. The Company has established a process for developing estimated selling prices, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. The Company monitors and evaluates estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.

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

Note 2. Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements, which we have done within Note 13 - "Equity and Stock Based Compensation Plans". ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the period ending March 30, 2013 and is applied prospectively.

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 30, 2013				December 29, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$413	$—	$—	$413	$109	$—	$—	$109
Commercial paper and corporate debt securities	—	1,400	—	1,400	—	2,600	—	—
Total cash equivalents	413	1,400	—	1,813	109	2,600	—	2,709

Marketable securities:
U.S. Treasury securities and U.S. Government agency debt securities	20,504	—	—	20,504	20,568	—	—	20,568
Commercial paper, corporate debt securities, and municipal securities	—	27,435	—	27,435	—	26,425	—	26,425
Total marketable securities	20,504	27,435	—	47,939	20,568	26,425	—	46,993
Total (1)	$20,917	$28,835	$—	$49,752	$20,677	$29,025	$—	$49,702

Liabilities:
Contingent consideration payable	$—	$—	$2,718	$2,718	$—	$—	$2,462	$2,462
(1) Excludes $45.5 million and $60.2 million held in operating accounts as of March 31, 2013 and December 29, 2012 respectively.

The fair values of the marketable securities that are classified as Level 1 in the table above were derived from quoted market prices for identical assets or liabilities that the Company has the ability to access. The fair value of marketable securities that are classified as Level 2 in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

Refer to Note 11 "Line of Credit and Debt Obligations" for the carrying value and fair value of the Company's debt obligations.

Changes in Level 3 liabilities
Fair value at December 29, 2012	$2,462
Payments made to Zygo Corporation	(133)
Change in fair value included in earnings	389
Fair Value at March 30, 2013	$2,718
As of March 30, 2013, the Company had liabilities of $2.7 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which are measured at fair value on a recurring basis, and changes in fair value are recorded in other income or expenses. Of the $2.7 million of Zygo liability at March 30, 2013, $1.0 million was a current liability and $1.7 million was a long-term liability.
As of December 29, 2012, the Company had liabilities of $2.5 million resulting from the acquisition of certain assets from Zygo which are measured at fair value on a recurring basis, and changes in fair value are recorded in other income or expenses. Of the $2.5 million of Zygo liability at December 29, 2012, $0.7 million was a current liability and $1.8 million was a long-term liability.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair values of these liabilities were determined using level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, timing and amount of cash flows.

Note 4. Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale investments as of March 30, 2013, and December 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
March 30, 2013
Cash	$45,532	$—	$—	$45,532
Cash equivalents:
Money market funds	413	—	—	413
Commercial paper	1,400	—	—	1,400
Short-term investments:
Commercial paper	2,400	—	—	2,400
U.S. Treasury securities	4,998	1	—	4,999
U.S. Government agency securities	15,502	4	(1)	15,505
Municipal securities	6,313	4	(1)	6,316
Corporate debt securities	18,721	6	(8)	18,719
Total cash, cash equivalents, and short-term investments	$95,279	$15	$(10)	$95,284

December 29, 2012
Cash	$60,206	$—	$—	$60,206
Cash equivalents:
Money market funds	109	—	—	109
Commercial paper	2,600	—	—	2,600
Short-term investments:
Commercial paper	3,199	—	—	3,199
U.S. Treasury Securities	4,996	1	—	4,997
U.S. Government agency securities	15,567	6	(2)	15,571
Municipal securities	5,396	1	(1)	5,396
Corporate debt securities	17,837	2	(9)	17,830
Total cash, cash equivalents, and short-term investments	$109,910	$10	$(12)	$109,908

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of March 30, 2013, and December 29, 2012, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity.
Both the gross unrealized gains and gross unrealized losses for the three month period ended March 30, 2013, were insignificant and no marketable securities had other than temporary impairment as of March 30, 2013. The Company had no unrealized gains or losses for the three month period ended March 31, 2012 because there were no marketable securities. All

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

marketable securities as of March 30, 2013, and December 29, 2012 had maturity dates of less than two years and none were invested in foreign entities.

Note 5. Goodwill Impairment and Long-lived Asset Impairment

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

The Company completed its annual goodwill impairment assessment during the fourth quarter of 2012 by first performing a qualitative assessment. As part of this assessment, the Company considered the trading value of the Company's stock, the industry trends, and the Company's sales forecast and products plans. The Company concluded that it was more likely than not that the fair value was more than the carrying values of the Company's reporting unit and therefore did not proceed to Step 1 of the goodwill impairment test.

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

Note 6. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 1.29% to 1.475% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $1.4 million of receivables during each of the three month periods ended March 30, 2013, and March 31, 2012. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at March 30, 2013, and December 29, 2012.

Note 7. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

	At
	March 30, 2013	December 29, 2012
Raw materials and sub-assemblies	$23,704	$22,477
Work in process	7,507	5,812
Finished goods	12,334	11,370
Inventories	43,545	39,659
Inventories-delivered systems	1,524	2,274
Total inventories	$45,069	$41,933
The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	At
	March 30, 2013	December 29, 2012
Land	$15,571	$15,573
Building and improvements	19,387	19,231
Machinery and equipment	23,046	21,523
Furniture and fixtures	2,261	2,228
Capital in progress	3,574	4,377
Total property, plant and equipment, gross	63,839	62,932
Accumulated depreciation	(20,901)	(19,719)
Total property, plant and equipment, net	$42,938	$43,213
Total depreciation expense for the three month periods ended March 30, 2013, and March 31, 2012, was $1.3 million and $1.0 million, respectively.

Note 9. Intangible Assets
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of March 30, 2013, and December 29, 2012 consisted of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	March 30, 2013	March 30, 2013	March 30, 2013
Developed technology	$17,482	$(8,871)	$8,611
Customer relationships	9,510	(8,800)	710
Brand names	1,927	(1,625)	302
Patented technology	2,252	(1,939)	313
Trademark	80	(78)	2
Total	$31,251	$(21,313)	$9,938

	Adjusted cost as of December 29, 2012	Accumulated amortization as of December 29, 2012	Net carrying amount as of December 29, 2012
Developed technology	$17,700	$(8,277)	$9,423
Customer relationships	9,538	(8,643)	895
Brand names	1,927	(1,599)	328
Patented technology	2,252	(1,922)	330
Trademark	80	(76)	4
Total	$31,497	$(20,517)	$10,980
The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from 2 years to 10 years. Total amortization expense for the three month periods ended March 30, 2013 and March 31, 2012 was $0.9 million and $0.8 million, respectively.

Note 10. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	At
	March 30, 2013	December 29, 2012
Accrued warranty	$3,655	$4,203
Accrued professional services	962	584
Customer deposits	880	73
Contingent consideration at fair value	1,015	649
Other	1,873	2,313
Total other current liabilities	$8,385	$7,822

Note 11. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	At
	March 30, 2013	December 29, 2012
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	5,076	5,302
Total debt obligations	5,076	5,302
Current portion of debt obligations	(945)	(928)
Long-term debt obligations	$4,131	$4,374

On April 23, 2012, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of March 30, 2013, was $13.4 million. As of March 30, 2013, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of March 30, 2013. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.
In July 2008, the Company entered into a mortgage agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million. The mortgage initially bears interest at the rate of 7.18% per annum, which rate will be reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a 20 years amortization for the first 60 months and 15 years amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage is secured, in part, by a lien on and security interest in the building and land comprising the Company’s principal offices in Milpitas, California. GE subsequently sold the mortgage on March 31, 2011 to Sterling Savings Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale.
According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. In July 2012, the Company prepaid $1.4 million, representing 20% of the outstanding balance. The Company did not make any prepayment during the three months ended March 30, 2013. At March 30, 2013, future annual maturities of all debt obligations were as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal years	Amount
2013	$701
2014	998
2015	1,073
2016	1,153
2017	1,151
Thereafter	—
Total loan amount	$5,076

The Company's level 2 valuation estimate of the fair value of its debt is based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company's. The estimated fair value of the debt as of March 30, 2013 and December 29, 2012 was $5.5 million and $5.7 million, respectively.

Note 12. Net Income/(Loss) Per Share

The Company presents both basic and diluted earnings per share on the face of its condensed consolidated statements of operations. Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period.
A reconciliation of the share denominator of the basic and diluted net income per share computations for the three months ended March 30, 2013 and March 31, 2012 were as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Weighted average common shares outstanding used in basic net income per share calculation	23,341	23,349
Dilutive common stock equivalents, using treasury stock method	—	632
Shares used in diluted net income per share computation	23,341	23,981

Since we had a net loss for the three month period ended March 30, 2013, 376 potentially dilutive securities were not included in the computation of diluted shares for this period as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same for the period ending March 30, 2013.

Note 13. Equity and Stock Based Compensation Plans
Options
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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock Options
Expected life	4.5 years	4.6 years
Volatility	73.12%	78.13%
Risk free interest rate	0.86%	0.88%
Dividends	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years
Volatility	27.61%	55.93%
Risk free interest rate	0.11%	0.06%
Dividends	—	—
The weighted average fair value per share of the stock options awarded in the three month periods ended March 30, 2013, and March 31, 2012 was $8.88 and $11.13, respectively, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the three month period ended March 30, 2013, is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2012	2,020,319	$12.01	4.44	$6,770
Exercised	(105,843)	7.79
Granted	254,300	15.52
Cancelled	(29,650)	13.45
Outstanding at March 30, 2013	2,139,126	$12.62	4.43	$6,142
Exercisable at March 30, 2013	1,205,776	$10.65	3.55	$5,438
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.43 as of March 30, 2013 which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three month periods ended March 30, 2013, and March 31, 2012 was $0.8 million and $2.7 million, respectively.

Restricted Stock Units ("RSUs")
A summary of activity for RSUs during the three month period ended March 30, 2013, is as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding RSU as of December 29, 2012	235,162	$16.32
Granted	218,480	15.74
Released	(14,168)	14.83
Cancelled	—	—
Outstanding RSU as of March 30, 2013	439,474	$16.08

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of products	$45	$57
Cost of service	59	58
Research and development	317	319
Selling	440	441
General and administrative	596	586
Total stock-based compensation expense	$1,457	$1,461

Other Comprehensive Income

The following table shows a summary of changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 (in thousands):

	Defined Benefit Pension Plans	Foreign Currency Translations	Unrealized Gain (Loss) on Investment	Total
Balance as of December 29, 2012	$(179)	$1,453	$(2)	$1,272
Other comprehensive income before reclassifications	—	(1,944)	5	(1,939)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	(1,944)	5	(1,939)
Balance as of March 30, 2013	$(179)	$(491)	$3	$(667)

Note 14. Warranties
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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance as of beginning of period	$4,203	$4,797
Accruals for warranties issued during period	423	1,472
Aggregate changes in liabilities related to preexisting warranties	217	609
Settlements during the period	(1,188)	(1,955)
Balance as of end of period	$3,655	$4,923

Note 15. Income Taxes

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

The Company recorded a tax benefit of $4.2 million and a tax provision of $2.0 million for the three month periods ended March 30, 2013 and March 31, 2012, respectively. The change during the three months ended March 30, 2013 compared to the corresponding period in 2012 is primarily due to the Company having a net loss for the quarter ending March 30, 2013, compared to net income in the quarter ended March 31, 2012, as well as a one-time benefit of $0.5 million recorded during the three month period ended March 30, 2013 related to the retroactive reinstatement of the 2012 federal R&D Tax Credit.
As of March 30, 2013, the Company continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the three month period ended March 30, 2013. The Company reduced its unrecognized tax benefits by an immaterial amount during the period ended March 30, 2013 as a result of a lapse of statute of limitations in Japan. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.5 million.

Note 16. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with which it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of March 30, 2013 and December 29, 2012.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On January 13, 2012, the Company entered into a settlement and limited patent cross license agreement with KLA to resolve all existing patent litigation between the parties. Pursuant to the settlement agreement, the Company agreed to make a one-time payment of $2.5 million to KLA and each party agreed to a cross-license of the patents that were subject to the litigation. The Company accrued for the one-time payment of $2.5 million as expense incurred in the fiscal year of 2011, and the payment was made in the three month period ended March 31, 2012.

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

	Three Months Ended
	March 30, 2013	March 31, 2012
Total net revenues:
United States	$9,433	$11,577
Japan	5,212	4,339
South Korea	3,547	27,471
Israel	255	6,316
All Other	6,105	5,789
Total net revenues	$24,552	$55,492

	At
	March 30, 2013	December 29, 2012
Long-lived tangible assets:
United States	$40,399	$40,600
Japan	125	148
South Korea	465	520
Israel	10	13
All Other	1,939	1,932
Total long-lived tangible assets	$42,938	$43,213

The following customers accounted for 10% or more of total accounts receivable:

	At
	March 30, 2013	December 29, 2012
Intel Corporation	20.2%	12.3%
Taiwan Semiconductor Mfg. Co.	***	17.3%

*** The customer accounted for less than 10% of total accounts receivable for that period.

The following customers accounted for 10% or more of total revenue

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Intel Corporation	29.3%	29.9%
Samsung Electronics Co. Ltd.	***	40.5%

*** The customer accounted for less than 10% of total revenue for that period.

Note 18. Stock Repurchase

On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, the Company repurchased and retired 250,400 shares the Company's common stock at the weighted average price of $14.15 per share during fiscal 2012. During the three months ended March 30, 2013, the Company repurchased and retired 332,771 shares of the Company's common stock at the weighted average price of $15.03 per share. As of March 30, 2013, the Company had repurchased and retired 583,171 shares of the Company's common stock at a weighted average price of $14.65 per share under this authorization, and there remained $11.5 million available for the future repurchase of shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future periods, financial results, revenues, margins, growth, customers, tax rates, product performance, and the impact of accounting rules on our business and the future implications of our statements regarding goals, strategy, and similar terms. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” "intend," "likely," “may,” “might,” "plan," "potential," "predict," "project," "should," “will,” "would," and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in Part II, Item 1A “Risk Factors” and elsewhere in this document, and in Part I Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In particular our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products and manufacturing processes; timing of orders, shipments, acceptance of new products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2012, which were included in our 2012 Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on March 12, 2013, and (ii) our other filings with the SEC.
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
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. For the three months ended March 30, 2013, we derived 53.3% of our total net revenues from product sales and 46.7% of our total net revenues from services.

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
Automated Standalone Systems
Our automated systems are made up of both semi-automated and fully automated metrology systems which are employed in both high-volume and low-volume production environments. The Atlas® II, Atlas XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The MosaicTM family of systems provide cost effective overlay metrology solutions, for today's advanced 300mm overlay process technologies, and is available on our Lynx®platform. The UniFire® system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARKTM defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.
We continue to offer automated products for 200mm factories running at 90nm nodes and above, as well as systems supporting micro-electrical mechanical systems (“MEMS”). Our Q240AT is a 200mm overlay metrology system that incorporates the same measurement technology as the Mosaic, which thereby extends the technology capability of our customers' existing factories.
System Platform
The Lynx platform enables cluster metrology factory automation for improved cost of ownership to our customers by combining our Mosaic, Atlas II and IMPULSE®, UniFire metrology, and SPARK inspection systems in configurations to provide high throughput, reduced footprint systems for leading 300mm wafer metrology applications including OCD, overlay, and thin film process control.
Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers and through OEM channels. The IMPULSE system is our latest metrology platform for OCD, DBO, and thin film metrology and has been successfully qualified on numerous OEM platforms. Our 90x0 system is qualified for OEM and direct sales supporting thin film and OCD applications. Our NanoCD solutions suite is sold in conjunction with our IMPULSE and legacy 90x0 systems. Our Trajectory™ system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications.
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
Our Vertex™ is a photoluminescence (“PL”) mapping system designed for high-volume compound semiconductor metrology applications including power control and photonics applications. The RPMBlue™ is our latest PL mapping system designed specifically for the HB-LED market. We sell Fourier-Transform Infrared (“FTIR”) automated and manual systems in the QS2200/3300 and QS1200 respectively. The FTIR systems are spectrometers designed for non-destructive wafer analysis for various applications. The NanoSpec® line of products includes the 6100 which supports thin film measurement across all applications in both low volume production and research applications.
We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. In furtherance of our goals, we have:

•	Introduced new products in every core product line and primary market served;

•
Diversified our product line and addressed new markets through acquisitions, such as the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

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

•
Adoption of Advanced Packaging Processes: Our customers use photolithographic, etching, metallization and wafer thinning to enable next generation advanced packaging solutions for semiconductor devices. The new packaging leads to increased functionality in smaller, less expensive form factors.  Advanced packages can be broken down into high density flip chip or bump packages that increase pin density allowing for more complex I/O on advanced CPU parts. Or, similar or different devices can be stacked at the wafer level using a Through Silicon Via ("TSV") process. The TSV process enables high density small form factor parts, being primarily driven by mobile consumer products (i.e. cellular telephones with integrated CMOS camera sensors). Increasingly, advanced packaging technologies are being adopted by our end customers.

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

•
Reduced Number of Customers. Our market is characterized by an ongoing oligopolistic trend which drives customer concentration. The largest customer accounted for 29.3% of our total revenue for the first quarter of 2013, and the largest customer accounted for 40.5% of our total revenue for the first quarter of 2012.

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and judgments that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. Since December 29, 2012, there have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.
Recent Accounting Pronouncements
See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on results of operations and financial condition.

Results of Operations
Three Month Periods Ended March 30, 2013 and March 31, 2012
Total net revenues - Our net revenues comprised the following categories (in thousands, except percentages):

	Three Months Ended
	March 30, 2013	March 31, 2012	Changes In
			Amount	%
Automated Systems	$5,262	$40,982	$(35,720)	(87.2)%
Integrated Systems	2,155	4,281	(2,126)	(49.7)%
Materials Characterization	5,662	2,595	3,067	118.2%
Total product revenues	13,079	47,858	(34,779)	(72.7)%
Service revenues	11,473	7,634	3,839	50.3%
Total net revenues	$24,552	$55,492	$(30,940)	(55.8)%
For the three month period ended March 30, 2013, total product revenues decreased by $34.8 million relative to the comparable 2012 period. Sales of our Automated Systems and Integrated Systems accounted for $35.7 million and $2.1 million, respectively, of the decrease, partially offset by a $3.1 million increase in sales of Materials Characterization. The year over year decrease in Automated Systems and Integrated Systems was primarily due to a substantial decline in demand and capital spending by our three largest customers, primarily as a result of their technology refresh cycle and lack of capacity expansion in memory production. The year over year increase in sales of Materials Characterization was primarily due to non-recurring sales of several relatively high priced products into the bare silicon substrate market.
For the three month period ended March 30, 2013, service revenues increased by $3.8 million relative to the comparable 2012 period. This increase was primarily due to upgrades of a large number of installed tools by a customer during the 2013 period. Upgrades tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles which determine when customers purchase available upgrades.
With a significant portion of the world's semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin. Our gross margin for product and services was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Product	34.1%	46.8%
Services	52.5%	34.9%

The calculation of product gross margin includes both cost of products and amortization of intangible assets. Product gross margin for the three month period ended March 30, 2013, was 34.1%, reflecting a decrease of 12.7 percentage points, from the comparable prior year period. The decrease is primarily due to adverse impact of fixed costs such as fixed overhead, amortization of intangible assets, and reserves for excess and obsolete inventory against much lower revenue in the three month period ended March 30, 2013, which was partially offset by a decrease in standard product cost and improved margins in product mix of tools sold.
The gross margin for our services business was 52.5% for the three month period March 30, 2013, reflecting an increase of 17.6 percentage points compared to the three month period ended March 31, 2012, due principally to increased upgrade revenue, which typically have higher margins then system sales, - and the effects of lower labor and material costs associated with delivery of services under contracts.
Operating expenses. Our operating expenses comprised the following (in thousands, except percentages):

	Three Months Ended
			Changes in
	March 30, 2013	March 31, 2012	Amount	%
Research and development	$7,447	$7,476	$(29)	(0.4)%
Selling	6,932	7,211	(279)	(3.9)%
General and administrative	5,512	6,081	(569)	(9.4)%
Amortization of intangible assets	198	192	6	3.1%
Total operating expenses	$20,089	$20,960	$(871)	(4.2)%
Research and development. Research and development expenses decreased slightly for the three months ended March 30, 2013 over the comparable period in 2012. The result is primarily due to a $0.4 million decrease in labor costs associated with a decrease in headcount, offset by an increase in spending for development projects and related activities including a $0.2 million increase in equipment depreciation, tooling, and consumable materials, and a $0.2 million increase in development projects and related activities.
Selling. Selling expenses decreased by $0.3 million for the three months ended March 30, 2013 as compared to the corresponding period in 2012, principally due to a $0.5 million decrease in personnel related expense, including commissions and bonus accruals, which are impacted by lower sales volumes, and a $0.2 million decrease in travel expenses related lower sales activities, offset by a $0.4 million increase in depreciation of additional equipment used by our sales and applications departments, and more evaluation tools at customer sites.
General and administrative. General and administrative expenses decreased by $0.6 million for the three months ended March 30, 2013, as compared to the corresponding period in 2012, principally due to a $0.2 million decrease in one-time legal expenses associated with a legal settlement with KLA-Tencor and the acquisition of Nanda Technologies in the corresponding period of 2012, a $0.1 million decrease in accounting services, and a $0.3 million decrease in facilities, information technology, and, communication services expenses as certain purchase agreements were renegotiated.
Amortization of intangible assets. Amortization of intangible assets increased slightly for the three month periods ended March 30, 2013 when compared to the same periods in 2012, due principally to fluctuation of foreign currency exchange rates.
Other Income (expense), net. Our net other income (expense) consisted of the following categories (in thousands, except percentages):

	Three Months Ended
			Changes in
	March 30, 2013	March 30, 2012	Amount	%
Interest income	$25	$52	$(27)	(51.9)%
Interest expense	(226)	(269)	43	(16.0)%
Other, net	40	(175)	215	(122.9)%
Total other income (expense), net	$(161)	$(392)	$231	(58.9)%

For the three months ended March 30, 2013, compared to the same period of 2012, interest income declined minimally as the total balances of cash, cash equivalents, and marketable securities remained relatively flat and interest rates for the three months ended March 30, 2013 were lower than interest rates in the comparable prior year period. Interest expense for the three months ended March 30, 2013 was lower than the comparable prior year period primarily due to a lower principal balance on our mortgage of our headquarters as a result of monthly payments and a prepayment of $1.4 million in July of 2012. Other, net represents an income of $0.1 million and an expense of $0.2 million during the three month periods ended March 30, 2013 and March 31, 2012, respectively. The fluctuation during the three month period ended March 30, 2013 compared to the same period of 2012 is primarily due to a $0.4 million increase in fair value of contingent consideration payable as a result of fluctuation of unobservable inputs during the three months ended March 30, 2013 offset by a $0.2 million gain in foreign exchange gains compared to a $0.2 million loss in foreign exchange losses in the same period of 2012.
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
We recorded a tax benefit of $4.2 million and a tax provision of $2.0 million for the three month periods ended March 30, 2013 and March 31, 2012, respectively. The change during the three months ended March 30, 2013 compared to the corresponding period in 2012 is primarily due to our net loss for the quarter ending March 30, 2013, compared to our net income for the quarter ended March 31, 2012, as well as a one-time benefit of $0.5 million recorded during the period ended March 30, 2013, related to the retroactive reinstatement of the 2012 federal R&D Tax Credit.
As of March 30, 2013, we continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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
We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of accrued penalties and interest is not material for the three month period ended March 30, 2013. We reduced our unrecognized tax benefits by an immaterial amount during the period ended March 30, 2013 as a result of a lapse of statute of limitations in Japan. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.5 million.

Liquidity and Capital Resources
During the first half of 2012, we implemented an ongoing investment strategy of maintaining a portion of our cash and investments in available-for-sale investments with the objective of preserving capital and maintaining liquidity while mitigating concentration risk and increasing yields. Our policy is to maintain a marketable securities portfolio consisting of highly rated investments that may include: obligations issued by the US Treasury and its agencies, corporate bonds and commercial paper, tax exempt debt obligations of US municipalities, and time deposits at commercial banks. Our policy is that, with the exception of US treasury and agency issues, no single issue at the time of purchase, may exceed 5% of the total portfolio or have a duration exceeding 2 years. At March 30, 2013, and December 29, 2012, we held marketable securities of $47.9 million and $47.0 million, respectively.
We have historically relied on cash flow from operations, borrowings under a credit facility and mortgage, and issuances of equity securities for our liquidity needs. At March 30, 2013, our cash, cash equivalents, and marketable securities totaled $95.3 million and working capital was $149.7 million, compared to $109.9 million and $158.6 million, respectively, as of December 29, 2012.
Our principal cash requirements include working capital, capital expenditures, payment of taxes and payment of principal and interest on borrowings. In addition, we regularly evaluate our ability to repurchase our common stock, pre-pay outstanding debt, and acquire other businesses and technologies.

Cash flows from operating activities -
Cash used by operating activities for the three month period ended March 30, 2013 was $8.5 million, which resulted primarily from the following factors: Net loss of $5.6 million and a $4.5 million reduction in non-cash working capital offset in part by non-cash transactions of $1.6 million. Non-cash transactions primarily consisted of depreciation and amortization expense of $2.1 million, stock based compensation of $1.5 million, inventory write down of $1.3 million, and a $0.4 million increase in the fair value of contingent consideration offset in part by $4.1 million of deferred income taxes. The reduction in non-cash working capital as of March 30, 3013 compared to December 29, 2012 was primarily due to a $5.6 million increase in inventory, and a $0.8 million increase in deferred revenue, partially offset by a $1.3 million decrease in accounts receivable as a result of lower sales volumes during the three month period ended March 30, 2013.
Cash used by operating activities for the three month period ended March 31, 2012 was $2.9 million, which primarily resulted from the following offsetting factors: Net income of $1.7 million, significant non-cash transactions including (i) deferred income tax of $2.5 million, (ii) depreciation and amortization of $1.8 million, and (iii) stock based compensation of $1.5 million. This operating cash flow was offset by $10.6 million decrease in non-cash working capital, consisting principally of an increase in accounts receivable of $9.6 million associated with the increase in revenues over the fourth quarter of 2011; an increase in prepaid expenses and other assets of $2.3 million associated principally with prepaid taxes; and decrease in accounts payable and other accrued liabilities of $1.2 million, which included a $2.5 million payment of the legal settlement accrued at December 31, 2011. The non-cash working capital decrease was partly offset by an increase in deferred revenue of $2.7 million.
Cash flows from investing activities -
For the three month period ended March 30, 2013, $11.3 million of cash was used for purchases of marketable securities, and $1.0 million for capital asset purchases. These outflows were offset by $10.1 million cash received from maturities of marketable securities.

For the three month period ended March 31, 2012, $0.9 million cash was used for capital asset purchases.
Cash flows from financing activities -
For the three month period ended March 30, 2013, $4.2 million was used for financing activities primarily composed of $5.0 million used to repurchase common stock, $0.2 million used to repay debt obligations and a $0.4 million reduction related to the effect of excess tax benefits from the exercise of stock options. These payments were partially offset by $1.6 million net of tax received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program.
For the three month period ended March 31, 2012, $1.6 million was provided by financing activities, primarily due to $1.2 million from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program, and $0.6 million of excess tax benefits from employee stock option exercises, partially offset $0.2 million for repayment of debt obligations, and $0.1 million for payments to Zygo Corporation related to the asset acquisition from 2009.

Line of Credit - On April 23, 2012, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.

The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of March 30, 2013 was $13.4 million. As of March 30, 2013, we were not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of March 30, 2013. Although management has no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Mortgage Loan - In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, we can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2012, we prepaid $1.4 million of the loan, respectively, representing 20% of the outstanding balance at the time of prepayment. As of March 30, 2013, the outstanding balance of the loan was $5.1 million.

Repurchases of Common Stock - On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, we repurchased and retired 250,400 shares our common stock at the weighted average price of $14.15 per share during fiscal 2012. During the three months ended March 30, 2013, we repurchased and retired 332,771 shares our common stock at the weighted average price of $15.03 per share. As of March 30, 2013, we had repurchased and retired 583,171 shares of our common stock at a weighted average price of $14.65 per share under this authorization, and there remained $11.5 million available for the future repurchase of shares of common stock.

Business Partnership - On June 17, 2009, we announced a strategic business relationship with Zygo under which we purchased inventory and certain other assets including the Unifire system from Zygo and the two companies entered into a supply agreement. We will make payments to Zygo (with an estimated present value of $2.7 million as of March 30, 2013) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.1 million to Zygo in each of the three month periods ended March 30, 2013, and March 31, 2012.

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
Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC on March 12, 2013. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2013, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including of Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC on March 12, 2013. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not granted any equity awards outside of our approved stock plans, nor made any unregistered sales of equity securities in the three month period ended March 30, 2013.
On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. There is currently no expiration date for this repurchase program.
Pursuant to repurchase programs approved by our Board of Directors on May 29, 2012, we repurchased our common stock during the three month period ended March 30, 2013 as follows (in thousands, except shares and per share data):

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program
December 30, 2012 - January 26, 2013	—	—	—	—
January 27, 2013 - February 23 -2013	—	—	—	—
February 24, 2013 - March 30, 2013	332,771	$15.03	332,771	$11,461
Total	332,771	$15.03	332,771	$11,461

ITEM 6.	EXHIBITS
The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1(5)	Form of Indemnity Agreement for Directors and Executive Officers
10.2(6)	2013 Executive Bonus Structure

31	Rule 13a-14(a)/15d-14(a) Certifications

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012 (iii) Condensed Consolidated Statements of Cash Flows for the three months March 30, 2013 and March 31, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on April 12, 2012.

(3)	Filed herewith.

(4)	Furnished herewith.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on March 18, 2013.

(6)	Incorporated by reference to the disclosure in Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 18, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ RONALD W. KISLING
Ronald W. Kisling
Chief Financial Officer
Dated: May 7, 2013

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant
10	Material Contracts

10.1(5)	Form of Indemnity Agreement for Directors and Executive Officers
10.2(6)	2013 Executive Bonus Structure
31	Rule 13a-14(a)/15d-14(a) Certifications

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

__________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on April 12, 2012

(3)	Filed herewith.

(4)	Furnished herewith.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on March 18, 2013.

(6)	Incorporated by reference to the disclosure in Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 18, 2013.

.