Form 10-Q
period 2013-06-29
NANOMETRICS INC
filed 2013-08-02
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒
As of July 29, 2013 there were 23,255,522 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 29, 2013

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at June 29, 2013 and December 29, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 29, 2013 and June 30, 2012 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Six Month Periods Ended June 29, 2013 and June 30, 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 29, 2013 and June 30, 2012 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

Signatures		34

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,102	$62,915
Marketable securities	47,162	46,993
Accounts receivable, net of allowances of $174 and $82, respectively	32,191	21,388
Inventories	39,248	39,659
Inventories-delivered systems	2,444	2,274
Prepaid expenses and other	8,221	7,492
Deferred income tax assets	15,083	8,593
Total current assets	183,451	189,314
Property, plant and equipment, net	43,831	43,213
Goodwill	11,255	11,352
Intangible assets, net	9,226	10,980
Deferred income tax assets	3,582	3,671
Other assets	680	924
Total assets	$252,025	$259,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,630	$6,398
Accrued payroll and related expenses	5,466	6,670
Deferred revenue	11,847	8,485
Other current liabilities	8,929	7,822
Income taxes payable	244	424
Current portion of debt obligations	4,846	928
Total current liabilities	39,962	30,727
Deferred revenue	3,459	4,307
Income taxes payable	2,280	2,135
Other long-term liabilities	2,070	2,140
Debt obligations	—	4,374
Total liabilities	47,771	43,683
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 23,186,957 and 23,250,429, respectively, issued and outstanding	23	23
Additional paid-in capital	238,939	238,326
Accumulated deficit	(33,998)	(23,850)
Accumulated other comprehensive income (loss)	(710)	1,272
Total stockholders’ equity	204,254	215,771
Total liabilities and stockholders’ equity	$252,025	$259,454
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenues:
Products	$26,533	$41,556	$39,612	$89,414
Service	8,019	11,625	19,492	19,259
Total net revenues	34,552	53,181	59,104	108,673
Costs of net revenues:
Cost of products	14,832	22,627	22,792	47,446
Cost of service	4,593	5,158	10,041	10,128
Amortization of intangible assets	647	637	1,305	1,274
Total costs of net revenues	20,072	28,422	34,138	58,848
Gross profit	14,480	24,759	24,966	49,825
Operating expenses:
Research and development	8,321	7,644	15,768	15,120
Selling	6,613	7,041	13,545	14,252
General and administrative	5,507	5,583	11,019	11,664
Amortization of intangible assets	195	195	393	387
Total operating expenses	20,636	20,463	40,725	41,423
Income (loss) from operations	(6,156)	4,296	(15,759)	8,402
Other income (expense)
Interest income	20	33	45	85
Interest expense	(205)	(264)	(431)	(533)
Other expense, net	(637)	(49)	(597)	(224)
Total other expense, net	(822)	(280)	(983)	(672)
Income (loss) before income taxes	(6,978)	4,016	(16,742)	7,730
Provision for (benefit from) income taxes	(2,412)	(490)	(6,594)	1,521
Net income (loss)	$(4,566)	$4,506	$(10,148)	$6,209
Net income (loss) per share:
Basic	$(0.20)	$0.19	$(0.44)	$0.27
Diluted	$(0.20)	$0.19	$(0.44)	$0.26
Shares used in per share calculation:
Basic	23,138	23,395	23,240	23,372
Diluted	23,138	23,877	23,240	23,924
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	$(4,566)	$4,506	$(10,148)	$6,209
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(35)	(1,164)	(1,979)	(918)
Net change on unrealized gains (losses) on available-for-sale investments	(8)	(4)	(3)	(4)
Other comprehensive loss	(43)	(1,168)	(1,982)	(922)
Comprehensive income (loss)	$(4,609)	$3,338	$(12,130)	$5,287

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(10,148)	$6,209
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,268	3,857
Stock-based compensation	3,208	3,054
Excess tax benefit from equity awards	367	(814)
Loss on disposal of fixed assets	10	134
Inventory write down	2,764	1,740
Deferred income taxes	(6,657)	995
Changes in fair value of contingent consideration	1,000	9
Changes in assets and liabilities:
Accounts receivable	(11,095)	(11,141)
Inventories	(4,121)	(1,475)
Inventories-delivered systems	(170)	(229)
Prepaid expenses and other	(109)	(1,798)
Accounts payable, accrued and other liabilities	1,566	(3,060)
Deferred revenue	2,548	4,222
Income taxes payable	(389)	466
Net cash provided by (used in) operating activities	(16,958)	2,169
Cash flows from investing activities:
Maturities of marketable securities	22,788	—
Escrow payment received related to Nanda acquisition	—	508
Purchases of marketable securities	(23,454)	(13,764)
Purchases of property, plant and equipment	(1,970)	(2,635)
Net cash used in investing activities	(2,636)	(15,891)
Cash flows from financing activities:
Payments of contingent consideration	(216)	(198)
Repayments of debt obligations	(456)	(374)
Proceeds from sale of shares under employee stock option and purchase plans	2,858	2,632
Excess tax benefit from equity awards	(367)	814
Taxes paid on net issuance of stock awards	(86)	(16)
Repurchases of common stock	(5,000)	(4,960)
Net cash used in financing activities	(3,267)	(2,102)
Effect of exchange rate changes on cash and cash equivalents	(952)	115
Net decrease in cash and cash equivalents	(23,813)	(15,709)
Cash and cash equivalents, beginning of period	62,915	97,699
Cash and cash equivalents, end of period	$39,102	$81,990
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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income (loss),” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other income (expense)” in the consolidated statements of operations in the period incurred and consists of a $0.2 million loss and a $0.1 million loss for the three-month periods ended June 29, 2013, and June 30, 2012, respectively, and a $13,000 loss and a $0.3 million loss for the six-month periods ended June 29, 2013, and June 30, 2012, respectively.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or delivery of different types of services. The Company's tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on relative selling price and that revenue is recognized upon completion of the installation. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

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

Note 2. Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements, which we have done within Note 13 - "Equity and Stock Based Compensation Plans". ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the period ending March 30, 2013, and is applied prospectively.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands):

	June 29, 2013				December 29, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$486	$—	$—	$486	$109	$—	$—	$109
Commercial paper	—	—	—	—	—	2,600	—	2,600
Municipal securities	—	2,001	—	2,001	—	—	—	—
Total cash equivalents	486	2,001	—	2,487	109	2,600	—	2,709

Marketable securities:
U.S. Treasury securities and U.S. Government agency securities	20,100	—	—	20,100	20,568	—	—	20,568
Commercial paper, corporate debt securities, and municipal securities	—	27,062	—	27,062	—	26,425	—	26,425
Total marketable securities	20,100	27,062	—	47,162	20,568	26,425	—	46,993
Total (1)	$20,586	$29,063	$—	$49,649	$20,677	$29,025	$—	$49,702

Liabilities:
Contingent consideration payable	$—	$—	$3,246	$3,246	$—	$—	$2,462	$2,462

(1) Excludes $36.7 million and $60.2 million held in operating accounts as of June 29, 2013, and December 29, 2012, respectively.

The fair values of the marketable securities that are classified as Level 1 in the table above were derived from quoted market prices for identical assets or liabilities that the Company has the ability to access. The fair value of marketable securities that are classified as Level 2 in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. There were no transfers of instruments between Level 1, Level 2 and Level 3 during the financial periods presented.

Refer to Note 11 "Line of Credit and Debt Obligations" for the carrying value and fair value of the Company's debt obligations.

Changes in Level 3 liabilities
Fair value at December 29, 2012	$2,462
Payments made to Zygo Corporation	(216)
Change in fair value included in earnings	1,000
Fair Value at June 29, 2013	$3,246
As of June 29, 2013, the Company had liabilities of $3.2 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which are measured at fair value on a recurring basis, with changes in fair value recorded in other income or expenses. Of the $3.2 million of Zygo liabilities at June 29, 2013, $1.5 million was a current liability and $1.7 million was a long-term liability. In the second quarter ended June 29, 2013, the Company revised its forecast for the number of units it expects to purchase from Zygo in future periods, and recorded a related increase in the fair value of the Zygo liabilities associated with the revised forecast. As of December 29, 2012, the liabilities totaled $2.5 million of which $0.7 million was a current liability and $1.8 million was a long-term liability.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair values of these liabilities were determined using level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, timing and the amount of cash flows.

Note 4. Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale investments as of June 29, 2013, and December 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
June 29, 2013
Cash	$36,615	$—	$—	$36,615
Cash equivalents:
Money market funds	486	—	—	486
Commercial paper	—	—	—	—
Municipal securities	2,000	1	—	2,001
Marketable securities:
Commercial paper	1,000	—	—	1,000
U.S. Treasury securities	4,999	1	—	5,000
U.S. Government agency securities	15,103	2	(5)	15,100
Municipal securities	9,984	7	(1)	9,990
Corporate debt securities	16,085	2	(15)	16,072
Total cash, cash equivalents, and short-term investments	$86,272	$13	$(21)	$86,264

December 29, 2012
Cash	$60,206	$—	$—	$60,206
Cash equivalents:
Money market funds	109	—	—	109
Commercial paper	2,600	—	—	2,600
Short-term investments:
Commercial paper	3,199	—	—	3,199
U.S. Treasury Securities	4,996	1	—	4,997
U.S. Government agency securities	15,567	6	(2)	15,571
Municipal securities	5,396	1	(1)	5,396
Corporate debt securities	17,837	2	(9)	17,830
Total cash, cash equivalents, and short-term investments	$109,910	$10	$(12)	$109,908

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of June 29, 2013, and December 29, 2012, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity.
Both the gross unrealized gains and gross unrealized losses for the three and six month periods ended June 29, 2013, and June 30, 2012, were insignificant and no marketable securities had other than temporary impairment. All marketable

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

securities as of June 29, 2013, and December 29, 2012, had maturity dates of less than two years and none were invested in foreign entities.

Note 5. Goodwill Impairment and Long-lived Asset Impairment

The Company’s impairment review process is completed during the fourth quarter of each year or whenever events or circumstances occur that indicate that an impairment may have occurred. The Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is necessary. Otherwise, no further testing is necessary.

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

Note 6. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 1.21% to 1.475% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $3.2 million and $2.1 million of receivables during the three month periods ended June 29, 2013, and June 30, 2012, respectively, and sold $4.6 million and $3.6 million of receivables during the six month periods ended June 29, 2013, and June 30, 2012, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at June 29, 2013, and December 29, 2012.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

	At
	June 29, 2013	December 29, 2012
Raw materials and sub-assemblies	$20,782	$22,477
Work in process	8,230	5,812
Finished goods	10,236	11,370
Inventories	39,248	39,659
Inventories-delivered systems	2,444	2,274
Total inventories	$41,692	$41,933

The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

Note 8. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	At
	June 29, 2013	December 29, 2012
Land	$15,570	$15,573
Building and improvements	19,377	19,231
Machinery and equipment	25,136	21,523
Furniture and fixtures	2,299	2,228
Capital in progress	3,760	4,377
Total property, plant and equipment, gross	66,142	62,932
Accumulated depreciation	(22,311)	(19,719)
Total property, plant and equipment, net	$43,831	$43,213
Total depreciation expense for the three month periods ended June 29, 2013, and June 30, 2012, was $1.3 million and $1.2 million, respectively, and for the six month periods ended June 29, 2013, and June 30, 2012, was $2.6 million and $2.2 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9. Intangible Assets
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of June 29, 2013, and December 29, 2012, consisted of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	June 29, 2013	June 29, 2013	June 29, 2013
Developed technology	$17,659	$(9,558)	$8,101
Customer relationships	9,529	(8,978)	551
Brand names	1,927	(1,650)	277
Patented technology	2,252	(1,955)	297
Trademark	80	(80)	—
Total	$31,447	$(22,221)	$9,226

	Adjusted cost as of December 29, 2012	Accumulated amortization as of December 29, 2012	Net carrying amount as of December 29, 2012
Developed technology	$17,700	$(8,277)	$9,423
Customer relationships	9,538	(8,643)	895
Brand names	1,927	(1,599)	328
Patented technology	2,252	(1,922)	330
Trademark	80	(76)	4
Total	$31,497	$(20,517)	$10,980

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from 2 years to 10 years. Total amortization expense for each of the three month periods ended June 29, 2013, and June 30, 2012, was $0.8 million, and for each of the six month periods ended June 29, 2013, and June 30, 2012, was $1.7 million.

At June 29, 2013, estimated future amortization expense of intangible assets were as follows (in thousands)

Fiscal years	Amount
2013	$1,607
2014	3,006
2015	2,324
2016	1,856
2017	227
Thereafter	206
Total future amortization expense	$9,226

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	At
	June 29, 2013	December 29, 2012
Accrued warranty	$3,519	$4,203
Accrued professional services	860	584
Customer deposits	1,290	73
Fair value of contingent consideration	1,490	649
Other	1,770	2,313
Total other current liabilities	$8,929	$7,822

Note 11. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	At
	June 29, 2013	December 29, 2012
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	4,846	5,302
Total debt obligations	4,846	5,302
Current portion of debt obligations	(4,846)	(928)
Long-term debt obligations	$—	$4,374

Line of Credit - On April 23, 2012, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to April 30, 2014, (ii) to decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) to reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of June 29, 2013, was $20.0 million. As of June 29, 2013, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of June 29, 2013. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.

Mortgage Loan - In July 2008, the Company entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising the Company's principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, the Company can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011, to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

GE as a result of the sale. In July 2012, the Company prepaid $1.4 million of the loan, representing 20% of the outstanding balance at the time of prepayment. The Company did not make any prepayment during the six months ended June 29, 2013. As of June 29, 2013, the outstanding balance of the loan was $4.8 million.

On July 18, 2013, the Company repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. See Note 19.
At June 29, 2013, future annual maturities of all debt obligations were as follows (in thousands):

Fiscal years	Amount
2013	$472
2014	998
2015	1,073
2016	1,153
2017	1,150
Thereafter	—
Total loan amount	$4,846

The Company's level 2 valuation estimate of the fair value of its debt is based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company's. The estimated fair value of the debt as of June 29, 2013, and December 29, 2012, was $5.2 million and $5.7 million, respectively.

Note 12. Net Income/(Loss) Per Share

The Company presents both basic and diluted earnings per share on the face of its condensed consolidated statements of operations. Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period.
A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations for the three and six months ended June 29, 2013, and June 30, 2012, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average common shares outstanding used in basic net income (loss) per share calculation	23,138	23,395	23,240	23,372
Dilutive common stock equivalents, using treasury stock method	—	482	—	552
Shares used in diluted net income (loss) per share computation	23,138	23,877	23,240	23,924

Since the Company had a net loss for the three and six month periods ended June 29, 2013, 344 and 367 potentially dilutive securities, respectively, were not included in the computation of diluted shares for the periods as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same for the three and six month periods ending June 29, 2013.

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

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock Options
Expected life	4.6 years	4.2 years	4.5 years	4.5 years
Volatility	68.90%	78.65%	72.32%	78.23%
Risk free interest rate	1.02%	0.74%	0.90%	0.85%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	25.94%	55.93%	27.61%	62.74%
Risk free interest rate	0.10%	0.06%	0.11%	0.06%
Dividends	—	—	—	—
The weighted average fair value per share of the stock options awarded in the three month periods ended June 29, 2013, and June 30, 2012, was $7.94 and $8.80, respectively, and in the six month periods ended June 29, 2013, and June 30, 2012, was $8.70 and $10.66, respectively, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the six month period ended June 29, 2013, is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2012	2,020,319	$12.01	4.44	$6,770
Exercised	(181,617)	7.15
Granted	314,100	15.31
Cancelled	(67,037)	14.63
Outstanding at June 29, 2013	2,085,765	$12.85	4.35	$5,757
Exercisable at June 29, 2013	1,234,828	$11.25	3.56	$5,127
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.67 as of June 29, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three month periods ended June 29, 2013, and June 30, 2012, was $0.6 million and $0.7 million, respectively. The total intrinsic value of options exercised during the six month periods ended June 29, 2013, and June 30, 2012, was $1.4 million and $3.4 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Units ("RSUs")
A summary of activity for RSUs during the six month period ended June 29, 2013, is as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding RSU as of December 29, 2012	235,162	$16.32
Granted	286,060	15.43
Released	(29,739)	14.62
Cancelled	(8,518)	14.27
Outstanding RSU as of June 29, 2013	482,965	$14.67

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of products	$53	$20	$98	$77
Cost of service	71	75	130	133
Research and development	362	347	679	666
Selling	501	481	941	922
General and administrative	764	670	1,360	1,256
Total stock-based compensation expense	$1,751	$1,593	$3,208	$3,054

Other Comprehensive Income

The following table shows a summary of changes in accumulated other comprehensive income by component for the six months ended June 29, 2013 (in thousands):

	Defined Benefit Pension Plans	Foreign Currency Translations	Unrealized Gain (Loss) on Investment	Total
Balance as of December 29, 2012	$(179)	$1,453	$(2)	$1,272
Other comprehensive income	—	(1,979)	(3)	(1,982)
Balance as of June 29, 2013	$(179)	$(526)	$(5)	$(710)

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance as of beginning of period	$3,655	$4,923	$4,203	$4,797
Accruals for warranties issued during period	701	1,192	1,124	2,664
Aggregate changes in liabilities related to preexisting warranties	386	548	603	1,158
Settlements during the period	(1,223)	(1,720)	(2,411)	(3,676)
Balance as of end of period	$3,519	$4,943	$3,519	$4,943

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

The Company recorded a tax benefit of $2.4 million and $0.5 million for the three month periods ended June 29, 2013, and June 30, 2012, respectively. The Company recorded a tax benefit of $6.6 million and a tax provision of $1.5 million for the six month periods ended June 29, 2013, and June 30, 2012, respectively. The change during the three and six months ended June 29, 2013, compared to the corresponding periods in 2012, is primarily due to a net loss recorded by the Company in the three and six months ended June 29, 2013, as well as a one-time benefit of $0.5 million recorded during the three month period ended March 30, 2013, related to the retroactive reinstatement of the 2012 federal R&D Tax Credit.
As of June 29, 2013, the Company continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the six month period ended June 29, 2013. The Company reduced its unrecognized tax benefits by an immaterial amount during the six month period ended June 29, 2013 as a result of a lapse of statute of limitations in Japan.  During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.7 million.

Note 16. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with which it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of June 29, 2013, and December 29, 2012.

On January 13, 2012, the Company entered into a settlement and limited patent cross license agreement with KLA-Tencor Corporation to resolve all existing patent litigation between the parties. Pursuant to the settlement agreement, the Company agreed to make a one-time payment of $2.5 million to KLA-Tencor Corporation and each party agreed to a cross-license of the patents that were subject to the litigation. The Company accrued for the one-time payment of $2.5 million as expense incurred in fiscal year 2011, and the payment was made in the three month period ended March 31, 2012.

Note 17. Geographic and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film, optical critical dimension, overlay dimension metrology and inspection systems. The following table summarizes total net revenues (based on the deployments and service location of the systems) and long-lived assets (excluding intangible assets) attributed to significant geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Total net revenues:
United States	$16,328	$13,872	$25,761	$25,449
China	5,407	1,702	6,051	2,637
Japan	2,018	2,511	7,230	6,850
South Korea	5,594	29,638	9,141	57,109
Israel	506	159	761	6,475
All Other	4,699	5,299	10,160	10,153
Total net revenues	$34,552	$53,181	$59,104	$108,673

	At
	June 29, 2013	December 29, 2012
Long-lived tangible assets:
United States	$40,719	$40,600
Japan	111	148
South Korea	440	520
Israel	8	13
All Other	2,553	1,932
Total long-lived tangible assets	$43,831	$43,213

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following customers accounted for 10% or more of total accounts receivable:

	At
	June 29, 2013	December 29, 2012
Intel Corporation	20.2%	12.3%
SK Hynix	15.1%	***
Samsung Electronics Co. Ltd.	14.6%	***
Micron Technology, Inc.	11.0%	***
Taiwan Semiconductor Mfg. Co.	***	17.3%

*** The customer accounted for less than 10% of total accounts receivable for that period.

The following customers accounted for 10% or more of total revenue

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Intel Corporation	25.1%	13.9%	26.9%	22.1%
SK Hynix	23.4%	24.6%	14.9%	16.8%
Samsung Electronics Co. Ltd.	14.6%	34.3%	12.3%	37.3%

Note 18. Stock Repurchase

On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, the Company repurchased and retired 250,400 shares of the Company's common stock at the weighted average price of $14.15 per share during fiscal 2012. During the three months ended March 30, 2013, the Company repurchased and retired 332,771 shares of the Company's common stock at the weighted average price of $15.03 per share. The Company did not repurchase any of its common stock during the three months ended June 29, 2013. As of June 29, 2013, the Company had repurchased and retired 583,171 shares of the Company's common stock at a weighted average price of $14.65 per share under this authorization, and there remained $11.5 million available for the future repurchase of shares of common stock.

Note 19. Subsequent Event

On July 18, 2013, the Company repaid $4.8 million of the Sterling Savings Bank loan, representing the entire outstanding principal balance of the loan and all accrued interest. The Company did not incur any fees associated with the prepayment of the loan. See Note 11.

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
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades ("services'') for the installed base of our products. For the three months ended June 29, 2013, we derived 76.8% of our total net revenues from product sales and 23.2% of our total net revenues from services. For the six months ended June 29, 2013, we derived 67.0% of our total net revenues from product sales and 33.0% of our total net revenues from services.

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
System Platform
The Lynx platform enables cluster metrology factory automation for improved cost of ownership to our customers by combining our Mosaic, Atlas II, IMPULSE®, UniFire metrology and SPARK inspection systems in configurations to provide high throughput, reduced footprint systems for leading 300mm wafer metrology applications including OCD, overlay, and thin film process control.
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

•
Development of 3D Transistor Architectures. Our end customers continue to improve device density and performance by scaling front end of line transistor architectures. Many of these designs, including FinFET transistors and 3D-NAND have buried features and high aspect ratio stacked features that enable improved performance and density. The advanced designs require additional process control to manage the complex shapes and materials properties, driving additional applications for both OCD and our UniFire systems.

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

•
Reduced Number of Customers. Our market is characterized by an ongoing oligopolistic trend which drives customer concentration. Our largest customer accounted for 25.1% of our total revenue for the second quarter of 2013, and our largest customer accounted for 34.3% of our total revenue for the second quarter of 2012. Our largest customer accounted for 26.9% of our total revenue for the first six months of 2013, and our largest customer accounted for 37.3% of our total revenue for the first six months of 2012.

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

Results of Operations
Three and Six Month Periods Ended June 29, 2013 and June 30, 2012
Total net revenues - Our net revenues comprised the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Changes In		June 29, 2013	June 30, 2012	Changes In
			Amount	%			Amount	%
Automated Systems	$23,366	$37,104	$(13,738)	(37.0)%	$28,628	$78,083	$(49,455)	(63.3)%
Integrated Systems	1,761	2,489	(728)	(29.2)%	3,916	6,773	(2,857)	(42.2)%
Materials Characterization	1,406	1,963	(557)	(28.4)%	7,068	4,558	2,510	55.1%
Total product revenues	26,533	41,556	(15,023)	(36.2)%	39,612	89,414	(49,802)	(55.7)%
Service revenues	8,019	11,625	(3,606)	(31.0)%	19,492	19,259	233	1.2%
Total net revenues	$34,552	$53,181	$(18,629)	(35.0)%	$59,104	$108,673	$(49,569)	(45.6)%

For the three and six month periods ended June 29, 2013, total product revenues decreased by $15.0 million and $49.8 million, respectively, relative to the comparable 2012 periods. In the three and six month periods ended June 29, 2013, net revenues from automated systems decreased by $13.7 million and $49.5 million, respectively, relative to the comparable 2012 periods. The year over year decrease in Automated Systems and Integrated Systems was primarily due to a substantial decline in demand and capital spending by two of our largest customers, as a result of their lack of capacity expansion in memory and logic production. Net revenues from our materials characterization products decreased by $0.6 million and increased by $2.5 million in the three and six month periods ended June 29, 2013, respectively, relative to the comparable 2012 periods. The year over year increase in sales of Materials Characterization was primarily due to non-recurring sales of several relatively high priced products into the bare silicon substrate market in the first quarter of 2013.
For the three and six month period ended June 29, 2013, service revenues decreased by $3.6 million and increased by $0.2 million, respectively, relative to the comparable 2012 periods. The decrease in the three month period and the increase in the six month period was primarily due to upgrades of a large number of installed tools by a customer during the second quarter of 2012 and the first quarter of 2013. Upgrades tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles which determine when customers purchase available upgrades.

With a significant portion of the world's semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin. Our gross margin for product and services was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Product	41.7%	44.0%	39.2%	45.5%
Services	42.7%	55.6%	48.5%	47.4%
The calculation of product gross margin includes both cost of products and amortization of intangible assets. Product gross margin for the three and six month periods ended June 29, 2013, was 41.7% and 39.2%, respectively, reflecting a decrease of 2.3 points and 6.3 points, respectively, from the comparable periods in 2012. The decrease is primarily due to an adverse impact of fixed costs such as fixed overhead, amortization of intangible assets, and reserves for excess and obsolete inventory against lower revenue in the three and six month periods ended June 29, 2013.
The gross margin for our services business was 42.7% and 48.5% for the three and six month periods ended June 29, 2013, respectively, reflecting a decrease of 12.9 percentage points and an increase of 1.1 percentage points, respectively, from the comparable periods in 2012, due principally to decreased upgrade revenue, which typically have higher margins then system sales, and the effects of lower labor and material costs associated with delivery of services under contracts.
Operating expenses. Our operating expenses comprised the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
			Changes in				Changes in
	June 29, 2013	June 30, 2012	Amount	%	June 29, 2013	June 30, 2012	Amount	%
Research and development	$8,321	$7,644	$677	8.9%	$15,768	$15,120	$648	4.3%
Selling	6,613	7,041	(428)	(6.1)%	13,545	14,252	(707)	(5.0)%
General and administrative	5,507	5,583	(76)	(1.4)%	11,019	11,664	(645)	(5.5)%
Amortization of intangible assets	195	195	—	—%	393	387	6	1.6%
Total operating expenses	$20,636	$20,463	$173	0.8%	$40,725	$41,423	$(698)	(1.7)%
Research and development. Research and development expenses increased $0.7 million for the three month period ended June 29, 2013, over the comparable period in 2012. The result is primarily due to an $0.8 million increase in spending for development projects and related activities, offset in part by a $0.4 million decrease in labor costs associated with a decrease in headcount.
Research and development expenses increased by $0.6 million for the six month period ended June 29, 2013, over the comparable period in 2012, primarily due to a $1.3 million increase in spending for development projects and related activities, and a $0.2 million increase in depreciation on capital equipment, offset in part by a $0.9 million decrease in labor costs associated with a decrease in headcount.
Selling. Selling expenses decreased by $0.4 million for the three month period ended June 29, 2013, over the comparable period in 2012, primarily due to a $0.3 million decrease in personnel related expense, including commissions and bonus expenses, which were impacted by lower sales volumes and a $0.1 million decrease in marketing activities, offset in part by a $0.1 million increase in depreciation of additional equipment used by our applications departments.
Selling expenses decreased by $0.7 million for the six month period ended June 29, 2013, over the comparable period in 2012, primarily due to a $0.8 million decrease in personnel related expense, including commissions expense, which were impacted by lower sales volumes, a $0.2 million decrease in travel expenses related to lower sales activities, and a $0.2 million decrease in marketing activities, offset in part by a $0.5 million increase in depreciation of additional equipment used by our sales and applications departments and evaluation tools at customers sites, and a $0.2 million increase in recruiting expenses.
General and administrative. General and administrative expenses decreased by $0.1 million for the three month period ended June 29, 2013, over the comparable period in 2012, primarily due to a $0.1 million decrease in facilities expense.
General and administrative expenses decreased by $0.6 million for the six month period ended June 29, 2013, over the comparable period in 2012, primarily due to a $0.3 million decrease in facilities expense and a $0.3 million decrease in legal and accounting expenses.
Amortization of intangible assets. Amortization of intangible assets increased slightly for the three and six month periods ended June 29, 2013, when compared to the same periods in 2012, due primarily to the fluctuation of foreign currency exchange rates.
Other Income (expense), net. Our net other income (expense) consisted of the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
			Changes in				Changes in
	June 29, 2013	June 30, 2012	Amount	%	June 29, 2013	June 30, 2012	Amount	%
Interest income	$20	$33	$(13)	(39.4)%	$45	$85	$(40)	(47.1)%
Interest expense	(205)	(264)	59	(22.3)%	(431)	(533)	102	(19.1)%
Other expense, net	(637)	(49)	(588)	NM*	(597)	(224)	(373)	166.5%
Total other income (expense), net	$(822)	$(280)	$(542)	193.6%	$(983)	$(672)	$(311)	46.3%

*NM = not meaningful

For the three and six months ended June 29, 2013, compared to the same periods of 2012, interest income declined minimally as the total balances of cash, cash equivalents, and marketable securities remained relatively flat. Interest expense for the three and six months ended June 29, 2013, was lower than the comparable prior year periods primarily due to a lower principal balance on our mortgage of our headquarters as a result of monthly payments and a prepayment of $1.4 million in July of 2012. On July 18, 2013, we repaid the entire outstanding principal balance of the mortgage and all accrued interest. Consequently, we expect interest expense to be lower in future periods. Other expense, net represents an increase of $0.6 million and $0.4 million during the three and six month periods ended June 29, 2013, and June 30, 2012, respectively. The increase during the three month period ended June 29, 2013, compared to the same period of 2012 is primarily due to a $0.5 million net increase in fair value of contingent consideration payable as a result of fluctuation of unobservable inputs. The increase during the six month period ended June 29, 2013, compared to the same period of 2012 is primarily due to a $0.8 million net increase in fair value of contingent consideration payable as a result of fluctuation of unobservable inputs, offset by a $0.2 million reduction of foreign exchange loss.
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
We recorded a tax benefit of $2.4 million and $0.5 million for the three month periods ended June 29, 2013, and June 30, 2012, respectively. We recorded a tax benefit of $6.6 million and a tax provision of $1.5 million for the six month periods ended June 29, 2013, and June 30, 2012, respectively. The change during the three and six months ended June 29, 2013, compared to the corresponding periods in 2012, is primarily due to our net loss for the quarter and six months ended June 29, 2013, as well as a one-time benefit of $0.5 million recorded during the three month period ended March 30, 2013 related to the retroactive reinstatement of the 2012 federal R&D Tax Credit.

As of June 29, 2013, we continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of accrued penalties and interest is not material for the three and six month periods ended June 29, 2013. We reduced our unrecognized tax benefits by an immaterial amount during the three and six month periods ended June 29, 2013, as a result of a lapse of statute of limitations in Japan. During the next twelve months, we anticipate an increase in our unrecognized tax benefits of approximately $0.7 million.

Liquidity and Capital Resources
During the first half of 2012, we implemented an ongoing investment strategy of maintaining a portion of our cash and investments in available-for-sale investments with the objective of preserving capital and maintaining liquidity while mitigating concentration risk and increasing yields. Our policy is to maintain a marketable securities portfolio consisting of highly rated investments that may include: obligations issued by the US Treasury and its agencies, corporate bonds and commercial paper, tax exempt debt obligations of US municipalities, and time deposits at commercial banks. Our policy is that, with the exception of US treasury and agency issues, no single issue at the time of purchase, may exceed 5% of the total portfolio or have a duration exceeding 2 years. At June 29, 2013, and December 29, 2012, we held marketable securities of $47.2 million and $47.0 million, respectively.
We have historically relied on cash flow from operations, borrowings under a credit facility and mortgage, and issuances of equity securities for our liquidity needs. At June 29, 2013, our cash, cash equivalents, and marketable securities totaled $86.3 million and working capital was $143.5 million, compared to $109.9 million and $158.6 million, respectively, as of December 29, 2012.
Our principal cash requirements include working capital, capital expenditures, payment of taxes and payment of principal and interest on borrowings. In addition, we regularly evaluate our ability to repurchase our common stock, pre-pay outstanding debt, and acquire other businesses and technologies.

Cash flows from operating activities -
Cash used by operating activities for the six month period ended June 29, 2013, was $17.0 million, which resulted primarily from the following factors: net loss of $10.1 million and a $11.8 million decrease in non-cash working capital offset in part by non-cash items of $5.0 million. Non-cash items primarily consisted of depreciation and amortization expense of $4.3 million, stock based compensation of $3.2 million, inventory write down of $2.8 million, and a $1.0 million increase in the fair value of contingent consideration, offset in part by $6.7 million of deferred income taxes. The reduction in non-cash working capital as of June 29, 2013, from December 29, 2012, was primarily due to a $11.1 million increase in accounts receivable as a result of higher sales volumes during the second quarter ended June 29, 2013, and a $4.1 million increase in inventory, partially offset by a $2.5 million decrease in deferred revenue.

Cash provided by operating activities for the six month period ended June 30, 2012, was $2.2 million, which resulted primarily from the following factors: net income of $6.2 million with significant non-cash items including depreciation and amortization of $3.9 million, stock based compensation of $3.1 million, and inventory write down of $1.7 million. This operating cash flow was more than offset by a $13.0 million decrease in non-cash working capital, consisting principally of an increase in accounts receivable of $11.1 million associated with the increase in revenues over the fourth quarter of 2011; an increase in prepaid expenses and other assets of $1.8 million associated principally with prepaid taxes, and a decrease in accounts payable and other accrued liabilities of $3.1 million, which included a $2.5 million payment of the legal settlement accrued at December 31, 2011. The non-cash working capital decrease was partly offset by an increase in deferred revenue of $4.2 million.

Cash flows from investing activities -
For the six month period ended June 29, 2013, $23.5 million of cash was used for purchases of marketable securities, and $2.0 million for capital asset purchases. These outflows were offset by $22.8 million cash received from maturities of marketable securities.
For the six month period ended June 30, 2012, $15.9 million of cash was used for investing activities consisting of $13.8 million for the purchase of marketable securities, and $2.6 million for capital asset purchases. These outflows were offset by $0.5 million cash received from the escrow related to the acquisition of Nanda due to post closing working capital adjustments.
Cash flows from financing activities -
For the six month period ended June 29, 2013, $3.3 million was used for financing activities primarily composed of $5.0 million used to repurchase common stock, $0.5 million used to repay debt obligations, and a $0.4 million reduction related to the effect of excess tax benefits from the exercise of stock options. These payments were partially offset by $2.9 million, net of tax, received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program.
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

The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of June 29, 2013 was $20.0 million. As of June 29, 2013, we were not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of June 29, 2013, or December 31, 2012. Although management has no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Mortgage Loan - In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bears interest at the rate of 7.18% per annum, which rate will be reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, we can make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011, to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2012, we prepaid $1.4 million of the loan, respectively, representing 20% of the outstanding balance at the time of prepayment. As of June 29, 2013, the outstanding balance of the loan was $4.8 million, compared to $5.3 million at December 29, 2012.

On July 18, 2013, we repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. We did not incur any fees associated with the prepayment of the loan.

Repurchases of Common Stock - On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, we repurchased and retired 250,400 shares our common stock at the weighted average price of $14.15 per share during fiscal 2012. During the three months ended March 30, 2013, we repurchased and retired 332,771 shares our common stock at the weighted average price of $15.03 per share. We did not repurchase any of our common stock during the three months ended June 29, 2013. As of June 29, 2013, we had repurchased and retired 583,171 shares of our common stock at a weighted average price of $14.65 per share under this authorization, and there remained $11.5 million available for the future repurchase of shares of common stock.

Business Partnership - On June 17, 2009, we announced a strategic business relationship with Zygo under which we purchased inventory and certain other assets including the UniFire system from Zygo and the two companies entered into a supply agreement. We will make payments to Zygo (with an estimated present value of $3.2 million as of June 29, 2013, compared to $2.5 million as of December 29, 2012) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.2 million to Zygo in each of the six month periods ended June 29, 2013, and June 30, 2012.

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

Off-Balance Sheet Arrangements

As of June 29, 2013, we had no off-balance sheet arrangements or obligations.

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

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, has designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls' objectives will be met. However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Nanometrics have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system's design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system's control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

We have not granted any equity awards outside of our approved stock plans, nor made any unregistered sales of equity securities in the three and six month periods ended June 29, 2013.
During the three month period ended June 29, 2013, we did not repurchase any of our common stock under any share repurchase program, and there remains $11.5 million available for the future repurchase of shares of our common stock.

ITEM 6.	EXHIBITS
The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1(3)	2005 Equity Incentive Plan, as amended

31	Rule 13a-14(a)/15d-14(a) Certifications

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 29, 2013, and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013, and June 30, 2012 (iii) Condensed Consolidated Statements of Cash Flows for the six months June 29, 2013, and June 30, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the Securities and Exchange Commission (“SEC”) on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the SEC on April 12, 2012.

(3)	Incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A (SEC File No. 000-13470) filed with the SEC on April 10, 2013.

(4)	Filed herewith.

(5)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ RONALD W. KISLING
Ronald W. Kisling
Chief Financial Officer
Dated: August 2, 2013

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1(3)	2005 Equity Incentive Plan, as amended

31	Rule 13a-14(a)/15d-14(a) Certifications

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 29, 2013, and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013, and June 30, 2012 (iii) Condensed Consolidated Statements of Cash Flows for the six months June 29, 2013, and June 30, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the Securities and Exchange Commission (“SEC”) on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the SEC on April 12, 2012.

(3)	Incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A (SEC File No. 000-13470) filed with the SEC on April 10, 2013.

(4)	Filed herewith.

(5)	Furnished herewith.