Form 10-Q
period 2013-09-28
NANOMETRICS INC
filed 2013-11-07
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒
As of November 4, 2013 there were 23,349,469 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 28, 2013

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 28, 2013, and December 29, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 28, 2013, and September 29, 2012 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Nine Month Periods Ended September 28, 2013, and September 29, 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 28, 2013, and September 29, 2012 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

Signatures		35

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,833	$62,915
Marketable securities	49,057	46,993
Accounts receivable, net of allowances of $227 and $82, respectively	22,924	21,388
Inventories	36,543	39,659
Inventories-delivered systems	2,313	2,274
Prepaid expenses and other	7,534	7,492
Deferred income tax assets	18,091	8,593
Total current assets	180,295	189,314
Property, plant and equipment, net	46,597	43,213
Goodwill	11,580	11,352
Intangible assets, net	8,559	10,980
Deferred income tax assets	3,566	3,671
Other assets	723	924
Total assets	$251,320	$259,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,967	$6,398
Accrued payroll and related expenses	7,982	6,670
Deferred revenue	11,272	8,485
Other current liabilities	8,043	7,822
Income taxes payable	325	424
Current portion of debt obligations	—	928
Total current liabilities	39,589	30,727
Deferred revenue	3,531	4,307
Income taxes payable	2,334	2,135
Other long-term liabilities	2,064	2,140
Debt obligations	—	4,374
Total liabilities	47,518	43,683
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 23,316,477 and 23,250,429, respectively, issued and outstanding	23	23
Additional paid-in capital	241,879	238,326
Accumulated deficit	(38,552)	(23,850)
Accumulated other comprehensive income	452	1,272
Total stockholders’ equity	203,802	215,771
Total liabilities and stockholders’ equity	$251,320	$259,454
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues:
Products	$30,164	$32,314	$69,776	$121,728
Service	8,880	11,624	28,372	30,883
Total net revenues	39,044	43,938	98,148	152,611
Costs of net revenues:
Cost of products	18,116	15,778	40,908	63,224
Cost of service	4,469	5,379	14,510	15,507
Amortization of intangible assets	658	629	1,963	1,903
Total costs of net revenues	23,243	21,786	57,381	80,634
Gross profit	15,801	22,152	40,767	71,977
Operating expenses:
Research and development	8,926	7,176	24,695	22,296
Selling	6,758	6,308	20,303	20,560
General and administrative	5,424	4,861	16,442	16,525
Amortization of intangible assets	195	193	588	580
Restructuring charge	1,740	—	1,740	—
Total operating expenses	23,043	18,538	63,768	59,961
Income (loss) from operations	(7,242)	3,614	(23,001)	12,016
Other income (expense)
Interest income	7	28	51	113
Interest expense	(118)	(262)	(549)	(795)
Other expense, net	(334)	(121)	(930)	(345)
Total other expense, net	(445)	(355)	(1,428)	(1,027)
Income (loss) before income taxes	(7,687)	3,259	(24,429)	10,989
Provision for (benefit from) income taxes	(3,133)	1,356	(9,727)	2,877
Net income (loss)	$(4,554)	$1,903	$(14,702)	$8,112
Net income (loss) per share:
Basic	$(0.20)	$0.08	$(0.63)	$0.35
Diluted	$(0.20)	$0.08	$(0.63)	$0.34
Shares used in per share calculation:
Basic	23,261	23,310	23,247	23,351
Diluted	23,261	23,760	23,247	23,874
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$(4,554)	$1,903	$(14,702)	$8,112
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,142	1,108	(837)	190
Net change on unrealized gains (losses) on available-for-sale investments	20	1	17	(3)
Other comprehensive loss	1,162	1,109	(820)	187
Comprehensive income (loss)	$(3,392)	$3,012	$(15,522)	$8,299

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income (loss)	$(14,702)	$8,112
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,536	5,991
Stock-based compensation	5,912	4,535
Excess tax benefit from equity awards	467	(939)
Loss on disposal of fixed assets	173	246
Inventory write down	6,307	2,602
Deferred income taxes	(9,659)	2,948
Changes in fair value of contingent consideration	1,045	307
Changes in assets and liabilities:
Accounts receivable	(1,818)	(831)
Inventories	(7,173)	(429)
Inventories-delivered systems	(300)	(571)
Prepaid expenses and other	820	(1,655)
Accounts payable, accrued and other liabilities	6,798	(12,242)
Deferred revenue	2,044	4,418
Income taxes payable	(363)	283
Net cash provided by (used in) operating activities	(3,913)	12,775
Cash flows from investing activities:
Maturities of marketable securities	38,030	500
Escrow payment received related to Nanda acquisition	—	508
Sales of marketable securities	—	3,000
Purchases of marketable securities	(40,797)	(40,929)
Purchases of property, plant and equipment	(3,516)	(3,705)
Net cash used in investing activities	(6,283)	(40,626)
Cash flows from financing activities:
Payments of contingent consideration	(735)	(232)
Repayments of debt obligations	(5,224)	(1,989)
Proceeds from sale of shares under employee stock option and purchase plans	3,192	3,463
Excess tax benefit from equity awards	(467)	939
Taxes paid on net issuance of stock awards	(86)	(16)
Repurchases of common stock	(5,000)	(4,960)
Net cash used in financing activities	(8,320)	(2,795)
Effect of exchange rate changes on cash and cash equivalents	(566)	411
Net decrease in cash and cash equivalents	(19,082)	(30,235)
Cash and cash equivalents, beginning of period	62,915	97,699
Cash and cash equivalents, end of period	$43,833	$67,464
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

Basis of Presentation – The accompanying condensed consolidated financial statements ("financial statements") have been prepared on a consistent basis with the audited consolidated financial statements as of December 29, 2012, and include all normal recurring adjustments necessary to fairly present the information set forth therein. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income (loss),” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in “Other income (expense)” in the consolidated statements of operations in the period incurred and consists of a $0.4 million loss and a $0.1 million loss for the three-month periods ended September 28, 2013, and September 29, 2012, respectively, and a $0.4 million loss in both the nine-month periods ended September 28, 2013, and September 29, 2012.

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

Note 2. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company expects adoption of this standard to cause a balance sheet reclassification reducing long-term liability and deferred tax assets.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02") to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements, which we have done within Note 13 - "Equity and Stock Based Compensation Plans". ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the period ending March 30, 2013, and is applied prospectively.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands):

	September 28, 2013				December 29, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$748	$—	$—	$748	$109	$—	$—	$109
Commercial paper	—	—	—	—	—	2,600	—	2,600
Municipal securities	—	—	—	—	—	—	—	—
Total cash equivalents	748	—	—	748	109	2,600	—	2,709

Marketable securities:
U.S. Treasury securities and U.S. Government agency securities	20,738	—	—	20,738	20,568	—	—	20,568
Commercial paper, corporate debt securities, and municipal securities	—	28,319	—	28,319	—	26,425	—	26,425
Total marketable securities	20,738	28,319	—	49,057	20,568	26,425	—	46,993
Total (1)	$21,486	$28,319	$—	$49,805	$20,677	$29,025	$—	$49,702

Liabilities:
Contingent consideration payable	$—	$—	$2,772	$2,772	$—	$—	$2,462	$2,462

(1) Excludes $43.1 million and $60.2 million held in operating accounts as of September 28, 2013, and December 29, 2012, respectively.

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

Refer to Note 11 "Line of Credit and Debt Obligations" for the carrying value and fair value of the Company's debt obligations.

Changes in Level 3 liabilities (in thousands)
Fair value at December 29, 2012	$2,462
Payments made to Zygo Corporation	(735)
Change in fair value included in earnings	1,045
Fair Value at September 28, 2013	$2,772
As of September 28, 2013, the Company had liabilities of $2.8 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”) which are measured at fair value on a recurring basis, with changes in fair value recorded in other income or expenses. Of the $2.8 million of Zygo liabilities at September 28, 2013, $1.0 million was a current liability and $1.8 million was a long-term liability. In the third quarter ended September 28, 2013, the Company revised its forecast for the number of units it expects to purchase from Zygo in future periods, and recorded a related increase in the fair value of the Zygo liabilities associated with the revised forecast. As of December 29, 2012, the liabilities totaled $2.5 million of which $0.7 million was a current liability and $1.8 million was a long-term liability.

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

Note 4. Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale investments as of September 28, 2013, and December 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
September 28, 2013
Cash	$43,085	$—	$—	$43,085
Cash equivalents:
Money market funds	748	—	—	748
Marketable securities:
Commercial paper	950	—	—	950
U.S. Treasury securities	5,048	—	—	5,048
U.S. Government agency securities	15,685	8	(4)	15,689
Municipal securities	8,546	11	—	8,557
Corporate debt securities	18,803	16	(6)	18,813
Total cash, cash equivalents, and short-term investments	$92,865	$35	$(10)	$92,890

December 29, 2012
Cash	$60,206	$—	$—	$60,206
Cash equivalents:
Money market funds	109	—	—	109
Commercial paper	2,600	—	—	2,600
Short-term investments:
Commercial paper	3,199	—	—	3,199
U.S. Treasury Securities	4,996	1	—	4,997
U.S. Government agency securities	15,567	6	(2)	15,571
Municipal securities	5,396	1	(1)	5,396
Corporate debt securities	17,837	2	(9)	17,830
Total cash, cash equivalents, and short-term investments	$109,910	$10	$(12)	$109,908

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of September 28, 2013, and December 29, 2012, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity.
Both the gross unrealized gains and gross unrealized losses for the three and nine month periods ended September 28, 2013, and September 29, 2012, were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of September 28, 2013, and December 29, 2012, had maturity dates of less than two years and none were invested in foreign entities.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Note 6. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 1.21% to 1.475% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $0.6 million and $1.2 million of receivables during the three month periods ended September 28, 2013, and September 29, 2012, respectively, and sold $5.2 million and $4.8 million of receivables during the nine month periods ended September 28, 2013, and September 29, 2012, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at September 28, 2013, and December 29, 2012.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

	At
	September 28, 2013	December 29, 2012
Raw materials and sub-assemblies	$19,349	$22,477
Work in process	8,392	5,812
Finished goods	8,802	11,370
Inventories	36,543	39,659
Inventories-delivered systems	2,313	2,274
Total inventories	$38,856	$41,933

The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

Note 8. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	At
	September 28, 2013	December 29, 2012
Land	$15,569	$15,573
Building and improvements	19,404	19,231
Machinery and equipment	28,299	21,523
Furniture and fixtures	2,359	2,228
Capital in progress	5,020	4,377
Total property, plant and equipment, gross	70,651	62,932
Accumulated depreciation	(24,054)	(19,719)
Total property, plant and equipment, net	$46,597	$43,213
Total depreciation expense for the three month periods ended September 28, 2013, and September 29, 2012, was $1.4 million and $1.3 million, respectively, and for the nine month periods ended September 28, 2013, and September 29, 2012, was $4.0 million and $3.5 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9. Intangible Assets
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 28, 2013, and December 29, 2012, consisted of the following (in thousands):

	Adjusted cost as of	Accumulated amortization as of	Net carrying amount as of
	September 28, 2013	September 28, 2013	September 28, 2013
Developed technology	$17,948	$(10,313)	$7,635
Customer relationships	9,558	(9,166)	392
Brand names	1,927	(1,675)	252
Patented technology	2,252	(1,972)	280
Trademark	80	(80)	—
Total	$31,765	$(23,206)	$8,559

	Adjusted cost as of December 29, 2012	Accumulated amortization as of December 29, 2012	Net carrying amount as of December 29, 2012
Developed technology	$17,700	$(8,277)	$9,423
Customer relationships	9,538	(8,643)	895
Brand names	1,927	(1,599)	328
Patented technology	2,252	(1,922)	330
Trademark	80	(76)	4
Total	$31,497	$(20,517)	$10,980

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from 2 years to 10 years. Total amortization expense for each of the three month periods ended September 28, 2013, and September 29, 2012, was $0.9 million and $0.8 million, and for the nine month periods ended September 28, 2013, and September 29, 2012, was $2.6 million and $2.5 million, respectively.

At September 28, 2013, estimated future amortization expense of intangible assets were as follows (in thousands):

Fiscal years	Amount
2013	$776
2014	3,067
2015	2,379
2016	1,901
2017	230
Thereafter	206
Total future amortization expense	$8,559

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	At
	September 28, 2013	December 29, 2012
Accrued warranty	$3,402	$4,203
Accrued professional services	771	584
Customer deposits	866	73
Fair value of contingent consideration	1,041	649
Other	1,963	2,313
Total other current liabilities	$8,043	$7,822

Note 11. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	At
	September 28, 2013	December 29, 2012
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	—	5,302
Total debt obligations	—	5,302
Current portion of debt obligations	—	(928)
Long-term debt obligations	$—	$4,374

Line of Credit - On April 23, 2012, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to April 30, 2014, (ii) to decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) to reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of September 28, 2013, was $11.2 million. As of September 28, 2013, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of September 28, 2013. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.

Mortgage Loan - In July 2008, the Company entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising the Company's principal offices in Milpitas, California. The loan initially bore interest at the rate of 7.18% per annum, which rate was scheduled to reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments were based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest was due on August 1, 2018. According to the terms of the loan agreement, the Company could make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011, to Sterling Saving Bank; however, no changes were made to the terms of the original

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

loan agreement with GE as a result of the sale. In July 2012, the Company prepaid $1.4 million of the loan, representing 20% of the outstanding balance at the time of prepayment. On July 18, 2013, the Company repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. As of September 28, 2013, there was no outstanding balance on the loan.

The Company's level 2 valuation estimate of the fair value of its debt is based on the interest rates for similar debt instruments issued by other entities with credit ratings comparable to the Company's. The estimated fair value of the debt as of December 29, 2012 was $5.7 million.

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
A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations for the three and nine month periods ended September 28, 2013, and September 29, 2012, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted average common shares outstanding used in basic net income (loss) per share calculation	23,261	23,310	23,247	23,351
Dilutive common stock equivalents, using treasury stock method	—	450	—	523
Shares used in diluted net income (loss) per share computation	23,261	23,760	23,247	23,874

Since the Company had a net loss for the three and nine month periods ended September 28, 2013, 410 and 387 potentially dilutive securities, respectively, were not included in the computation of diluted shares for the periods as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same for the three and nine month periods ending September 28, 2013.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock Options
Expected life	4.6 years	4.6 years	4.5 years	4.5 years
Volatility	64.38%	75.44%	71.04%	77.96%
Risk free interest rate	1.52%	0.74%	1.00%	0.84%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	25.94%	38.58%	26.75%	45.47%
Risk free interest rate	0.10%	0.16%	0.11%	0.12%
Dividends	—	—	—	—
The weighted average fair value per share of the stock options awarded in the three month periods ended September 28, 2013, and September 29, 2012, was $7.75 and $8.94, respectively, and in the nine month periods ended September 28, 2013, and September 29, 2012, was $8.55 and $10.5, respectively, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the nine month period ended September 28, 2013, is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2012	2,020,319	$12.01	4.44	$6,770
Exercised	(218,474)	7.46
Granted	374,700	15.22
Cancelled	(121,881)	15.10
Outstanding at September 28, 2013	2,054,664	$12.90	4.28	$7,158
Exercisable at September 28, 2013	1,258,894	$11.43	3.49	$6,150
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.05 as of September 28, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three month periods ended September 28, 2013, and September 29, 2012, was $0.2 million and $1.0 million, respectively. The total intrinsic value of options exercised during the nine month periods ended September 28, 2013, and September 29, 2012, was $1.7 million and $4.5 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Units ("RSUs")
A summary of activity for RSUs during the nine month period ended September 28, 2013, is as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding RSU as of December 29, 2012	235,162	$16.32
Granted	292,360	15.41
Released	(85,707)	15.55
Cancelled	(9,518)	14.41
Outstanding RSU as of September 28, 2013	432,297	$16.05

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of products	$55	$50	$153	$128
Cost of service	74	62	204	195
Research and development	412	289	1,092	952
Selling	476	451	1,418	1,374
General and administrative	789	630	2,149	1,886
Restructuring	896	—	896	—
Total stock-based compensation expense	$2,702	$1,482	$5,912	$4,535

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the nine months ended September 28, 2013 (in thousands):

	Defined Benefit Pension Plans	Foreign Currency Translations	Unrealized Gain (Loss) on Investment	Total
Balance as of December 29, 2012	$(179)	$1,453	$(2)	$1,272
Other comprehensive income	—	(837)	17	(820)
Balance as of September 28, 2013	$(179)	$616	$15	$452

Note 15. Warranties
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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance as of beginning of period	$3,519	$4,943	$4,203	$4,797
Accruals for warranties issued during period	801	881	1,924	3,545
Aggregate changes in liabilities related to preexisting warranties	360	206	962	1,364
Settlements during the period	(1,278)	(1,381)	(3,687)	(5,057)
Balance as of end of period	$3,402	$4,649	$3,402	$4,649

Note. 16. Restructuring

The Company recorded a restructuring charge of $1.7 million during the three month period ended September 28, 2013 as a result of its decision to consolidate a portion of its European operations to maximize efficiencies. This amount includes charges primarily related to employee severance and non-cash acceleration of vesting of RSUs in the amount of $0.8 million and $0.9 million, respectively. No cash payments related to employee severance have been made as of September 28, 2013. The Company expects to complete this restructuring plan by May 2014 and expects to incur an additional $0.2 million over the next seven months.
At September 28, 2013, the components of the Company's restructuring reserve of $0.8 million consist primarily of employee severance expenses and were included in the accompanying condensed consolidated balance sheet with other current liabilities. The following table summarizes restructuring related activities (in thousands):

Employee severance and benefits
Balance as of December 29, 2012	$—
Charges	1,740
Cash Payments	—
Non-cash acceleration of vesting of RSUs	(896)
Balance as of September 28, 2013	$844

Note 17. Income Taxes

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

The Company recorded a tax benefit of $3.1 million and a tax provision of $1.4 million for the three month periods ended September 28, 2013, and September 29, 2012, respectively. The Company recorded a tax benefit of $9.7 million and a tax provision of $2.9 million for the nine month periods ended September 28, 2013, and September 29, 2012, respectively. The change during the three and nine months ended September 28, 2013, compared to the corresponding periods in 2012, is primarily due to a net loss recorded by the Company in the three and nine months ended September 28, 2013, as well as a one-time benefit of $0.6 million recorded during the three month period ended March 30, 2013, related to the retroactive reinstatement of the 2012 federal R&D Tax Credit.
As of September 28, 2013, the Company continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest is not material for the nine month period ended September 28, 2013. The Company reduced its unrecognized tax benefits by an immaterial amount during the nine month period ended September 28, 2013 as a result of a lapse of statute of limitations in Japan.  During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.7 million.

Note 18. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with which it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying unaudited consolidated balance sheets as of September 28, 2013, and December 29, 2012.

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total net revenues:
United States	$15,665	$6,888	$41,426	$32,337
China	901	1,270	6,952	3,907
Japan	2,387	5,896	9,617	12,746
South Korea	9,805	18,554	18,946	75,663
Israel	486	147	1,248	6,623
Taiwan	3,737	6,233	6,959	12,105
Singapore	2,157	792	6,602	1,579
All Other	3,906	4,158	6,398	7,651
Total net revenues	$39,044	$43,938	$98,148	$152,611

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	At
	September 28, 2013	December 29, 2012
Long-lived tangible assets:
United States	$43,771	$40,600
Japan	107	148
South Korea	476	520
All Other	2,243	1,945
Total long-lived tangible assets	$46,597	$43,213

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following customers accounted for 10% or more of total accounts receivable:

	At
	September 28, 2013	December 29, 2012
Intel Corporation	10.0%	12.3%
SK Hynix	46.0%	***
Samsung Electronics Co. Ltd.	***	***
Micron Technology, Inc.	***	***
Taiwan Semiconductor Mfg. Co.	***	17.3%

*** The customer accounted for less than 10% of total accounts receivable for that period.

The following customers accounted for 10% or more of total revenue

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Intel Corporation	34.3%	15.3%	29.8%	20.1%
SK Hynix	23.3%	24.1%	17.5%	18.9%
Samsung Electronics Co. Ltd.	***	17.4%	9.4%	31.6%
Taiwan Semiconductor Mfg. Co.	***	12.8%	***	***

Note 20. Stock Repurchase

On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of the Company's common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, the Company repurchased and retired 250,400 shares of the Company's common stock at the weighted average price of $14.15 per share during fiscal 2012. During the three months ended March 30, 2013, the Company repurchased and retired 332,771 shares of the Company's common stock at the weighted average price of $15.03 per share. The Company did not repurchase any of its common stock during the three months ended September 28, 2013. As of September 28, 2013, the Company had repurchased and retired 583,171 shares of the Company's common stock at a weighted average price of $14.65 per share under this authorization, and there remained $11.5 million available for the future repurchase of shares of common stock.

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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in Part II, Item 1A “Risk Factors” and elsewhere in this document, and in Part I Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In particular our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products; timing of orders, shipments, and acceptance of products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2012, which were included in our 2012 Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on March 12, 2013, and (ii) our other filings with the SEC.
We are an innovator in the field of metrology and inspection systems for semiconductor manufacturing and other industries. Our systems are designed to precisely monitor film thickness and critical dimensions that are necessary to control the manufacturing process and to identify defects that can affect production yields and performance.
Principal factors that impact our revenue growth include capital expenditures by manufacturers of semiconductors to increase capacity and to enable their development of new technologies, and our ability to take market share. The increasing complexity of the manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems, as are the adoption of optical critical dimension metrology across fabrication processes, adoption of immersion lithography and double patterning, adoption of new types of thin film materials, the adoption of advanced packaging strategies and wafer backside inspection and the need for improved process control to drive process efficiencies. Our strategy is to continue to innovate organically as well as to evaluate strategic acquisitions to address business challenges and opportunities.
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades ("services'') for the installed base of our products. For the three months ended September 28, 2013, we derived 77.3% of our total net revenues from product sales and 22.7% of our total net revenues from services. For the nine months ended September 28, 2013, we derived 71.1% of our total net revenues from product sales and 28.9% of our total net revenues from services.

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
Automated Standalone Systems
Our automated systems are made up of both semi-automated and fully automated metrology systems which are employed in both high-volume and low-volume production environments. The Atlas® II, Atlas XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD®"), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFire® system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARKTM defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.
We continue to offer automated products for 200mm factories running at 90nm nodes and above, as well as systems supporting micro-electrical mechanical systems (“MEMS”). Our Q240AT is a 200mm overlay metrology system that extends the technology capability of our customers' existing factories.
System Platform
The Lynx platform enables cluster metrology factory automation for improved cost of ownership to our customers by combining our Atlas II, IMPULSE®, UniFire metrology and SPARK inspection systems in configurations to provide high throughput, reduced footprint systems for leading 300mm wafer metrology applications including OCD, overlay, and thin film process control.
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

•
Reduced Number of Customers. Our market is characterized by an ongoing oligopolistic trend which drives customer concentration. Our largest customer accounted for 34.3% of our total revenue for the third quarter of 2013, and our largest customer accounted for 17.4% of our total revenue for the third quarter of 2012. Our largest customer accounted for 29.8% of our total revenue for the first nine months of 2013, and our largest customer accounted for 31.6% of our total revenue for the first nine months of 2012.

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

Results of Operations
Three and Nine Month Periods Ended September 28, 2013 and September 29, 2012
Total net revenues - Our net revenues comprised the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Changes In		September 28, 2013	September 29, 2012	Changes In
			Amount	%			Amount	%
Automated Systems	$22,965	$26,588	$(3,623)	(13.6)%	$51,593	$104,675	$(53,082)	(50.7)%
Integrated Systems	4,453	2,663	1,790	67.2%	8,369	9,453	(1,084)	(11.5)%
Materials Characterization	2,746	3,063	(317)	(10.3)%	9,814	7,600	2,214	29.1%
Total product revenues	30,164	32,314	(2,150)	(6.7)%	69,776	121,728	(51,952)	(42.7)%
Service revenues	8,880	11,624	(2,744)	(23.6)%	28,372	30,883	(2,511)	(8.1)%
Total net revenues	$39,044	$43,938	$(4,894)	(11.1)%	$98,148	$152,611	$(54,463)	(35.7)%

For the three and nine month periods ended September 28, 2013, total product revenues decreased by $2.2 million and $52.0 million, respectively, relative to the comparable 2012 periods. In the three and nine month periods ended September 28, 2013, net revenues from automated systems decreased by $3.6 million and $53.1 million, respectively, relative to the comparable 2012 periods. The year over year decrease in Automated Systems and Integrated Systems was primarily due to a substantial decline in demand and capital spending by two of our largest customers, as a result of their lack of capacity expansion in memory and logic production. Net revenues from our materials characterization products decreased by $0.3 million and increased by $2.2 million in the three and nine month periods ended September 28, 2013, respectively, relative to the comparable 2012 periods. The year over year increase in sales of Materials Characterization was primarily due to non-recurring sales of several relatively high priced products into the bare silicon substrate market in the first quarter of 2013.
For the three and nine month periods ended September 28, 2013, service revenues decreased by $2.7 million and $2.5 million, respectively, relative to the comparable 2012 periods. The decrease in the three month period and the increase in the nine month period was primarily due to upgrades of a large number of installed tools by a customer during the second quarter of 2012 and the first quarter of 2013. Upgrades tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles which determine when customers purchase available upgrades.

With a significant portion of the world's semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin. Our gross margin for product and services was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Product	37.8%	49.2%	38.6%	46.5%
Services	49.7%	53.7%	48.9%	49.8%
The calculation of product gross margin includes both cost of products and amortization of intangible assets. Product gross margin for the three and nine month periods ended September 28, 2013, was 37.8% and 38.6%, respectively, reflecting a decrease of 11.4 percentage points and 7.9 percentage points, respectively, from the comparable periods in 2012. The decrease is primarily due to an adverse impact of additional reserves for excess and obsolete inventory for the discontinued MosaicTM product line in the three months ended September 28, 2013, as well as fixed costs such as fixed overhead, amortization of intangible assets against lower revenue in the three and nine month periods ended September 28, 2013.
The gross margin for our services business was 49.7% and 48.9% for the three and nine month periods ended September 28, 2013, respectively, reflecting a decrease of 4 percentage points and an decrease of 0.9 percentage points, respectively, from the comparable periods in 2012, due principally to decreased upgrade revenues, which typically have higher margins than system sales, and the effects of lower labor and material costs associated with delivery of services under contracts.
Operating expenses. Our operating expenses comprised the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
			Changes in				Changes in
	September 28, 2013	September 29, 2012	Amount	%	September 28, 2013	September 29, 2012	Amount	%
Research and development	$8,926	$7,176	$1,750	24.4%	$24,695	$22,296	$2,399	10.8%
Selling	6,758	6,308	450	7.1%	20,303	20,560	(257)	(1.3)%
General and administrative	5,424	4,861	563	11.6%	16,442	16,525	(83)	(0.5)%
Amortization of intangible assets	195	193	2	1.0%	588	580	8	1.4%
Restructuring	1,740	—	1,740	100.0%	1,740	—	1,740	100.0%
Total operating expenses	$23,043	$18,538	$4,505	24.3%	$63,768	$59,961	$3,807	6.3%
Research and development. Research and development expenses increased $1.8 million for the three month period ended September 28, 2013, over the comparable period in 2012. The result is primarily due to an $1.2 million increase in spending for development projects and related activities and a $0.3 million increase in labor costs.
Research and development expenses increased by $2.4 million for the nine month period ended September 28, 2013, over the comparable period in 2012, primarily due to a $2.6 million increase in spending for development projects and related activities, a $0.2 million increase in depreciation on capital equipment, a $0.2 million increase in facilities costs, offset in part by a $0.6 million decrease in labor costs associated with a decrease in headcount.
Selling. Selling expenses increased by $0.5 million for the three month period ended September 28, 2013, over the comparable period in 2012, primarily due to a $0.2 million increase in depreciation, a $0.1 million increase in marketing costs and a $0.1 million increase in recruiting expenses.
Selling expenses decreased by $0.3 million for the nine month period ended September 28, 2013, over the comparable period in 2012, primarily due to a $0.7 million decrease in labor costs, including bonus expense, a $0.2 million decrease in travel expenses related to lower sales activities, and a $0.2 million decrease in marketing activities, offset in part by a $0.7 million increase in depreciation of additional equipment used by our sales and applications departments and evaluation tools at customers sites, and a $0.3 million increase in recruiting expenses.
General and administrative. General and administrative expenses increased by $0.6 million for the three month period ended September 28, 2013, over the comparable period in 2012, primarily due to a $0.4 million increase in labor costs and a $0.2 million increase in legal and accounting fees.
General and administrative expenses decreased by $0.1 million for the nine month period ended September 28, 2013, over the comparable period in 2012, primarily due to a $0.6 million decrease in facilities expense offset in part by a $0.5 million increase in labor costs.
Amortization of intangible assets. Amortization of intangible assets increased slightly for the three and nine month periods ended September 28, 2013, when compared to the same periods in 2012, due primarily to the fluctuation of foreign currency exchange rates.
Restructuring. We recorded a restructuring charge of $1.7 million during the three month period ended September 28, 2013 as a result of our decision to consolidate a portion of our European operations to maximize efficiencies. This amount includes charges primarily related to employee severance and non-cash acceleration of vesting of RSUs in the amount of $0.8 million and $0.9 million, respectively. No cash payments related to employee severance have been made as of September 28, 2013. We expect to complete this restructuring plan by May 2014, and expect to incur an additional $0.2 million million over the next seven months.
Other Income (expense), net. Our net other income (expense) consisted of the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
			Changes in				Changes in
	September 28, 2013	September 29, 2012	Amount	%	September 28, 2013	September 29, 2012	Amount	%
Interest income	$7	$28	$(21)	(75.0)%	$51	$113	$(62)	(54.9)%
Interest expense	(118)	(262)	144	(55.0)%	(549)	(795)	246	(30.9)%
Other expense, net	(334)	(121)	(213)	176.0%	(930)	(345)	(585)	169.6%
Total other income (expense), net	$(445)	$(355)	$(90)	25.4%	$(1,428)	$(1,027)	$(401)	39.0%

For the three and nine months ended September 28, 2013, compared to the same periods of 2012, interest income declined minimally as the total balances of cash, cash equivalents, and marketable securities remained relatively flat. Interest expense for the three and nine months ended September 28, 2013, was lower than the comparable prior year periods primarily due to a lower principal balance on our mortgage of our headquarters as a result of monthly payments and a prepayment of $1.4 million in July of 2012. On July 18, 2013, we repaid the entire outstanding principal balance of the mortgage and all accrued interest. Consequently, we expect interest expense to be lower in future periods. Other expense, net represents an increase of $0.2 million and $0.6 million during the three and nine month periods ended September 28, 2013, and September 29, 2012, respectively. The increase during the three month period ended September 28, 2013, compared to the same period of 2012 is primarily due to a $0.1 million net increase in fair value of contingent consideration payable. The increase during the nine month period ended September 28, 2013, compared to the same period of 2012 is primarily due to a $0.8 million net increase in fair value of contingent consideration payable, offset by a $0.2 million reduction of foreign exchange loss.
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
We recorded a tax benefit of $3.1 million and $9.7 million for the three month and nine month periods ended September 28, 2013, respectively. We recorded a tax provision of $1.4 million and $2.9 million for the three month and nine month periods ended September 29, 2012, respectively. The change during the three and nine months ended

September 28, 2013, compared to the corresponding periods in 2012, is primarily due to our net loss for the quarter and nine months ended September 28, 2013, as well as a one-time benefit of $0.6 million recorded during the three month period ended March 30, 2013 related to the retroactive reinstatement of the 2012 federal R&D Tax Credit.

As of September 28, 2013, we continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of accrued penalties and interest is not material for the three and nine month periods ended September 28, 2013. We reduced our unrecognized tax benefits by an immaterial amount during the three and nine month periods ended September 28, 2013, as a result of a lapse of statute of limitations in Japan. During the next twelve months, we anticipate an increase in our unrecognized tax benefits of approximately $0.7 million.

Liquidity and Capital Resources
We maintain an ongoing investment strategy of maintaining a portion of our cash and investments in available-for-sale investments with the objective of preserving capital and maintaining liquidity while mitigating concentration risk and increasing yields. Our policy is to maintain a marketable securities portfolio consisting of highly rated investments that may include: obligations issued by the US Treasury and its agencies, corporate bonds and commercial paper, tax exempt debt obligations of US municipalities, and time deposits at commercial banks. Our policy is that, with the exception of US treasury and agency issues, no single issue at the time of purchase, may exceed 5% of the total portfolio or have a duration exceeding 2 years. At September 28, 2013, and December 29, 2012, we held marketable securities of $49.1 million and $47.0 million, respectively.
We have historically relied on cash flow from operations, borrowings under a credit facility and mortgage, and issuances of equity securities for our liquidity needs. At September 28, 2013, our cash, cash equivalents, and marketable securities totaled $92.9 million and working capital was $140.7 million, compared to $109.9 million and $158.6 million, respectively, as of December 29, 2012.
Our principal cash requirements include working capital, capital expenditures, payment of taxes and payment of principal and interest on borrowings. In addition, we regularly evaluate our ability to repurchase our common stock and acquire other businesses and technologies.

Cash flows from operating activities -
Cash used by operating activities for the nine month period ended September 28, 2013, was $3.9 million, which resulted primarily from the following factors: net loss of $14.7 million offset by an increase in non-cash items of $10.8 million. Non-cash items primarily consisted of depreciation and amortization expense of $6.5 million, stock based compensation of $5.9 million, inventory write down of $6.3 million, and a $1.0 million increase in the fair value of contingent consideration, offset in part by $9.7 million of deferred income taxes. The change in non-cash working capital as of September 28, 2013, from December 29, 2012, was primarily due to a $1.8 million increase in accounts receivable during the nine months ended September 28, 2013, and a $7.2 million decrease in inventory (this amount includes a $4.0 million non-cash transfer of inventory to fixed assets), partially offset by a $2.0 million increase in deferred revenue and a $6.8 million increase in accounts payable.

Cash provided by operating activities for the nine month period ended September 29, 2012, was $12.8 million, which resulted primarily from the following factors: net income of $8.1 million, and non-cash items of $15.7 million which consisted primarily of: depreciation and amortization of $7.1 million, deferred income tax of $2.9 million, stock based compensation of $4.5 million, and inventory write down of 1.4 million. This operating cash flow was offset by an $11.0 million decrease in non-cash working capital, consisting principally of an increase in prepaid expenses and other assets of $1.7 million, associated principally with prepaid taxes, and a decrease in accounts payable and other accrued liabilities of $12.2 million, which included a $2.5 million payment of a legal settlement accrued at December 31, 2011, a $1.6 million reduction in accrued payroll and related expenses, and a $1.0 million reduction in accrued professional services fees. The non-cash working capital decrease was partly offset by an increase in deferred revenue of $4.4 million.

Cash flows from investing activities -
For the nine month period ended September 28, 2013, $40.8 million of cash was used for purchases of marketable securities, and $3.5 million for capital asset purchases. These outflows were offset by $38.0 million cash received from maturities of marketable securities.
For the nine month period ended September 29, 2012, $40.6 million of cash was used for investing activities consisting of $40.9 million for the purchase of marketable securities, and $3.7 million for capital asset purchases. These outflows were offset by $3.0 million cash received from sales of marketable securities, $0.5 million cash received from maturity of marketable securities, and $0.5 million cash received from the escrow related to the acquisition of Nanda due to post closing working capital adjustments.
Cash flows from financing activities -
For the nine month period ended September 28, 2013, $8.3 million was used for financing activities primarily composed of $5.0 million used to repurchase common stock, $5.2 million used to repay debt obligations, and a $0.5 million reduction related to the effect of excess tax benefits from the exercise of stock options. These payments were partially offset by $3.2 million, net of tax, received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program.
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

The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of September 28, 2013 was $11.2 million. As of September 28, 2013, we were not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of September 28, 2013, or December 31, 2012. Although management has no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Mortgage Loan - In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bore interest at the rate of 7.18% per annum which rate was scheduled to reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments were based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest was due on August 1, 2018. According to the terms of the loan agreement, we could make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011, to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2012, we prepaid $1.4 million of the loan, respectively, representing 20% of the outstanding balance at the time of prepayment. On July 18, 2013, we repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. We did not incur any fees associated with the prepayment of the loan. As of September 28, 2013, there was no outstanding balance, compared to $5.3 million at December 29, 2012.

Repurchases of Common Stock - On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, we repurchased and retired 250,400 shares our common stock at the weighted average price of $14.15 per share during fiscal 2012. During the three months ended March 30, 2013, we repurchased and retired 332,771 shares our common stock at the weighted average price of $15.03 per share. We did not repurchase any of our common stock during the three months ended September 28, 2013. As of September 28, 2013, we had repurchased and retired 583,171 shares of our common stock at a weighted average price of $14.65 per share under this authorization, and there remained $11.5 million available for the future repurchase of shares of common stock.

Business Partnership - On June 17, 2009, we announced a strategic business relationship with Zygo under which we purchased inventory and certain other assets including the UniFire system from Zygo and the two companies entered into a supply agreement. We will make payments to Zygo (with an estimated present value of $2.8 million as of September 28, 2013, compared to $2.5 million as of December 29, 2012) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of 0.7 million and 0.2 million to Zygo in the nine month periods ended September 28, 2013, and September 29, 2012, respectively.

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

As of September 28, 2013, we had no off-balance sheet arrangements or obligations.

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

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 28, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not granted any equity awards outside of our approved stock plans, nor made any unregistered sales of equity securities in the three and nine month periods ended September 28, 2013.
During the three month period ended September 28, 2013, we did not repurchase any of our common stock under any share repurchase program, and there remains $11.5 million available for the future repurchase of shares of our common stock.

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 28, 2013, and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013, and September 29, 2012 (iii) Condensed Consolidated Statements of Cash Flows for the nine months September 28, 2013, and September 29, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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
Dated: November 7, 2013

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 28, 2013, and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013, and September 29, 2012 (iii) Condensed Consolidated Statements of Cash Flows for the nine months September 28, 2013, and September 29, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the Securities and Exchange Commission (“SEC”) on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the SEC on April 12, 2012.

(3)	Filed herewith.

(4)	Furnished herewith.