Form 10-K
period 2013-12-28
NANOMETRICS INC
filed 2014-03-07
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
As of June 29, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the NASDAQ Global Select Market, was approximately $340.2 million. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant’s common stock outstanding as of March 1, 2014 was 23,756,107.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 28, 2013.

NANOMETRICS INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 28, 2013, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

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
We were incorporated in California in 1975, and reincorporated in Delaware in 2006. We have been publicly traded since 1984 (NASDAQ: NANO). We have been a pioneer and innovator in the field of optical metrology and have an installed base of over 6,500 systems in over 150 production factories worldwide. Our major customers and original equipment manufacturer (“OEM”) partners include Intel Corporation, SK Hynix Semiconductor, Inc., Samsung Electronics Co. Ltd., Micron, Inc. and Taiwan Semiconductor Manufacturing Company Limited.
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
Industry Background
We participate in the sale, design, manufacture, marketing and support of process control systems for thin film metrology, optical critical dimension metrology, advanced 3-D packaging process control, overlay registration, and wafer defect inspection used for semiconductor manufacturing. Semiconductors are primarily packaged as integrated circuits within electronic devices, including consumer electronics, server and enterprise systems, mobile computing devices (including smart phones and tablets), data storage devices, and LEDs, and a multitude of other electronic products being proliferated worldwide. Integrated circuits are made up of semiconductor material layers integrating millions or billions of transistors and other electronic components, connected through a complex wiring scheme of small copper or aluminum wires, ultimately packaged into thin form factors to be mounted on circuit boards or other substrates. Our core focus is the measurement and control of the structure, composition, and geometry of the devices from the transistor layer through advanced wafer-scale packaging to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), thin film head components for hard disk drives, analog devices (e.g., Wi-Fi and 4G radio integrated circuits), and alternative energy devices such as LEDs and solar cells.
Demand for our products continues to be driven by our customers' desire for higher overall chip performance, and improvements in power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The majority of our chip customers manufacture devices in production runs defined by the smallest printed feature and the associated circuit manufacturing methods, known as a technology node. Current production is running at the 28nm node with customers migrating toward 22nm and below, and in some cases our customers are implementing new materials and methods in high volume manufacturing, including materials to reduce power consumption including high dielectric constant (or high-k) materials, fin-fet or tri-gate transistors. To shrink features, new methods including double or quadruple patterning lithography have been deployed. The use of these new materials and methods requires additional process control and we believe has increased demand for our products. Next-generation devices with features smaller than 16nm are in early production, which in turn likely will require new advancements in metrology and inspection capabilities. DRAM memory makers have shifted to 2x node production with development for 2y node devices currently underway (where x or y represent successively smaller geometries). Non-volatile memory makers of NAND and NOR devices are ramping 1x node devices into high volume manufacturing with work extending into early 1y node production and 1z node development as well as simultaneously developing stacked or 3D non-volatile memory structures. Foundry and logic manufacturers are ramping production of both 28nm and 22nm node devices and beginning investment into pilot production of 1x node devices and development of 1y devices. Thin film head components for hard disk drives are also being driven to smaller sizes to support next generation hard disk drives with ever increasing storage capacity requiring continued improvements in read and write head component scaling. We also enable clean energy device manufacturers, such as for LEDs and solar Photo-Voltaics ("PVs"), to achieve higher yields and lower manufacturing costs.
Our Business
We offer a diverse line of process control and inspection products and technologies to address the manufacturing requirements of the semiconductor (and other solid state device) manufacturing industry. Our metrology systems measure and characterize the physical dimensions, material composition, optical and electrical characteristics and other critical parameters of solid state devices, from initial wafer substrate manufacturing through final packaging. For the photolithographic process, thin-film metrology, critical-dimension systems provide control of device dimensions and layer alignment. Advanced packaging technology requires metrology systems to control wafer scale features for through-silicon-via (“TSV”) and flip-chip technologies. Our metrology systems for materials monitor the physical, optical, and electrical characteristics of materials including compound semiconductor, LEDs, solar PVs and silicon wafers. Our defect inspection systems locate large area and microscopic defects on patterned and unpatterned wafers. The system can be used for inspection at nearly every stage of the semiconductor production flow.
We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing industry. In continuance of our goals, we have:

•Introduced new products and applications in every core product line and primary market served;

•
Diversified our product line and served markets through acquisitions, such as: the 2006 acquisition of Accent Optical Technologies, Inc. a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier; the 2009 acquisition of the UniFire™ product line from Zygo Corporation; and the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

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
Automated Standalone Systems
Our automated systems are made up of both semi-automated and fully automated metrology systems which are employed in both high-volume and low-volume production environments. The Atlas® II, Atlas II+, Atlas XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFireTM system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARKTM defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.

We continue to offer automated products for 200mm factories running at 90nm nodes and above, as well as systems supporting micro-electrical mechanical systems (“MEMS”).
System Platform
The Lynx® platform enables cluster metrology factory automation for improved cost of ownership to our customers by combining our Atlas® II and IMPULSE®, UniFire metrology and SPARK inspection systems in configurations to provide high throughput, reduced footprint systems for leading 300mm wafer metrology applications including OCD and thin film process control.
Integrated Systems
Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers and through OEM channels. The IMPULSE® system is our latest metrology platform for OCD, and thin film metrology, and has been successfully qualified on numerous OEM platforms. Our 90x0 system is qualified for OEM and direct sales supporting thin film and OCD applications. Our NanoCD solutions suite is sold in conjunction with our IMPULSE® and legacy 90x0 systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications.
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
Our Vertex™ is a photoluminescence (“PL”) mapping system designed for high-volume compound semiconductor metrology applications including power control and photonics applications. The RPMBlue™ is our latest PL mapping system designed specifically for the HB-LED market. We sell Fourier-Transform Infrared (“FTIR”) automated and manual systems in the QS2200/3300 and QS1200 respectively. The FTIR systems are spectrometers designed for non-destructive wafer analysis for various applications. The NanoSpec® line, including the NanoSpec II products supporting thin film measurement across all applications in both low volume production and research applications.
Our process control systems can be categorized as follows:

System	Market	Applications
System Platform
Lynx	Semiconductor	Platform
OCD Analysis
NanoDiffract	Semiconductor	OCD
NanoGen	Semiconductor	OCD
Automated Standalone Systems
Atlas II/Atlas II+/Atlas XP/Atlas XP+/Atlas-M	Semiconductor	Film Thickness, Film Stress, CD
SPARK	Semiconductor	Defect Inspection and Advanced Packaging Applications
UniFire	Semiconductor	Film Thickness, Overlay, CD, and Advanced Packaging Applications

System	Market	Applications
Integrated Systems
IMPULSE	Semiconductor	Film Thickness, CD
9010 Series	Semiconductor	Film Thickness, CD
9000 Series	Semiconductor	Film Thickness
Trajectory	Semiconductor, Solar PV	Film Thickness, Composition
Materials Characterization Instruments
ECVPro	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
HL5500	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
QS1200	Substrate Semiconductor, Solar PV	Substrate Properties, Film Composition and Thickness
QS2200/3300	Substrate Semiconductor	Substrate Properties, Film Composition
NanoSpec® II	Semiconductor	Film Thickness (Tabletop)
RPMBlueTM	HB-LED	Epitaxial Layer Properties
Stratus	Semiconductor	Substrate Properties, Film Composition and Thickness (Tabletop)
VerteX	Compound Semiconductor, Solar PV, HB-LED	Epitaxial Layer Properties
Customers
We sell our metrology and inspection systems worldwide to several semiconductor manufacturers and equipment suppliers, producers of HB-LEDs, solar PVs, data storage devices, silicon wafers and photomasks. The majority of our systems are sold to customers located in Asia and the United States. Three customers, Intel Corporation, SK Hynix Inc. and Samsung Electronics Co. Ltd., represented 30.0%, 18.4% and 14.4%, respectively, of our total net revenues in fiscal year 2013. Three customers, Samsung Electronics Co. Ltd., Intel Corporation and SK Hynix Inc., represented 27.8%, 22.3% and 16.5%, respectively, of our total net revenues in the fiscal year 2012. Three customers, Samsung Electronics Co. Ltd., Intel Corporation and SK Hynix Inc. represented 30.0%, 16.9% and 11.4%, respectively, of our total net revenues in the fiscal year 2011.
Sales and Marketing
We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China, Singapore,

United Kingdom, France and Italy, and work with selected dealers and sales representatives in Asia and in the United States and other countries. Our employees include our technical applications team, which comprises technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.
Direct exports of our metrology systems to our foreign customers and shipments to our foreign subsidiaries international offices require general export licenses.
Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues, for fiscal years 2013, 2012 and 2011, were as follows:

	2013	2012	2011
United States	32.6%	24.5%	21.9%
South Korea	24.2%	43.5%	38.1%
Japan	8.1%	9.2%	15.1%
All other countries	35.1%	22.8%	24.9%

See Note 19 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for segment and geographical financial information.

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
Service revenue, including sales of replacement parts, represented 25.6%, 21.4%, and 15.3% of total net revenues in 2013, 2012 and 2011, respectively.
Backlog
As of December 28, 2013 and December 31, 2012, our backlog was $13.3 million and $10.0 million, respectively. Backlog includes orders for products, services and upgrades where written customer requests have been received and we expect to ship within 12 months. Orders are subject to cancellation or delay by the customer subject to possible penalties. However, historically, order cancellations have not been significant. Because orders presently in backlog could be canceled or rescheduled and some orders can be received and shipped within the same quarter, we do not believe that current backlog is an accurate indication of our future revenues or financial performance.
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

In automated metrology, our principal competitors are KLA-Tencor Corporation (“KLA-Tencor”) and Nova Measuring Instruments Ltd. ("Nova") for thin film and critical dimension metrology. Our primary competitor in integrated metrology is Nova, while the HB-LED and solar PV markets are served by numerous competitors and no single competitor or group of competitors has established a majority position.
Manufacturing
Our manufacturing operations are in Milpitas, California facility and at various contract manufacturers. It is our strategy to outsource all assemblies that do not contain elements that we believe lead to a direct competitive advantage. The majority of our automated and integrated products are currently manufactured at our Milpitas facility. We also use contract manufacturers in China, Israel, Japan and other locations in the United States. During the manufacturing process, we combine proprietary measurement technology produced in our facilities with components and sub-assemblies obtained from outside suppliers. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

We produce key parts and components and make reasonable efforts to ensure that any externally purchased parts or raw materials are available from multiple suppliers, but this is not always possible. Certain components, sub-assemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers. In June 2009, we signed a supply agreement with Zygo Corporation to supply OEM interferometer sensors for incorporation into the UniFireTM line of products as well as our family of automated metrology systems. We also have an established long-term supply agreement with the JA Woollam Company for supply of our Spectroscopic Ellipsometers for use in our Atlas family of products. Although we seek to reduce our dependence on sole and limited source suppliers, partial or complete loss of these sources could disrupt production, delay scheduled deliveries to customers and have a material adverse effect on our results of operations.

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
Research and Development
We continue to invest in research and development ("R&D") to provide our customers with products that add value to their manufacturing processes and that provide a better and differentiated solution than our competitors, so that our products stay in the forefront of current and future market demands. Whether it is for an advancement of current technology yield and manufacturing improvement, enabling new end device technology, or the development of a new application in our core or emerging markets, we are committed to product excellence and longevity. We have several facilities located worldwide to support these objectives.
In 2013, our R&D investments were focused on new platforms and product upgrade programs, to improve both capability, and cost of ownership. These R&D efforts resulted in the successful product launch of the Atlas II 450mm product in the marketplace, in addition to the Atlas II+, our flagship product for optical critical dimension metrology (OCD). The Atlas II product line extension with the Atlas II+, provides enhanced OCD capability with a significantly lower cost of ownership model. In our integrated markets, the IMPULSE IM system has been further developed for inline lithography track configuration to extend our tool of record position for lithography OCD. We have further leveraged our IMPULSE product to augment our SPARK defect inspection technology capability and platform as a review system. The UniFire system development continued with new system configurations and applications development targeted at advanced packaging applications, including further extensions for advanced packaging applications. After the acquisition of Nanda, which was our macro defect inspection initiative, R&D investment continued on SPARK technology for multiple use cases including enhancements for advanced lithography cluster monitoring, CMP and end of line quality, and advanced packaging applications.
Our R&D spending is focused on appropriate products and technologies. The new products and capabilities that we introduced to the market in 2013 were adopted by customers in key applications Our R&D expenditures for each of the last three fiscal years were as follows:

	Fiscal Year
	2013	2012	2011
Research and Development
R&D Expenditures (in millions)	$32.7	$29.6	$23.3
R&D Expenditures (as percentage of net revenues)	22.7%	16.2%	10.1%
Patents and Intellectual Property
Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology and inspection systems. As at December 28, 2013, we had 194 patents, including foreign patents, with expiration dates ranging from 2014 to 2032. We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to fully protect our technology, and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that the third parties claim, may infringe upon their proprietary rights. For more information, see Item 3, “Legal Proceedings.”
Employees
At December 28, 2013, we employed 536 persons worldwide with sales, applications and service support in key geographic areas aligned with our customer locations. None of our employees are represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.
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

Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of March 11, 2014, are set forth below:

Name	Age	Position
Timothy J. Stultz, Ph.D.	66	President, Chief Executive Officer and Director
Bruce A. Crawford	61	Chief Operating Officer
Ronald W. Kisling	53	Chief Financial Officer
Nancy E. Egan	47	General Counsel
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

The Global economic conditions and the cyclical nature of the semiconductor industry have caused us losses in the past and reductions in available cash, and may, in the future, negatively impact our financial performance.
Global economic conditions, the gradual recovery of the global economy and the cyclical nature of the semiconductor industry have impacted and could impact future customer demand for our products and our financial performance. The degree of this impact will depend on a number of factors, including the timing and extent of recovery of the U.S. and global economy from the recession. Demand for our products is largely dependent on our customers' capital spending on semiconductor equipment, which depends, in large part, on consumer spending, required manufacturing capacity, and customer access to capital. Economic uncertainty, unemployment, higher interest rates, higher tax rates and other economic factors may lead to a decrease in consumer spending and may cause certain customers to cancel or delay placing orders. If we are unable to timely and appropriately adapt to changes resulting from difficult economic conditions, it may cause volatility in our operating results and our business, financial condition and results of operations may be adversely affected.
In addition, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product life cycles and significant volatility in supply and demand. Due to the cyclical nature of the industry, we may need to take actions to reduce costs in the future, which could reduce our ability to significantly invest in research and development at levels we believe are necessary. If we are unable to effectively align our cost structure with prevailing market conditions, our business, financial condition and results of operations may be materially and adversely affected.

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

Historically, a significant portion of our revenues in each quarter and each year has been derived from sales to relatively few customers, and we expect this trend to continue. In fiscal year 2013, three customers represented 30.0%, 18.4% and 14.4%, respectively, or collectively 62.9%, of our total net revenues. There are only a limited number of large companies operating in the semiconductor manufacturing industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the foreseeable future. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our revenues could decline significantly. In addition, because there are a limited number of customers, customers may seek concessions related to price, terms and conditions and intellectual property. Any of these changes could negatively impact our financial performance and results of operations.
We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and significant loss of revenue.
We rely on outside vendors to manufacture many components and subassemblies. Some of the components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. We do not maintain long-term supply agreements with most of our suppliers. We have entered into arrangements with J.A. Woollam Co., Inc. for the purchase of the spectroscopic ellipsometer component incorporated into our advanced measurement systems. We also have supply agreements with MPA and Spectral Systems, and subcontract manufacturing agreements with Fox Semiconductor, IFAT and Toho Technologies. Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

•	we may be unable to obtain an adequate supply of required components;

•	we have reduced control over pricing and the timely delivery of components and subassemblies; and

•	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.
Some of our suppliers have relatively limited financial and other resources. Because the manufacturing of some of these components and subassemblies involves extremely complex processes and requires long lead times, we may experience delays or shortages caused by our suppliers. If we were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we could be forced to redesign our systems, which could increase our cost structure, cause production delays and prevent us from shipping our systems to customers on a timely basis. Any inability to obtain adequate deliveries from our suppliers, or any other circumstance that would restrict our ability to ship our products, could damage relationships with current and prospective customers, harm our business and result in significant loss of revenue. Any inability to manage our manufacturing cost volatility from our suppliers could adversely impact our operating results. If we are successful in growing our sales, the risks to our business from dependence on a single source or a limited group of suppliers will become significantly greater.
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
We believe that sales of integrated metrology systems will continue to be an important source of our revenues. Sales of our integrated metrology systems depend upon the ability of OEMs to sell semiconductor manufacturing equipment products that include or are compatible with our metrology systems as components. If our OEM customers are unable to sell such products, or if they choose to focus their attention on products that do not integrate our systems, our business could suffer. If we were to lose our OEM customers for any reason, our ability to realize sales from integrated metrology systems would be diminished, which would harm our business.

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
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. For example, in November 2011, we acquired Nanda Technologies GmbH, a supplier of high-throughput, high-sensitivity defect inspection technology for semiconductor manufacturing. In June 2009, we entered into a strategic partnership with Zygo under an exclusive OEM supply agreement to provide interferometer sensors to us for incorporation into our UniFire line of products as well as our family of automated metrology systems. However, we may not be able to identify suitable transactions in the future, or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms, or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction.

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

•consolidating and streamlining sales, marketing and corporate operations;
•potential exposure to unknown liabilities of acquired companies;
•loss of key employees and customers of the acquired business; and

•	managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions.

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

In 2013, 2012, and 2011, 67.4%, 75.5% and 78.1%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China, Singapore and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in these countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products and our business would suffer.
Variations in the amount of time it takes for us to sell our systems may cause volatility in our operating results, which could cause our stock price to decline.
Variations in the length of our sales and product acceptance cycles could cause our revenues to fluctuate widely from period to period. Our customers generally take long periods of time to evaluate our metrology systems. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems. The length of time that it takes for us to complete a sale depends upon many factors, including:

•	the efforts of our sales force and our independent sales representatives;

•	the complexity of the customer’s metrology needs;

•	the internal technical capabilities and sophistication of the customer;

•	the customer’s budgetary constraints; and

•	the quality and sophistication of the customer’s current processing equipment.
Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time at which we recognize revenue from that customer, if at all, varies widely. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order, typically range from three to nine months. Occasionally our sales cycles can be much longer, particularly with customers in Asia who may require longer evaluation and acceptance periods. During the sales cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.
If we do complete a sale, customers often purchase only one of our systems and then evaluate its performance for a lengthy period of time before purchasing additional systems. The purchases are generally made through purchase orders rather than through long-term contracts. The number of additional products that a customer purchases, if any, depends on many factors, including a customer’s capacity requirements, and/or shifting to more and advanced manufacturing processes that require more or different products to control. If they change their rate of capacity or have technological change, we cannot compensate for this fluctuation in demand by adjusting the price of our products. The period between a customer’s initial purchase and any subsequent purchases and acceptance is unpredictable and can vary from three months to a year or longer. Variations in the length of this period could cause fluctuations in our operating results, which could adversely affect our stock price.
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
In 2012 we introduced our SPARK inspection solution. In 2012, we introduced the Atlas II +OCD system, a next-generation tool for high performance process control metrology. In 2010, the capability of our NanoCD suite was extended with launches of our new modeling and analysis software, NanoDiffract, and migration to the latest generation of cluster computers for fabrication wide analysis (NanoGen). In 2009, we introduced the Atlas XP+ system as the follow-on to our Atlas metrology system. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our new products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products or future new products or improvements.
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
Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support resources than we do and therefore have the potential to increasingly dominate the semiconductor equipment industry. These competitors may deeply discount products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. As a result, we may fail to continue to compete successfully worldwide.
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
We produce all of our systems in our manufacturing facilities located in Milpitas, California. We use contract manufacturers in China, Japan and the United States. Our manufacturing processes are highly complex and require sophisticated, costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from acts of war, terrorism, political instability, health epidemics, fire, earthquake, flooding or other natural disaster could seriously harm our ability to satisfy our customer order deadlines.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. See “Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies” in Part II, Item 8, Note 1. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in these methods, estimates and judgments could significantly affect our results of operations. In particular, our operating results have been affected by the calculation of share-based compensation expense and by the testing and potential impairment of long-lived assets such as goodwill and other intangible assets. The process of evaluating potential impairments is highly subjective and requires significant judgment, and our results of operations could vary significantly from estimates.
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

Fluctuations in our effective tax rate may affect operating results. Our effective tax rate is subject to fluctuation based on a variety of factors, such as:

•the jurisdictions in which our profits are determined to be earned and taxed;
•changes to tax laws, regulations and interpretations;

•	our ability to obtain approval and the timing of receipt of approval from the Internal Revenue Service of tax elections;
•changes in the valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions and

•	changes in available tax credits.

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
In 2013, we replaced our Enterprise Resource Planning (“ERP”) system used to manage our business and accurately and timely report key data with respect to our results of operations, financial position and cash flows. We are now relying on Oracle R12 for our ERP system. We may experience periodic or prolonged disruption of our IT infrastructure arising out of the conversion to a new ERP system, general use of such systems, periodic upgrades and updates, or external factors that are outside of our control. Any such disruption could adversely affect our ability to complete essential business processes, including our evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other IT systems, our business, operations and financial condition could be adversely affected.

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

As part of our business, we store our data and certain data about our customers in our information technology system. While our system is designed with access security, if a third party gain unauthorized access to our data, including any data regarding our customers, the security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

Recent regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, in August 2012 the United States Securities and Exchange Commission, or SEC, adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of our products, although we have not yet determined the source of the minerals that we use. These new disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings beginning in May 2014. There are and will be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in our products.  Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. If we determine it is necessary to redesign our products to not use conflict minerals, we would incur costs associated with doing so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 28, 2013, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	133,000	Corporate headquarters and manufacturing
Owned	Milpitas, California	3,038	Corporate housing
Owned	Pyoungtack City, South Korea	1,139	Applications and service
Leased	United Kingdom	20,338	Sales, service, manufacturing and engineering
Leased	South Korea	21,341	Sales, service and corporate housing
Leased	Japan	12,286	Sales, service, application, logistics, corporate housing and administrations
Leased	United States	18,426	Engineering, sales and service
Leased	Taiwan	12,065	Sales and service
Leased	China	6,902	Sales and service
Leased	Germany	6,772	Sales and service
Leased	Singapore	4,529	Sales and service
Leased	France	828	Sales and service
Leased	Switzerland	387	Sales and service
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

Market Information for Common Stock
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NANO.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

Fiscal Year 2013	High	Low
First quarter	$16.10	$14.20
Second quarter	$15.73	$13.49
Third quarter	$16.25	$13.41
Fourth quarter	$18.88	$16.10

Fiscal Year 2012	High	Low
First quarter	$20.76	$16.64
Second quarter	$19.00	$14.10
Third quarter	$15.71	$13.71
Fourth quarter	$14.90	$12.65

Stockholders
On February 28, 2014, there were approximately 227 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.
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

$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/08
12/09
12/10
12/11
12/12
12/13
Nanometrics Incorporated
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter of fiscal year 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Over the last five fiscal years, we acquired Nanda Technologies GmbH in fiscal year 2011, and the UniFire™ product line from Zygo Corporation in fiscal year 2009. The results of these acquisitions have been included in our consolidated financial statements since the respective dates of these acquisitions.

	Fiscal Year
	2013	2012	2011	2010	2009 (a)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Products	$107,402	$143,827	$194,774	$154,548	$49,153
Service	36,905	39,054	35,287	33,517	27,554
Total net revenues	144,307	182,881	230,061	188,065	76,707
Costs of revenues:
Cost of products	59,509	75,878	88,579	66,484	26,594
Cost of service	19,489	20,526	18,304	19,328	13,992
Amortization of intangible assets	2,633	2,549	1,077	861	827
Total cost of net revenues	81,631	98,953	107,960	86,673	41,413
Gross profit	62,676	83,928	122,101	101,392	35,294
Operating expenses:
Research and development	32,714	29,585	23,290	18,973	14,672
Selling	27,129	26,457	27,019	21,320	15,072
General and administrative	22,101	21,632	22,901	18,617	15,168
Amortization of intangible assets	701	776	625	695	708
Restructuring charge	1,740	—	—	—	1,134
Legal settlement	—	—	2,500	—	—
Asset impairment and disposition	—	—	—	463	1,899
Total operating expenses	84,385	78,450	76,335	60,068	48,653
Income (loss) from operations	(21,709)	5,478	45,766	41,324	(13,359)
Other expense, net	(1,856)	(859)	(1,182)	(635)	(3,532)
Provision (benefit) for income taxes	(9,419)	154	15,899	(15,259)	(586)
Net income (loss)	$(14,146)	$4,465	$28,685	$55,948	$(16,305)
Basic net income (loss) per share	$(0.61)	$0.19	$1.26	$2.56	$(0.87)
Diluted net income (loss) per share	$(0.61)	$0.19	$1.22	$2.43	$(0.87)
Shares used in per share computation:
Basic	23,290	23,358	22,743	21,855	18,639
Diluted	23,290	23,845	23,480	22,998	18,639
 (a) Fiscal year 2009 included 53 weeks, whereas the other periods presented included 52 weeks.

	Fiscal Year Ended
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$92,862	$109,908	$97,699	$66,460	$43,526
Working capital	141,797	158,587	160,629	135,770	76,771
Total assets	262,834	259,454	267,221	220,025	147,470
Long-term liabilities including current portion of debt obligation	6,504	13,884	17,213	17,142	15,963
Total stockholders’ equity	$207,373	$215,771	$209,992	$170,849	$106,754

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Principal factors that impact our revenue growth include capital expenditures by manufacturers of semiconductors to increase capacity and to enable their development of new technologies, and our ability to improve market share. The increasing complexity of the manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems, as are the adoption of optical critical dimension (“OCD”) metrology across fabrication processes, immersion lithography and double patterning, new types of thin film materials, advanced packaging strategies and wafer backside inspection, and the need for improved process control to drive process efficiencies. Our strategy is to continue to innovate organically as well as to evaluate strategic acquisitions to address business challenges and opportunities.
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. In 2013, we derived 74.4% of our total net revenues from product sales and 25.6% of our total net revenues from services.
Important Themes and Significant Trends
The semiconductor equipment industry is characterized by cyclical growth. Changing trends in the semiconductor industry continue to drive the need for metrology as a major component of manufacturing systems. These trends include:

•
Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Our customers use photolithographic processes to create patterns on wafers. Critical dimensions must be carefully controlled during this process. In advanced node device definition, additional monitoring of thickness and profile dimensions on these patterned structures at CMP, Etch, and Thin Film processing is driving broader OCD adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state-of-the-art devices. Nanometrics OCD technology is broadly adopted across NAND, DRAM, HDD, and logic semiconductor manufacturing processes.

•
Adoption of Advanced Packaging Processes. Our customers use photolithographic, etching, metallization and wafer thinning to enable next generation advanced packaging solutions for semiconductor devices. The new packaging leads to increased functionality in smaller, less expensive form factors.  Advanced packages can be broken down into high density flip chip or bump packages that increase pin density allowing for more complex I/O on advanced CPU parts. Similar or different devices can be stacked at the wafer level using a Through Silicon Via ("TSV") process. The

TSV process enables high density small form factor parts, being primarily driven by mobile consumer products (e.g. cellular telephones with integrated CMOS camera sensors). Increasingly advanced packaging technologies are being adopted by our end customers.

•
Adoption of New Types of Thin Film Materials. The need for ever increasing device circuit speed coupled with lower power consumption has pushed semiconductor device manufacturers to begin the replacement of the traditional aluminum etch back interconnect flows as well as conventional gate dielectric materials, all which drive a broader adoption of thin film and OCD metrology systems. To achieve greater semiconductor device speed, manufacturers have adopted copper in Logic/IDM and it is now proliferating in next generation DRAM and Flash nodes. Additionally, to achieve improved transistor performance in logic devices and higher cell densities in memory devices, new materials including high dielectric constant (or high-k) gate materials are increasingly being substituted for traditional silicon-oxide gate dielectric materials. High-k materials comprise complex thin films including layers of hafnium oxide and a bi-layer of thin film metals. Our advanced metrology and inspection solutions are required for control of process steps, which are critical to enable the device performance improvements that these new materials allow.

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

•
Reduced Number of Customers. Our market is characterized by an ongoing oligopsonistic trend which drives customer concentration. The largest customer accounted for 17.6% of our total revenue in the fiscal year 2001, and the largest customer accounted for 30.0% and 27.8% of our total revenue in the fiscal year 2013 and 2012, respectively.

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of the following accounting policies requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including those discussed below, see Note 1 to our consolidated financial statements.
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
For product sales to existing customers, revenue recognition occurs when title and risk of loss transfer to the customer, which usually occurs upon shipment from our manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria have been met. For initial sales where we have not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met.
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

We regularly evaluate our revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. We allocate the arrangement consideration among the deliverables based on relative best estimated selling price ("BESP"). We have established vendor specific objective evidence ("VSOE") for some of our products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, we use BESP to determine standalone selling price for such deliverable. We do not use third party evidence ("TPE") to determine standalone selling price since this information is not widely available in the market as our products contain a significant element of proprietary technology and the solutions offered differ substantially from our competitors. We have established a process for developing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. We monitor and evaluate BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.

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
Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the inability of our customers to make their required payments. Credit limits are established through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts adequately reflects our risk associated with our receivables. If the financial condition of a customer were to deteriorate, resulting in their inability to make payments, we would assess the necessity of recording additional allowances. This would result in additional general and administrative expenses being recorded for the period in which such determination was made.

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
Product Warranties – We sell the majority of our products with a standard twelve month repair or replacement warranty from the date of acceptance or shipment date. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, we may use warranty information from other previous product introductions to guide us in estimating our warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts in accordance with changes in these factors.

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
Goodwill and Intangible Assets - Intangible assets with finite lives are amortized over their useful lives and are subject to an impairment assessment, as well as an evaluation of the appropriateness of their estimated useful lives, whenever events or changes in circumstances indicate that the carrying amount(s) may not be recoverable. Goodwill and indefinite lived assets are not amortized but tested annually for impairment. The goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2. The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the reporting unit. We may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit.
We perform a Step 0 assessment of the goodwill during the fourth quarter of each fiscal year, or whenever events or circumstances occur which indicate that an impairment may have occurred. As part of this assessment, we consider the trading value of our stock, the industry trends, and our sales forecast and products plans to determine if it is more likely than not that the fair value is higher than the carrying values of our reporting unit. If, after assessing the qualitative factors, we determine that it is not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the Step 1 of the two-step goodwill impairment test. The Step 1 test requires a comparison of the fair value of our reporting unit to its net book value. If the fair value of the reporting unit is greater than its net book value, then no impairment is deemed to have occurred. If the fair value is less, then the Step 2 must be performed to determine the amount, if any, of actual impairment.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of goodwill at the reporting unit level, we make estimates and judgments about future revenues and cash flows for the reporting unit. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: estimated revenue, market segment growth rates and market share assumptions; estimated costs; and appropriate discount rates based on the particular reporting unit's weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also consider our market capitalization on the dates of our impairment tests in determining the fair value of the respective businesses. As part of this assessment, we consider the trading value of our stock and our implied value, as compared to our net assets, as well as the valuation of our acquired businesses. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss. As part of the Step 2 test to determine the amount of goodwill impairment, if any, we allocate the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. When impairment is deemed to have occurred, we will recognize an impairment charge to reduce the carrying amount of our goodwill to its implied fair value.

Income Tax Assets and Liabilities - We account for income taxes such that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets are reduced by a valuation allowance to the extent we cannot conclude that it is more likely than not that a portion of the deferred tax asset will be realized in the future. We evaluate the deferred tax assets on a continuous basis throughout the year to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. Our income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes and changes in our valuation allowance.
Stock-Based Compensation –We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method. The expected volatility is based on the historical volatility of our stock price.
Recent Accounting Pronouncements
See Note 2 of our consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Results of Operations
The following table presents our consolidated statements of operations data as a percentage of total net revenues for fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011.

	Fiscal Year
	2013	2012	2011
Net revenues:
Products	74.4%	78.6%	84.7%
Service	25.6	21.4	15.3
Total net revenues	100.0	100.0	100.0
Costs of net revenues:
Cost of products	41.2	41.5	38.5
Cost of service	13.5	11.2	8.0
Amortization of intangible assets	1.8	1.4	0.4
Total costs of net revenues	56.5	54.1	46.9
Products gross margin	44.6	47.2	54.5
Service gross margin	47.2	47.4	48.1
Total gross margin	43.4	45.9	53.1
Operating expenses:
Research and development	22.7	16.2	10.1
Selling	18.8	14.5	11.7
General and administrative	15.3	11.8	10.0
Amortization of intangibles	0.5	0.4	0.3
Legal settlement	—	—	1.1
Restructuring charge	1.2	—	—
Total operating expenses	58.5	42.9	33.2
Income (loss) from operations	(15.0)	3.0	19.9
Other income (expense):
Interest income	—	0.1	0.1
Interest expense	(0.5)	(0.6)	(0.6)
Other, net	(0.9)	—	—
Total other expense, net	(1.4)	(0.5)	(0.5)
Income (loss) before income taxes	(16.4)	2.5	19.4
Provision (benefit) for income taxes	(6.5)	0.1	6.9
Net income (loss)	(9.9)%	2.4%	12.5%
Fiscal years 2013, 2012 and 2011 ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Total net revenues.
Our net revenues were comprised of the following product lines (in thousands, except percentages):

	Fiscal Year
	2013	2012	Change
Automated systems	$82,924	$119,451	$(36,527)	(30.6)%
Integrated systems	11,412	12,379	(967)	(7.8)%
Materials characterization systems	13,066	11,997	1,069	8.9%
Total product revenue	107,402	143,827	(36,425)	(25.3)%
Service	36,905	39,054	(2,149)	(5.5)%
Total net revenues	$144,307	$182,881	$(38,574)	(21.1)%

	Fiscal Year
	2012	2011	Change
Automated systems	$119,451	$139,261	$(19,810)	(14.2)%
Integrated systems	12,379	25,413	(13,034)	(51.3)%
Materials characterization systems	11,997	30,100	(18,103)	(60.1)%
Total product revenue	143,827	194,774	(50,947)	(26.2)%
Service	39,054	35,287	3,767	10.7%
Total net revenues	$182,881	$230,061	$(47,180)	(20.5)%
In 2013, revenue from products decreased by $36.4 million from 2012, principally due to decreased demand from our customers associated with the industry-wide slowdown in memory-related semiconductor capital spending. Approximately $36.5 million of the decrease was attributable to sales of our Automated Systems (principally Atlas®). Integrated Systems accounted for $1.0 million of the decrease (principally IMPULSE®) while Materials Characterization sales increased by $1.1 million. Service revenue decreased by $2.1 million in 2013 principally due to lower upgrade sales.
In 2012, revenue from products decreased by $50.9 million from 2011, principally due to decreased demand from some of our largest customers, particularly in the second half of 2012. Sales of our Automated Systems (primarily Atlas®, Lynx™, NanoGen®, and Mosaic™) accounted for $19.8 million of the decrease. Integrated Systems accounted for approximately $13.0 million of decrease (primarily 9010 Series and IMPULSE®) and Materials Characterization (primarily QS1200, QS2200/3300, RPMBlue™ and VerteXTM) decreased by $18.1 million. Service revenue increased by $3.8 million in 2012 compared to 2011 principally due to increased demand for upgrades and services provided under customer contracts during 2012.

Gross margin.
Our gross margin breakdown, which does not include amortization of intangible assets, was as follows:

	Fiscal Year
	2013	2012	2011
Products	44.6%	47.2%	54.5%
Service	47.2%	47.4%	48.1%

The gross margin on product revenue decreased to 44.6% in 2013 from 47.2% in 2012. The decrease was due to a change in product mix, and from the 25.3% decrease in revenue during 2013, which resulted in increased fixed costs as a percentage of revenue. The gross margin on service revenue remained relatively flat from 2012 to 2013 with lower sales of the higher gross margin upgrades, partially offset by improved margins for services provided under customer contracts.

The gross margin on product revenue decreased to 47.2% in 2012 from 54.5% in 2011. The decrease was primarily due to lower margins in the first half of 2012 on the newly introduced Atlas II® and lower overall revenue volumes in the second half of 2012 which resulted in increased fixed costs as a percentage of revenue. The gross margin on service revenue in 2012 decreased to 47.4%, compared to 48.1% in 2011, primarily due to a decrease of higher margin upgrade sales in the mix of services revenue.

Operating expenses.

Our operating expenses comprise of the following categories (in thousands, except percentages):

	Fiscal Year
	2013	2012	Change
Research and development	$32,714	$29,585	$3,129	10.6%
Selling	27,129	26,457	672	2.5%
General and administrative	22,101	21,632	469	2.2%
Amortization of intangible assets	701	776	(75)	(9.7)%
Restructuring charge	1,740	—	1,740	NM *
Total operating expenses	$84,385	$78,450	$5,935	7.6%

*	NM = not meaningful

	Fiscal Year
	2012	2011	Change
Research and development	$29,585	$23,290	$6,295	27.0%
Selling	26,457	27,019	(562)	(2.1)%
General and administrative	21,632	22,901	(1,269)	(5.5)%
Amortization of intangible assets	776	625	151	24.2%
Legal settlement	—	2,500	(2,500)	100.0%
Total operating expenses	$78,450	$76,335	$2,115	2.8%
Research and development.
Research and development costs increased by $3.1 million or 10.6% in 2013 compared to 2012 related primarily to investment in new platforms and product upgrade programs to improve capability and lower cost of ownership. This increase consisted primarily of a $1.1 million increase in design costs, a $1.0 million increase in engineering materials, a $0.8 million increase in labor costs, and a $0.1 million increase in travel expenses. Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customer's needs.

Research and development costs increased by $6.3 million or 27.0% in 2012 compared to 2011, primarily related to increased investment in new platforms and product upgrade programs, to improve capability, and lower cost of ownership. This increase consisted primarily of a $2.8 million increase in development projects and related activities, a $1.4 million increase due to labor costs associated with increased headcount largely as a result of the acquisition of Nanda, a $0.8 million increase in depreciation expense and a $0.7 million increase in consulting expense.

Selling.

Selling expenses increased by $0.7 million or 2.5% in fiscal year 2013 compared to fiscal year 2012. The increase in costs is a result of a $0.8 million increase in depreciation expense related to customer evaluation tools and a $0.3 million increase in recruiting expense, partially offset by a $0.4 million decrease in commissions and labor expense.

Selling expenses decreased by $0.6 million or 2.1% in fiscal year 2012 compared to 2011. The decrease was primarily due to a $1.8 million decrease in commission costs and consulting expenses due to overall lower revenue during 2012, partially offset by a $0.7 million increase in depreciation expense and a $0.5 million increase in stock-based compensation.

General and administrative.

General and administrative expenses increased by $0.5 million or 2.2% in fiscal year 2013 compared to 2012. The increase was a result of $0.8 million of higher labor costs, partially offset by $0.3 million in lower telecommunication expenses.

General and administrative expenses decreased by $1.3 million or 5.5% in fiscal year 2012 compared to 2011. The decrease was primarily due to $1.8 million of non-recurring legal and professional fees associated with the acquisition of Nanda in 2011 and a $0.5 million decrease in general legal expense, partially offset by a $0.6 million increase in labor costs and a $0.5 million increase in facilities and software license expense.

Amortization of intangible assets.

Amortization of intangible assets included in operating expenses in fiscal year 2013 decreased by $0.08 million, compared to 2012, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2013.

Amortization of intangibles assets included in operating expenses in fiscal year 2012 increased by $0.2 million or 24.2%, compared to 2011, primarily as a result of the amortization of intangible assets acquired from Nanda for the full year of 2012, partially offset by a reduction in amortization of other intangible assets that became fully amortized in 2012.

Restructuring charge.

We recorded a restructuring charge of $1.7 million during the third quarter of 2013 as a result of our decision to consolidate a portion of our European operations to improve operational efficiencies. This amount includes charges primarily related to employee severance and acceleration of RSUs in the amount of $0.8 million and $0.9 million, respectively. All cash payments related to the restructuring charge were paid in the fourth quarter of fiscal year 2013. We expect to complete this restructuring plan by May 2014, and expect to incur an additional $0.2 million in restructuring charges over the next five months.

Legal settlement.

On January 13, 2012, we entered into a settlement and limited patent cross license agreement with KLA-Tencor to resolve all existing patent litigation between the parties. Pursuant to the settlement agreement, we agreed to make a one-time payment of $2.5 million to KLA-Tencor and agreed to a cross license of the patents that were subject to the litigation. As a result, we recorded a $2.5 million charge to legal settlement in operating expense in the fourth quarter of fiscal year 2011, which was paid in the first quarter of fiscal year 2012.

Other expense, net.

Our other expense, net, consisted of the following items (in thousands, except percentages):

	Fiscal Year
	2013	2012	Change
Interest income	$62	$133	$(71)	(53.4)%
Interest expense	(651)	(1,040)	389	(37.4)%
Other income (expense)	(1,267)	48	(1,315)	NM *
Total other expense, net	$(1,856)	$(859)	$(997)	116.1%

*	NM = not meaningful

	Fiscal Year
	2012	2011	Change
Interest income	$133	$220	$(87)	(39.5)%
Interest expense	(1,040)	(1,336)	296	(22.2)%
Other income (expense)	48	(66)	114	NM *
Total other expense, net	$(859)	$(1,182)	$323	(27.3)%

*	NM = not meaningful

Interest income declined minimally in 2013 from 2012 as the total balances of cash, cash equivalents, and marketable securities remained relatively flat. Interest expense decreased by $0.4 million primarily due to a lower principal balance of the mortgage on our headquarters as a result of monthly payments and a prepayment of $1.4 million in July of 2012. On July 18, 2013, the entire outstanding principal balance of the mortgage and all accrued interest was repaid. Consequently, we expect interest expense to be lower in future periods. Other expense increased by $1.3 million principally due to a $0.4 million increase in foreign exchange loss, and from a $0.8 million increase in fair value of contingent consideration liability as a result of fluctuations in unobservable inputs.

During 2012, interest expense decreased $0.3 million compared to fiscal year 2011, due to $2.2 million of principal payments on the mortgage related to our headquarter facility while both interest income and other income changed minimally in 2012 compared to 2011.
Provision for (benefit from) income taxes.
Our provision (benefit) for income taxes was $(9.4) million, $0.2 million, and $15.9 million in 2013, 2012 and 2011, respectively. The decrease in the tax provision for 2013 from 2012 was primarily attributable to our lower pre-tax earnings as well as a one-time benefit associated with the reinstatement of the federal R&D credit for both fiscal years 2012 and 2013. The decrease in the tax provision for 2012 from 2011 was primarily due to lower pre-tax earnings as well as a one-time benefit associated with the recognition of deferred tax assets related to tax elections made in 2012 to include certain foreign subsidiaries as branches for US income tax purposes.
Our benefit from income taxes for 2013 of $(9.4) million reflects an effective tax rate of 40.0%. This rate differs from the Federal statutory rate of 35.0% was primarily due to the reinstatement of the Federal R&D tax credit, which represented a $1.4 million benefit, as well as the benefit from state income taxes, offset by foreign income being taxed at lower rates and equity compensation expenses for which no current tax deduction is available. Our provision for income taxes for 2012 of $0.2 million reflects an effective tax rate of 3.3%. This rate differs from the Federal statutory rate of 35.0% was primarily due to the benefit associated with the Internal Revenue Service approval of tax elections made in 2012 to treat certain foreign subsidiaries as branches for U.S. income tax purposes, as well as foreign income being taxed at lower rates, offset in part by state income taxes and equity compensation expenses for which no current tax deduction is available.
We maintain valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 ("ATRA"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. ATRA extended the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit was retroactive and included amounts incurred after 2011. The benefit that we received relating to 2012 as a result of the credit extension was $0.6 million. The benefit was recognized in 2013, the year of enactment.
Liquidity and Capital Resources
At December 28, 2013, our cash and cash equivalents, and marketable securities totaled $92.9 million and working capital was $141.8 million, compared to cash and cash equivalents, and marketable securities of $109.9 million and working capital of $158.6 million as of December 29, 2012, and cash and cash equivalents of $97.7 million and working capital of $160.6 million as of December 31, 2011.
Cash flows from operating activities
During the year ended December 28, 2013, cash used by operations was $2.4 million which reflected a net loss of $14.1 million offset by non-cash transactions of $18.7 million and use of $7.0 million in non-cash working capital. Non-cash transactions consisted primarily of depreciation and amortization expense of $8.8 million, stock based compensation of $7.7 million, and inventory write downs of $7.6 million which were partially offset by a $6.9 million decrease in deferred income taxes. The reduction in working capital was primarily due to a $10.4 million increase in accounts receivable, a $11.7 million increase in inventories, and a $1.9 million increase in prepaid expenses, which were partially offset by a $12.7 million increase in deferred revenue and a $4.8 million increase in accounts payable.
During the year ended December 29, 2012, cash provided by operating activities was $24.0 million which reflected net income of $4.5 million and non-cash transactions of $19.8 million, offset by a $0.3 million reduction in non-cash working capital. Non-cash transactions consisted primarily of depreciation and amortization expense of $8.1 million, stock based compensation of $5.9 million, inventory write down of $3.5 million, and a $2.8 million increase in deferred income taxes, offset by excess tax benefit from equity awards of $0.9 million. The reduction in working capital was primarily due to a $12.6 million decrease in accounts payable, accrued and other liabilities, including a $4.9 million reduction in customer deposits, a

$2.5 million decrease in accrued legal settlement, and a $2.3 million decrease in notes payable, offset by a $7.7 million decrease in accounts receivable attributable to lower sales volume and increased efforts on collections, a $2.5 million increase in deferred revenue, a $1.1 million decrease in prepaid expenses and other, and a $0.6 million decrease in inventory.
During the year ended December 31, 2011, cash provided by operations was $54.0 million which reflected net income of $28.7 million, non-cash transactions of $13.3 million and a $12.1 million reduction in non-cash working capital. Non-cash transactions primarily consisted of depreciation and amortization expense of $5.0 million, stock based compensation of $4.5 million, excess tax benefit from equity awards of $3.9 million, inventory write down of $3.4 million, and $3.8 million increase in deferred income taxes. Changes in working capital were mostly due to a $16.1 million decrease in receivables resulting from timing of sales and collections, an increase in inventory of $12.2 million, a $12.4 million increase in accruals related to $4.9 million in customer deposits, $2.5 million in accrued legal settlement, and $5.0 million in accrued income taxes.
Cash flows from investing activities
During the year ended December 28, 2013, investing activities accounted for the use of $7.8 million of cash, of which $2.1 million was for the purchase of marketable securities net of sales and maturities and $5.7 million was for purchases of capital equipment.
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
Cash flows from financing activities
During the year ended December 28, 2013, financing activities accounted for the use of $7.5 million of cash, of which $5.0 million was used for repurchases and retirements of our common stock, $1.0 million was paid to Zygo related to royalties and sustaining engineering payments, $1.2 million was used for taxes on net issuance of stock awards, and $5.2 million was paid on the mortgage on our corporate headquarters. These activities were partially offset by $5.0 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options.
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
During the year ended December 31, 2011, financing activities contributed $3.7 million of cash that was primarily attributable to $7.2 million from issuance of common stock from the employee stock purchase program and the exercise of stock options and a $3.9 million excess tax benefit related to equity awards. These activities were partially offset by $4.3 million used for repurchases and retirements of our common stock, $2.6 million paid on the mortgage on our corporate headquarters, and $0.4 million paid to Zygo related to royalties and sustaining engineering payments.
Line of Credit - On April 13, 2010, we amended our existing revolving line of credit facility to (i) increase the maximum principal amount available from $15.0 million to $20.0 million, (ii) extend the maturity date of such facility by one year to April 30, 2012, and (iii) decrease the unused revolving line commitment fee from 0.25% per annum to 0.1875% per annum. On April 23, 2012, we amended our revolving line of credit facility to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.
The instrument governing the facility includes certain financial covenants regarding net tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. The maximum borrowing allowed on the line of credit is $20.0 million. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base or (b) $20.0 million. The borrowing base available as of December 28, 2013 was $12.3 million. As of December 28, 2013, we were not in breach of any restrictive covenants in connection with our line of credit. There were no borrowings against the line of credit during 2013 or 2012 and there are no amounts outstanding on this facility as of December 28, 2013 or December 29, 2012. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, acquisitions or expansion of our business.

Mortgage Loan - In July 2008, we entered into a mortgage loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bore interest at the rate of 7.18% per annum. Monthly principal and interest payments were based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. Any remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, we could of made annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement as a result of the sale. In July 2012, we prepaid $1.4 million of the loan, representing 20% of the outstanding balance, and in July 2011, we prepaid $1.95 million of the loan, representing 20% of the then outstanding balance. On July 18, 2013, we repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. We did not incur any fees associated with the prepayment of the loan. At December 28, 2013 there was no outstanding balance compared to $5.3 million outstanding at December 29, 2012.

Repurchases of Common Stock - On November 29, 2010, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock, referred to as the 2010 program. Stock repurchases under this program occurred as follows: fiscal year 2010, $0.8 million; fiscal year 2011, $4.3 million; and fiscal year 2012, $4.9 million. As of June 30, 2012, we repurchased and retired an aggregate of 667,406 shares of our common stock at a weighted average price of $14.97 per share under the 2010 program utilizing the entire $10.0 million approved by the Board on November 29, 2010, for the repurchase of shares of our common stock.
On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock, referred to as the 2012 program. On February 22, 2013, an additional $5.0 million was approved for repurchases of our common stock under the 2012 program. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During fiscal year 2012, we repurchased and retired 250,400 shares of our common stock under this approved program at the weighted average price of $14.15 per share.
During fiscal year of 2012, we repurchased and retired a total of 587,766 shares of our common stock at a weighted average price of $14.47 per share collectively under the 2010 and the 2012 programs.

During fiscal year 2013, we repurchased and retired 332,771 shares of our common stock under the 2012 program at the weighted average price of $15.03 per share. As of December 28, 2013, $16.5 million remained available for the future repurchase of shares of our common stock under the 2012 program.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $2.8 million as of December 28, 2013) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $1.0 million and $0.3 million to Zygo in fiscal years 2013 and 2012, respectively. We have evaluated and will continue to evaluate the acquisitions of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays.
Our principal sources of liquidity are cash and cash equivalent, and marketable securities, cash flow generated from our operations, and, to a lesser extent, borrowings from a line of credit. Our liquidity is affected by many factors, including those that relate to our specific operations and those that relate to the uncertainties of global and regional economies and the sectors of the semiconductor industry which we operate in. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe our existing cash, cash equivalents and marketable securities and borrowing availability, combined with cash currently projected to be generated from our operations, will be sufficient to meet our liquidity needs through at least the next twelve months.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of December 28, 2013 and December 29, 2012, respectively.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 28, 2013, and the effect of such obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments - inventory (1)	$25,059	$25,059	$0	$0	$0
Fair value of deferred payments to Zygo Corporation related to acquisition (2)	3,492	153	2,339	400	600
Restructuring - severance	120	120	—	—	—
Other long-term liabilities	34	—	—	—	34
Operating lease obligations	3,314	1,382	1,565	360	7
Total	$32,019	$26,714	$3,904	$760	$641

(1)
We maintain certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply availability for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 28, 2013 was approximately $25.1 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled.

(2)
On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $2.8 million and an estimated future value of $3.5 million as of December 28, 2013) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

Excluded from the contractual obligation table above are $1.3 million of future payments related to uncertain tax positions because we cannot reliably estimate the timing of the settlements with the respective tax authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates. We do not use derivative financial instruments.
Foreign Currency Risk
A substantial part of our business consists of sales made to customers outside the United States: 67.4%, 75.5%, and 78.1% of sales in 2013, 2012, and 2011, respectively, and 15.6%, 13.9%, and 19.5% of net revenues in 2013, 2012, and 2011, respectively, were denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our operating expenses are incurred by our international operations and denominated in local currencies.
Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany balances in which costs are charged between our U.S. headquarters and our foreign subsidiaries. On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity's functional currency is generally its respective local currency, there is exposure to foreign exchange risk on a consolidated basis. Intercompany balances are denominated primarily in U.S. dollars and, to a lesser extent, other local currencies.  The net intercompany balance, exposed to foreign currency risk, at December 28, 2013 was approximately $13.9 million.  A hypothetical change of 10% in the relative value of the US dollar versus local functional currencies could result in an increase or decrease of approximately $1.4 million in transaction gains or losses which would be included in our statement of operations.
For 2013, 2012 and 2011, foreign currency transactions resulted in a loss of $0.7 million, a loss of $0.3 million and a loss of $0.3 million, respectively.
Interest Rate Risk
Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. At December 28, 2013, and December 29, 2012, we held $48.1 million and $47.0 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 28, 2013 and December 29, 2012, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.
As of December 28, 2013 and December 29, 2012, there were no amounts borrowed against the line of credit and the interest rate on the GE loan is fixed, therefore, there exists no significant interest rate risks.

In July 2008, we entered into a loan agreement pursuant to which we borrowed $13.5 million. The loan initially bore interest at the rate of 7.18% per annum, which rate was to reset after five years in 2013 to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments are based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest was due on August 1, 2018. The loan was secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. On July 18, 2013, we repaid $4.8 million representing the outstanding balance of the loan. As of December 28, 2013, there was no outstanding balance on the loan. At December 29, 2012, our total debt obligation was $5.3 million, with a long-term portion of $4.4 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nanometrics Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Nanometrics Incorporated and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
San Jose, California
March 7, 2014

NANOMETRICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,765	$62,915
Marketable securities	48,097	46,993
Accounts receivable, net of allowances of $293 and $82, respectively	31,436	21,388
Inventories	34,520	39,659
Inventories-delivered systems	6,901	2,274
Prepaid expenses and other	10,519	7,492
Deferred income tax assets	14,516	8,593
Total current assets	190,754	189,314
Property, plant and equipment, net	47,439	43,213
Goodwill	11,743	11,352
Intangible assets, net	7,864	10,980
Deferred income tax assets	4,338	3,671
Other assets	696	924
Total assets	$262,834	$259,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,661	$6,398
Accrued payroll and related expenses	7,853	6,670
Deferred revenue	21,749	8,485
Other current liabilities	7,936	7,822
Income taxes payable	758	424
Current portion of debt obligations	—	928
Total current liabilities	48,957	30,727
Deferred revenue	3,718	4,307
Income taxes payable	1,171	2,135
Other long-term liabilities	1,615	2,140
Debt obligations	—	4,374
Total liabilities	55,461	43,683
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 23,537,275 and 23,250,429, respectively, issued and outstanding	24	23
Additional paid-in capital	244,733	238,326
Accumulated deficit	(37,996)	(23,850)
Accumulated other comprehensive income	612	1,272
Total stockholders’ equity	207,373	215,771
Total liabilities and stockholders’ equity	$262,834	$259,454
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net revenues:
Products	$107,402	$143,827	$194,774
Service	36,905	39,054	35,287
Total net revenues	144,307	182,881	230,061
Costs of net revenues:
Cost of products	59,509	75,878	88,579
Cost of service	19,489	20,526	18,304
Amortization of intangible assets	2,633	2,549	1,077
Total costs of net revenues	81,631	98,953	107,960
Gross profit	62,676	83,928	122,101
Operating expenses:
Research and development	32,714	29,585	23,290
Selling	27,129	26,457	27,019
General and administrative	22,101	21,632	22,901
Amortization of intangible assets	701	776	625
Legal settlement	—	—	2,500
Restructuring charge	1,740	—	—
Total operating expenses	84,385	78,450	76,335
Income (loss) from operations	(21,709)	5,478	45,766
Other (income) expense
Interest income	62	133	220
Interest expense	(651)	(1,040)	(1,336)
Other income (expense), net	(1,267)	48	(66)
Total other expense, net	(1,856)	(859)	(1,182)
Income (loss) before income taxes	(23,565)	4,619	44,584
Provision for (benefit from) income taxes	(9,419)	154	15,899
Net income (loss)	$(14,146)	$4,465	$28,685

Net income (loss) per share:
Basic	$(0.61)	$0.19	$1.26
Diluted	$(0.61)	$0.19	$1.22
Weighted average shares used in per share calculation:
Basic	23,290	23,358	22,743
Diluted	23,290	23,845	23,480
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income (loss)	$(14,146)	$4,465	$28,685
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(818)	(264)	(484)
Employee benefit plan adjustment	151	(11)	(39)
Net change on unrealized gains (losses) on available-for-sale investments	7	(2)	—
Other comprehensive loss	(660)	(277)	(523)
Comprehensive income (loss)	$(14,806)	$4,188	$28,162

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	22,314,783	$22	$225,755	$(57,000)	$2,072	$170,849
Net income				28,685	—	28,685
Employee benefit plan adjustment				—	(39)	(39)
Foreign currency translation adjustments				—	(484)	(484)
Issuance of common stock under stock-based compensation plans	1,133,028	1	10,764	—	—	10,765
Stock-based compensation expense	—	—	4,473	—	—	4,473
Repurchases and retirement of common stock	(265,040)	—	(4,257)			(4,257)
Balance, December 31, 2011	23,182,771	23	236,735	(28,315)	1,549	209,992
Net income				4,465	—	4,465
Employee benefit plan adjustment				—	(11)	(11)
Foreign currency translation adjustments				—	(264)	(264)
Unrealized loss on investments, net of tax					(2)	(2)
Issuance of common stock under stock-based compensation plans	655,424	—	4,205	—	—	4,205
Stock-based compensation expense	—	—	5,890	—	—	5,890
Repurchases and retirement of common stock	(587,766)	—	(8,504)			(8,504)
Balance, December 29, 2012	23,250,429	23	238,326	(23,850)	1,272	215,771
Net loss				(14,146)	—	(14,146)
Employee benefit plan adjustment				—	151	151
Foreign currency translation adjustments				—	(818)	(818)
Unrealized gain on investments, net of tax				—	7	7
Issuance of common stock under stock-based compensation plans	619,617	1	3,733	—	—	3,734
Stock-based compensation expense	—	—	7,674	—	—	7,674
Repurchases and retirement of common stock	(332,771)	—	(5,000)	—	—	(5,000)
Balance, December 28, 2013	23,537,275	$24	$244,733	$(37,996)	$612	$207,373
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(14,146)	$4,465	$28,685
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,787	8,137	4,983
Stock-based compensation	7,674	5,890	4,473
Excess tax benefit from equity awards	53	(910)	(3,915)
Loss on disposal of fixed assets	177	303	113
Inventory write down	7,579	3,519	3,421
Deferred income taxes	(6,889)	2,752	3,770
Changes in fair value of contingent payments to Zygo Corporation	1,325	129	413
Changes in assets and liabilities:
Accounts receivable	(10,376)	7,733	16,172
Inventories	(7,024)	1,383	(12,169)
Inventories-delivered systems	(4,627)	(758)	446
Prepaid expenses and other	(1,855)	1,114	(4,747)
Accounts payable, accrued and other liabilities	4,840	(12,567)	4,241
Deferred revenue	12,717	2,472	3,088
Income taxes payable	(666)	346	5,054
Net cash provided by (used in) operating activities	(2,431)	24,008	54,028
Cash flows from investing activities:
Escrow payment received related to Nanda acquisition	—	508	—
Purchase of Nanda's net assets, net of cash received	—	—	(23,912)
Sales of marketable securities	—	3,000	—
Maturities of marketable securities	47,089	8,336	—
Purchases of marketable securities	(49,182)	(58,647)	—
Purchases of property, plant and equipment	(5,689)	(4,990)	(2,755)
Net cash used in investing activities	(7,782)	(51,793)	(26,667)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(1,004)	(300)	(432)
Repayments of debt obligations	(5,224)	(2,210)	(2,571)
Proceeds from sale of shares under employee stock option plans and purchase plan	4,967	3,913	7,186
Excess tax benefit from equity awards	(53)	910	3,915
Taxes paid on net issuance of stock awards	(1,181)	(618)	(126)
Repurchases of common stock	(5,000)	(8,504)	(4,257)
Net cash provided by (used in) financing activities	(7,495)	(6,809)	3,715
Effect of exchange rate changes on cash and cash equivalents	(442)	(190)	163
Net increase (decrease) in cash and cash equivalents	(18,150)	(34,784)	31,239
Cash and cash equivalents, beginning of period	62,915	97,699	66,460
Cash and cash equivalents, end of period	$44,765	$62,915	$97,699
Supplemental disclosure of cash flow information:
Cash paid for interest	$232	$522	$757
Cash paid for income taxes	$313	$5,113	$11,149
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

Basis of Presentation – The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – The Company uses a 52/53 week fiscal year ending on the Saturday nearest to December 31. Accordingly, 2013 consisted of 52 weeks ending December 28, 2013 (fiscal year 2013), 2012 consisted of 52 weeks ending December 29, 2012 (fiscal year 2012), and 2011 consisted of 52 weeks ending December 31, 2011 (fiscal year 2011).

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition, the provision for doubtful accounts, the provision for excess, obsolete, or slow moving inventories, valuation of intangible assets and long-lived assets, warranty accruals, income taxes, valuation of stock-based compensation, and contingencies.

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in
“Other income (expense)” in the consolidated statements of operations in the period incurred, and consists of a $0.7 million million loss, $0.3 million loss and $0.3 million loss for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Revenue Recognition – The Company derives revenue from the sale of process control metrology and inspection systems (“product revenue”) as well as spare part sales, billable service, service contracts, and upgrades (together “service revenue”). Upgrades are a group of parts and/or software that change the existing configuration of a product and are included in service revenue. They are distinguished from product revenue, which consists of complete, automated process control metrology systems (the “system(s)”). Nanometrics' systems consist of hardware and software components that function together to deliver the essential functionality of the system. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

In summary, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectability is reasonably assured.

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer to the customer, which usually occurs upon shipment from the Company's manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria have been met. For initial sales where the product has not previously met the defined customer specified acceptance criteria, product

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

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

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or it includes delivery of different types of services. The Company's tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on estimated fair value and that revenue is recognized upon completion of the installation. Billable services are billed on a time and materials basis and performed as requested by customers. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which terms can be up to twelve months. The Company does not generally grant its customers a general right of return or any refund terms and imposes a penalty on orders canceled prior to the scheduled shipment date.

The Company regularly evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. In accordance with the new guidance, the Company allocates the arrangement consideration among the deliverables based on relative selling prices. The Company has established vendor specific objective evidence ("VSOE") for some of its products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, the Company uses best estimate of selling price ("BESP") to determine standalone selling price for such deliverable. The Company does not use third party evidence ("TPE") to determine standalone selling price since this information is not widely available in the market as the Company's products contain a significant element of proprietary technology and the solutions offered differ substantially from competitors. The Company has established a process for developing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. The Company monitors and evaluates BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Allowance for Doubtful Accounts – The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of its customers. Where appropriate and available, the Company obtains credit rating reports and financial statements of customers when determining or modifying their credit limits. The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and historical collection experience with customers. The Company believes that its allowance for doubtful accounts adequately reflects the risk associated with its receivables. If the financial conditions of a customer were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances, which would result in additional general and administrative expenses being recorded for the period in which such determination was made.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional reserves may be required.
Inventories – delivered systems – The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories – delivered systems.”
Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation is computed using the straight–line method over the following estimated useful lives of the assets:

Building and Improvements        5 - 40 years
Machinery and equipment            3 - 10 years
Furniture and fixtures            3 - 10 years

Goodwill and Intangible Assets – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets with finite lives are amortized over their respective useful lives on a straight-line basis and are also evaluated annually for impairment or whenever events or circumstances occur which indicate that those assets might be impaired. Goodwill and indefinite lived assets are not amortized but tested annually for impairment. The Company’s impairment review process is completed during the fourth quarter of each year or whenever events, or circumstances occur which indicate that an impairment may have occurred. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The first step requires a comparison of the fair value of Nanometrics’ reporting unit to its net book value. If the fair value of the reporting unit is greater than its carrying value, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. Amortization of intangible assets with finite lives are computed using the straight-line method over the following estimated useful lives of the assets:

Developed technology            5 -10 years
Customer relationships            2 -10 years
Brand name                5 -10 years
Patented technology            7 -10 years
Trademark                5 years
Long-Lived Assets – The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized. See Note 3, "Acquisition, Goodwill Impairment and Long-lived Asset Impairment," for further details.
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

Accumulated Other Comprehensive Income – The composition of accumulated other comprehensive income (loss) was as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$1,717	$(168)	$—	$1,549
Current period change	(264)	(11)	(2)	(277)
Balance as of December 29, 2012	1,453	(179)	(2)	1,272
Current period change	(818)	151	7	(660)
Balance as of December 28, 2013	$635	$(28)	$5	$612
The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision.
Product Warranties – The Company sells the majority of its products with a twelve months repair or replacement warranty from the date of acceptance, which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide us in estimating the warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts in accordance with changes in these factors.
Guarantees – In addition to product warranties, from time to time, in the normal course of business, the Company indemnifies certain customers with whom it enters into a contractual relationship. The Company has agreed to hold the other party harmless against third party claims that its products, when used for their intended purpose(s), infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these obligations as of December 28, 2013 and December 29, 2012.
Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of revenues.
Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $0.2 million in 2013, $0.1 million in 2012, and $0.2 million in 2011.
Stock-Based Compensation – The Company estimates the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is calculated based on the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). The expected volatility is based on the historical volatility of the Company’s stock price.

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
Net Income (Loss) Per Share - Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuable under the employee stock purchase plan. The Company had net income in fiscal years 2012 and 2011, therefore, the potential dilutive effect of stock options was considered to calculate the diluted income per share. In applying the treasury stock method, 0.9 million and 0.5 million of stock option shares for fiscal years 2012 and 2011, respectively, were excluded because their effect was anti-dilutive.
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
The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company's top five largest customers in 2013, 2012 and 2011 consisted of 71%, 74% and 67%, respectively, of its total net revenues. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows. Advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or sub-assemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3. Acquisition, Goodwill Impairment and Long-lived Asset Impairment

The Company did not complete any acquisitions in 2013. As described below, the Company acquired Nanda Technologies GmbH in 2011. While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in the operating results in the period in which the adjustments were determined. In the twelve month period ended December 29, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to Real Time Metrology Inc. ("RTM") with a corresponding decrease of $0.4 million in goodwill and $0.2 million decrease in intangible assets. In the twelve month period ended December 29, 2012, the Company received $0.5 million in cash from the escrow and recorded a corresponding decrease of $0.5 million to goodwill.

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

Acquisition of Nanda Technologies GmbH in 2011

On November 21, 2011, the Company acquired 100% of the outstanding shares of Nanda Technologies GmbH (“Nanda”), a privately-held company with headquarters near Munich, Germany. The total purchase price consisted of approximately $24.6 million in net cash after an adjustment of $0.5 million that was formerly held in escrow and paid to the Company during the twelve month period December 29, 2012, and subject to certain post-closing adjustments associated with Nanda's working capital as of the acquisition date. As a result of the acquisition, the Company obtained a new technology and product line that enables the capture of full-wafer surface inspection images at high-volume production speeds. The transaction met the conditions of a business combination under ASC 805 and was accounted for under this guidance. The goodwill balance related to the acquisition of Nanda at December 28, 2013 was $11.7 million. In addition to the transactions above, the difference in the goodwill balance between at the time of acquisition, $11.6 million, and at December 28, 2013, $11.7 million, was due to foreign currency exchange rate fluctuations.
Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

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
This acquisition resulted in the Company recording intangible assets of $9.0 million of developed technology, $1.0 million of customer relationships, and $0.3 million of in-process research and development. The developed technology represents Nanda's full wafer, high volume inspection technology and was valued by discounting the estimated future net cash flows of this technology to their net present value utilizing the income approach. The value of the developed technology will be amortized over its estimated useful life of five years. The value of the customer relationship asset was determined based on management's estimates of the costs that would have been incurred to replicate Nanda's existing customer relationships. Based on industry experience, management estimates the useful life of the customer relationship asset to be three years, and the value of this asset will be amortized over this period. The in-process research and development asset was valued by discounting the estimated future net cash flows of the asset to their net present value utilizing the income approach. During fiscal year 2012, the $0.3 million of intangible assets related to in-process research and development as of December 31, 2011 was completed and incorporated in products sold during 2012 and the asset was reclassified to developed technology as of December 29, 2012.
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
The following table summarizes the identifiable intangible assets acquired as part of the acquisition, and adjustments to carrying value include foreign currency translation adjustments and adjustments to preliminary purchase price allocation during the fiscal years 2013, 2012 and 2011 (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net carrying value as of December 29, 2012	Adjustments to carrying value during 2013	Amortization expense during 2013	Net carrying amount as of December 28, 2013
Developed technology	$7,130	$315	$(1,961)	$5,484
Customer relationships	639	35	(364)	310
In-process research and development	—	—	—	—
Total identifiable intangible assets acquired	$7,769	$350	$(2,325)	$5,794

	Net carrying value as of December 31, 2011	Adjustments to carrying value during 2012	Amortization expense during 2012	Net carrying amount as of December 29, 2012
Developed technology	$8,603	$279	$(1,752)	$7,130
Customer relationships	957	12	(330)	639
In-process research and development	316	(316)	—	—
Total identifiable intangible assets acquired	$9,876	$(25)	$(2,082)	$7,769

	Fair Value as of acquisition date, November 21, 2011	Adjustments to carrying value during 2011	Amortization expense during 2011	Net carrying amount as of December 31, 2011
Developed technology	$9,200	$(393)	$(204)	$8,603
Customer relationships	1,040	(45)	(38)	957
In-process research and development	330	(14)	—	316
Total identifiable intangible assets acquired	$10,570	$(452)	$(242)	$9,876

Prior to the acquisition, the Company had a pre-existing relationship with Nanda. In December 2010, the Company acquired certain patents from RTM under an asset purchase agreement. As part of the asset purchase, the Company assumed an existing license agreement between Nanda and RTM. Under the license agreement, Nanda is obligated to pay Nanometrics an annual royalty based on the number of tools sold with a minimum royalty payment. Under the asset purchase agreement with RTM, Nanometrics is required to remit to RTM 100% of the royalty payments received from Nanda for the first three years subsequent to the acquisition of the patents, and 50% of the royalty payments received subsequently until March 2018. In 2013, the amount of minimum royalty payments received by Nanometrics and remitted to RTM was immaterial.
As a result of the acquisition of Nanda in November 2011, a contingent liability of $0.6 million has been recognized for the estimated royalty payments due to the existing license agreement between Nanda and RTM that Nanometrics assumed. The fair value of the contingent liability was estimated based on the projected system sales and the related estimated royalty obligations. The contingent liability was reduced to zero in the first quarter of 2012 and was zero as of December 28, 2013.
The unaudited pro forma financial information in the table below summarizes the combined results of operations for Nanometrics and Nanda as though the acquisition of Nanda occurred as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including additional amortization charges of $2.4 million in fiscal year 2011 relating to acquired intangible assets. Additional adjustments were made to account for additional stock-based compensation charges for restricted stock units awarded of $0.8 million in fiscal year 2011, and there were no related tax effects in fiscal year 2011 of the pro forma adjustments. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved had Nanda been combined with the Company as of the beginning of fiscal year 2011.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma financial information combines the historical results of Nanometrics for fiscal year 2011, the historical results of Nanda for the twelve months ended December 31, 2011, and the effects of the pro forma adjustments described above.

Fiscal Year Ended
(In thousands, except per share amounts)	December 31, 2011
Total revenues	$232,418
Net income	24,939
Net income per share:
Basic	1.10
Diluted	1.06
There were no business acquisitions made by the Company during fiscal years 2013 and 2012.

Goodwill Impairment and Long-lived Asset Impairment

The Company’s impairment review process is completed during the fourth quarter of each year, or whenever events or circumstances occur that indicate that an impairment may have occurred. The goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2. The Company performs a Step 0 test, which involves an initial qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is necessary. Otherwise, no further testing is necessary.

The Company completed its annual goodwill impairment assessment during the fourth quarter of 2013 by first performing a Step 0 qualitative assessment. As part of this assessment, the Company considered the trading value of the Company's stock, the industry trends, and the Company's sales forecast and products plans. The Company concluded that it was more likely than not that the fair value was more than the carrying values of the Company's reporting unit and therefore did not proceed to the Step 1 goodwill impairment test.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at December 28, 2013. The Company did not record any impairment charges in fiscal year 2013.

The Company assesses if there have been triggers that may require it to evaluate the reasonableness of the remaining estimated useful lives of its intangible assets. No such triggers were identified during fiscal year 2013.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands):

	December 28, 2013				December 29, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$876	$—	$—	$876	$110	$—	$—	$110
Commercial paper and corporate debt securities	—	750	—	750	—	2,600	—	$2,600
Cash and Cash Equivalents	876	750	—	1,626	110	2,600	—	2,710

Marketable Securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	5,036	11,980	—	17,016	4,997	19,130	—	24,127
Commercial paper and corporate debt securities	—	31,081	—	31,081	—	22,866	—	22,866
Total	5,036	43,061	—	48,097	4,997	41,996	—	46,993

Total assets:	$5,912	$43,811	$—	$49,723	$5,107	$44,596	$—	$49,703

Liabilities:
Contingent consideration payable	$—	$—	$2,783	$2,783	$—	$—	$2,462	$2,462
(1) Excludes $43.1 million and $60.2 million held in operating accounts as of December 28, 2013 and December 29, 2012, respectively.

Changes in Level 3 liabilities
Fair value at December 31, 2011	$3,194
Payments made to Zygo Corporation	(300)
Addition: Fair value of royalty payment to RTM related to acquisition of Nanda	(561)
Change in fair value included in earnings, Zygo	129
Fair value at December 29, 2012	2,462
Payments made to Zygo Corporation	(1,004)
Change in fair value included in earnings, Zygo	1,325
Fair Value at December 28, 2013	$2,783

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 28, 2013, the Company had liabilities of $ 2.8 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”), which are measured at fair value on a recurring basis, and changes in fair value recorded in Other income (expense), net. Of the $2.8 million of Zygo liability at December 28, 2013, $1.3 million was a current liability and $1.5 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, timing and amount of cash flows.
As of December 29, 2012, the Company had liabilities of $2.5 million resulting from the acquisition of certain assets from Zygo which are measured at fair value on a recurring basis. Of the $2.5 million of Zygo liability at December 29, 2012, $0.7 million was a current liability and $1.8 million was a long-term liability.
In the twelve month period ended December 29, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. See Note 4 for further details.
Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short term assets. All marketable securities as of December 28, 2013 were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses are recorded in accumulated other comprehensive income (loss) within stockholders' equity.
The gross unrealized gains and gross unrealized losses for the year ended December 28, 2013 were insignificant and no marketable securities had other than temporary losses as of December 28, 2013. All marketable securities as of December 28, 2013 had maturity dates of less than two years and were not invested in foreign entities.
The fair values of the marketable securities that are classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exist. The fair value of marketable securities that are classified as Level 2 in the table above were derived from: non-binding market consensus prices that were corroborated by observable market data or quoted market prices for similar instruments. The fair value of the acquisition-related liabilities were determined using Level 3 inputs as described above.

Refer to Note 12, "Line of Credit and Debt Obligations," for the carrying value and fair value of the Company's debt obligations.
Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivables in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheet as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.21% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $6.3 million and $6.7 million of receivables during fiscal years ended December 28, 2013 and December 29, 2012. respectively. There were no material gains or losses on the sale of such receivables. There were zero amounts due from such third party financial institutions at December 28, 2013 and December 29, 2012.

Note 6. Inventories
Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis), or market. Inventories consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At
	December 28, 2013	December 29, 2012
Raw materials and sub-assemblies	$19,655	$22,477
Work in process	7,597	5,812
Finished goods	7,268	11,370
Inventories	34,520	39,659
Inventories-delivered systems	6,901	2,274
Total inventories	$41,421	$41,933
The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

Note 7. Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	At
	December 28, 2013	December 29, 2012
Land	$15,569	$15,573
Building and improvements	19,403	19,231
Machinery and equipment	29,671	21,523
Furniture and fixtures	2,308	2,228
Capital in progress	5,833	4,377
Total property, plant and equipment, gross	72,784	62,932
Accumulated depreciation	(25,345)	(19,719)
Total property, plant and equipment, net	$47,439	$43,213
Total depreciation expense for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 was $5.4 million, $4.8 million, and 3.3 million, respectively.

Note 8. Intangible Assets
In November 2011, the Company acquired 100% of the outstanding shares of Nanda.  In accounting for the transaction, the Company recorded $10.6 million of specifically identified intangible assets. See Note 3, "Acquisition, Goodwill Impairment and Long-lived Asset Impairment," for further details.
On December 9, 2010, the Company purchased three patents from RTM for $0.4 million cash. The Company also incurred approximately $0.1 million of legal expenses, which were capitalized and included with the cost of the patents acquired. The primary patent expires on March 31, 2018. The Company is amortizing the patents on a straight line basis over a period of 7 years and 3 months (from January 2011 through March 2018).
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 28, 2013 and December 29, 2012 consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Adjusted cost as of December 28, 2013	Accumulated amortization as of December 28, 2013	Net carrying amount as of December 28, 2013
Developed technology	$18,095	$(11,032)	$7,063
Customer relationships	9,573	(9,263)	310
Brand names	1,927	(1,700)	227
Patented technology	2,252	(1,988)	264
Trademark	80	(80)	—
Total	$31,927	$(24,063)	$7,864

	Adjusted cost as of December 29, 2012	Accumulated amortization as of December 29, 2012	Net carrying amount as of December 29, 2012
Developed technology	$17,700	$(8,277)	$9,423
Customer relationships	9,538	(8,643)	895
Brand names	1,927	(1,599)	328
Patented technology	2,252	(1,922)	330
Trademark	80	(76)	4
Total	$31,497	$(20,517)	$10,980
`
The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. During fiscal year 2012, the $0.3 million of intangible assets related to in-process research and development as of December 31, 2011 was completed and incorporated in products sold during 2012 and the asset was reclassified to developed technology as of December 29, 2012.
Total amortization expense for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $3.3 million, $3.3 million and 1.7 million, respectively.
In the three month period ended March 31, 2012, the Company recorded a $0.6 million reduction in the fair value of royalty payments to RTM with a corresponding decrease of $0.4 million to goodwill and $0.2 million to intangible assets. There were no other adjustment to intangible assets recorded during the year ended December 28, 2013. See Note 3 for a summary of the acquisition and goodwill impairment analysis.
The estimated future amortization expense as of December 28, 2013 is as follows (in thousands):

Fiscal Years	Amounts
2014	$3,097
2015	2,405
2016	1,924
2017	232
2018	140
Thereafter	66
Total amortization	$7,864

Note 9. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At
	December 28, 2013	December 29, 2012
Accrued warranty	$3,426	$4,203
Accrued professional services	545	584
Customer deposits	867	27
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	1,344	649
Other	1,754	2,359
Total other current liabilities	$7,936	$7,822

Note 10. Warranties
Product Warranty – The Company sells the majority of its products with a twelve months repair or replacement warranty from the date of acceptance or shipment date. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs were to differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors. Components of the warranty accrual, which were included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012
Balance as of beginning of period	$4,203	$4,797
Accruals for warranties issued during period	2,889	4,156
Aggregate changes in liabilities related to preexisting warranties	1,287	2,403
Settlements during the period	(4,953)	(7,153)
Balance as of end of period	$3,426	$4,203

Note. 11. Restructuring

The Company recorded a restructuring charge of $1.7 million during the three month period ended September 28, 2013 as a result of its decision to consolidate a portion of its European operations to maximize efficiencies. This amount includes charges primarily related to employee severance and non-cash acceleration of vesting of RSUs in the amount of $0.8 million and $0.9 million, respectively. All cash payments related to employee severance have been made as of December 28, 2013. The Company expects to complete this restructuring plan by May 2014, and to incur an additional $0.2 million in restructuring charges over the next five months.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee severance and benefits
Balance as of December 29, 2012	$—
Charges	1,740
Cash Payments	(844)
Non-cash acceleration of vesting of RSUs	(896)
Balance as of December 28, 2013	$—

Note 12. Line of Credit and Debt Obligations
Debt obligations consist of the following (in thousands):

	At
	December 28, 2013	December 29, 2012
Line of Credit
Balance on line of credit	$—	$—
Debt Obligations
Milpitas building mortgage	—	5,302
Total debt obligations	—	5,302
Current portion of debt obligations	—	(928)
Long-term debt obligations	$—	$4,374

Line of Credit - On April 23, 2012, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $7.5 million plus the borrowing base, or (b) $20.0 million. The borrowing base available as of December 28, 2013 was $12.3 million. As of December 28, 2013, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of December 28, 2013. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.
Mortgage Loan - In July 2008, the Company entered into a mortgage loan agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million. The mortgage initially bore interest at the rate of 7.18% per annum, which rate was scheduled to reset after five years to 3.03% over the then weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments were based on a twenty year amortization for the first sixty months and fifteen year amortization thereafter. The remaining principal balance of the mortgage and any accrued but unpaid interest will be due on August 1, 2018. The mortgage was secured, in part, by a lien on and security interest in the building and land comprising the Company’s principal offices in Milpitas, California. GE subsequently sold the mortgage on March 31, 2011 to Sterling Savings Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale.
According to the terms of the loan agreement, the Company could make annual prepayments of up to 20% of the outstanding principal balance without incurring any penalty. In July 2011, the Company prepaid $1.95 million, representing 20% of the outstanding balance. In July 2012, the Company prepaid $1.4 million, representing 20% of the outstanding balance. On July 18, 2013, the Company repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. The Company did not incur any fees associated with the prepayment of the loan. At December 28, 2013, there was no outstanding balance on the loan.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that Nanometrics’ products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as of December 28, 2013 and December 29, 2012.

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
The Company maintains certain open inventory purchase agreements with its suppliers to ensure a smooth and continuous supply availability for key components. The Company's liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company estimates its open inventory purchase commitment as of December 28, 2013 was approximately $25.1 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled.
The Company leases facilities and certain equipment under non-cancelable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2013, 2012 and 2011, was approximately $2.0 million, $2.2 million and $1.8 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

Operating Leases
2014	$1,382
2015	890
2016	675
2017	312
2018	48
Thereafter	7
Total	$3,314

On June 17, 2009, the Company announced a strategic business partnership with Zygo Corporation whereby it has purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. The Company will make payments to Zygo Corporation (with an estimated present value of $2.8 million and an estimated future value of $3.5 million as of December 28, 2013) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

Note 14. Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, including contingently issuable shares and certain stock options,

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations is as follows (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Weighted average common shares outstanding used in basic net income (loss) per share calculation	23,290	23,358	22,743
Potential dilutive common stock equivalents, using treasury stock method	—	487	737
Weighted average shares used in diluted net income (loss) per share calculation	23,290	23,845	23,480
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. For the years ended December 29, 2012 and December 31, 2011, weighted average common share equivalents consisting of stock options included in the calculation of diluted net income per share were 0.5 million and 0.7 million, respectively. For the year ended December 28, 2013, however, potential dilutive common stock equivalents were anti-dilutive and were excluded from the calculation due to the net loss position.

Note 15. Stockholders’ Equity
Preferred and Common Stock
The authorized capital stock of Nanometrics consists of 47,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share.

Stock Repurchase
On November 29, 2010, the Company's Board of Directors approved a program to repurchase up to $10.0 million of our common stock, referred to as the 2010 program. Stock repurchases under this program occurred as follows: fiscal year 2010, $0.8 million; fiscal year 2011, $4.3 million; and fiscal year 2012, $4.9 million. As of June 30, 2012, the Company repurchased and retired an aggregate of 667,406 shares of its common stock at a weighted average price of $14.97 per share under the 2010 program utilizing the entire $10.0 million approved by the Board on November 29, 2010, for the repurchase of shares of its common stock.
On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of its common stock, referred to as the 2012 program. On February 22, 2013, an additional $5.0 million was approved for repurchases of its common stock under the 2012 program. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During fiscal year 2012, the Company repurchased and retired 250,400 shares of its common stock under this approved program at the weighted average price of $14.15 per share.
During fiscal year of 2012, the Company repurchased and retired a total of 587,766 shares of its common stock at a weighted average price of $14.47 per share collectively under the 2010 and the 2012 programs.

During fiscal year 2013, the Company repurchased and retired 332,771 shares of its common stock under the 2012 program at the weighted average price of $15.03 per share. As of December 28, 2013, $16.5 million remained available for the future repurchase of shares of its common stock under the 2012 program.

Stock Option Plans
The Nanometrics option plans are as follows:

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Name	Participants	Shares Authorized
2005 Equity Incentive Plan	Employees, consultants and directors	7,292,594
2002 Non-statutory Stock Option Plan	Employees and consultants	1,200,000
2000 Employee Stock Option Plan	Employees and consultants	2,450,000
2000 Director Stock Option Plan	Non-employee directors	250,000
Accent Optical Technologies, Inc. Stock Incentive Plan	Employees and consultants	205,003

See Note 16 for additional information.
Employee Stock Purchase Plan
Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual limitation. At the end of the fiscal year ended December 28, 2013, the Company had 0.6 million shares remaining for issuance under the ESPP. Shares purchased under the ESPP were 128.165 shares, 65,355 shares and 112,491 shares in 2013, 2012 and 2011 at a weighted average price of $12.38, $15.36 and $12.92, respectively.

Note 16. Stock-Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan (collectively “Employee Stock Purchases”) based on estimated fair values. The fair value of share-based payment awards is estimated on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 is based on awards expected to vest, it has been reduced for estimated forfeitures. ASC 740 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated forfeiture rates in 2013, 2012 and 2011 of 11.9%, 7.6%, and 6.3%, respectively, were based on historical forfeiture experience, which the Company believes is the best available information to estimate the future forfeiture rate. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are required to be separately classified in the consolidated statements of cash flows. The Company recognized $0.1 million, $0.9 million and $3.9 million of excess tax benefit in fiscal years 2013, 2012 and 2011, respectively.
Valuation and Expense Information
The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise. The expected life of options granted were calculated using the simplified method allowed by the SAB 107. The risk-free rates were based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility were based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Stock Options:
Expected life	4.5 years	4.5 years	4.5 years
Volatility	69.9%	77.3%	77.0%
Risk free interest rate	1.05%	0.80%	1.82%
Dividends	—	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Volatility	26.8%	45.5%	73.4%
Risk free interest rate	0.11%	0.12%	0.19%
Dividends	—	—	—

Stock Options and Restricted Stock Units ("RSUs")

Prior to December 2008, the majority of options granted by the Compensation Committee vested at a rate of 33 1/3 percent over the first three years of the seven-year option term on each of the first, second and third anniversary of such grants. Starting in December 2008, the majority of the options granted to employees employed for less than one year vest one-third (  1/3rd ) of the shares subject to the option on the first anniversary of the grant date, and vest one thirty sixth ( 1/36th ) each month for the following two years, for a total three year vesting period with a seven-year option term. Starting in November 2008, the majority of the options granted for employees employed for more than one year vest one thirty-sixth ( 1/36th ) of the shares subject to the options in equal monthly installments starting on the monthly anniversary of the date of grant with a seven-year option term. On February 22, 2010, the Compensation Committee reviewed best practice with regard to stock option vesting and made the following changes; existing employees generally receive vesting terms of monthly ratable vesting for a total period of four years. New employees, in general, receive vesting terms that are equivalent to 25% vesting on the one year anniversary of the grant with monthly vesting thereafter for a total of four years. All other terms remained the same. Grant of each Restricted Stock Unit (“RSU”) counts against the Company's available for grant pool at a ratio of 2:1 against the 2005 Equity Incentive Plan as depicted below under “RSUs granted.” On May 24, 2013, the Company approved further amendments to the 2005 Equity Incentive Plan including: increasing the number of shares of common stock authorized by 2.6 million shares, changing the multiplier ratio from 2:1 to 1.7:1 against the plan for each award, other than a stock option or stock appreciation right, and providing the maximum term of stock options to be seven years. All other terms remained the same.
The number of RSUs granted during fiscal year 2013 was 348,328, which counted as 664,902 shares against the 2005 Equity Incentive Plan. The number of RSUs cancelled during fiscal year 2013 was 77,952, which counted as 133,418 shares against the 2005 Equity Incentive Plan. Each RSU represents an amount equal to the fair value of one share of the Company's common stock.
A summary of activity under the Company’s stock option plans including options and RSUs during fiscal year 2013, and shares available for grant at December 28, 2013, is as follows:

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available for Grant (Options and RSUs)
Shares available for grant at December 29, 2012	1,093,565
Increase in shares authorized	2,600,000
Options - granted	(430,800)
Options - cancelled	150,459
Options - expired plan shares	(53,607)
RSUs - granted	(664,902)
RSUs - canceled	133,418
RSUs - shares issued to satisfy tax withholding obligations	108,868
Shares available for grant at December 28, 2013	2,937,001
Options

The weighted average fair value per share of the stock options awarded in fiscal years 2013, 2012, and 2011 was $8.58, $10.00 and $9.98, respectively. A summary of activity of stock options in 2013 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2012	2,020,319	$12.01	4.44	—
Exercised	(391,621)	8.71	—	—
Granted	430,800	15.49	—	—
Cancelled	(150,459)	15.22	—	—
Outstanding at December 28, 2013	1,909,039	$13.22	4.02	$10,341
Exercisable at December 28, 2013	1,189,895	$11.84	3.25	$8,089
The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.61 as of December 28, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $2.9 million, $4.9 million and $11.6 million, respectively. The fair value of options vested during 2013, 2012 and 2011 was $3.7 million, $3.6 million and $2.9 million, respectively.
The following table summarizes ranges of outstanding and exercisable options as of December 28, 2013.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.93-$7.35	235,358	1.41	$3.75	235,358	$3.75
$7.47-$10.46	265,654	3.01	$9.44	235,063	$9.35
$10.83-$13.08	233,446	3.52	$11.81	185,568	$11.88
$13.16-$14.88	192,792	5.33	$14.24	53,756	$14.32
$14.95-$15.85	289,732	5.93	$15.61	67,376	$15.64
$15.88-$16.59	148,238	3.09	$16.05	122,554	$16.03
$16.70-$16.70	285,419	4.03	$16.70	189,472	$16.70
$16.89-$19.03	245,900	5.34	$18.02	92,209	$18.19
$19.77-$19.77	3,000	4.52	$19.77	1,812	$19.77
$19.84-$19.84	9,500	4.14	$19.84	6,727	$19.84
$0.93-$19.84	1,909,039	4.02	$13.22	1,189,895	$11.84

As of December 28, 2013, the total unrecognized compensation costs related to unvested stock options was $5.3 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 2.46 years.

In August 2011, the Company added an additional 2.0 million shares of common stock to the Company's 2005 Equity Incentive Plan available for grant.

Restricted Stock Units ("RSUs")
Each RSU counts against the Company's “2005 Equity Incentive Plan” at a ratio of one and seven tenths shares for each unit granted but represents an amount equal to the fair value of one share of the Company's common stock. The Company granted 348,328 and 51,777 RSUs during the years ended December 28, 2013 and December 29, 2012, respectively, to key employees with vesting periods spanning from one to three years. The Company granted 286,180 RSUs on November 21, 2011 as part of employment agreements with personnel hired by the Company subsequent to the acquisition of Nanda. The RSU's granted to these newly hired employees generally vest as follows: 10% on date of grant; the remaining vest one-third per year over each of the three years from date of grant, provided that the participant continues to be employed at the Company.
A summary of activity for RSUs is as follows:

RSU	Number of RSU	Weighted Average Fair Value as of December 29, 2012
Outstanding RSU as of December 29, 2012	235,162	$16.32
Granted	348,328	15.51
Released	(171,094)	16.69
Cancelled	(77,952)	18.29
Outstanding RSU as of December 28, 2013	334,444	$18.61

As of December 28, 2013, the total unrecognized compensation costs related to RSU's was $3.1 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 1.83 years.

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Cost of products	$207	$164	$176
Cost of service	278	230	218
Research and development	1,478	1,220	984
Selling	1,894	1,791	1,366
General and administrative	2,919	2,485	1,729
Restructuring	898	—	—
Total stock-based compensation expense related to employee stock options and employee stock purchases	$7,674	$5,890	$4,473

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Defined Benefit Pension Plan
Nanometrics sponsors a statutory government mandated defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. The fair value of plan assets was $0.2 million, $0.2 million and $0.1 million for the fiscal years ended 2013, 2012 and 2011, respectively; and the net funding deficiency of the Benefit Plan was $0.2 million, $0.3 million, and $0.2 million for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Based on the nature and limited extent of the pension plan, we determined this pension plan was not material for separate disclosure.

Note 18. Income Taxes

Income Tax Assets and Liabilities - The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax accounting for assets and liabilities. Also, deferred tax assets are reduced by a valuation allowance to the extent that management cannot conclude that it is more likely than not that a portion of the deferred tax asset will be realized in the future. The Company evaluates the deferred tax assets on a continuous basis throughout the year to determine whether or not a valuation allowance is appropriate. Factors used in this determination include future expected income and the underlying asset or liability which generated the temporary tax difference. The income tax provision is primarily impacted by federal statutory rates, state and foreign income taxes, and changes in the valuation allowance.
Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$(26,447)	$1,887	$41,773
Foreign	2,882	2,732	2,811
Income (loss) before income taxes	$(23,565)	$4,619	$44,584
The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$119	$(2,403)	$11,059
State	5	(492)	1,048
Foreign	933	270	354
Total current	1,057	(2,625)	12,461
Deferred:
Federal	(10,686)	1,753	2,366
State	(325)	379	(158)
Foreign	535	647	1,230
Total deferred	(10,476)	2,779	3,438
Provision (benefit) for income taxes	$(9,419)	$154	$15,899
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At
	December 28, 2013	December 29, 2012
Deferred tax assets:
Reserves and accruals	$10,592	$7,682
Deferred revenue	1,614	1,714
Shared based compensation	3,789	3,129
Tax credit carry-forwards	6,591	1,510
Net operating losses	10,220	10,830
Depreciation & amortization	3,241	3,273
Other	966	945
Total deferred tax assets	37,013	29,083
Less: Valuation allowance	(11,665)	(10,229)
Total deferred tax assets net of valuation allowance	25,348	18,854
Deferred tax liabilities:
Depreciation & amortization	(5,567)	(5,797)
Other	(926)	(793)
Total deferred tax liabilities	(6,493)	(6,590)
Net deferred tax assets	$18,855	$12,264
As of December 28, 2013, the Company had net operating loss carryforwards of $27.5 million in California and $37.6 million in foreign countries, which begin to expire in 2015 and 2014, respectively. A total of $2.7 million of the California net operating loss carryforward and $1.8 million of the foreign net operating loss carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded in additional paid-in capital in the period that they become realized. During the year ended December 28, 2013, the Company realized excess benefits as a result of stock option exercises in the amount of $0.1 million, which was appropriately recorded to additional paid-in-capital.
As of December 28, 2013, the Company had available carryforward Federal and state R&D tax credits of $5.5 million and $5.0 million, respectively. Federal R&D tax credit carryforwards begin to expire in 2024. State R&D tax credit carryforwards indefinitely. A total of $0.2 million of the state R&D tax credits are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded to additional paid-in-capital in the period that they become realized.
During the years ended December 28, 2013 and December 29, 2012, the valuation allowances increased by $1.4 million and $2.1 million, respectively. The valuation allowance increase in 2013 was primarily related to foreign losses without benefit and an increase in the carryforwards for California R&D tax credit which no benefit was realized.
Changes in tax laws and tax rates could affect the Company's recorded deferred tax assets and liabilities in the future. The Company's tax liabilities involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Management will account for any such changes or factors in the period in which such law changes are enacted.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Differences between income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Income taxes computed at U.S. statutory rate	$(8,247)	$1,616	$15,604
State income taxes	(324)	(116)	636
Foreign tax rate differential	9	(275)	907
Change in valuation allowance	—	—	17
Domestic production activities deduction	—	(17)	(1,033)
Tax credits	(1,377)	—	(601)
Benefit of tax elections	—	(1,309)	—
Liabilities for uncertain tax positions	111	66	153
Other, net	409	189	216
Provision (benefit) for income taxes	$(9,419)	$154	$15,899
As of December 28, 2013, approximately $2.9 million of undistributed earnings from non-U.S. operations held by the Company's foreign subsidiaries are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 ("ATRA"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit the Company received related to 2012 as a result of the credit extension was approximately $0.6 million. The benefit for 2012 was recognized in 2013, the year of enactment.
The Company recognizes tax liabilities for uncertain tax positions and adjust these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Unrecognized tax benefits - beginning of the period	$3,464	$3,599	$3,370
Foreign currency movements	—	—	—
Gross increases-tax positions in prior period	305	—	154
Gross decreases-tax positions in prior period	—	(183)	—
Gross increases-current-period tax positions	688	265	622
Lapse of statute of limitations	(21)	(217)	(547)
Unrecognized tax benefits - end of the period	$4,436	$3,464	$3,599

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrecognized tax benefit at December 28, 2013 was $4.4 million, of which $1.2 million would impact the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of December 28, 2013, December 29, 2012 and December 31, 2011. The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.
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
On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The tangible property regulations will require the Company to make additional tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations, or both.
Note 19. Segment, Geographic, Product and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film and optical critical dimension systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. For the years ended December 28, 2013, December 29, 2012, and December 31, 2011, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Total net revenues (1):
United States	$47,019	44,811	50,447
Japan	11,629	16,832	34,806
South Korea	34,873	79,555	87,533
Other	50,786	41,683	57,275
Total net revenues	$144,307	$182,881	$230,061

 (1) Net revenues are attributed to countries based on the customer's deployment and service locations of systems.

Long-lived tangible assets:	December 28, 2013	December 29, 2012
United States	44,775	40,600
Japan	125	148
South Korea	445	520
All Other	2,094	1,945
Total long-lived tangible assets	$47,439	$43,213
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Automated Systems	$82,924	119,451	139,261
Integrated Systems	11,412	12,379	25,413
Materials Characterization Systems	13,066	11,997	30,100
Total product revenues	$107,402	$143,827	$194,774

The following customers accounted for 10% or more of total accounts receivable:

	At
	December 28, 2013	December 29, 2012	December 31, 2011
Samsung Electronics Co. Ltd.	27.4%	***	41.1%
Intel Corporation	14.4%	12.3%	***
Taiwan Semiconductor Manufacturing Company Limited	12.1%	17.3%	***
SK Hynix	21.8%	***	***

*** The customer accounted for less than 10% of total accounts receivable as of that period end.

The following customers accounted for 10% or more of total revenue:

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Samsung Electronics Co. Ltd.	14.4%	27.8%	30.0%
SK Hynix	18.4%	16.5%	11.4%
Intel Corporation	30.0%	22.3%	16.9%

SUPPLEMENTAL FINANCIAL INFORMATION
Selected Quarterly Financial Results (Unaudited)
The following table sets forth selected consolidated quarterly results of operations for the years ended December 28, 2013 and December 29, 2012 (in thousands, except per share amounts):

	Quarters Ended
	December 28, 2013	September 28, 2013	June 29, 2013	March 30, 2013
Total net revenues	$46,159	$39,044	$34,552	$24,552
Gross profit	21,909	15,801	14,480	10,486
Income (loss) from operations	1,292	(7,242)	(6,156)	(9,603)
Net income (loss)	556	(4,554)	(4,566)	(5,582)
Net income (loss) per share:
Basic	$0.02	$(0.20)	$(0.20)	$(0.24)
Diluted	$0.02	$(0.20)	$(0.20)	$(0.24)
Shares used in per share computations:
Basic	23,420	23,261	23,138	23,273
Diluted	23,913	23,261	23,138	23,273

	Quarters Ended
	December 29, 2012 (1)	September 29, 2012	June 30, 2012	March 31, 2012
Total net revenues	$30,270	$43,938	$53,181	$55,492
Gross profit	11,951	22,152	24,759	25,066
Income (loss) from operations	(6,538)	3,614	4,296	4,106
Net income (loss)	(3,647)	1,903	4,506	1,703
Net income (loss) per share:
Basic	$(0.16)	$0.08	$0.19	$0.07
Diluted	$(0.16)	$0.08	$0.19	$0.07
Shares used in per share computations:
Basic	23,408	23,310	23,395	23,349
Diluted	23,408	23,760	23,877	23,981

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
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.
Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of December 28, 2013.
The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 28, 2013, specifically:

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

•
Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Nominating and Governance Committee” under “Corporate Governance.”

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
Information relating to compensation policies and practices as they relate to risk management is set forth in the section titled “The Board's Role in Risk Oversight” under the caption “Corporate Governance” in the Proxy Statement,
Information regarding compensation committee interlocks is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 28, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,042,721	$10.73	2,937,001
Equity compensation plans not approved by security holders (1)	200,762	$16.51	—
Total	2,243,483	$11.25	2,937,001

(1)
Represents the 2002 Non-Statutory Stock Plan, which was adopted without the approval of security holders. This Plan provides for the grant of non-statutory stock options to employees and service providers at grant prices equal to the fair market value on the date of grant, with an expiration date not to exceed 10 years from the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under the caption "Related Person Transaction Policy" under the caption "Corporate Governance" in the Proxy Statement, which information is incorporated herein by reference.
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
The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II – Valuation and Qualifying Accounts as of and for the years ended December 28, 2013, December 29, 2012, and December 31, 2011	82
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.
See Exhibit Index beginning on page 80 of this Annual Report on Form 10-K which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 7, 2014

NANOMETRICS INCORPORATED
By:	/S/ TIMOTHY J. STULTZ
Timothy J. Stultz President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY J. STULTZ	President, Chief Executive Officer and Director	March 7, 2014
Timothy J. Stultz	(Principal Executive Officer)

/S/ RONALD W. KISLING	Chief Financial Officer	March 7, 2014
Ronald W. Kisling	(Principal Financial Officer and Principal Accounting Officer)

/S/ BRUCE C. RHINE	Chairman of the Board of Directors	March 5, 2014
Bruce C. Rhine

/S/ HOWARD A. BAIN III	Director	March 6, 2014
Howard A. Bain III

/S/ J. THOMAS BENTLEY	Director	March 6, 2014
J. Thomas Bentley

/S/ EDWARD J. BROWN JR.	Director	March 5, 2014
Edward J. Brown Jr.

/S/ STEPHEN G. NEWBERRY	Director	March 4, 2014
Stephen G. Newberry

/S/ WILLIAM G. OLDHAM	Director	March 5, 2014
William G. Oldham

EXHIBIT INDEX
 EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1 (3)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1 (4)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2 (5)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.3 (6)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.4 (7)	Registrant’s 2002 Non-statutory Stock Option Plan and form of Stock Option Agreement

10.5 (8)	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.6 (9)	Form of Subscription Agreement Under the Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.7 (21)	Registrant’s Amended and Restated 2005 Equity Incentive Plan

10.8 (6)	Registrant’s Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements

10.9 (10)	Executive Performance Bonus Plan

10.10 (11)	Form of Offer Letter to Timothy J. Stultz

10.11 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Timothy J. Stultz, dated February 23, 2010

10.12 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Bruce A. Crawford, dated February 23, 2010

10.13 (13)	Employment Agreement between Registrant and Ronald W. Kisling, dated February 28, 2011

10.14 (14)	Employment Agreement between Registrant and Nancy E. Egan, dated October 31, 2011

All Other Material Contracts

10.17 (7)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies, Nanometrics, Inc. and Nanometrics IVS Division, Inc.

10.18 (15)	First Amendment to the Loan and Security Agreement dated September 14, 2007

10.19 (15)	Second Amendment to the Loan and Security Agreement dated May 11, 2009, with an effective date of April 29, 2009

10.20 (16)	Third Amendment to the Loan and Security Agreement dated June 15, 2009

10.21 (17)	Fourth Amendment to the Loan and Security Agreement dated April 13, 2010

10.22 (18)	Security Agreement, Balloon Promissory Note, and Deed of Trust by and between GE Commercial Finance Business Property Corporation and the Registrant, each dated July 25, 2008

10.23 (16)	Asset Transfer Agreement by and between Zygo Corporation and the Registrant, dated June 17, 2009

10.24 (16)	Supply Agreement by and between Zygo Corporation and the Registrant dated June 17, 2009

10.25 (20)	Fifth Amendment to the Loan and Security Agreement dated April 23, 2012

10.26 *	Compensation of Non-Employee Directors

14	Code of Ethics

14.1 (19)	Registrant’s Code of Business Conduct and Ethics

21	Subsidiaries

21.1*	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1*	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Ronald W. Kisling, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

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
No. 000-13470) filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (File
No. 000-13470) filed on April 12, 2012.

(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q (File
No. 000-13470) filed on November 9, 2006.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File
No. 000-13470) filed on March 28, 2013.

(5)	Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000.

(6)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File
No. 000-13470) filed on March 13, 2008.

(7)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File
No. 000-13470) filed on May 10, 2007.

(8)	Incorporated by reference to Appendix 1 filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 21, 2009.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 (File No.333-108474) filed on September 3, 2003.

(10)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 11, 2011.

(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on August 8, 2007.

(12)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 26, 2010.

(13)	Incorporated by reference to Exhibits 10.20 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 14, 2011.

(14)	Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 14, 2012.

(15)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 12, 2009.

(16)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 11, 2009.

(17)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on April 19, 2010.

(18)	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on November 6, 2008.

(19)	Incorporated by reference to Exhibit 14 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 2004.

(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 9, 2012.

(21)	Incorporated by reference to Appendix A filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 10, 2013.

*    Filed herewith.
**    Furnished herewith.

SCHEDULE II
NANOMETRICS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 28, 2013	$82	$255	$(44)	$293
December 29, 2012	$117	$(3)	$(32)	$82
December 31, 2011	$63	$81	$(27)	$117
Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 28, 2013	$10,229	$1,436	$—	$11,665
December 29, 2012	$8,142	$2,087	$—	$10,229
December 31, 2011	$7,002	$1,140	$—	$8,142