Form 10-Q
period 2014-06-28
NANOMETRICS INC
filed 2014-08-01
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒
As of July 25, 2014, there were 24,123,337 shares of common stock, $0.001 par value, issued and outstanding.

Table of Contents

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 28, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,987	$44,765
Marketable securities	49,374	48,097
Accounts receivable, net of allowances of $295 and $293, respectively	33,458	31,436
Inventories	37,753	34,520
Inventories-delivered systems	358	6,901
Prepaid expenses and other	9,911	10,519
Deferred income tax assets	14,054	14,516
Total current assets	182,895	190,754
Property, plant and equipment, net	47,244	47,439
Goodwill	11,677	11,743
Intangible assets, net	6,280	7,864
Deferred income tax assets	4,344	4,338
Other assets	679	696
Total assets	$253,119	$262,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,982	$10,604
Accrued payroll and related expenses	8,059	7,853
Deferred revenue	7,870	21,749
Other current liabilities	8,348	7,993
Income taxes payable	121	758
Total current liabilities	31,380	48,957
Deferred revenue	2,626	3,718
Income taxes payable	615	1,171
Other long-term liabilities	1,603	1,615
Total liabilities	36,224	55,461
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 24,029,033 shares and 23,537,275 shares, respectively, issued and outstanding	24	24
Additional paid-in capital	251,679	244,733
Accumulated deficit	(35,813)	(37,996)
Accumulated other comprehensive income	1,005	612
Total stockholders’ equity	216,895	207,373
Total liabilities and stockholders’ equity	$253,119	$262,834
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues:
Products	$39,224	$26,533	$82,504	$39,612
Service	8,805	8,019	17,101	19,492
Total net revenues	48,029	34,552	99,605	59,104
Costs of net revenues:
Cost of products	19,789	14,832	41,428	22,792
Cost of service	4,655	4,593	9,769	10,041
Amortization of intangible assets	677	647	1,351	1,305
Total costs of net revenues	25,121	20,072	52,548	34,138
Gross profit	22,908	14,480	47,057	24,966
Operating expenses:			—
Research and development	9,373	8,321	17,687	15,768
Selling	6,681	6,613	14,054	13,545
General and administrative	6,001	5,507	12,339	11,019
Amortization of intangible assets	107	195	215	393
Total operating expenses	22,162	20,636	44,295	40,725
Income (loss) from operations	746	(6,156)	2,762	(15,759)
Other income (expense):
Interest income	10	20	24	45
Interest expense	(96)	(205)	(196)	(431)
Other income (expense), net	(84)	(637)	168	(597)
Total other income (expense), net	(170)	(822)	(4)	(983)
Income (loss) before income taxes	576	(6,978)	2,758	(16,742)
Provision for (benefit from) income taxes	(12)	(2,412)	575	(6,594)
Net income (loss)	$588	$(4,566)	$2,183	$(10,148)
Net income (loss) per share:
Basic	$0.02	$(0.20)	$0.09	$(0.44)
Diluted	$0.02	$(0.20)	$0.09	$(0.44)
Weighted shares used in per share calculation:
Basic	23,939	23,138	23,825	23,240
Diluted	24,220	23,138	24,217	23,240
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$588	$(4,566)	$2,183	$(10,148)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	174	(35)	385	(1,979)
Net change on unrealized gains on available-for-sale investments	8	(8)	8	(3)
Other comprehensive income (loss)	182	(43)	393	(1,982)
Comprehensive income (loss)	$770	$(4,609)	$2,576	$(12,130)

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income (loss)	$2,183	$(10,148)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,814	4,268
Stock-based compensation	3,410	3,208
Excess tax benefit from equity awards	—	367
Loss on disposal of fixed assets	28	10
Inventory write-down	1,527	2,764
Deferred income taxes	490	(6,657)
Changes in fair value of contingent consideration	66	1,000
Changes in assets and liabilities:
Accounts receivable	(1,909)	(11,095)
Inventories	(3,830)	(4,121)
Inventories-delivered systems	6,543	(170)
Prepaid expenses and other	1,251	(109)
Accounts payable, accrued and other liabilities	(2,961)	1,566
Deferred revenue	(14,978)	2,548
Income taxes payable	(1,203)	(389)
Net cash used in operating activities	(4,569)	(16,958)
Cash flows from investing activities:
Maturities of marketable securities	17,620	22,788
Purchases of marketable securities	(19,479)	(23,454)
Purchases of property, plant and equipment	(3,813)	(1,970)
Net cash used in investing activities	(5,672)	(2,636)
Cash flows from financing activities:
Payments of contingent consideration	(261)	(216)
Repayments of debt obligations	—	(456)
Proceeds from sale of shares under employee stock option and purchase plans	4,201	2,858
Excess tax benefit from equity awards	—	(367)
Taxes paid on net issuance of stock awards	(664)	(86)
Repurchases of common stock	—	(5,000)
Net cash provided by (used in) financing activities	3,276	(3,267)
Effect of exchange rate changes on cash and cash equivalents	187	(952)
Net decrease in cash and cash equivalents	(6,778)	(23,813)
Cash and cash equivalents, beginning of period	44,765	62,915
Cash and cash equivalents, end of period	$37,987	$39,102
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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company adopted this standard during the three months ended March 29, 2014, resulting in a one-time tax benefit of $0.3 million, a reduction in deferred tax assets of $0.3 million, and a reduction in long-term income taxes payable of $0.6 million.
In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	June 28, 2014				December 28, 2013
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$403	$—	$—	$403	$876	$—	$—	$876
Commercial paper	—	—	—	—	—	750	—	750
Total cash equivalents	403	—	—	403	876	750	—	1,626

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	5,009	13,416	—	18,425	5,036	11,980	—	17,016
Commercial paper, municipal securities and corporate debt securities	—	30,949	—	30,949	—	31,081	—	31,081
Total marketable securities	5,009	44,365	—	49,374	5,036	43,061	—	48,097
Total (1)	$5,412	$44,365	$—	$49,777	$5,912	$43,811	$—	$49,723

Liabilities:
Contingent consideration payable	$—	$—	$2,588	$2,588	$—	$—	$2,783	$2,783

(1) Excludes cash of $37.6 million and $43.1 million held in operating accounts as of June 28, 2014 and December 28, 2013, respectively.
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

Changes in Level 3 liabilities (in thousands)
Fair value at December 28, 2013	$2,783
Payments made to Zygo Corporation	(261)
Change in fair value included in earnings	66
Fair Value at June 28, 2014	$2,588
As of June 28, 2014, the Company had liabilities of $2.6 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”), which are measured at fair value on a recurring basis, with changes in fair value recorded in other income (expense), net. Of the $2.6 million of Zygo liabilities at June 28, 2014, $1.2 million was a current liability and $1.4 million was a long-term liability. As of December 28, 2013, the liabilities totaled $2.8 million of which $1.3 million was a current liability and $1.5 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4. Cash and Investments

The following table presents cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$37,584	—	$—	$37,584
Cash equivalents:
Money market funds	403	—	—	403
Marketable securities:
Commercial paper	999	—	—	999
U.S. Treasury securities	5,008	1	—	5,009
U.S. Government agency securities	13,412	6	(2)	13,416
Municipal securities	8,228	5	(1)	8,232
Corporate debt securities	21,710	14	(6)	21,718
Total cash, cash equivalents, and marketable securities	$87,344	$26	$(9)	$87,361

	December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,139	$—	$—	$43,139
Cash equivalents:
Money market funds	876	—	—	876
Commercial paper	750	—	—	750
Marketable securities:
U.S. Treasury Securities	5,036	—	—	5,036
U.S. Government agency securities	11,980	4	(4)	11,980
Municipal securities	9,756	11	(4)	9,763
Corporate debt securities	21,316	7	(5)	21,318
Total cash, cash equivalents, and marketable securities	$92,853	$22	$(13)	$92,862

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of June 28, 2014 and December 28, 2013, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity. Both the gross unrealized gains and gross unrealized losses for the three and six months ended June 28, 2014 and June 29, 2013, were insignificant and no

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

marketable securities had other than temporary impairment. All marketable securities as of June 28, 2014 and December 28, 2013, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivables in Japan are sold without recourse to unrelated third party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging in total from 1.23% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $1.0 million and $3.2 million of receivables during the three months ended June 28, 2014 and June 29, 2013, respectively, and sold $1.5 million and $4.6 million of receivables during the six months ended June 28, 2014 and June 29, 2013, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at June 28, 2014 and December 28, 2013, respectively.

Note 6. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories consist of the following as of the following dates (in thousands):

	June 28, 2014	December 28, 2013
Raw materials and sub-assemblies	$20,754	$19,655
Work in process	8,943	7,597
Finished goods	8,056	7,268
Inventories	37,753	34,520
Inventories-delivered systems	358	6,901
Total inventories	$38,111	$41,421

The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

Note 7. Property, Plant and Equipment
Property, plant and equipment, net, consist of the following as of the following dates (in thousands):

	June 28, 2014	December 28, 2013
Land	$15,575	$15,569
Building and improvements	19,803	19,403
Machinery and equipment	28,146	27,820
Furniture and fixtures	2,362	2,308
Software	7,810	1,851
Capital in progress	1,533	5,833
Total property, plant and equipment, gross	75,229	72,784
Accumulated depreciation and amortization	(27,985)	(25,345)
Total property, plant and equipment, net	$47,244	$47,439
Total depreciation and amortization expense for the three months ended June 28, 2014 and June 29, 2013, was $1.6 million and $1.3 million, respectively. Total depreciation and amortization expense for the six months ended June 28, 2014 and June 29, 2013, was $3.2 million and $2.6 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the six months ended June 28, 2014 (in thousands):

Balance as of December 28, 2013	$11,743
Foreign currency movements	(66)
Balance as of June 28, 2014	$11,677
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets consisted of the following as of the following dates (in thousands):

	June 28, 2014
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,060	$(12,334)	$5,726
Customer relationships	9,567	(9,420)	147
Brand names	1,927	(1,751)	176
Patented technology	2,252	(2,021)	231
Trademark	80	(80)	—
	$31,886	$(25,606)	$6,280

	December 28, 2013
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,095	$(11,032)	$7,063
Customer relationships	9,573	(9,263)	310
Brand names	1,927	(1,700)	227
Patented technology	2,252	(1,988)	264
Trademark	80	(80)	—
	$31,927	$(24,063)	$7,864

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from 2 to 10 years. Total amortization expense for each of the three months ended June 28, 2014 and June 29, 2013 was $0.8 million and $0.8 million, respectively. Total amortization expense for each of the six months ended June 28, 2014 and June 29, 2013, was $1.6 million and $1.7 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At June 28, 2014, estimated future amortization expense of intangible assets were as follows (in thousands):

Fiscal years	Amount
2014 (remaining six months)	$1,536
2015	2,392
2016	1,940
2017	206
2018	140
Thereafter	66
Total future amortization expense	$6,280

Note 9. Other Current Liabilities
Other current liabilities consist of the following as of the following dates (in thousands):

	June 28, 2014	December 28, 2013
Accrued warranty	$3,484	$3,426
Accrued professional services	712	545
Customer deposits	930	867
Fair value of contingent payments to Zygo Corporation related to acquisition - current portion	1,157	1,344
Other	2,065	1,811
Total other current liabilities	$8,348	$7,993

Note 10. Line of Credit and Debt Obligations

Line of Credit - On May 30, 2014, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of June 28, 2014, was $17.6 million. As of June 28, 2014, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of June 28, 2014. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.

Mortgage Loan - In July 2008, the Company entered into a mortgage loan agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising the Company's principal offices in Milpitas, California. The loan initially bore interest at the rate of 7.18% per annum, which rate was scheduled to reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments were based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, the Company could make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2012, the Company prepaid $1.4 million of the loan, representing 20% of the outstanding balance at the time of prepayment. On July 18, 2013, the Company repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. The Company did not incur any fees associated with

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the prepayment of the loan. As of June 28, 2014, there was no outstanding balance and no available amounts to borrow on the loan.

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
A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations for the three and six months ended June 28, 2014 and June 29, 2013, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average common shares outstanding used in basic net income (loss) per share calculation	23,939	23,138	23,825	23,240
Dilutive common stock equivalents, using treasury stock method	281	—	392	—
Shares used in diluted net income (loss) per share computation	24,220	23,138	24,217	23,240

The Company excluded an insignificant amount of ESPP shares for the six months ended June 28, 2014, since their inclusion would have been anti-dilutive. Since the Company had a net loss for the three and six months ended June 29, 2013, potentially dilutive securities of 0.4 million shares were not included in the computation of diluted shares for each period since inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same for the three and six months ending June 29, 2013.

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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock Options
Expected life	4.6 years	4.6 years	4.6 years	4.5 years
Expected volatility	52.00%	68.90%	54.86%	72.32%
Risk-free interest rate	1.56%	1.02%	1.54%	0.90%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	32.60%	25.94%	32.60%	27.61%
Risk-free interest rate	1.00%	0.10%	1.00%	0.11%
Dividends	—	—	—	—

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The weighted average fair value per share of the stock options awarded in the three months ended June 28, 2014 and June 29, 2013, was $7.30 and $7.94, respectively, and in the six months ended June 28, 2014 and June 29, 2013, was $8.13 and $8.70, respectively, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the six months ended June 28, 2014 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options:
Outstanding at December 28, 2013	1,909,039	$13.22	4.02	$10,341
Exercised	(327,466)	$10.39
Granted	74,300	$17.56
Cancelled	(70,688)	$15.42
Outstanding at June 28, 2014	1,585,185	$13.91	3.96	$7,139
Exercisable at June 28, 2014	1,028,377	$12.73	3.17	$5,840
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.37 as of June 27, 2014, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended June 28, 2014 and June 29, 2013, was $0.8 million and $0.6 million, respectively, and during the six months ended June 28, 2014 and June 29, 2013, was $2.5 million and $1.4 million, respectively.

Restricted Stock Units ("RSUs")
A summary of activity for RSUs during the six months ended June 28, 2014, is as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs at December 28, 2013	334,444	$18.61
Granted	385,385	$17.65
Released	(134,858)	$17.91
Cancelled	(15,246)	$17.51
Outstanding RSUs at June 28, 2014	569,725	$18.37

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of products	$68	$53	$129	$98
Cost of service	89	71	174	130
Research and development	296	362	636	679
Selling	437	501	863	941
General and administrative	886	764	1,608	1,360
Total stock-based compensation expense	$1,776	$1,751	$3,410	$3,208

Note 13. Components of Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in components of accumulated other comprehensive income (loss) for the six months ended June 28, 2014 (in thousands):

	Defined Benefit Pension Plans	Foreign Currency Translations	Unrealized Gain on Investment	Total
Balance at December 28, 2013	$(28)	$631	$9	$612
Other comprehensive income	—	385	8	393
Balance at June 28, 2014	$(28)	$1,016	$17	$1,005

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets within other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of the period	$3,575	$3,655	$3,426	$4,203
Accruals for warranties issued during period	913	701	2,013	1,124
Aggregate changes in liabilities related to preexisting warranties	993	386	1,204	603
Settlements during the period	(1,997)	(1,223)	(3,159)	(2,411)
Balance at end of the period	$3,484	$3,519	$3,484	$3,519

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
The Company recorded a tax benefit of $0.01 million and $2.4 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and a tax provision of $0.6 million and a tax benefit of $6.6 million for the six months ended June 28, 2014 and June 29, 2013, respectively. The change during the three months ended June 28, 2014, compared to the corresponding period in 2013, was primarily related to the increase in profitability of the Company during the three months ended June 28, 2014. The change during the six months ended June 28, 2014, compared to the corresponding period in 2013, was primarily related to the increase in profitability of the Company during the six months ended June 28, 2014, as well as a one-time benefit of $0.6 million recorded during the six months ended June 29, 2013 related to the retroactive reinstatement of the 2012 Federal R&D tax credit.
As of June 28, 2014, the Company continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest was immaterial for the three and six months ended June 28, 2014. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.3 million.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with which it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of June 28, 2014 and December 28, 2013.

Note 17. Geographic and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film and optical critical dimension systems. The following tables summarize total net revenues (based on the deployments and service location of the systems) and long-lived assets (excluding intangible assets) attributed to significant geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	$13,302	$16,328	$20,043	$25,761
Japan	2,222	5,407	5,906	6,051
Taiwan	6,281	2,018	10,697	7,230
China	9,358	5,594	24,846	9,141
South Korea	8,373	506	24,262	761
Other	8,493	4,699	13,851	10,160
Total net revenues	$48,029	$34,552	$99,605	$59,104

	At
	June 28, 2014	December 28, 2013
United States	$44,963	$44,775
Japan	105	125
South Korea	383	445
All Other	1,793	2,094
Total long-lived tangible assets	$47,244	$47,439

The following customers accounted for 10% or more of total accounts receivable as of the following dates:

	June 28, 2014	December 28, 2013
SK Hynix	24%	22%
Taiwan Semiconductor Mfg. Co.	17%	12%
Global Foundries	17%	***
Samsung Electronics Co. Ltd.	***	27%
Intel Corporation	***	14%

     *** The customer accounted for less than 10% of total accounts receivable as of that period end.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Intel Corporation	18%	29%	16%	27%
SK Hynix	18%	23%	13%	15%
Samsung Electronics Co. Ltd.	16%	15%	35%	12%
Global Foundries	15%	***	***	***
Taiwan Semiconductor Mfg. Co.	11%	***	***	***

     *** The customer accounted for less than 10% of total net revenues for that period.

Note 18. Subsequent Event
In July 2014, the Company communicated a plan to consolidate a portion of its European operations to maximize efficiencies. The Company anticipates recording a charge related to employee involuntary termination benefits of approximately $0.7 million. The Company will incur additional charges related to a facility lease which currently expires in 2017. The Company will measure and recognize the exit liability associated with this lease at the cease-use date. The Company expects to complete this restructuring plan by March 2015. Other related costs will be recognized as incurred.

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
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades ("services'') for the installed base of our products. For the six months ended June 28, 2014, we derived 83% of our total net revenues from product sales and 17% of our total net revenues from services.

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

•
Reduced Number of Customers. Our market is characterized by an ongoing oligopsonistic trend which drives customer concentration. Our largest customer accounted for 35% of our total revenue in the six months ended June 28, 2014, and 27% of our total revenue in the six months ended June 29, 2013.

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and judgments that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. There were no significant changes in our critical accounting policies during the six months ended June 28, 2014. Please refer to Item 7, "Management's Discussion and Analysis of

Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations
Net Revenues
Our net revenues by category were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Changes In		June 28, 2014	June 29, 2013	Changes In
			Amount	%			Amount	%
Automated Systems	$33,456	$23,366	$10,090	43%	$67,339	$28,628	$38,711	135%
Integrated Systems	2,853	1,761	1,092	62%	9,775	3,916	5,859	150%
Materials Characterization	2,915	1,406	1,509	107%	5,390	7,068	(1,678)	(24)%
Total product revenues	39,224	26,533	12,691	48%	82,504	39,612	42,892	108%
Service revenues	8,805	8,019	786	10%	17,101	19,492	(2,391)	(12)%
Total net revenues	$48,029	$34,552	$13,477	39%	$99,605	$59,104	$40,501	69%

For the three and six months ended June 28, 2014, total net revenues increased by $13.5 million and $40.5 million, respectively, relative to the comparable 2013 periods. These increase were primarily from an industry-wide improvement in memory-related semiconductor capital spending and from an increase in foundry penetration, supported by the adoption of multiple Atlas®, UniFireTM and IMPULSE® systems by multiple customers.
For the three and six months ended June 28, 2014, product revenues increased by $12.7 million and $42.9 million, respectively, relative to the comparable 2013 period. These increases were led by a $10.1 million and $38.7 million increase in the three and six months ended June 28, 2014, relative to the comparable 2013 periods, in Automated Systems sales (primarily from Atlas® II, followed by UniFireTM ) and a $1.1 million and $5.9 million increase in the three and six months ended June 28, 2014, relative to the comparable 2013 periods, in Integrated Systems sales (primarily from IMPULSE® systems), for the reasons cited above.
Service revenues increased by $0.8 million during the three months ended June 28, 2014, relative to the comparable 2013 period, due to an increase in demand for core services from customers. Service revenues decreased by $2.4 million during the six months ended June 28, 2014, relative to the comparable 2013 period, primarily due to upgrades of a large number of installed tools by a customer during the first quarter of 2013. Upgrades tend to fluctuate from quarter-to-quarter based on availability of new functionality from upgrades and customer production cycles, which determine when customers purchase available upgrades.
With a significant portion of the world's semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time-to-time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross Margin

Our gross margin for product and services were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product	47.8%	41.7%	48.1%	39.2%
Services	47.1%	42.7%	42.9%	48.5%
The calculation of product gross margin includes both cost of products and amortization of intangible assets. Product gross margin for the three and six months ended June 28, 2014, was 47.8% and 48.1%, respectively, reflecting an increase of 6.1 percentage points and 8.9 percentage points, respectively, from the comparable periods in 2013. The increase during the three and six months ended June 28, 2014, compared to the same periods of the prior fiscal year, was primarily driven by the favorable impact of higher revenues against fixed costs, such as fixed overhead and amortization of intangible assets, and by the decrease in reserves for excess and obsolete inventory.
The gross margin for our services business was 47.1% and 42.9%, respectively, for the three and six months ended June 28, 2014, reflecting an increase of 4.4 percentage points and a decrease of 5.6 percentage points, respectively, from the comparable period in 2013. The increase in the three months ended June 28, 2014, as compared to the same period in 2013, was primarily driven by higher core services revenue. The decrease in the six months ended June 28, 2014, as compared to the same period in 2013, was due principally to a decrease in upgrade revenues, which typically have higher margins than core service revenue.
Operating Expenses
Our operating expenses comprised the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
			Changes in				Changes in
	June 28, 2014	June 29, 2013	Amount	%	June 28, 2014	June 29, 2013	Amount	%
Research and development	$9,373	$8,321	$1,052	13%	$17,687	$15,768	$1,919	12%
Selling	6,681	6,613	68	1%	14,054	13,545	509	4%
General and administrative	6,001	5,507	494	9%	12,339	11,019	1,320	12%
Amortization of intangible assets	107	195	(88)	(45)%	215	393	(178)	(45)%
Total operating expenses	$22,162	$20,636	$1,526	7%	$44,295	$40,725	$3,570	9%
Research and development. Research and development expenses increased by $1.1 million for the three months ended June 28, 2014, over the comparable period in 2013, primarily due to the following:
•a $0.8 million increase in spending for non-recurring engineering projects, including product design and prototype development, along with related material spending; and
•a $0.5 million increase in personnel related costs, primarily related to increased headcount and personnel related benefit cost; partially offset by
•a $0.3 million decrease in use of outside consultants.
Research and development expenses increased by $1.9 million for the six months ended June 28, 2014, over the comparable period in 2013, primarily due to the following:
•a $1.2 million increase in spending for non-recurring engineering projects, including product design and prototype development, along with related material spending; and
•a $1.0 million increase in personnel related costs, primarily related to increased headcount and personnel-related benefit cost; partially offset by

•a $0.3 million decrease in use of outside consultants.
Selling. Selling expenses were unchanged for the three months ended June 28, 2014, over the comparable period in 2013. Increases in personnel related cost and sales commissions of $0.3 million were offset by a decrease of $0.2 million in demonstration equipment amortization.
Selling expenses increased by $0.5 million for the six months ended June 28, 2014, over the comparable period in 2013, primarily due to the following:
•a $0.6 million increase in personnel related costs, including commissions and travel costs; partially offset by
•a $0.2 million decrease in demonstration tool amortization.
General and administrative. General and administrative expenses increased by $0.5 million for the three months ended June 28, 2014, over the comparable period in 2013, primarily due to the increase in consulting, and software license fees and amortization related to the implementation of a new Enterprise Resource Planning ("ERP") system in the first quarter of 2014.
General and administrative expenses increased by $1.3 million for the six months ended June 28, 2014, over the comparable periods in 2013, primarily due to a $0.9 million increase in consulting, and software license fees and amortization related to the implementation of the ERP system in the first quarter of 2014.
Restructuring. In July 2014, the Company communicated a plan to consolidate a portion of its European operations to maximize efficiencies. In the second half of 2014, the Company anticipates recording a charge related to employee involuntary termination benefits of approximately $0.7 million. The Company will incur additional charges related to a facility lease which currently expires in 2017. The Company will measure and recognize the exit liability associated with this lease at the cease-use date. The Company expects to complete this restructuring plan by March 2015. Other related costs will be recognized as incurred.
Amortization of intangible assets. Amortization of intangible assets decreased for the three and six months ended June 28, 2014, compared to the same periods in 2013, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2013.
Other Income (expense), net. Our other income (expense), net, consisted of the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
			Changes in				Changes in
	June 28, 2014	June 29, 2013	Amount	%	June 28, 2014	June 29, 2013	Amount	%
Interest income	$10	$20	$(10)	(50)%	$24	$45	$(21)	(47)%
Interest expense	(96)	(205)	109	(53)%	(196)	(431)	235	(55)%
Other income (expense), net	(84)	(637)	553	(87)%	168	(597)	765	(128)%
Total other income (expense), net	$(170)	$(822)	$652	(79)%	$(4)	$(983)	$979	(100)%

Interest expense for the three and six months ended June 28, 2014, was lower than the comparable prior year period due to the repayment of the entire outstanding balance of the mortgage on our headquarters during 2013. The decrease in other expense, net, during the three and six months ended June 28, 2014, compared to the same periods in 2013, was primarily due to a change in fair value of contingent consideration payable as a result of fluctuation of unobservable inputs, which resulted in an increase of $0.5 million and $0.8 million in other expense during the three and six months ended June 30, 2013, compared to a nominal adjustment during the three and six months ended June 28, 2014.
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

We recorded a tax benefit of $0.1 million and $2.4 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and a tax provision of $0.6 million and a tax benefit of $6.6 million for the six months ended June 28, 2014 and June 29, 2013, respectively. The change during the three months ended June 28, 2014, compared to the corresponding period in 2013, was primarily related to the increase in profitability during the three months ended June 28, 2014. The change during the six months ended June 28, 2014, compared to the corresponding period in 2013, was primarily related to the increase in profitability during the six months ended June 28, 2014, as well as a one-time benefit of $0.6 million recorded during the six months ended June 29, 2013 related to the retroactive reinstatement of the 2012 Federal R&D tax credit.
As of June 28, 2014, we continued to maintain a valuation allowance against certain net deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income in various tax jurisdictions. In the event that we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. The total amount of accrued penalties and interest was immaterial for the three and six months ended June 28, 2014. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.3 million.
Liquidity and Capital Resources
We maintain an ongoing investment strategy of maintaining a portion of our cash and investments in available-for-sale investments with the objective of preserving capital and maintaining liquidity while mitigating concentration risk and increasing yields. Our policy is to maintain a marketable securities portfolio consisting of highly rated investments that may include: obligations issued by the U.S. Treasury and its agencies, corporate bonds and commercial paper, tax exempt debt obligations of U.S. municipalities, and time deposits at commercial banks. Our policy is that, with the exception of U.S. treasury and agency issues, no single issue at the time of purchase, may exceed 5% of the total portfolio or have a duration exceeding two years. At June 28, 2014, our cash and cash equivalents, and marketable securities totaled $87.4 million and working capital was $151.5 million, compared to $92.9 million and $141.8 million, respectively, as of December 28, 2013.
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
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 28, 2014, was $4.6 million, which resulted primarily from the following factors: Net income of $2.2 million and non-cash transactions of $10.3 million, offset in part by an $17.1 million reduction in non-cash working capital. Non-cash transactions primarily consisted of depreciation and amortization expense of $4.8 million, stock based compensation of $3.4 million, inventory write down of $1.5 million, and a $0.5 million decrease in deferred income taxes. The reduction in non-cash working capital as of June 28, 2014, compared to December 28, 2013, was primarily due to a $15.0 million decrease in deferred revenue, a $3.0 million decrease in accounts payables, accrued and other liabilities, a $3.8 million increase in inventory, and a $1.9 million increase in accounts receivables, offset in part by a $6.5 million decrease in inventory - delivered systems and a $1.2 million decrease in prepaid expenses and other.

Cash used by operating activities for the six months ended June 29, 2013, was $17.0 million, which resulted primarily from the following factors: net loss of $10.1 million and a $11.8 million decrease in non-cash working capital offset in part by non-cash items of $5.0 million. Non-cash items primarily consisted of depreciation and amortization expense of $4.3 million, stock based compensation of $3.2 million, inventory write down of $2.8 million, and a $1.0 million increase in the fair value of contingent consideration, offset in part by $6.7 million of deferred income taxes. The reduction in non-cash working capital as of June 29, 2013, from December 29, 2012, was primarily due to an $11.1 million increase in accounts receivable as a result of higher sales volumes during the second quarter ended June 29, 2013, and a $4.1 million increase in inventory, partially offset by a $2.5 million decrease in deferred revenue.
Cash Flows from Investing Activities
For the six months ended June 28, 2014, $19.5 million of cash was used for purchases of marketable securities, and $3.8 million for capital asset purchases. These outflows were offset in part by $17.6 million cash received from maturities of marketable securities.
For the six months ended June 29, 2013, $23.5 million of cash was used for purchases of marketable securities, and $2.0 million for capital asset purchases. These outflows were offset by $22.8 million cash received from maturities of marketable securities.
Cash Flows from Financing Activities
For the six months ended June 28, 2014, $3.3 million was provided by financing activities primarily from $4.2 million, net of tax, received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program, partially offset by a $0.7 million reduction related to employee taxes paid on net issuances of stock awards and $0.3 million paid to Zygo related to royalties and sustaining engineering payments.
For the six months ended June 29, 2013, $3.3 million was used for financing activities primarily composed of $5.0 million used to repurchase common stock, $0.5 million used to repay debt obligations, and a $0.4 million reduction related to the effect of excess tax benefits from the exercise of stock options. These payments were partially offset by $2.9 million, net of tax, received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program.
Line of Credit
On May 30, 2014, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of June 28, 2014 was $17.6 million. As of June 28, 2014, we were not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of June 28, 2014. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Mortgage Loan

In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bore interest at the rate of 7.18% per annum which rate was scheduled to reset in August 2013 to 3.03% over the weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments were based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest was due on August 1, 2018. According to the terms of the loan agreement, we could make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2012, we prepaid $1.4 million of the loan, respectively, representing 20% of the outstanding balance at the time of prepayment. On July 18, 2013, we repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. We did not incur any fees associated with the prepayment of the loan. As of June 28, 2014, there was no outstanding balance and no available amount to borrow under the loan.

Repurchases of Common Stock

On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock, referred to as the 2012 program. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the three months ended March 30, 2013, we repurchased and retired 332,771 shares of our common stock under this approved program at the weighted average price of $15.03 per share. We made no repurchases of our common stock during the six months ended June 28, 2014. As of June 28, 2014, $11.5 million remained available for the future repurchase of shares of our common stock under the 2012 program.

Business Partnership

On June 17, 2009, we announced a strategic business relationship with Zygo under which we purchased inventory and certain other assets including the UniFire system from Zygo and the two companies entered into a supply agreement. We will make payments to Zygo (with an estimated present value of $2.6 million as of June 28, 2014, compared to $2.8 million as of December 28, 2013) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.3 million and $0.2 million to Zygo in each of the six months ended June 28, 2014 and June 29, 2013, respectively.

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

Off-Balance Sheet Arrangements

As of June 28, 2014, we had no off-balance sheet arrangements or obligations.

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

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Ronald W. Kisling, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the first quarter of 2014, we implemented a new enterprise resource planning or ERP system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company attempted to maintain its internal control design to achieve all key financial reporting assertions. During the quarter ended June 28, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS
The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

All Other Material Contracts

10.2(3)	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and Nanometrics Incorporated dated May 30, 2014.

31	Rule 13a-14(a)/15d-14(a) Certifications

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 28, 2014, and December 28, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the Securities and Exchange Commission (“SEC”) on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the SEC on April 12, 2012.

(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on June 4, 2014.

(4)	Filed herewith.

(5)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ RONALD W. KISLING
Ronald W. Kisling
Chief Financial Officer
(Principal Financial Officer)

Dated: July 31, 2014

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

All Other Material Contracts

10.1(3)	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and Nanometrics Incorporated dated May 30, 2014.

31	Rule 13a-14(a)/15d-14(a) Certifications

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
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 28, 2014, and December 28, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the Securities and Exchange Commission (“SEC”) on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (SEC File No. 000-13470) filed with the SEC on April 12, 2012.

(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on June 4, 2014.

(4)	Filed herewith.

(5)	Furnished herewith.