Form 10-Q
period 2014-09-27
NANOMETRICS INC
filed 2014-10-31
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________
FORM 10-Q
_____________________________________

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒
As of October 24, 2014, there were 24,158,015 shares of common stock, $0.001 par value, issued and outstanding.

Table of Contents

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 27, 2014

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 27, 2014 and September 28, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 27, 2014 and September 28, 2013 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 27, 2014 and September 28, 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

Signatures		33

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,625	$44,765
Marketable securities	48,748	48,097
Accounts receivable, net of allowances of $253 and $293, respectively	26,061	31,436
Inventories	35,762	34,520
Inventories-delivered systems	501	6,901
Prepaid expenses and other	9,356	10,519
Deferred income tax assets	2,922	14,516
Total current assets	158,975	190,754
Property, plant and equipment, net	50,736	47,439
Goodwill	11,039	11,743
Intangible assets, net	5,255	7,864
Deferred income tax assets	362	4,338
Other assets	593	696
Total assets	$226,960	$262,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,948	$10,604
Accrued payroll and related expenses	8,395	7,853
Deferred revenue	5,944	21,749
Other current liabilities	7,834	7,993
Income taxes payable	639	758
Total current liabilities	28,760	48,957
Deferred revenue	3,253	3,718
Income taxes payable	635	1,171
Deferred tax liability	2,701	—
Other long-term liabilities	1,673	1,615
Total liabilities	37,022	55,461
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized; 24,156,554 shares and 23,537,275 shares, respectively, issued and outstanding	24	24
Additional paid-in capital	255,036	244,733
Accumulated deficit	(64,475)	(37,996)
Accumulated other comprehensive income (loss)	(647)	612
Total stockholders’ equity	189,938	207,373
Total liabilities and stockholders’ equity	$226,960	$262,834
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues:
Products	$19,487	$30,164	$101,991	$69,776
Service	7,646	8,880	24,747	28,372
Total net revenues	27,133	39,044	126,738	98,148
Costs of net revenues:
Cost of products	10,737	18,116	52,165	40,908
Cost of service	4,292	4,469	14,061	14,510
Amortization of intangible assets	688	658	2,039	1,963
Total costs of net revenues	15,717	23,243	68,265	57,381
Gross profit	11,416	15,801	58,473	40,767
Operating expenses:
Research and development	8,037	8,926	25,724	24,695
Selling	6,389	6,758	20,443	20,303
General and administrative	5,781	5,424	18,120	16,442
Amortization of intangible assets	103	195	318	588
Restructuring charge	1,715	1,740	1,715	1,740
Total operating expenses	22,025	23,043	66,320	63,768
Loss from operations	(10,609)	(7,242)	(7,847)	(23,001)
Other income (expense):
Interest income	13	7	37	51
Interest expense	(90)	(118)	(286)	(549)
Other income (expense), net	(57)	(334)	111	(930)
Total other expense, net	(134)	(445)	(138)	(1,428)
Loss before income taxes	(10,743)	(7,687)	(7,985)	(24,429)
Provision for (benefit from) income taxes	17,919	(3,133)	18,494	(9,727)
Net loss	$(28,662)	$(4,554)	$(26,479)	$(14,702)
Net loss per share:
Basic	$(1.19)	$(0.20)	$(1.11)	$(0.63)
Diluted	$(1.19)	$(0.20)	$(1.11)	$(0.63)
Weighted shares used in per share calculation:
Basic	24,132	23,261	23,928	23,247
Diluted	24,132	23,261	23,928	23,247
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net loss	$(28,662)	$(4,554)	$(26,479)	$(14,702)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,637)	1,142	(1,252)	(837)
Net change on unrealized gains on available-for-sale investments	(15)	20	(7)	17
Other comprehensive income (loss)	(1,652)	1,162	(1,259)	(820)
Comprehensive loss	$(30,314)	$(3,392)	$(27,738)	$(15,522)

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net loss	$(26,479)	$(14,702)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8,660	6,536
Stock-based compensation	5,115	5,912
Excess tax benefit from equity awards	—	467
Loss on disposal of fixed assets	80	173
Provision for doubtful accounts receivable	11	—
Inventory write-down	1,109	6,307
Deferred income taxes	20,776	(9,659)
Changes in fair value of contingent consideration	118	1,045
Changes in assets and liabilities:
Accounts receivable	4,871	(1,818)
Inventories	(7,998)	(7,173)
Inventories-delivered systems	6,400	(300)
Prepaid expenses and other	1,751	820
Accounts payable, accrued and other liabilities	(4,535)	6,798
Deferred revenue	(16,270)	2,044
Income taxes payable	(3,158)	(363)
Net cash used in operating activities	(9,549)	(3,913)
Cash flows from investing activities:
Maturities of marketable securities	25,570	38,030
Purchases of marketable securities	(26,810)	(40,797)
Purchases of property, plant and equipment	(2,800)	(3,516)
Net cash used in investing activities	(4,040)	(6,283)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(470)	(735)
Repayments of debt obligations	—	(5,224)
Proceeds from sale of shares under employee stock option and purchase plans	5,852	3,192
Excess tax benefit from equity awards	—	(467)
Taxes paid on net issuance of stock awards	(664)	(86)
Repurchases of common stock	—	(5,000)
Net cash provided by (used in) financing activities	4,718	(8,320)
Effect of exchange rate changes on cash and cash equivalents	(269)	(566)
Net decrease in cash and cash equivalents	(9,140)	(19,082)
Cash and cash equivalents, beginning of period	44,765	62,915
Cash and cash equivalents, end of period	$35,625	$43,833

Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$4,627	$3,106
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
The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2013, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014.

Fiscal Period – The Company uses a 52/53 week fiscal year ending on the last Saturday of the calendar year. All references to the quarter refer to Nanometrics' fiscal quarter. The fiscal quarters presented herein include 13 weeks.

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

The Company regularly evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. In accordance with revenue recognition guidance, the Company allocates the arrangement consideration among the deliverables based on relative selling prices. The Company has established VSOE for some of its products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, the Company uses best estimate of selling price to determine standalone selling price for such deliverable. The Company does not use third party evidence to determine standalone selling price since this information is not widely available in the market as the Company's products contain a significant element of proprietary technology and the solutions offered differ substantially from competitors. The Company has established a process for developing estimated selling prices, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. The Company monitors and evaluates estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	September 27, 2014				December 28, 2013
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$549	$—	$—	$549	$876	$—	$—	$876
Commercial paper	—	650	—	650	—	750	—	750
Total cash equivalents	549	650	—	1,199	876	750	—	1,626

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	2,498	18,687	—	21,185	5,036	11,980	—	17,016
Commercial paper, municipal securities and corporate debt securities	—	27,563	—	27,563	—	31,081	—	31,081
Total marketable securities	2,498	46,250	—	48,748	5,036	43,061	—	48,097
Total (1)	$3,047	$46,900	$—	$49,947	$5,912	$43,811	$—	$49,723

Liabilities:
Contingent consideration payable	$—	$—	$2,431	$2,431	$—	$—	$2,783	$2,783

(1) Excludes cash of $34.4 million and $43.1 million held in operating accounts as of September 27, 2014 and December 28, 2013, respectively.
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

Changes in Level 3 liabilities (in thousands)
Fair value at December 28, 2013	$2,783
Payments made to Zygo Corporation	(470)
Change in fair value included in earnings	118
Fair Value at September 27, 2014	$2,431
As of September 27, 2014, the Company had liabilities of $2.4 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”), which are measured at fair value on a recurring basis, with changes in fair value recorded in other income (expense), net. Of the $2.4 million of Zygo liabilities at September 27, 2014, $0.9 million was a current liability and $1.5 million was a long-term liability. As of December 28, 2013, the liabilities totaled $2.8 million of which $1.3 million was a current liability and $1.5 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4. Cash and Investments

The following table presents cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	September 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,426	—	$—	$34,426
Cash equivalents:
Money market funds	549	—	—	549
Commercial paper	650	—	—	650
Marketable securities:
Commercial paper	700	—	—	700
U.S. Treasury securities	2,497	1	—	2,498
U.S. Government agency securities	18,685	6	(4)	18,687
Municipal securities	5,014	3	(2)	5,015
Corporate debt securities	21,850	9	(11)	21,848
Total cash, cash equivalents, and marketable securities	$84,371	$19	$(17)	$84,373

	December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,139	$—	$—	$43,139
Cash equivalents:
Money market funds	876	—	—	876
Commercial paper	750	—	—	750
Marketable securities:
U.S. Treasury Securities	5,036	—	—	5,036
U.S. Government agency securities	11,980	4	(4)	11,980
Municipal securities	9,756	11	(4)	9,763
Corporate debt securities	21,316	7	(5)	21,318
Total cash, cash equivalents, and marketable securities	$92,853	$22	$(13)	$92,862

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of September 27, 2014 and December 28, 2013, were available-for-sale and

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity. Both the gross unrealized gains and gross unrealized losses for the three and nine months ended September 27, 2014 and September 28, 2013, were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of September 27, 2014 and December 28, 2013, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivables in Japan are sold without recourse to unrelated third party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging in total from 1.19% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $1.3 million and $0.6 million of receivables during the three months ended September 27, 2014 and September 28, 2013, respectively, and sold $2.9 million and $5.2 million of receivables during the nine months ended September 27, 2014 and September 28, 2013, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at September 27, 2014 and December 28, 2013, respectively.

Note 6. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories consist of the following as of the following dates (in thousands):

	September 27, 2014	December 28, 2013
Raw materials and sub-assemblies	$18,836	$19,655
Work in process	6,366	7,597
Finished goods	10,560	7,268
Inventories	35,762	34,520
Inventories-delivered systems	501	6,901
Total inventories	$36,263	$41,421

The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as "Inventories-delivered systems."

Note 7. Property, Plant and Equipment
Property, plant and equipment, net, consist of the following as of the following dates (in thousands):

	September 27, 2014	December 28, 2013
Land	$15,575	$15,569
Building and improvements	19,826	19,403
Machinery and equipment	31,569	27,820
Furniture and fixtures	2,343	2,308
Software	7,844	1,851
Capital in progress	3,070	5,833
Total property, plant and equipment, gross	80,227	72,784
Accumulated depreciation and amortization	(29,491)	(25,345)
Total property, plant and equipment, net	$50,736	$47,439
Total depreciation and amortization expense for the three months ended September 27, 2014 and September 28, 2013, was $1.7 million and $1.4 million, respectively. Total depreciation and amortization expense on property, plant and equipment for the nine months ended September 27, 2014 and September 28, 2013, was $4.9 million and $4.0 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the nine months ended September 27, 2014 (in thousands):

Balance as of December 28, 2013	$11,743
Foreign currency movements	(704)
Balance as of September 27, 2014	$11,039
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets consisted of the following as of the following dates (in thousands):

	September 27, 2014
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$17,471	$(12,647)	$4,824
Customer relationships	9,510	(9,444)	66
Brand names	1,927	(1,776)	151
Patented technology	2,252	(2,038)	214
Trademark	80	(80)	—
	$31,240	$(25,985)	$5,255

	December 28, 2013
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,095	$(11,032)	$7,063
Customer relationships	9,573	(9,263)	310
Brand names	1,927	(1,700)	227
Patented technology	2,252	(1,988)	264
Trademark	80	(80)	—
	$31,927	$(24,063)	$7,864

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from 2 to 10 years. Total amortization expense for each of the three months ended September 27, 2014 and September 28, 2013 was $0.8 million and $0.9 million, respectively. Total amortization expense for each of the nine months ended September 27, 2014 and September 28, 2013, was $2.3 million and $2.6 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At September 27, 2014, estimated future amortization expense of intangible assets were as follows (in thousands):

Fiscal years	Amount
2014 (remaining three months)	$734
2015	2,293
2016	1,816
2017	206
2018	140
Thereafter	66
Total future amortization expense	$5,255

Note 9. Other Current Liabilities
Other current liabilities consist of the following as of the following dates (in thousands):

	September 27, 2014	December 28, 2013
Accrued warranty	$2,990	$3,426
Accrued professional services	726	545
Customer deposits	3	867
Fair value of contingent payments to Zygo Corporation related to acquisition - current portion	930	1,344
Other	3,185	1,811
Total other current liabilities	$7,834	$7,993

Note 10. Restructuring
The Company recorded a restructuring charge of approximately $1.7 million during the three months ended September 27, 2014 as a result of its decision to consolidate a portion of its operations in the United Kingdom. This amount includes charges primarily related to employee severance, other expenses and early termination costs of a facility lease due to expire in 2017 in the amounts of $0.6 million, $0.3 million and $0.8 million, respectively. The Company expects to complete this restructuring plan by March 2015. Other related costs will be recognized as incurred.
The Company had recorded a restructuring charge of $1.7 million during the three months ended September 28, 2013 as a result of its decision to consolidate a portion of its European operations. As of December 28, 2013, the Company had completed and settled in full all cash payments related to the employee severance expenses and non-cash items related to the acceleration of vesting of RSUs.
As of September 27, 2014 and September 28, 2013, respectively, the components of the Company's restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of June 28, 2014	$—	$—	$—	$—
Charges	560	846	309	1,715
Cash Payments	(152)	—	(280)	(432)
Balance as of September 27, 2014	$408	$846	$29	$1,283

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of June 29, 2013	$—	$—	$—	—
Charges	1,740	—	—	1,740
Cash Payments	—	—	—	—
Non-cash items	(896)	—	—	(896)
Balance as of September 28, 2013	$844	$—	$—	$1,740

Note 11. Line of Credit and Debt Obligations

Line of Credit - On May 30, 2014, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of September 27, 2014, was $15.9 million. As of September 27, 2014, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of September 27, 2014. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.

Mortgage Loan - In July 2008, the Company entered into a mortgage loan agreement with General Electric Commercial Finance ("GE") pursuant to which it borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising the Company's principal offices in Milpitas, California. The loan initially bore interest at the rate of 7.18% per annum, which rate was scheduled to reset in August 2013 to 3.03% over the weekly average yield of five-year U.S Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments were based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest will be due on August 1, 2018. According to the terms of the loan agreement, the Company could make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2012, the Company prepaid $1.4 million of the loan, representing 20% of the outstanding balance at the time of prepayment. On July 18, 2013, the Company repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. The Company did not incur any fees associated with the prepayment of the loan. As of September 27, 2014, there was no outstanding balance and no available amounts to borrow on the loan.

Note 12. Net Income (Loss) Per Share

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
Since the Company had a net loss for the three and nine months ended September 27, 2014 and September 28, 2013, potentially dilutive securities of 0.4 million shares were not included in the computation of diluted shares for the nine months ended September 27, 2014 and the three and nine months ended September, 28, 2013, and 0.3 million shares for three months ended September 27, 2014, since inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same for the three and nine months ended September 27, 2014 and September 28, 2013.

Note 13. Equity and Stock Based Compensation Plans

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock Options
Expected life	—	4.6 years	4.6 years	4.5 years
Expected volatility	—	64.38%	54.86%	71.04%
Risk-free interest rate	—	1.52%	1.54%	1.00%
Dividends	—	—	—	—
Employee Stock Purchase Plan
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	29.64%	25.94%	32.60%	26.75%
Risk-free interest rate	0.06%	0.10%	0.54%	0.11%
Dividends	—	—	—	—
No stock options were awarded during the three months ended September 27, 2014. The weighted average fair value per share of the stock options awarded in the three months September 28, 2013 was $7.75, and in the nine months ended September 27, 2014 and September 28, 2013, was $8.13 and $8.55, respectively, based on the fair market value of the Company’s common stock on the grant dates.
A summary of activity under the Company’s stock option plans during the nine months ended September 27, 2014 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options:
Outstanding at December 28, 2013	1,909,039	$13.22	4.02	$10,341
Exercised	(395,940)	$10.54
Granted	74,300	$17.56
Cancelled	(104,781)	$15.64
Outstanding at September 27, 2014	1,482,618	$13.98	3.65	$3,521
Exercisable at September 27, 2014	1,038,707	$13.03	2.92	$3,346
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.70 as of September 26, 2014, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended September 27, 2014 and September 28, 2013, was $0.4 million and $0.2 million, respectively, and during the nine months ended September 27, 2014 and September 28, 2013, was $2.9 million and $1.7 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Units ("RSUs")
A summary of activity for RSUs during the nine months ended September 27, 2014, is as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs at December 28, 2013	334,444	$18.61
Granted	399,475	$17.61
Released	(136,959)	$17.89
Cancelled	(63,711)	$16.75
Outstanding RSUs at September 27, 2014	533,249	$18.27

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of products	$70	$55	$199	$153
Cost of service	53	74	227	204
Research and development	331	412	967	1,092
Selling	490	476	1,353	1,418
General and administrative	761	789	2,369	2,149
Restructuring	—	896	—	896
Total stock-based compensation expense	$1,705	$2,702	$5,115	$5,912

Note 14. Components of Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in components of accumulated other comprehensive income (loss) for the nine months ended September 27, 2014 (in thousands):

	Defined Benefit Pension Plans	Foreign Currency Translations	Unrealized Gain on Investment	Total
Balance at December 28, 2013	$(28)	$631	$9	$612
Other comprehensive income (loss)	—	(1,252)	(7)	(1,259)
Balance at September 27, 2014	$(28)	$(621)	$2	$(647)

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
Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets within other current liabilities, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at beginning of the period	$3,484	$3,519	$3,426	$4,203
Accruals for warranties	1,242	1,161	4,459	2,886
Settlements during the period	(1,736)	(1,278)	(4,895)	(3,687)
Balance at end of the period	$2,990	$3,402	$2,990	$3,402

Note 16. Income Taxes

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
The Company recorded a tax provision of $17.9 million and a tax benefit of $3.1 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and a tax provision of $18.5 million and a tax benefit of $9.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The change during the three and nine months ended September 27, 2014, compared to the corresponding period in 2013, was primarily related to a one-time charge of $21.1 million related to the establishment of a valuation allowance against the Company's U.S. deferred tax assets during the three months ended September 27, 2014, partially offset by a one-time benefit of $0.6 million recorded during the nine months ended September 28, 2013 related to the retroactive reinstatement of the 2012 Federal R&D tax credit.
The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers its cumulative loss in the U.S. as a significant piece of negative evidence. During the three month period ended September 27, 2014, the Company recorded a $21.1 million valuation allowance against its U.S. deferred tax assets as it determined, within the period, it would not meet the more likely than not threshold. The Company continued to maintain valuation allowances against certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowances will be reflected in the tax provision for the period such determination is made.
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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued penalties and interest was immaterial for the three and nine months ended September 27, 2014. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.2 million.

Note 17. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with which it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of September 27, 2014 and December 28, 2013.

Note 18. Geographic and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film and optical critical dimension systems. The following tables summarize total net revenues (based on the deployments and service location of the systems) and long-lived assets (excluding intangible assets) attributed to significant geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
United States	$5,511	$15,665	$25,554	$41,426
Japan	4,099	2,387	10,005	9,617
Taiwan	640	3,737	11,337	6,959
China	2,848	901	27,694	6,952
South Korea	6,327	9,805	30,589	18,946
Other	7,708	6,549	21,559	14,248
Total net revenues	$27,133	$39,044	$126,738	$98,148

	At
	September 27, 2014	December 28, 2013
United States	$50,061	$44,775
Japan	82	125
South Korea	337	445
All Other	256	2,094
Total long-lived tangible assets	$50,736	$47,439

The following customers accounted for 10% or more of total accounts receivable as of the following dates:

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 27, 2014	December 28, 2013
SK Hynix	26%	22%
Taiwan Semiconductor Mfg. Co.	***	12%
Global Foundries	14%	***
Samsung Electronics Co. Ltd.	***	27%
Intel Corporation	***	14%
Micron Technology, Inc.	12%	***

     *** The customer accounted for less than 10% of total accounts receivable as of that period end.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Intel Corporation	***	34%	14%	30%
SK Hynix	27%	23%	16%	18%
Samsung Electronics Co. Ltd.	***	***	28%	***
Micron Technology, Inc.	25%	***	***	***

     *** The customer accounted for less than 10% of total net revenues for that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades ("services'') for the installed base of our products. For the nine months ended September 27, 2014, we derived 80% of our total net revenues from product sales and 20% of our total net revenues from services.

Overview

Together with our subsidiaries, we are a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, high-brightness LEDs (“HB-LED”), discrete components and data storage devices. Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, overlay registration, and analysis of various other film properties such as optical, electrical and material characteristics. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs. Our defect inspection systems locate large area and microscopic defects on patterned and unpatterned wafers. This system can be used for inspection at nearly every stage of the semiconductor production flow.

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

•
Development of 3D Transistor Architectures. Our end customers continue to improve device density and performance by scaling front-end-of-line transistor architectures. Many of these designs, including FinFET transistors and 3D-NAND have buried features and high aspect ratio stacked features that enable improved performance and density. The advanced designs require additional process control to manage the complex shapes and materials properties, driving additional applications for both OCD and our UniFire systems.

•
Need for Improved Process Control to Drive Process Efficiencies. Competitive forces influencing semiconductor device manufacturers, such as price-cutting and shorter product life cycles, place pressure on manufacturers to rapidly achieve production efficiency. Device manufacturers are using our integrated and automated systems throughout the fabrication process to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

•
Increased Customer Concentration. Our market is characterized by continued consolidation in the customer base. Our largest customer accounted for 28.0% of our total revenue in the nine months ended September 27, 2014, and 29.8% of our total revenue in the nine months ended September 28, 2013.

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and judgments that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. There were no significant changes in our critical accounting policies during the nine months ended September 27, 2014. Please refer to Item 7, "Management's Discussion and Analysis of

Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations
Net Revenues
Our net revenues by category were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Changes In		September 27, 2014	September 28, 2013	Changes In
			Amount	%			Amount	%
Automated Systems	$15,950	$22,965	$(7,015)	(31)%	$83,286	$51,593	$31,693	61%
Integrated Systems	1,570	4,453	(2,883)	(65)%	11,084	8,369	2,715	32%
Materials Characterization	1,967	2,746	(779)	(28)%	7,621	9,814	(2,193)	(22)%
Total product revenues	19,487	30,164	(10,677)	(35)%	101,991	69,776	32,215	46%
Service revenues	7,646	8,880	(1,234)	(14)%	24,747	28,372	(3,625)	(13)%
Total net revenues	$27,133	$39,044	$(11,911)	(31)%	$126,738	$98,148	$28,590	29%

For the three months ended September 27, 2014, total net revenues decreased by $11.9 million relative to the comparable 2013 period. This decrease was primarily due to a significant pause in spending at our two largest customers. For the nine months ended September 27, 2014, total net revenues increased by $28.6 million relative to the comparable 2013 period. This increase was primarily from an industry-wide improvement in memory-related semiconductor capital spending and from an increase in foundry penetration, supported by the adoption of multiple Atlas®, UniFireTM and IMPULSE® systems by several customers during the first half of the year partially offset by the decline in process control metrology spending that occurred in the third quarter of 2014.
For the three months ended September 27, 2014, product revenues decreased by $10.7 million relative to the comparable 2013 period. The decrease was characterized by decreases in all product categories including $7.0 million in Automated Systems and $2.9 million in Integrated Systems. For the nine months ended September 27, 2014, product revenues increased by $32.2 million relative to the comparable 2013 period led primarily by increases of $31.7 million in Automated Systems sales (primarily from Atlas® II, followed by UniFireTM ) and $2.7 million in Integrated Systems sales (primarily from IMPULSE® systems), for the reasons cited above.
Service revenues decreased by $1.2 million and $3.6 million, respectively, during the three and nine months ended September 27, 2014, relative to the comparable 2013 periods, primarily due to a decrease in upgrade revenue due to lower demand for upgrades of installed tools during the first and third quarter of 2014. Upgrades tend to fluctuate from quarter-to-quarter based on availability of new functionality from upgrades and customer production cycles, which determine when customers purchase available upgrades.
With a significant portion of the world's semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross Margin

Our gross margin for product and services were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Product	41.4%	37.8%	46.9%	38.6%
Services	43.9%	49.7%	43.2%	48.9%
The calculation of product gross margin includes both cost of products and amortization of intangible assets. Product gross margin for the three and nine months ended September 27, 2014, was 41.4% and 46.9%, respectively, reflecting an increase of 3.6 percentage points and 8.3 percentage points, respectively, from the comparable periods in 2013. The increase in the three months ended September 27, 2014, compared to the same period in the prior fiscal year, was primarily driven by the more favorable mix of higher margin product and a write-off of inventory in the quarter ended September 28, 2013, offset in part by lower current quarter revenues against fixed costs. The increase in the nine months ended September 27, 2014, compared to the same period in the prior fiscal year, was primarily driven by a write-off of inventory in the quarter ended September 28, 2013, and by higher revenues for the nine months ended September 27, 2014 against lower fixed costs for the comparable period in 2013.
The gross margin for our services business was 43.9% and 43.2%, respectively, for the three and nine months ended September 27, 2014, reflecting decreases of 5.8 percentage points and 5.7 percentage points, respectively, from the comparable periods in 2013. The decreases in the three and nine months ended September 27, 2014, as compared to the same period in 2013, were due principally to a decrease in upgrade revenues, which typically have higher margins than core service revenue.
Operating Expenses
Our operating expenses comprised the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
			Changes in				Changes in
	September 27, 2014	September 28, 2013	Amount	%	September 27, 2014	September 28, 2013	Amount	%
Research and development	$8,037	$8,926	$(889)	(10)%	$25,724	$24,695	$1,029	4%
Selling	6,389	6,758	(369)	(5)%	20,443	20,303	140	1%
General and administrative	5,781	5,424	357	7%	18,120	16,442	1,678	10%
Amortization of intangible assets	103	195	(92)	(47)%	318	588	(270)	(46)%
Restructuring	1,715	1,740	(25)	(1)%	1,715	1,740	(25)	(1)%
Total operating expenses	$22,025	$23,043	$(1,018)	(4)%	$66,320	$63,768	$2,552	4%
Research and development. Research and development expenses decreased by $0.9 million for the three months ended September 27, 2014, over the comparable period in 2013, primarily due to the:
•decrease in materials purchases used in the development of new products; and the
•decrease in use of outside consultants.
Research and development expenses increased by $1.0 million for the nine months ended September 27, 2014, over the comparable period in 2013, primarily due to the:
•increase in personnel related costs, primarily related to increased headcount and personnel-related benefit costs;
•increase in spending for non-recurring engineering projects, including product design and prototype development, along with related material spending; and the
•increase in facilities allocation; partially offset by the

•decrease in use of outside consultants.
Selling. Selling expenses decreased by $0.4 million for the three months ended September 27, 2014, over the comparable period in 2013 primarily due to a decrease in customer demonstration equipment expense. Selling expenses were unchanged for the nine months ended September 27, 2014, over the comparable period in 2013.
General and administrative. General and administrative expenses increased by $0.4 million for the three months ended September 27, 2014, over the comparable period in 2013, primarily due to the increase in consulting, and software license fees and amortization related to the implementation of a new Enterprise Resource Planning ("ERP") system in the first quarter of 2014. General and administrative expenses increased by $1.7 million for the nine months ended September 27, 2014, over the comparable periods in 2013, primarily due to a $1.3 million increase in consulting, and software license fees and amortization related to the implementation of the ERP system in the first quarter of 2014.
Amortization of intangible assets. Amortization of intangible assets decreased for the three and nine months ended September 27, 2014, compared to the same periods in 2013, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2013 and 2014.
Restructuring. We recorded a restructuring charge of $1.7 million during the three months ended September 27, 2014 to consolidate a portion of our operations in the United Kingdom to maximize efficiencies. This amount includes charges primarily related to employee severance, other expenses and early termination costs related to a facility lease due to expire in 2017 in the amounts of $0.6 million, $0.3 million and $0.8 million respectively. We will measure and recognize the exit liability associated with this lease at the cease-use date. We expect to complete this restructuring plan by March 2015. Other related costs will be recognized as incurred. We had recorded a restructuring charge of $1.7 million during the three months ended September 28, 2013 as a result of our decision to consolidate a portion of our European operations to maximize efficiencies.
Other Income (expense), net. Our other income (expense), net, consisted of the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
			Changes in				Changes in
	September 27, 2014	September 28, 2013	Amount	%	September 27, 2014	September 28, 2013	Amount	%
Interest income	$13	$7	$6	86%	$37	$51	$(14)	(27)%
Interest expense	(90)	(118)	28	(24)%	(286)	(549)	263	(48)%
Other income (expense), net	(57)	(334)	277	(83)%	111	(930)	1,041	(112)%
Total other income (expense), net	$(134)	$(445)	$311	(70)%	$(138)	$(1,428)	$1,290	(90)%

Interest expense for the three and nine months ended September 27, 2014, was lower than the comparable prior year period due to the repayment of the entire outstanding balance of the mortgage on our headquarters during 2013. The decrease in other expense, net, during the three and nine months ended September 27, 2014, compared to the same periods in 2013, was primarily due to a change in fair value of contingent consideration payable as a result of fluctuation of unobservable inputs, which resulted in an increase of $0.3 million and $1.0 million in other income (expense) during the three and nine months ended September 28, 2013, compared to a nominal adjustment during the three and nine months ended September 27, 2014.
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
We recorded a tax provision of $17.9 million and a tax benefit of $3.1 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and a tax provision of $18.5 million and a tax benefit of $9.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The change during the three and nine months ended September 27, 2014, compared to the corresponding period in 2013, was primarily related to a one-time charge of $21.1 million related to the establishment of a valuation allowance against our U.S. deferred tax assets during the three months ended

September 27, 2014, partially offset by a one-time benefit of $0.6 million recorded during the nine months ended September 28, 2013 related to the retroactive reinstatement of the 2012 Federal R&D tax credit.
The realization of deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider our cumulative loss in the U.S. as a significant piece of negative evidence. During the three month period ended September 27, 2014, we recorded a $21.1 million valuation allowance against our U.S. deferred tax assets as we determined, within the period, it would not meet the more likely than not threshold. We continue to maintain valuation allowances against certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowances will be reflected in the tax provision for the period such determination is made.
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

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. The total amount of accrued penalties and interest was immaterial for the three and nine months ended September 27, 2014. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.2 million.
Liquidity and Capital Resources
We maintain an ongoing investment strategy of maintaining a portion of our cash and investments in available-for-sale investments with the objective of preserving capital and maintaining liquidity while mitigating concentration risk and increasing yields. Our policy is to maintain a marketable securities portfolio consisting of highly rated investments that may include: obligations issued by the U.S. Treasury and its agencies, corporate bonds and commercial paper, tax exempt debt obligations of U.S. municipalities, and time deposits at commercial banks. Our policy is that, with the exception of U.S. treasury and agency issues, no single issue at the time of purchase, may exceed 5% of the total portfolio or have a duration exceeding two years. At September 27, 2014, our cash and cash equivalents, and marketable securities totaled $84.4 million and working capital was $130.2 million, compared to $92.9 million and $141.8 million, respectively, as of December 28, 2013.
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
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 27, 2014, was $9.5 million, which resulted primarily from the following factors: Net loss of $26.5 million and non-cash items of $35.9 million, offset in part by an $18.9 million reduction in non-cash working capital. Non-cash items primarily consisted of depreciation and amortization expense of $8.7 million, stock based compensation of $5.1 million, inventory write-down of $1.1 million, and a $20.8 million increase in deferred income taxes. The reduction in non-cash working capital as of September 27, 2014, compared to December 28, 2013, was primarily due to a $16.3 million decrease in deferred revenue, a $4.5 million decrease in accounts payables, accrued and other liabilities, a $3.2 million decrease in income taxes payable and an $8.0 million increase in inventory, offset in part by a $6.4 million decrease in inventory - delivered systems, a $4.9 million decrease in accounts receivables, and a $1.8 million decrease in prepaid expenses and other.
Cash used by operating activities for the nine months ended September 28, 2013, was $3.9 million, which resulted primarily from the following factors: net loss of $14.7 million offset by an increase in non-cash items of $10.8 million. Non-cash items primarily consisted of depreciation and amortization expense of $6.5 million, stock based compensation of $5.9 million, inventory write down of $6.3 million, and a $1.0 million increase in the fair value of contingent consideration, offset in part by $9.7 million of deferred income taxes. The change in non-cash working capital as of September 28, 2013, from December 29, 2012, was primarily due to an $1.8 million increase in accounts receivable during the nine months ended September 28, 2013, and a $7.2 million increase in inventory (this amount includes a $4.0 million non-cash transfer of inventory to fixed assets), partially offset by a $2.0 million increase in deferred revenue and a $6.8 million increase in accounts payable.
Cash Flows from Investing Activities
For the nine months ended September 27, 2014, $26.8 million of cash was used for purchases of marketable securities, and $2.8 million for capital asset purchases. These outflows were offset in part by $25.6 million cash received from maturities of marketable securities.
For the nine months ended September 28, 2013, $40.8 million of cash was used for purchases of marketable securities, and $3.5 million for capital asset purchases. These outflows were offset by $38.0 million cash received from maturities of marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 27, 2014, $4.7 million was provided by financing activities primarily from $5.9 million, net of tax, received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program, partially offset by a $0.7 million reduction related to employee taxes paid on net issuances of stock awards and $0.5 million paid to Zygo related to royalties and sustaining engineering payments.
For the nine months ended September 28, 2013, $8.3 million was used for financing activities primarily composed of $5.0 million used to repurchase common stock, $5.2 million used to repay debt obligations, $0.7 million paid to Zygo related to royalties and sustaining engineering payments and a $0.5 million reduction related to the effect of excess tax benefits from the exercise of stock options. These payments were partially offset by $3.2 million, net of tax, received from the issuance of common stock from employee stock option exercises and stock purchased under the employee stock purchase program.
Line of Credit
On May 30, 2014, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of September 27, 2014 was $15.9 million. As of September 27, 2014, we were not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of September 27, 2014. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Mortgage Loan

In July 2008, we entered into a loan agreement with General Electric Commercial Finance ("GE") pursuant to which we borrowed $13.5 million, secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California. The loan initially bore interest at the rate of 7.18% per annum which rate was scheduled to reset in August 2013 to 3.03% over the weekly average yield of five-year U.S. Dollar Interest Rate Swaps as published by the Federal Reserve. Monthly principal and interest payments were based on a 20 year amortization for the first 60 months and 15 year amortization thereafter. The remaining principal balance of the loan and any accrued but unpaid interest was due on August 1, 2018. According to the terms of the loan agreement, we could make annual pre-payments of up to 20% of the outstanding principal balance without incurring any penalty. GE subsequently sold the mortgage on March 31, 2011 to Sterling Saving Bank; however, no changes were made to the terms of the original loan agreement with GE as a result of the sale. In July 2012, we prepaid $1.4 million of the loan, respectively, representing 20% of the outstanding balance at the time of prepayment. On July 18, 2013, we repaid $4.8 million of the loan, representing the entire outstanding principal balance of the loan and all accrued interest. We did not incur any fees associated with the prepayment of the loan. As of September 27, 2014, there was no outstanding balance and no available amount to borrow under the loan.

Repurchases of Common Stock

On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock, referred to as the 2012 program. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During the three months ended March 30, 2013, we repurchased and retired 332,771 shares of our common stock under this approved program at the weighted average price of $15.03 per share. We made no repurchases of our common stock during the nine months ended September 27, 2014. As of September 27, 2014, $11.5 million remained available for the future repurchase of shares of our common stock under the 2012 program.

Business Partnership

On June 17, 2009, we announced a strategic business relationship with Zygo under which we purchased inventory and certain other assets including the UniFire system from Zygo and the two companies entered into a supply agreement. We will make payments to Zygo (with an estimated present value of $2.4 million as of September 27, 2014, compared to $2.8 million as of December 28, 2013) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.5 million and $0.7 million to Zygo in each of the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

Off-Balance Sheet Arrangements

As of September 27, 2014, we had no off-balance sheet arrangements or obligations.

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

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Jeffrey Andreson, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting
During the first quarter of 2014, we implemented a new enterprise resource planning or ERP system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company attempted to maintain its internal control design to achieve all key financial reporting assertions. During the quarter ended September 27, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS
The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

4	See Exhibits 3.1 and 3.2

10	Material Contracts

All Other Material Contracts

10.1(3)	Employment Agreement by and between Jeffrey Andreson and Nanometrics Incorporated dated September 22, 2014.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)
Certification of Jeffrey Andreson, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications
32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 27, 2014, and December 28, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: October 30, 2014

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

4	See Exhibits 3.1 and 3.2

10	Material Contracts

All Other Material Contracts

10.1(3)	Employment Agreement by and between Jeffrey Andreson and Nanometrics Incorporated dated September 22, 2014.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)
Certification of Jeffrey Andreson, principal financial officer of the Registrant, pursuant to rule 13a-14(a) or rule 15a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications
32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer of the Registrant, pursuant to rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 27, 2014, and December 28, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information iin Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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