Form 10-K
period 2014-12-27
NANOMETRICS INC
filed 2015-02-25
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014

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
As of June 28, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the NASDAQ Global Select Market, was approximately $441.4 million. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant’s common stock outstanding as of February 18, 2015 was 23,853,009.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 27, 2014.

NANOMETRICS INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2014

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 27, 2014, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview
Nanometrics Incorporated and its subsidiaries (“Nanometrics”, the “Company”, or “we”) is a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, high-brightness LEDs (“HB-LED”), discrete components and data storage devices. Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, and analysis of various other film properties such as optical, electrical and material characteristics. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.
We were incorporated in California in 1975, and reincorporated in Delaware in 2006. We have been publicly traded since 1984 (NASDAQ: NANO). We have been a pioneer and innovator in the field of optical metrology and have an installed base of approximately 6,500 systems in over 150 production factories worldwide. Our major customers and original equipment manufacturer (“OEM”) partners include Samsung Electronics Co. Ltd., Intel Corporation, SK Hynix Semiconductor, Inc., Micron, Inc., Taiwan Semiconductor Manufacturing Company Limited, GLOBALFOUNDRIES and Toshiba Corporation.
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
Industry Background
We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension metrology, thin film metrology, advanced 3-D packaging process control, and wafer defect inspection used for semiconductor manufacturing. Semiconductors are primarily packaged as integrated circuits within electronic devices, including consumer electronics, server and enterprise systems, mobile computing devices (including smart phones and tablets), data storage devices, embedded automotive and control systems, LEDs, and a multitude of other electronic products being proliferated worldwide. Integrated circuits are made up of semiconductor material layers integrating millions or billions of transistors and other electronic components, connected through a complex wiring scheme of small copper or aluminum wires, ultimately packaged into thin form factors to be mounted on circuit boards or other substrates. Our core focus is the measurement and control of the structure, composition, and geometry of the devices from the transistor layer through advanced wafer-scale packaging to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 4G radio integrated circuits, accelerometers and MEMS sensor devices), thin film head components for hard disk drives and alternative energy devices such as LEDs, power inverters and solar cells.
Demand for our products continues to be driven by our customers' desire for higher overall chip performance, and improvements in power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The majority of our chip customers manufacture devices in production runs defined by the smallest printed feature and the associated circuit manufacturing methods, known as a technology node, which are measured in nanometers ("nm"), or one-billionth of a meter. Current volume production is running at the 28nm-20nm nodes across foundry, logic, and memory, with customers migrating toward the 16nm/14nm node and below. In some cases our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption including high dielectric constant (or high-k) materials, FinFET or tri-gate transistors, stacked memory devices, and additional system on chip solutions. To shrink features, new methods including multiple patterning lithography have been deployed. The use of these new materials and methods requires additional process control and we believe has increased demand for our products. Next-generation devices with features smaller than 16nm are in early production, which in turn likely will require new advancements in metrology and inspection capabilities. DRAM memory makers have shifted to 2y node production with development for sub 20nm node devices currently underway (where x, y and z represent successively smaller geometries). Non-volatile memory makers of NAND and NOR devices have ramped 1x node devices into high volume manufacturing with work extending into early 1y node production and 1z node development as well as simultaneously developing stacked or 3D non-volatile memory structures. Current 3D NAND devices are built around a stack of 24-32 layer pairs, and are expected to migrate to 48-64 layer pairs in the next generation of devices. Foundry and logic manufacturers are ramping production of both 28nm and 22nm node devices and beginning pilot production of 16nm/14nm node devices and development of 1y devices. Thin film head components for hard disk drives are also being driven to smaller sizes to support next generation hard disk drives with ever increasing storage capacity requiring continued improvements in read and write head component scaling. We also enable clean energy device manufacturers, such as for LEDs and solar Photo-Voltaics ("PVs"), to achieve higher yields and lower manufacturing costs.
Our Business
We offer a diverse line of process control and inspection products and technologies to address the manufacturing requirements of the semiconductor (and other solid state device) manufacturing industry. Our metrology systems measure and characterize the physical dimensions, material composition, optical and electrical characteristics and other critical parameters of solid state devices, from initial wafer substrate manufacturing through final packaging. For the photolithographic process, thin-film metrology, critical-dimension systems provide control of device dimensions and layer alignment. Advanced packaging techniques require metrology systems to control wafer scale features for through-silicon-via (“TSV”), copper pillar and micro-bump technologies. Our materials characterization systems monitor the physical, optical, and electrical characteristics of materials including those on compound semiconductors, discrete devices, LEDs, solar PVs and unpatterned silicon wafers. Our defect inspection systems locate large area and microscopic defects on patterned and unpatterned wafers throughout the semiconductor production flow.
We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing and adjacent industries. In continuance of our goals, we have:

•Introduced new products, applications, and upgrades in every core product line and primary market served;

•
Diversified our product line and served markets through acquisitions, such as: the 2006 acquisition of Accent Optical Technologies, Inc., a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier; the 2009 acquisition of the UniFire™ product line from Zygo Corporation; and the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

•Continued development of new measurement and inspection technologies for advanced fabrication processes; and

•	Researched and developed innovative applications of existing technology to new market opportunities within the solar PV, HB-LED, discrete device, and data storage industries.
Nanometrics Products
We offer a diverse line of systems to address the broad range of process control requirements of the semiconductor manufacturing industry. In addition, we believe that our engineering expertise, strategic acquisitions, supplier alliances and short-cycle production strategies enable us to develop and offer advanced process control solutions that, in the future, should address industry advancement and trends.
Automated Systems
Our automated systems primarily consist of fully automated metrology systems that are employed in high-volume semiconductor production environments, as well as in research and development ("R&D") and pilot production. The Atlas® II, Atlas II+, Atlas XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFireTM system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARKTM defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.
Integrated Systems
Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers and through OEM channels. The IMPULSE® system is our latest metrology platform for OCD, and thin film metrology, and has been successfully qualified on numerous OEM platforms. Our 90x0 system is qualified for OEM and direct sales supporting thin film and OCD applications. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE® and legacy 90x0 systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications.
System Platform
The Lynx® platform enables cluster metrology factory automation for improved cost of ownership to our customers by combining our Atlas® II+ and IMPULSE®, UniFire metrology and SPARK inspection systems in configurations to provide high throughput, reduced footprint systems for leading 300mm wafer metrology applications including OCD and thin film process control.
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
Our Imperia™ is a photoluminescence (“PL”) full wafer imaging and mapping system designed for high-volume compound semiconductor metrology applications including power control and photonics applications adding significant inspection and substrate metrology capability to the established PL fleet. The RPMBlue™ is our latest PL mapping system designed specifically for the HB-LED market, and is complemented by the RPMBlue-FS, enabling a breadth of research and development configurability. We sell Fourier-Transform Infrared (“FTIR”) automated and manual systems in the QS2200/3300 and QS1200 respectively. The FTIR systems are spectrometers designed for non-destructive wafer analysis for various applications. The NanoSpec® line, including the NanoSpec II, supports thin film measurement across all applications in both low volume production and research applications.

Our process control systems can be categorized as follows:

System	Market	Applications
Automated Systems
Atlas II/Atlas II+/Atlas XP/Atlas XP+/Atlas-M	Semiconductor	Film Thickness, Film Stress, CD
SPARK	Semiconductor	Defect Inspection and Advanced Packaging Applications
UniFire	Semiconductor	Film Thickness, Overlay, CD, and Advanced Packaging Applications
Integrated Systems
IMPULSE	Semiconductor	Film Thickness, CD
9010 Series	Semiconductor	Film Thickness, CD
9000 Series	Semiconductor	Film Thickness
Trajectory	Semiconductor, Solar PV	Film Thickness, Composition
System Platform
Lynx	Semiconductor	Platform
OCD Analysis
NanoDiffract	Semiconductor	OCD
NanoGen	Semiconductor	OCD
Materials Characterization Systems
ECVPro	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
HL5500	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
QS1200	Substrate Semiconductor, Solar PV	Substrate Properties, Film Composition and Thickness
QS2200/3300	Substrate Semiconductor	Substrate Properties, Film Composition
NanoSpec® II	Semiconductor	Film Thickness (Tabletop)
RPMBlueTM	HB-LED	Epitaxial Layer Properties
Stratus	Semiconductor	Substrate Properties, Film Composition and Thickness (Tabletop)
Imperia	Compound Semiconductor, Solar PV, HB-LED	Epitaxial Layer Properties, Defectivity, Bow/Wrap

See Note 16 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for sales by product type.

Customers
We sell our metrology and inspection systems worldwide to semiconductor manufacturers and equipment suppliers, and producers of HB-LEDs, data storage devices, silicon wafers, solar PVs, and photomasks. The majority of our systems are sold to customers located in Asia and the United States.

The following customers accounted for 10% or more of our total net revenues:

	2014	2013	2012
Samsung Electronics Co. Ltd.	27%	14%	28%
Intel Corporation	13%	30%	22%
SK Hynix	12%	18%	17%
Micron	10%	***	***
*** The customer accounted for less than 10% of total net revenues during the period.
Sales and Marketing
We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China, Singapore, Israel, the United Kingdom, France and Germany, and work with selected dealers and sales representatives in Asia and in the United States and other countries. Our employees include our technical applications team, which comprises technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.
Direct exports of our metrology systems to our foreign customers and shipments to our foreign subsidiaries international offices require general export licenses.
Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues were as follows:

	2014	2013	2012
United States	22%	33%	25%
South Korea	25%	24%	44%
China	17%	9%	3%
Taiwan	12%	7%	9%
All other countries	24%	27%	19%

See Note 16 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for segment and geographical financial information.

Customer Service and Support
We believe that customer service and technical support for our systems are important factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We provide a standard one-year warranty on parts and labor for most of our products. We provide system support to our customers through factory technical support and globally deployed field service personnel. The factory technical support operations provide both OEM and end-user customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. We coordinate warranty and post-warranty field service and spare parts support from our corporate headquarters in Milpitas, California. We also have field service operations based in various locations throughout the United States, the United Kingdom, Israel, France, Italy and Germany. In Asia, service is provided by direct offices in Japan, South Korea, Taiwan, China and Singapore.
Service revenues, including sales of replacement parts, represented 20%, 26%, and 21% of total net revenues in 2014, 2013 and 2012, respectively.
Backlog
As of December 27, 2014 and December 28, 2013, our backlog was $41.5 million and $38.0 million, respectively. Backlog includes orders, both shipped and not yet recognized in revenue, and not shipped, for products, services and upgrades where written customer requests have been received and we expect to ship and/or recognize revenue within 12 months. During

2014, we determined that our backlog metric should also include orders for which product has shipped but the associated revenue has not yet been recognized. As such, we have updated the backlog amount as of December 28, 2013 to be comparable with backlog as of December 27, 2014. Orders are subject to cancellation or delay by the customer subject to possible penalties. However, historically, order cancellations have not been significant. Because orders presently in backlog could be cancelled or rescheduled and some orders can be received and shipped within the same quarter, we do not believe that current backlog is an accurate indication of our future revenues or financial performance.
Competition
We offer different products for various semiconductor manufacturing process steps, and several of our products extend across the same process flow. However, for process control of each of these process steps, we have multiple competitors. In every market in which we participate, the global semiconductor equipment industry is intensely competitive, and driven by rapid technological adoption cycles. Our ability to effectively compete depends upon our ability to continually improve our products, applications and services, and our ability to develop new products, applications and services that meet constantly evolving customer requirements.
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
In automated metrology for the semiconductor industry, our principal competitors are KLA-Tencor Corporation (“KLA-Tencor”) and Nova Measuring Instruments Ltd. ("Nova") for thin film and critical dimension metrology. Our primary competitor in integrated metrology is Nova. The HB-LED, discrete device, bare silicon and solar PV markets are served by numerous competitors and no single competitor or group of competitors has established a majority position.
Manufacturing
Our manufacturing operations are in Milpitas, California and at various contract manufacturers around the world. It is our strategy to outsource all assemblies that do not contain elements that we believe lead to a direct competitive advantage. The majority of our automated and integrated products are currently manufactured at our Milpitas facility. We also use contract manufacturers in China, Israel, Japan and other locations in the United States. During the manufacturing process, we combine proprietary measurement technology produced in our facilities with components and sub-assemblies obtained from outside suppliers. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

We produce key parts and components and make reasonable efforts to ensure that any externally purchased parts or raw materials are available from multiple suppliers, but this is not always possible. Certain components, sub-assemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers. In June 2009, we signed a supply agreement with Zygo Corporation to supply OEM interferometer sensors for incorporation into the UniFireTM line of products as well as our family of automated metrology systems. We also have an established long-term supply agreement for supply of our spectroscopic ellipsometers for use in our Atlas family of products. Although we seek to reduce our dependence on sole and limited source suppliers, partial or complete loss of these sources could disrupt production, delay scheduled deliveries to customers and have a material adverse effect on our revenues and results of operations.

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
Our R&D efforts resulted in the successful product launch of the Atlas II+ product in the marketplace, our flagship product for OCD. In 2014, our R&D investments were focused on new platforms and product upgrade programs, to improve both capability, and cost of ownership. The Atlas II+ product provides enhanced OCD capability with a significantly lower cost of ownership model. In our integrated markets, the IMPULSE IM system has been further developed for inline lithography track configuration to extend our tool of record position for lithography OCD. The UniFire system development continued with new system configurations and applications development targeted at advanced packaging applications, including further extensions for advanced packaging applications. After the acquisition of Nanda Technology GmbH, which was our macro defect inspection initiative, R&D investment continued on our inspection technology for multiple use cases including enhancements for advanced lithography cluster monitoring, CMP and end of line quality, and advanced packaging applications.
Our R&D spending is focused on appropriate products and technologies. The new products and capabilities that we introduced to the market in 2014 were adopted by customers in key applications. Our R&D expenditures for each of the last three fiscal years were as follows:

	2014	2013	2012
Research and Development
R&D Expenditures (in millions)	$34	$33	$30
R&D Expenditures (as percentage of net revenues)	20%	23%	16%
Patents and Intellectual Property
Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology and inspection systems. As at December 27, 2014, we had 204 patents, including foreign patents, with expiration dates ranging from 2015 to 2033. We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to fully protect our technology, and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that the third parties claim may infringe upon their proprietary rights.
Employees
At December 27, 2014, we employed 525 persons worldwide with sales, applications and service support in key geographic areas aligned with our customer locations. None of our employees are represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.
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

Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of February 18, 2015, are set forth below:

Name	Age	Position
Timothy J. Stultz, Ph.D.	67	President, Chief Executive Officer and Director
Jeffrey Andreson	53	Chief Financial Officer
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
Jeffrey Andreson joined Nanometrics as Chief Financial Officer in September 2014. Prior to Nanometrics, Mr. Andreson served at Intevac Corporation from August 2007 to September 2014 most recently as Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary from August 2007 and in this role was responsible for finance, information services and legal. From June to August 2007, Mr. Andreson served as Executive Vice President, Finance at Intevac. Prior to joining Intevac, Mr. Andreson served 12 years with Applied Materials in various controllership positions within the company most recently as Managing Director and Controller of the $2 billion Applied Materials’ Global Services product group. Mr. Andreson joined Applied Materials in 1995 and held a number of senior financial positions, including: Managing Director, Global Financial Planning and Analysis; Controller, Metron Subsidiary; Controller, North American Sales and Service; and Controller, Volume Manufacturing. From 1989 through 1995, Mr. Andreson held various roles at Measurex Corporation. Mr. Andreson holds an MBA from Santa Clara University and a B.S. degree in finance from San Jose State University.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

The Global economic conditions and the cyclical nature of the semiconductor industry have reduced demand for our products which in turn caused us to operate unprofitably in the past and caused reductions in available cash, and may, in the future, negatively impact our financial performance.
Global economic conditions, the gradual recovery of the global economy and the cyclical nature of the semiconductor industry have impacted and could impact future customer demand for our products and our financial performance. The degree of this impact will depend on a number of factors, including the timing and extent of recovery of the U.S. and global economy from the recession. Demand for our products is largely dependent on our customers' capital spending on semiconductor equipment, which depends, in large part, on consumer spending, required manufacturing capacity, and customer access to capital. Economic uncertainty, unemployment, higher interest rates, higher tax rates, fluctuations in foreign currency exchange rates, and other economic factors may lead to a decrease in consumer spending and may cause certain customers to cancel existing orders or delay placing orders. If we are unable to timely and appropriately adapt to changes resulting from difficult economic conditions, it may cause volatility in our operating results, business, and financial condition, and results of operations may be adversely affected.
In addition, demand for our products is highly inelastic which means we have little ability to control product revenues created by customer demand for more capacity. The market for our products is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product life cycles and significant volatility in supply and demand. Due to the inelastic nature of demand in the semiconductor industry, we may need to take actions to reduce costs in the future, which could reduce our ability to significantly invest in research and development at levels we believe are necessary. If we are unable to effectively align our cost structure with prevailing market conditions, our business, financial condition and results of operations may be materially and adversely affected.

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
Our largest customers account for a substantial portion of our net revenues, and our net revenues would materially decline if one or more of these customers were to purchase significantly fewer of our systems.

Historically, a significant portion of our net revenues in each quarter and each year has been derived from sales to relatively few customers, and we expect this trend to continue. In fiscal year 2014, four customers represented 27%, 13%, 12% and 10%, respectively, or collectively 62%, of our total net revenues. There are only a limited number of large companies operating in the semiconductor manufacturing industry and our market is characterized by continued consolidation in the customer base. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our net revenues for the foreseeable future. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our net revenues could decline significantly. In addition, because there are a limited number of customers, customers may seek concessions related to price, terms and conditions and intellectual property. Any of these changes could negatively impact our financial performance and results of operations.
We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies, and on single or a limited group of outside suppliers for certain materials for our products, which could result in a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components and materials, any of which could adversely affect our results of operations.
Our manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the spectroscopic ellipsometer component incorporated into our advanced measurement systems, from external suppliers.
We procure some of our other critical systems' components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. However, disruption or termination of certain of these sources could have a significant adverse impact on our ability to manufacture our systems. In addition, our failure to timely use components in our manufacturing processes due to delays or cancellation of orders may lead to write-downs of inventory. A disruption in supply or inventory window would, in turn, have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole supplier or a limited group of suppliers and our reliance on subcontractors involve several risks, including:

•	a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all; and

•	reduced control over pricing and timely delivery of components.
Although the timeliness, yield and quality of deliveries to date from our subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.
Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products.
We operate in the highly competitive semiconductor industry and face competition from a number of companies, many of which have greater financial, engineering, manufacturing, research and development, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor industry are large companies that require global support and service for their metrology systems. Some of our larger or more geographically diverse competitors might be better equipped to provide this global support and service.
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
We believe that sales of integrated metrology systems will continue to be an important source of our net revenues. Sales of our integrated metrology systems depend upon the ability of OEMs to sell semiconductor manufacturing equipment products that include or are compatible with our metrology systems as components. If our OEM customers are unable to sell such products, or if they choose to focus their attention on products that do not integrate our systems, our business could suffer. If we were to lose our OEM customers for any reason, our ability to realize sales from integrated metrology systems would be diminished, which would harm our business.
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
We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and are able to protect and improve profitability. To improve our margins on a product, we will need to establish high volume supply agreements with our vendors. We cannot be certain that we will be able to timely negotiate vendor supply agreements on improved terms and conditions, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

If we choose to acquire new and complementary businesses, or products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.
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

Potential risks associated with acquisitions could include, among other things:

•our inability to realize the benefits or cost savings that we expect to realize as a result of the acquisition;

•	diversion of management's attention;

•	our inability to successfully integrate our businesses with the business of the acquired company;

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

In addition, to finance any acquisitions we may be required to raise additional funds through public or private equity or debt financings, however:

•to obtain such financing we may be forced to obtain financing on terms that are not favorable to us and, in the case of equity or convertible debt financing, the financing may result in dilution to our stockholders; or
•such financing may not be available to us at all, which could prevent us from entering into or completing the acquisition.
Our success depends on the performance of key personnel, including our senior management and on our ability to identify, hire and retain key management personnel.
We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to attracting and retaining qualified technical and senior management personnel. We have experienced turnover in our senior management team. Our business may be harmed if we are unable to recruit, retain and effectively integrate our senior management into our business operations.
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

Net average selling prices of our products may decrease over time, which could have a material adverse effect on our revenues.
It is common in our industry for the average selling price of a given product to decrease over time as production volumes increase, competing products are developed or new technologies featuring higher performance or lower cost emerge. To combat the negative effects that erosion of average selling prices have had in the past and may in the future have on our net revenues, we attempt to actively manage the prices of our existing products and regularly introduce new process technologies and products in the market that exhibit higher performance, that are in demand, or that lower manufacturing cost. Failure to maintain our current prices or to successfully execute on our new product development strategy will cause our net revenues and gross margin to decline, which adversely affect our operating results and stock price.
Third party infringement claims could be costly to defend, and successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights by us.

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Our commercial success depends, in part, on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our metrology systems may contain design features which are claimed to infringe on their proprietary rights. Our new or current products may infringe valid intellectual property rights, but even if our products do not infringe, we may be required to expend significant sums of money to defend against infringement claims, or to actively protect our intellectual property rights through litigation. In the event that a claim is made and there is an adverse result of any intellectual property rights litigation, we could be required to pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation, or be subjected to an injunction, which could prevent us from selling our products and materially and adversely affect our net revenues and results of operations. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships, and diversion of management's attention and resources.
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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our ability to enforce our patents and other intellectual property is limited by our financial resources and is subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, are otherwise not enforceable or are licensed to the party against whom we assert a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which is a frequent occurrence in such litigation.
Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In 2014, 2013, and 2012, 78%, 67% and 76%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China, Singapore and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in these countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products and our business would suffer.
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
During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems can be priced up to, or above, $2,100,000 per system, and our integrated metrology systems can be priced up to, or above, $500,000 per system. Accordingly, a small change in the number or mix of systems that we sell could cause significant changes in our operating results.
Lack of market acceptance for our products may affect our ability to generate revenue and may harm our business.
In 2014 we introduced our NanoSpec II automated metrology system, our Imperia photoluminescence imaging system and our Atlas II +OCD system, a next-generation tool for high performance process control metrology. In 2012 we introduced our SPARK inspection solution. In 2010, the capability of our NanoCD suite was extended with launches of our new modeling and analysis software, NanoDiffract, and migration to the latest generation of cluster computers for fabrication wide analysis (NanoGen). In 2009, we introduced the Atlas XP+ system as the follow-on to our Atlas metrology system. We have invested substantial time and resources into the development of these products. However, we cannot accurately predict the future level of acceptance of our products by our customers. As a result, we may not be able to generate anticipated revenue from sales of these products or future new products or improvements.
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

We are subject to risks associated with our competitors’ strategic relationships and their introduction of new products, and we may lack the financial resources or technological capabilities of certain of our competitors needed to capture increased market share.
We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to our products and are planning to introduce new products, which may affect our ability to sell our existing or future products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, as this could adversely affect our ability to sell products to those manufacturers.
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
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. See “Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies” in Part II, Item 8, Note 1 of our consolidated financial statements. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in these methods, estimates and judgments could significantly affect our results of operations. In particular, our operating results have been affected by our recording of a valuation allowance against our U.S. deferred tax assets, the calculation of share-based compensation expense and by the testing and potential impairment of long-lived assets such as goodwill and other intangible assets. For example, during the year ended December 27, 2014, we recorded a $21.1 million valuation allowance against our U.S. deferred tax assets as we determined, based on the weight of available evidence, it was more-likely-than-not that some or all of our deferred tax assets would not be realized. The valuation allowance had a significant impact to our operating results. The process of evaluating potential impairments is highly subjective and requires significant judgment, and our results of operations could vary significantly from estimates. To the extent that we believe it is more-likely-than-not that we will realize our U.S. deferred tax assets, our financial statements will reflect another significant change to our tax provision and operating results.
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
Our quarterly and annual operating results have varied significantly in the past and are likely to vary in the future, which volatility could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

•	general economic growth or decline in the U.S. or foreign markets;

•	changes in customer demand for our systems;

•	the gain or loss of a key customer or significant changes in the financial condition or one or more key customers;

•	economic conditions in the semiconductor industries;

•	the timing, cancellation or delay of customer orders and shipments;

•	market acceptance of our products and our customers' products;

•	our ability to recover the higher costs associated with meeting our customers' increasing service demands;

•	competitive pressures on product prices and changes in pricing by our customers or suppliers;

•	the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;

•	fluctuations in foreign currency exchange rates, particularly the Japanese yen, the Korean won and the British pound sterling;

•	the occurrence of tax valuation allowances;

•	the occurrence of potential impairments of long-lived assets;

•	the timing of acquisitions of businesses, products or technologies;

•	the effects of war, natural disasters, acts of terrorism or political unrest;

•	the loss of key personnel; and

•	the levels of our fixed expenses, relative to our revenue level.

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
The anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company by limiting our ability to engage in a business combination with an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

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
In 2014, we replaced our Enterprise Resource Planning (“ERP”) system used to manage our business and accurately and timely report key data with respect to our results of operations, financial position and cash flows. We may experience periodic or prolonged disruption of our IT infrastructure arising out of the conversion to a new ERP system, general use of such systems, periodic upgrades and updates, or external factors that are outside of our control. Any such disruption could adversely affect our ability to complete essential business processes, including our evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other IT systems, our business, operations and financial condition could be adversely affected.

Our cash and cash equivalents and short-term investments are managed through various banks around the world and volatility in the capital and credit market conditions could cause financial institutions to fail which could have an adverse effect on our ability to timely access funds.

World capital and credit markets have been and may continue to experience volatility and disruption. Financial institutions, including banks, have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail, we would likely have a limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances, the failure of such institutions could cause us to be unable to access cash for the foreseeable future. If we are unable to quickly access our funds when we need them, we may need to increase the use of our existing credit lines or access more expensive credit, if available, which could have a negative impact on our operations, including our reported net income.

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
We may be exposed to liabilities under the FCPA and other anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act of 1977 ("FCPA"), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. Also, similar worldwide anti-bribery laws, such as the U.K. Bribery Act and Chinese anti-corruption laws, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have implemented policies and procedures to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or international anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, consultants or agents.
Recent regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, in August 2012 the United States Securities and Exchange Commission, or SEC, adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of our products, although we have not yet determined the source of the minerals that we use. These new disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings. There have been and will continue to be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in our products.  Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. If we determine it is necessary to redesign our products to not use conflict minerals, we would incur costs associated with doing so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 27, 2014, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	135,692	Corporate headquarters, manufacturing and corporate housing
Leased	United Kingdom	20,338	Sales and service
Leased	South Korea	21,341	Sales, service and corporate housing
Leased	Japan	12,286	Sales, service, application, logistics, corporate housing and administrations
Leased	United States	19,551	Engineering, sales and service
Leased	Taiwan	17,965	Sales and service
Leased	China	11,379	Sales and service
Leased	Singapore	4,529	Sales and service
Leased	France	828	Sales and service
Leased	Switzerland	387	Sales and service
We believe that our existing facilities are suitable and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NANO.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock on a quarterly basis as reported on the NASDAQ Global Select Market.

Fiscal Year 2014	High	Low
First quarter	$19.05	$16.18
Second quarter	$18.42	$15.55
Third quarter	$18.60	$15.15
Fourth quarter	$16.59	$13.07

Fiscal Year 2013	High	Low
First quarter	$16.10	$14.20
Second quarter	$15.73	$13.49
Third quarter	$16.25	$13.41
Fourth quarter	$18.88	$16.10

Stockholders
On February 18, 2015, there were approximately 192 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation, expansion of our business and repurchase of shares and do not anticipate paying any cash dividends in the foreseeable future. Under our loan and security agreement with Comerica Bank, we are not permitted to pay dividends without the consent of Comerica Bank.
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

	12/09	12/10	12/11	12/12	12/13	12/14
Nanometrics Incorporated	100.00	113.24	162.58	127.27	168.14	148.46
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
RDG Technology Composite	100.00	111.01	110.85	126.07	167.16	193.22

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Pursuant to repurchase programs approved by the Board of Directors and described below, we repurchased shares of our common stock in the fourth quarter of fiscal 2014 as follows (in thousands, except shares and per share data):

Plan	Period(a)	Number of shares repurchased	Average price paid per share	Total shares repurchased under the plan	Amount remaining for repurchase
May 2012	Sep. 28, 2014 - Oct. 25, 2014	—	$—	—	$11,461
May 2012	Oct. 26, 2014 - Nov. 22, 2014	154,372	$14.16	154,372	$9,276
May 2012	Nov. 23, 2014 - Dec. 27, 2014	208,261	$15.17	208,261	$6,118

On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock, referred to as the 2012 program. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During fiscal year 2014, we repurchased and retired 362,633 shares of our common stock under this approved plan at the weighted average price of $14.74 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Over the last five fiscal years, we acquired Nanda Technologies GmbH and that purchase was in fiscal year 2011. Our fiscal years 2014, 2013, 2012, 2011 and 2010, as referred to below, refer to our fiscal years ended December 27, 2014, December 28, 2013, December 29, 2012, December 31, 2011 and January 1, 2011, respectively. The results of this acquisition have been included in our consolidated financial statements since the date of the acquisition.

	Fiscal Year
	2014(1)	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenues	$166,443	$144,307	$182,881	$230,061	$188,065
Gross profit	$75,822	$62,676	$83,928	$122,101	$101,392
Income (loss) from operations	$(11,653)	$(21,709)	$5,478	$45,766	$41,324
Net income (loss)	$(31,118)	$(14,146)	$4,465	$28,685	$55,948
Basic net income (loss) per share	$(1.30)	$(0.61)	$0.19	$1.26	$2.56
Diluted net income (loss) per share	$(1.30)	$(0.61)	$0.19	$1.22	$2.43

(1) Our net loss included a non-cash valuation allowance of $21.1 million on certain U.S. deferred tax assets.

	Fiscal Year Ended
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$83,962	$92,862	$109,908	97,699	$66,460
Working capital	$119,644	$141,797	$158,587	$160,629	$135,770
Total assets	$223,236	$262,834	$259,454	$267,221	$220,025
Long-term liabilities including current portion of debt obligation	$5,497	$6,504	$13,884	$17,213	$17,142
Total stockholders’ equity	$179,537	$207,373	$215,771	$209,992	$170,849

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
We are an innovator in the field of metrology and inspection systems for semiconductor manufacturing and other industries. Our systems are designed to precisely monitor film thickness and optical critical dimensions that are necessary to control the manufacturing process and to identify defects that can affect production yields and performance.
Principal factors that impact our revenue growth include capital expenditures by manufacturers of semiconductors to increase capacity and to enable their development of new technologies, and our ability to improve market share. The increasing complexity of the manufacturing processes for semiconductors is an important factor in the demand for our innovative metrology systems, as are the adoption of optical critical dimension (“OCD”) metrology across fabrication processes, immersion lithography and multiple patterning, new types of thin film materials, advanced packaging strategies and wafer backside inspection, and the need for improved process control to drive process efficiencies. Our strategy is to continue to innovate organically as well as to evaluate strategic acquisitions to address business challenges and opportunities.
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. In 2014, we derived 80% of our total net revenues from product sales and 20% of our total net revenues from services.
Important Themes and Significant Trends
The semiconductor equipment industry is characterized by cyclical growth. Changing trends in the semiconductor industry continue to drive the need for metrology as a major component of device manufacturing. These trends include:

•
Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Our customers use photolithographic processes to create patterns on wafers. Critical dimensions must be carefully controlled during this process. In advanced node device definition, additional monitoring of thickness and profile dimensions on these patterned structures at CMP, Etch, and Thin Film processing is driving broader OCD adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state-of-the-art devices. Nanometrics OCD technology is broadly adopted across NAND, DRAM, and logic semiconductor manufacturing processes.

•
Development of 3D Transistor Architectures. Our end customers continue to improve device density and performance by scaling front-end-of-line transistor architectures. Many of these designs, including FinFET transistors and 3D-NAND, have buried features and high aspect ratio stacked features that enable improved performance and density. The advanced designs require additional process control to manage the complex shapes and materials properties, driving additional applications for both OCD and our UniFire systems.

•
Adoption of Advanced Packaging Processes. Our customers use photolithography, etching, metallization and wafer thinning to enable next generation advanced packaging solutions for semiconductor devices. These new packaging techniques lead to increased functionality in smaller, less expensive form factors.  Advanced packages can be broken down into high density flip chip or bump packages that increase pin density allowing for more complex I/O on advanced CPU parts. Similar or different devices can be stacked at the wafer level using a Through Silicon Via ("TSV") process. The TSV process enables high density small form factor parts, being primarily driven by mobile consumer products (e.g. cellular telephones with integrated CMOS camera sensors). Increasingly advanced packaging technologies are being adopted by our end customers.

•
Adoption of New Types of Thin Film Materials. The need for ever increasing device circuit speed coupled with lower power consumption has pushed semiconductor device manufacturers to begin the replacement of traditional aluminum etch back interconnect flows, as well as conventional gate dielectric materials, with new materials and processes that are driving broader adoption of thin film and OCD metrology systems. To achieve greater semiconductor device speed, manufacturers have adopted copper in Logic/IDM and it is now proliferating in next generation DRAM and Flash nodes. Additionally, to achieve improved transistor performance in logic devices and higher cell densities in memory devices, new materials including high dielectric constant (or high-k) gate materials are increasingly being substituted for traditional silicon-oxide gate dielectric materials. High-k materials comprise complex thin films including layers of hafnium oxide and a bi-layer of thin film metals. Our advanced metrology and inspection solutions are required for control of process steps, which are critical to enable the device performance improvements that these new materials allow.

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

•
Increased Customer Concentration. Our market is characterized by continued consolidation in the customer base. The largest customer accounted for 18% of our total revenue in the fiscal year 2001, and the largest customer accounted for 27% and 30% of our total revenue in the fiscal year 2014 and 2013, respectively.

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

Frequently, we deliver products and various services in a single transaction. Our deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. Our typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements may consist of a sale of tools bundled with service elements or delivery of different types of services. Tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on estimated fair value and that revenue is recognized upon completion of the installation. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term and such terms can be up to 12 months. We do not generally grant customers a general right of return or refund and may impose a penalty on orders cancelled prior to the scheduled shipment date.

We evaluate our revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. We allocate the arrangement consideration among the deliverables based on relative selling price. We have established VSOE for some of our products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, we use best estimate of selling price to determine standalone selling price for such deliverable. We do not use third party evidence to determine standalone selling price since this information is not widely available in the market as our products contain a significant element of proprietary technology and the solutions offered differ substantially from our competitors. We have established a process for developing best estimated selling price ("BESP"), which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. We monitor and evaluate BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
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

Inventories – Inventories are stated at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market. We are exposed to a number of economic and industry-specific factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in our market, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed of. Therefore, a sale of reserved inventory has a higher gross profit margin. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. Inventory includes evaluation tools placed at customer sites. For demonstration inventory, we also consider the age of the inventory and potential cost to refurbish the inventory prior to sale. Demonstration inventory is amortized over its useful life and the amortization expense is included in total inventory write down on our statements of cash flows. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional reserves may be required, which would adversely affect gross margin and net income.
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

Results of Operations
The following table presents our consolidated statements of operations data as a percentage of total net revenues for fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, referred to as fiscal years 2014, 2013 and 2012, respectively.

	Fiscal Year
	2014	2013	2012
Net revenues:
Products	80.3%	74.4%	78.6%
Service	19.7	25.6	21.4
Total net revenues	100.0	100.0	100.0
Costs of net revenues:
Cost of products	41.3	41.2	41.5
Cost of service	11.5	13.5	11.2
Amortization of intangible assets	1.6	1.8	1.4
Total costs of net revenues	54.4	56.5	54.1
Products gross margin	46.5	44.6	47.2
Service gross margin	41.9	47.2	47.4
Total gross margin	45.6	43.4	45.9
Operating expenses:
Research and development	20.3	22.7	16.2
Selling	16.2	18.8	14.5
General and administrative	14.4	15.3	11.8
Amortization of intangibles	0.3	0.5	0.4
Restructuring charge	1.4	1.2	—
Total operating expenses	52.6	58.5	42.9
Income (loss) from operations	(7.0)	(15.0)	3.0
Other income (expense):
Interest income	—	—	0.1
Interest expense	(0.2)	(0.5)	(0.6)
Other, net	0.2	(0.9)	—
Total other expense, net	—	(1.4)	(0.5)
Income (loss) before income taxes	(7.0)	(16.4)	2.5
Provision for (benefit from) income taxes	11.7	(6.5)	0.1
Net income (loss)	(18.7)%	(9.9)%	2.4%

Total net revenues.
Our net revenues comprised the following product lines (in thousands, except percentages):

	Fiscal Year
	2014	2013	Change
Automated systems	$108,768	$82,924	$25,844	31.2%
Integrated systems	15,334	11,412	3,922	34.4%
Materials characterization systems	9,487	13,066	(3,579)	(27.4)%
Total product revenue	133,589	107,402	26,187	24.4%
Service	32,854	36,905	(4,051)	(11.0)%
Total net revenues	$166,443	$144,307	$22,136	15.3%

	Fiscal Year
	2013	2012	Change
Automated systems	$82,924	$119,451	$(36,527)	(30.6)%
Integrated systems	11,412	12,379	(967)	(7.8)%
Materials characterization systems	13,066	11,997	1,069	8.9%
Total product revenue	107,402	143,827	(36,425)	(25.3)%
Service	36,905	39,054	(2,149)	(5.5)%
Total net revenues	$144,307	$182,881	$(38,574)	(21.1)%
In 2014, total net revenues increased by $22.1 million from 2013, principally due to an industry-wide improvement in memory-related semiconductor capital spending and from an increase in foundry penetration, supported by the adoption of multiple Atlas®, UniFire™ and IMPULSE® systems by several customers during the first half of the year. This increase was partially offset by the decline in process metrology spending that occurred in the third quarter of 2014 due to a significant pause in spending at our two largest customers, and a decline in service revenues. Approximately $26.2 million of the increase in product revenues was attributable to sales of our Automated Systems (principally Atlas® followed by UniFire™ ). Integrated Systems accounted for $3.9 million of the increase (principally IMPULSE®) and was partially offset by Materials Characterization sales which decreased by $3.6 million. Service revenue decreased by $4.1 million in 2014 principally due to a decrease in upgrade revenue as a result of lower demand for upgrades of installed tools during the first, third and fourth quarters of 2014. Upgrades tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles, which determine when customers purchase available upgrades.
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

Gross margin.
Our gross margin breakdown was as follows:

	Fiscal Year
	2014	2013	2012
Products	46.5%	44.6%	47.2%
Service	41.9%	47.2%	47.4%

The calculation of product gross margin includes both cost of products and amortization of intangibles. The gross margin on product revenue increased to 46.5% in 2014 from 44.6% in 2013, reflecting an increase of 1.9 percentage points from 2013. The increase was due primarily to improved factory overhead absorption and a change in product mix to higher margin products, as well as from the 24.4% increase in product revenue during 2014. The gross margin on our services business decreased to 41.9% in 2014 from 47.2% in 2013, reflecting a decrease of 5.3 percentage points, due principally to a decrease in upgrade revenues, which typically have higher margins than core service revenue.

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

Operating expenses.

Our operating expenses comprise the following categories (in thousands, except percentages):

	Fiscal Year
	2014	2013	Change
Research and development	$33,776	$32,714	$1,062	3.2%
Selling	27,033	27,129	(96)	(0.4)%
General and administrative	23,980	22,101	1,879	8.5%
Amortization of intangible assets	420	701	(281)	(40.1)%
Restructuring charge	2,266	1,740	526	30.2%
Total operating expenses	$87,475	$84,385	$3,090	3.7%

	Fiscal Year
	2013	2012	Change
Research and development	$32,714	$29,585	$3,129	10.6%
Selling	27,129	26,457	672	2.5%
General and administrative	22,101	21,632	469	2.2%
Amortization of intangible assets	701	776	(75)	(9.7)%
Restructuring charge	1,740	—	1,740	NM*
Total operating expenses	$84,385	$78,450	$5,935	7.6%

*	NM = not meaningful
Research and development.
Research and development costs increased by $1.1 million or 3.2% in 2014 compared to 2013 related primarily to expense incurred in developing product improvements for our OCD and advance packaging system products.
Research and development costs increased by $3.1 million or 10.6% in 2013 compared to 2012 related primarily to investment in new platforms and product upgrade programs to improve capability and lower cost of ownership. This increase consisted primarily of investments in our OCD products.

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customer's needs.

Selling.

Selling expenses remained relatively flat in fiscal year 2014 compared to fiscal year 2013.

Selling expenses increased by $0.7 million or 2.5% in fiscal year 2013 compared to fiscal year 2012. The increase in expenses related to customer evaluation tools.

General and administrative.

General and administrative expenses increased by $1.9 million or 8.5% in fiscal year 2014 compared to 2013. The increase was primarily due to the depreciation related to our ERP implementation in 2014 and higher variable compensation expenses.

General and administrative expenses increased by $0.5 million or 2.2% in fiscal year 2013 compared to 2012. The increase was a result of higher labor costs, partially offset by lower telecommunication expenses.

Amortization of intangible assets.

Amortization of intangible assets included in operating expenses in fiscal year 2014 decreased slightly compared to 2013, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2013.

Amortization of intangible assets included in operating expenses in fiscal year 2013 decreased slightly, compared to 2012, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2013.

Restructuring charge.

We recorded a restructuring charge of $2.3 million in 2014 related to our efforts to improve operating efficiencies. This amount includes charges primarily related to employee severance, other expenses (primarily vendor contract termination costs) and early termination costs related to a facility lease due to expire in 2017 in the amounts of $1.0 million, $0.4 million and $0.9 million respectively. We have measured and recognized the exit liability associated with the lease at the cease-use date. We expect to complete this restructuring plan by March 2015. Other related costs are expected to be recognized as incurred.

We recorded a restructuring charge of $1.7 million in 2013 as a result of our decision to consolidate a portion of our European operations. This amount includes charges primarily related to employee severance and acceleration of RSUs in the amount of $0.8 million and $0.9 million, respectively. All cash payments related to the restructuring charge were paid in the fourth quarter of fiscal year 2013. We completed this restructuring plan in 2014.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Fiscal Year
	2014	2013	Change
Interest income	$47	$62	$(15)	(24.2)%
Interest expense	(389)	(651)	262	(40.2)%
Other income (expense)	374	(1,267)	1,641	NM*
Total other income (expense), net	$32	$(1,856)	$1,888	(101.7)%

	Fiscal Year
	2013	2012	Change
Interest income	$62	$133	$(71)	(53.4)%
Interest expense	(651)	(1,040)	389	(37.4)%
Other income (expense)	(1,267)	48	(1,315)	NM *
Total other expense, net	$(1,856)	$(859)	$(997)	116.1%

*	NM = not meaningful

Interest income declined minimally in 2014 from 2013 as the average balances of cash, cash equivalents, and marketable securities remained relatively flat. Interest expense was lower in 2014 than in the prior year due to the repayment of the entire outstanding balance of the mortgage on our headquarters during 2013. Other income increased by $1.6 million principally due to fluctuations in foreign exchange rates, and to a lesser extent, from a $0.2 million increase in fair value of contingent consideration liability.

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
Our provision (benefit) for income taxes was $19.5 million, $(9.4) million, and $0.2 million in 2014, 2013 and 2012, respectively. The increase in the tax provision for 2014 from 2013 was primarily related to the recording of a valuation allowance against our U.S. deferred tax assets. The decrease in the tax provision for 2013 from 2012 was primarily attributable to our lower pre-tax earnings as well as a one-time benefit associated with the reinstatement of the federal R&D credit for both fiscal years 2012 and 2013.
Our provision for income taxes for 2014 of $19.5 million reflects an effective tax rate of (167.8)%. This rate differs from the Federal statutory rate of 35.0% primarily due to the recording of a valuation allowance against our U.S. deferred tax assets which represented a $23.9 million provision as well as equity compensation expenses for which no current tax deduction is available, offset by foreign income being taxed at lower rates. Our benefit from income taxes for 2013 of $(9.4) million reflects an effective tax rate of 40.0%. This rate differs from the Federal statutory rate of 35.0% primarily due to the reinstatement of the Federal R&D tax credit, which represented a $1.4 million benefit for both 2012 and 2013, as well as the benefit from state income taxes, offset by tax on foreign income, and equity compensation expenses for which no current tax deduction is available. Our provision for income taxes for 2012 of $0.2 million reflects an effective tax rate of 3.3%. This rate differs from the Federal statutory rate of 35.0% primarily due to the benefit associated with the Internal Revenue Service approval of tax elections made in 2012 to treat certain foreign subsidiaries as branches for U.S. income tax purposes, as well as foreign income being taxed at lower rates, offset in part by state income taxes and equity compensation expenses for which no current tax deduction is available.
We maintain valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As such, in 2014 we recorded a valuation allowance against our U.S. deferred tax assets of $23.9 million.

Liquidity and Capital Resources
The following table presents selected financial information and statistics as of and for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in millions):

	At
	December 27, 2014	December 28, 2013	December 29, 2012
Cash, cash equivalents and marketable securities	$84.0	$92.9	$109.9
Working capital	$119.6	$141.8	$158.6
Cash provided by (used in operating activities)	$(0.6)	$(2.4)	$24.0
Cash used in investing activities	$(8.1)	$(7.8)	$(51.8)
Cash used in financing activities	$(0.7)	$(7.5)	$(6.8)
We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.
During 2014, cash used in operating activities of $0.6 million was a result of $31.1 million of net losses, non-cash adjustments to net income of $37.8 million and a decrease in net change in operating assets and liabilities of $7.3 million. Cash used in investing activities of $8.1 million during 2014 consisted primarily of cash used for purchases of marketable securities, net of maturities, of $2.3 million; and cash used to acquire property, plant and equipment of $5.8 million. Cash used in financing activities of $0.7 million during 2014 consisted primarily of cash used to repurchase common stock of $5.3 million, royalty and other payments to Zygo of $0.6 million, and cash paid for taxes on net issuance of stock awards of $0.7 million, partially offset by $6.0 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options.
During 2013, cash used in operating activities of $2.4 million was a result of $14.1 million of net losses, non-cash adjustments to net income of $18.7 million and a decrease in net change in operating assets and liabilities of $7.0 million. Cash used in investing activities of $7.8 million during 2013 consisted primarily of cash used for purchases of marketable securities, net of maturities, of $2.1 million; and cash used to acquire property, plant and equipment of $5.7 million. Cash used in financing activities of $7.5 million during 2013 consisted primarily of cash used to repurchase common stock of $5.0 million, mortgage repayments on our corporate headquarters of $5.2 million, royalty and other payments to Zygo of $1.0 million, and cash paid for taxes on net issuance of stock awards of $1.2 million, partially offset by $5.0 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options.
During 2012, cash generated from operating activities was a result of $24.0 million was a result of $4.5 million of net income, non-cash adjustments to net income of $19.8 million and a decrease in net change in operating assets and liabilities of $0.3 million. Cash used in investing activities of $51.8 million during 2012 consisted primarily of cash used for purchases of marketable securities, net of maturities, of $47.3 million; and cash used to acquire property, plant and equipment of $5.0 million, partially offset by an escrow payment received of $0.5 million related to the acquisition of Nanda Technologies GmbH. Cash used in financing activities of $6.8 million during 2012 consisted primarily of cash used to repurchase common stock of $8.5 million, mortgage repayments on our corporate headquarters of $2.2 million, royalty and other payments to Zygo of $0.3 million, and cash paid for taxes on net issuance of stock awards of $0.6 million, partially offset by $3.9 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options and a $0.9 million excess tax benefit related to equity awards.
Debt and Repurchases of Common Stock
Line of Credit - On April 23, 2012, we amended our revolving line of credit facility with Comerica Bank to (i) extend the maturity date of such facility by two years to April 30, 2014, (ii) decrease the unused revolving line commitment fee from 0.1875% per annum to 0.10% per annum, and (iii) reduce the minimum interest rate on borrowings from 5.75% to 3.00% per annum. On May 30, 2014, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of December 27, 2014 was $18.8 million. As of December 27, 2014, we were not in breach of any restrictive covenants in connection with this line of credit. There were no borrowings against the line of credit during 2014 or 2013 and there were no outstanding amounts drawn on this facility as of December 27, 2014 and December 28, 2013, respectively. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
Mortgage Loan - On July 18, 2013, we repaid $4.8 million of a mortgage loan, secured, in part, by a lien on and security interest in the building and land comprising our principal offices in Milpitas, California and representing the entire outstanding principal balance of the loan and all accrued interest. We did not incur any fees associated with the prepayment of the loan. At December 27, 2014 there was no outstanding balance on the loan.
Repurchases of Common Stock - In November 2010, our Board of Directors approved a stock repurchase program to repurchase up to $10.0 million of our common stock. As of December 27, 2014, our Board of Directors had further authorized additional repurchases resulting in an aggregate repurchase authorization of up to $30.0 million of shares of common stock under the approved programs.
Stock repurchases under the programs may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions.
Shares repurchased and retired for the indicated periods of the applicable repurchase programs with the associated cost of repurchase and amount available for repurchase at the end of the respective periods are as follows (in thousands, except number of shares and weighted average price per share):

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Number of shares of common stock repurchased	362,633	332,771	587,766
Weighted average price per share	$14.74	$15.03	$14.47
Total cost of repurchase	$5,344	$5,000	$8,504
Amount available for repurchase at end of period	$6,118	$11,462	$16,462
Subsequent to December 27, 2014, we repurchased 111,050 shares at an average purchase price of $15.49 per share for a total of $1.7 million. After these purchases, $4.4 million remained available for the future repurchase of our common stock under the 2012 program.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $2.4 million as of December 27, 2014) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.6 million and $1.0 million to Zygo in fiscal years 2014 and 2013, respectively.
We have evaluated and will continue to evaluate the acquisitions of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays.
Our principal sources of liquidity are cash and cash equivalents, and marketable securities, cash flow generated from our operations, and, to a lesser extent, borrowings from a line of credit. Our liquidity is affected by many factors, including those that relate to our specific operations and those that relate to the uncertainties of global and regional economies and the sectors of the semiconductor industry which we operate in. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe our existing cash, cash equivalents and marketable securities and borrowing availability, combined with cash currently projected to be generated from our operations, will be sufficient to meet our liquidity needs through at least the next twelve months.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of December 27, 2014 and December 28, 2013, respectively.

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 27, 2014, and the effect of such obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments - inventory (1)	$29,457	$29,457	—	—	—
Fair value of deferred payments to Zygo Corporation related to acquisition (2)	2,905	1,454	851	400	200
Restructuring	997	511	486	—	—
Other long-term liabilities	266	—	—	—	266
Operating lease obligations	3,610	1,468	1,653	489	—
Total	$37,235	$32,890	$2,990	$889	$466

(1)
We maintain certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply availability for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 27, 2014 was approximately $29.5 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.

(2)
On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $2.4 million and an estimated future value of $2.9 million million as of December 27, 2014) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

Excluded from the contractual obligation table above are $0.7 million of future payments related to uncertain tax positions because we cannot reliably estimate the timing of the settlements with the respective tax authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates. We do not use derivative financial instruments.
Foreign Currency Risk
A substantial part of our business consists of sales made to customers outside the United States: 78%, 67%, and 76% of sales in 2014, 2013, and 2012, respectively, and 16%, 16%, and 14% of net revenues in 2014, 2013, and 2012, respectively, were denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our operating expenses are incurred by our international operations and denominated in local currencies.
Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany balances in which costs are charged between our U.S. headquarters and our foreign subsidiaries. On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity's functional currency is generally its respective local currency, there is exposure to foreign exchange risk on a consolidated basis. Intercompany balances are denominated primarily in U.S. dollars and, to a lesser extent, other local currencies.  The net intercompany balance, exposed to foreign currency risk, at December 27, 2014 was approximately $4.1 million.  A hypothetical change of 10% in the relative value of the US dollar versus local functional currencies could result in an increase or decrease of approximately $0.4 million in transaction gains or losses which would be included in our statement of operations.
For 2014, 2013 and 2012, foreign currency transactions resulted in a gain of $0.1 million, a loss of $0.7 million and a loss of $0.3 million, respectively.
Interest Rate Risk
Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. At December 27, 2014, and December 28, 2013, we held $49.3 million and $48.1 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 27, 2014 and December 28, 2013, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.
As of December 27, 2014 and December 28, 2013, there were no amounts borrowed against the line of credit and, therefore, there exists no significant interest rate risks.
On July 18, 2013, we repaid $4.8 million representing the outstanding balance of a mortgage loan secured, in part, by a lien on and security interest in the building and land composing our principal offices in Milpitas, California and representing the entire outstanding principal balance of the loan and all accrued interest. As of December 28, 2013, there was no outstanding balance on the loan.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nanometrics Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Nanometrics Incorporated and its subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
San Jose, California
February 24, 2015

NANOMETRICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$34,676	$44,765
Marketable securities	49,286	48,097
Accounts receivable, net of allowances of $253 and $293, respectively	26,121	31,436
Inventories	35,105	34,520
Inventories-delivered systems	1,912	6,901
Prepaid expenses and other	9,289	10,519
Deferred income tax assets	1,457	14,516
Total current assets	157,846	190,754
Property, plant and equipment, net	49,633	47,439
Goodwill	10,494	11,743
Intangible assets, net	4,294	7,864
Deferred income tax assets	410	4,338
Other assets	559	696
Total assets	$223,236	$262,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,199	$10,604
Accrued payroll and related expenses	8,700	7,853
Deferred revenue	10,021	21,749
Other current liabilities	8,265	7,993
Income taxes payable	1,017	758
Total current liabilities	38,202	48,957
Deferred revenue	2,591	3,718
Income taxes payable	701	1,171
Deferred tax liability	926	—
Other long-term liabilities	1,279	1,615
Total liabilities	43,699	55,461
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 23,813,729 and 23,537,275, respectively, issued and outstanding	24	24
Additional paid-in capital	251,396	244,733
Accumulated deficit	(69,114)	(37,996)
Accumulated other comprehensive income	(2,769)	612
Total stockholders’ equity	179,537	207,373
Total liabilities and stockholders’ equity	$223,236	$262,834
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net revenues:
Products	$133,589	$107,402	$143,827
Service	32,854	36,905	39,054
Total net revenues	166,443	144,307	182,881
Costs of net revenues:
Cost of products	68,812	59,509	75,878
Cost of service	19,086	19,489	20,526
Amortization of intangible assets	2,723	2,633	2,549
Total costs of net revenues	90,621	81,631	98,953
Gross profit	75,822	62,676	83,928
Operating expenses:
Research and development	33,776	32,714	29,585
Selling	27,033	27,129	26,457
General and administrative	23,980	22,101	21,632
Amortization of intangible assets	420	701	776
Restructuring charge	2,266	1,740	—
Total operating expenses	87,475	84,385	78,450
Income (loss) from operations	(11,653)	(21,709)	5,478
Other (income) expense:
Interest income	47	62	133
Interest expense	(389)	(651)	(1,040)
Other income (expense), net	374	(1,267)	48
Total other income (expense), net	32	(1,856)	(859)
Income (loss) before income taxes	(11,621)	(23,565)	4,619
Provision for (benefit from) income taxes	19,497	(9,419)	154
Net income (loss)	$(31,118)	$(14,146)	$4,465

Net income (loss) per share:
Basic	$(1.30)	$(0.61)	$0.19
Diluted	$(1.30)	$(0.61)	$0.19
Weighted average shares used in per share calculation:
Basic	23,958	23,290	23,358
Diluted	23,958	23,290	23,845
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net income (loss)	$(31,118)	$(14,146)	$4,465
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3,239)	(818)	(264)
Employee benefit plan adjustment	(106)	151	(11)
Net change on unrealized gains (losses) on available-for-sale investments	(36)	7	(2)
Other comprehensive loss	(3,381)	(660)	(277)
Comprehensive income (loss)	$(34,499)	$(14,806)	$4,188

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2011	23,182,771	$23	$236,735	$(28,315)	$1,549	$209,992
Net income				4,465	—	4,465
Employee benefit plan adjustment				—	(11)	(11)
Foreign currency translation adjustments				—	(264)	(264)
Unrealized loss on investments, net of tax					(2)	(2)
Issuance of common stock under stock-based compensation plans	655,424	—	4,205	—	—	4,205
Stock-based compensation expense	—	—	5,890	—	—	5,890
Repurchases and retirement of common stock	(587,766)	—	(8,504)			(8,504)
Balance as of December 29, 2012	23,250,429	23	238,326	(23,850)	1,272	215,771
Net loss				(14,146)	—	(14,146)
Employee benefit plan adjustment				—	151	151
Foreign currency translation adjustments				—	(818)	(818)
Unrealized gain on investments, net of tax					7	7
Issuance of common stock under stock-based compensation plans	619,617	1	3,733	—	—	3,734
Stock-based compensation expense	—	—	7,674	—	—	7,674
Repurchases and retirement of common stock	(332,771)	—	(5,000)			(5,000)
Balance as of December 28, 2013	23,537,275	24	244,733	(37,996)	612	207,373
Net loss				(31,118)	—	(31,118)
Employee benefit plan adjustment				—	(106)	(106)
Foreign currency translation adjustments				—	(3,239)	(3,239)
Unrealized gain on investments, net of tax					(36)	(36)
Issuance of common stock under stock-based compensation plans	639,087	—	5,255	—	—	5,255
Stock-based compensation expense	—	—	6,752	—	—	6,752
Repurchases and retirement of common stock	(362,633)	—	(5,344)		—	(5,344)
Balance as of December 27, 2014	23,813,729	$24	$251,396	$(69,114)	$(2,769)	$179,537
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income (loss)	$(31,118)	$(14,146)	$4,465
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,767	8,787	8,137
Stock-based compensation	6,752	7,674	5,890
Excess tax benefit from equity awards	—	53	(910)
Loss on disposal of fixed assets	249	177	303
Inventory write-down	2,897	7,579	3,519
Deferred income taxes	17,915	(6,889)	2,752
Changes in fair value of contingent payments to Zygo Corporation	201	1,325	129
Changes in assets and liabilities:
Accounts receivable	3,861	(10,376)	7,733
Inventories	(7,173)	(7,024)	1,383
Inventories-delivered systems	4,988	(4,627)	(758)
Prepaid expenses and other	2,303	(1,855)	1,114
Accounts payable, accrued and other liabilities	1,790	4,840	(12,567)
Deferred revenue	(12,855)	12,717	2,472
Income taxes payable	(212)	(666)	346
Net cash provided by (used in) operating activities	(635)	(2,431)	24,008
Cash flows from investing activities:
Escrow payment received related to Nanda acquisition	—	—	508
Sales of marketable securities	—	—	3,000
Maturities of marketable securities	38,839	47,089	8,336
Purchases of marketable securities	(41,100)	(49,182)	(58,647)
Purchases of property, plant and equipment	(5,792)	(5,689)	(4,990)
Net cash used in investing activities	(8,053)	(7,782)	(51,793)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(587)	(1,004)	(300)
Repayments of debt obligations	—	(5,224)	(2,210)
Proceeds from sale of shares under employee stock option plans and purchase plan	5,958	4,967	3,913
Excess tax benefit from equity awards	—	(53)	910
Taxes paid on net issuance of stock awards	(702)	(1,181)	(618)
Repurchases of common stock	(5,344)	(5,000)	(8,504)
Net cash used in financing activities	(675)	(7,495)	(6,809)
Effect of exchange rate changes on cash and cash equivalents	(726)	(442)	(190)
Net decrease in cash and cash equivalents	(10,089)	(18,150)	(34,784)
Cash and cash equivalents, beginning of period	44,765	62,915	97,699
Cash and cash equivalents, end of period	$34,676	$44,765	$62,915
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$232	$522
Cash paid for income taxes, net	$861	$313	$5,113
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$3,275	$3,145	$—
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies

Description of Business – Nanometrics Incorporated (“Nanometrics” or the “Company”) and its wholly-owned subsidiaries design, manufacture, market, sell and support optical critical dimension ("OCD"), thin film and overlay dimension metrology and inspection systems used primarily in the manufacturing of semiconductors, solar photovoltaics (“solar PV”) and high-brightness LEDs (“HB-LED”), as well as by customers in the silicon wafer and data storage industries. Nanometrics' metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The Company’s OCD technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Nanometrics' inspection systems are used to find defects on patterned and unpatterned wafers at nearly every stage of the semiconductor production flow. The corporate headquarters of Nanometrics is located in Milpitas, California.

Basis of Presentation – The consolidated financial statements include Nanometrics Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year – On October 17, 2014, the Board of Directors of the Company approved a change in the Company's fiscal year from a fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the last Saturday of the calendar year. All periods presented consisted of a 52-week year.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition, the provision for doubtful accounts, the provision for excess, obsolete, or slow moving inventories, valuation of intangible and long-lived assets, warranty accruals, income taxes, valuation of stock-based compensation, and contingencies.

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in
“Other income (expense)” in the consolidated statements of operations in the period incurred, and consists of a $0.1 million gain, a $0.7 million loss and a $0.3 million loss for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or delivery of different types of services. The Company's tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on relative selling price and that revenue is recognized upon completion of the installation. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which terms can be up to twelve months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders cancelled prior to the scheduled shipment date.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Fair Value of Financial Instruments – Financial instruments include cash and cash equivalents, accounts receivable and accounts payable. Cash equivalents are stated at fair market value based on quoted market prices. The carrying values of accounts receivable and accounts payable approximate their fair values because of the short-term maturity of these financial instruments.
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
Inventories – Inventories are stated at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market. The Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from suppliers. The Company has established inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed of. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, the Company also considers the age of the inventory and potential

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost to refurbish the inventory prior to sale. Demonstration inventory is amortized over its useful life and the amortization expense is included in total inventory write down on the statements of cash flows. When recorded, reserves are intended to reduce the carrying value of the Company’s inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional reserves may be required.
Inventories – delivered systems – The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories – delivered systems.”
Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation and amortization is computed using the straight–line method over the following estimated useful lives of the assets:

Building and Improvements        5-40 years
Machinery and equipment            3-10 years
Furniture and fixtures            3-10 years
Software                3-7 years

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

Developed technology            5-10 years
Customer relationships            2-10 years
Brand name                5-10 years
Patented technology            7-10 years
Trademark                5 years
Long-Lived Assets – The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized. See Note 7, "Goodwill and Intangible Assets" for further details.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties – The Company sells the majority of its products with a twelve months repair or replacement warranty from the date of acceptance, which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating the warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts in accordance with changes in these factors.
Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of net revenues.
Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $0.2 million in 2014, $0.2 million in 2013, and $0.1 million in 2012.
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
Net Income (Loss) Per Share - Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) and shares issuable under the employee stock purchase plan. The Company had net income in fiscal year 2012, therefore, the potential dilutive effect of stock options was considered to calculate the diluted income per share. In applying the treasury stock method, 0.9 million of stock option shares for fiscal year 2012 were excluded because their effect was anti-dilutive.
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
The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company's top five largest customers in 2014, 2013 and 2012 consisted of 72%, 71% and 74%, respectively, of its total net revenues. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or sub-assemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.
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

Note 2. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standard update which simplifies income statement classification by removing the concept of extraordinary items from the U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect any impact on the adoption of this standard on its consolidated financial statements.
In August 2014, the FASB issued an accounting standard update related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect any impact on the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In July 2013, the FASB issued an accounting standards update which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The new standard is effective for fiscal years and interim periods beginning after December 15, 2013. The Company adopted this standard during the three months ended March 29, 2014, resulting in a one-time tax benefit of $0.3 million, a reduction in deferred tax assets of $0.3 million, and a reduction in long-term income taxes payable of $0.6 million.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company determines the fair values of its financial instruments based on the fair value hierarchy established in FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurement, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into the following three levels that may be used to measure fair value:
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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	December 27, 2014				December 28, 2013
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$610	$—	$—	$610	$876	$—	$—	$876
Commercial paper and corporate debt securities	—	—	—	—	—	750	—	$750
Total cash equivalents	610	—	—	610	876	750	—	1,626

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	2,497	20,537	—	23,034	5,036	11,980	—	17,016
Commercial paper, municipal securities and corporate debt securities	—	26,252	—	26,252	—	31,081	—	31,081
Total marketable securities	2,497	46,789	—	49,286	5,036	43,061	—	48,097

Total(1)	$3,107	$46,789	$—	$49,896	$5,912	$43,811	$—	$49,723

Liabilities:
Contingent consideration payable	$—	$—	$2,397	$2,397	$—	$—	$2,783	$2,783

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Excludes $34.1 million and $43.1 million held in operating accounts as of December 27, 2014 and December 28, 2013, respectively.
The fair values of the marketable securities that are classified as Level 1 in the table above were derived from quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access. The fair value of marketable securities that are classified as Level 2 in the table above were derived from non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques with all significant inputs derived from or corroborated by observable market data. There were no transfers of instruments between Level 1, Level 2 and Level 3 during the financial periods presented.

Changes in Level 3 liabilities (in thousands)
Fair value at December 29, 2012	$2,462
Payments made to Zygo Corporation	(1,004)
Change in fair value included in earnings	1,325
Fair value at December 28, 2013	2,783
Payments made to Zygo Corporation	(587)
Change in fair value included in earnings	201
Fair value at December 27, 2014	$2,397
As of December 27, 2014, the Company had liabilities of $2.4 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”), which are measured at fair value on a recurring basis, and changes in fair value recorded in Other income (expense), net. Of the $2.4 million of Zygo liabilities at December 27, 2014, $1.4 million was a current liability and $1.0 million was a long-term liability. As of December 28, 2013, the Company had liabilities of $2.8 million resulting from the acquisition of certain assets from Zygo which are measured at fair value on a recurring basis. Of the $2.8 million of Zygo liability at December 28, 2013, $1.3 million was a current liability and $1.5 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Cash and Investments

The following table presents cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,066	—	$—	$34,066
Cash equivalents:
Money market funds	610	—	—	610
Marketable securities:
Commercial paper	805	—	—	805
U.S. Treasury securities	2,498		(1)	2,497
U.S. Government agency securities	20,556	1	(19)	20,538
Municipal securities	3,755	1	(7)	3,749
Corporate debt securities	21,722	1	(26)	21,697
Total cash, cash equivalents, and marketable securities	$84,012	$3	$(53)	$83,962

	December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,139	$—	$—	$43,139
Cash equivalents:
Money market funds	876	—	—	876
Commercial paper	750	—	—	750
Marketable securities:
U.S. Treasury Securities	5,036	—	—	5,036
U.S. Government agency securities	11,980	4	(4)	11,980
Municipal securities	9,756	11	(4)	9,763
Corporate debt securities	21,316	7	(5)	21,318
Total cash, cash equivalents, and marketable securities	$92,853	$22	$(13)	$92,862

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of December 27, 2014 and December 28, 2013, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity. Both the gross unrealized gains and gross unrealized losses for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of December 27, 2014 and December 28, 2013, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.17% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $7.7 million and $6.3 million of receivables during fiscal years ended December 27, 2014 and December 28, 2013, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at December 27, 2014 and December 28, 2013.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Financial Statement Components
The following tables provide details of selected financial statement components as of the following dates (in thousands):

Consolidated Balance Sheets
	At
	December 27, 2014	December 28, 2013
Inventories:
Raw materials and sub-assemblies	$19,463	$19,655
Work in process	7,723	7,597
Finished goods	7,919	7,268
Inventories	35,105	34,520
Inventories-delivered systems	1,912	6,901
Total inventories	$37,017	$41,421
Property, plant and equipment, net(1):
Land	$15,572	$15,569
Building and improvements	19,641	19,403
Machinery and equipment	29,456	27,820
Furniture and fixtures	2,225	2,308
Software	7,942	1,851
Capital in progress	3,512	5,833
Total property, plant and equipment, gross	78,348	72,784
Accumulated depreciation and amortization	(28,715)	(25,345)
Total property, plant and equipment, net	$49,633	$47,439
(1)Total depreciation and amortization expense for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 was $6.6 million, $5.4 million, and $4.8 million, respectively.
Other current liabilities:
Accrued warranty	$2,953	$3,426
Accrued restructuring	997	—
Accrued professional services	778	545
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	1,385	1,344
Other	2,152	2,678
Total other current liabilities	$8,265	$7,993

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Accumulated Other Comprehensive Income (Loss)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 29, 2012	$1,453	$(179)	$(2)	$1,272
Current period change	(818)	151	7	(660)
Balance as of December 28, 2013	635	(28)	5	612
Current period change	(3,239)	(106)	(36)	(3,381)
Balance as of December 27, 2014	$(2,604)	$(134)	$(31)	$(2,769)
The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

Note 7. Goodwill and Intangible Assets
The following table summarizes the activity in the Company’s goodwill during the years ended December 27, 2014 and December 28, 2013, respectively (in thousands):

Balance as of December 29, 2012	$11,352
Foreign currency movements	391
Balance as of December 28, 2013	11,743
Foreign currency movements	(1,249)
Balance as of December 27, 2014	$10,494

There were no business acquisitions made by the Company during fiscal years 2014 and 2013.

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

The Company completed its annual goodwill impairment assessment during the fourth quarter of 2014 by first performing a Step 0 qualitative assessment. As part of this assessment, the Company considered the trading value of the Company's stock, the industry trends, and the Company's sales forecast and products plans. The Company concluded that it was more likely than not that the fair value was more than the carrying values of the Company's reporting unit and therefore did not proceed to the Step 1 goodwill impairment test.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at December 27, 2014. The Company did not record any impairment charges related to goodwill in fiscal year 2014.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses if there have been triggers that may require it to evaluate the reasonableness of the remaining estimated useful lives of its intangible assets. No such triggers were identified during fiscal year 2014.
Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 27, 2014 and December 28, 2013 consisted of the following (in thousands):

	December 27, 2014
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,950	$(12,991)	$3,959
Customer relationships	9,461	(9,449)	12
Brand names	1,927	(1,802)	125
Patented technology	2,252	(2,054)	198
Trademark	80	(80)	—
Total	$30,670	$(26,376)	$4,294

	December 28, 2013
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,095	$(11,032)	$7,063
Customer relationships	9,573	(9,263)	310
Brand names	1,927	(1,700)	227
Patented technology	2,252	(1,988)	264
Trademark	80	(80)	—
Total	$31,927	$(24,063)	$7,864
The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $3.1 million, $3.3 million and $3.3 million, respectively.
There were no impairment charges related to intangible assets recorded during the year ended December 27, 2014.
The estimated future amortization expense of finite intangible assets as of December 27, 2014 is as follows (in thousands):

Fiscal Years	Amounts
2015	$2,199
2016	1,683
2017	206
2018	140
2019	66
Total future amortization expense	$4,294

Note 8. Warranties
Product Warranty – The Company sells the majority of its products with a 12 months repair or replacement warranty from the date of acceptance or shipment date. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs were to differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual. The warranty accrual represents the best estimate

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors.
Components of the warranty accrual, which were included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013
Balance as of beginning of period	$3,426	$4,203
Accruals for warranties issued during period	5,987	4,176
Settlements during the period	(6,460)	(4,953)
Balance as of end of period	$2,953	$3,426

Note. 9. Restructuring

The Company recorded a restructuring charge of approximately $2.3 million in 2014 as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. This amount includes charges primarily related to employee severance, other expenses (primarily vendor contract termination costs) and early termination costs of a facility lease due to expire in 2017 in the amounts of $1.0 million, $0.4 million and $0.9 million, respectively. The Company expects to complete this restructuring plan by March 2015. Other related costs will be recognized as incurred.

The Company recorded a restructuring charge of $1.7 million in 2013 as a result of its decision to consolidate a portion of its European operations. This amount includes charges primarily related to employee severance and non-cash acceleration of vesting of RSUs in the amount of $0.8 million and $0.9 million, respectively. As of December 28, 2013, the Company had completed and settled in full all cash payments related to employee severance and non-cash acceleration of vesting of RSUs.

As of December 27, 2014 and December 28, 2013, respectively, the components of the Company's restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 28, 2013	$—	$—	$—	$—
Charges	1,016	899	351	2,266
Cash Payments	(780)	(201)	(288)	(1,269)
Balance as of December 27, 2014	$236	$698	$63	$997

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 29, 2012	$—	$—	$—	$—
Charges	1,740	—	—	1,740
Cash Payments	(844)	—	—	(844)
Non-cash items	(896)	—	—	(896)
Balance as of December 28, 2013	$—	$—	$—	$—

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Line of Credit and Debt Obligations

Line of Credit - On May 30, 2014, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing base available as of December 27, 2014 was $18.8 million. As of December 27, 2014, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of December 27, 2014. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company's business.
Mortgage Loan - On July 18, 2013, the Company repaid $4.8 million of the balance of a mortgage loan, secured, in part, by a lien on and security interest in the building and land comprising the Company’s principal offices in Milpitas, California and representing the entire outstanding principal balance of the loan as well as all accrued interest. The Company did not incur any fees associated with the prepayment of the loan. At December 28, 2013, there was no outstanding balance on the loan.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that Nanometrics’ products, when used for their intended purpose(s), or the Company's intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as of December 27, 2014 and December 28, 2013.

On January 13, 2012, the Company entered into a settlement and limited patent cross license agreement with KLA-Tencor ("KLA-Tencor") to resolve all existing patent litigation between the parties. Pursuant to the settlement agreement, the Company agreed to make a one-time payment of $2.5 million to KLA-Tencor. The settlement included other features such as limited cross-licenses of the patents that were subject to the litigation. The Company determined the principal benefit of the settlement was the economic benefit of avoiding litigation expenses and that the value attributable to the other settlement features was de minimus. As a result, the Company recorded a $2.5 million charge to legal settlement in operating expense in 2011. The payment was made in 2012.
The Company maintains certain open inventory purchase agreements with its suppliers to ensure a smooth and continuous supply availability for key components. The Company's liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company estimates its open inventory purchase commitment as of December 27, 2014 was approximately $29.5 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.
The Company leases facilities and certain equipment under non-cancelable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2014, 2013 and 2012, was approximately $2.1 million, $2.0 million and $2.2 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases
2015	$1,468
2016	1,083
2017	570
2018	294
2019	195
Total	$3,610

On June 17, 2009, the Company announced a strategic business partnership with Zygo Corporation whereby it has purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. The Company will make payments to Zygo Corporation (with an estimated present value of $2.4 million and an estimated future value of $2.9 million as of December 27, 2014) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

Note 12. Net Income (Loss) Per Share

The Company presents both basic and diluted net income (loss) per share on the face of its consolidated statements of operations. Basic net income (loss) per share excludes the effect of potentially dilutive shares and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding for the period plus the effect to all potentially dilutive common shares outstanding during the period, including contingently issuable shares and certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income (loss) per share computations is as follows (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Weighted average common shares outstanding used in basic net income (loss) per share calculation	23,958	23,290	23,358
Potential dilutive common stock equivalents, using treasury stock method	—	—	487
Weighted average shares used in diluted net income (loss) per share calculation	23,958	23,290	23,845
For the years ended December 27, 2014 and December 28, 2013 potential dilutive common stock equivalents of 0.4 million shares and 0.4 million shares, respectively, were anti-dilutive and therefore were excluded from the calculation due to the net loss positions. For the year ended December 29, 2012, the Company had securities outstanding which could potentially dilute basic earnings per share in the future and weighted average common share equivalents consisting of stock options included in the calculation of diluted net income per share were 0.5 million shares.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Stockholders' Equity and Stock-Based Compensation
Stockholders' Equity
Preferred and Common Stock
The authorized capital stock of Nanometrics consists of 47,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share.

Stock Repurchase
On November 29, 2010, the Company's Board of Directors approved a program to repurchase up to $10.0 million of the Company's common stock, referred to as the 2010 program. Stock repurchases under this program occurred as follows: fiscal year 2010, $0.8 million; fiscal year 2011, $4.3 million; and fiscal year 2012, $4.9 million. As of June 30, 2012, the Company repurchased and retired an aggregate of 667,406 shares of its common stock at a weighted average price of $14.97 per share under the 2010 program utilizing the entire $10.0 million approved by the Board on November 29, 2010, for the repurchase of shares of its common stock.
On May 29, 2012, the Company's Board of Directors approved a program to repurchase up to $20.0 million of its common stock, referred to as the 2012 program. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During fiscal year 2012, the Company repurchased and retired 250,400 shares of its common stock under this approved program at the weighted average price of $14.15 per share. Shares repurchased and retired for the indicated periods of the applicable repurchase programs with the associated cost of repurchase and amount available for repurchase at the end of the respective periods are as follows (in thousands, except number of shares and weighted average price per share):

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Number of shares of common stock repurchased	362,633	332,771	587,766
Weighted average price per share	$14.74	$15.03	$14.47
Total cost of repurchase	$5,344	$5,000	$8,504
Amount available for repurchase at end of period	$6,118	$11,462	$16,462
Subsequent to December 27, 2014, the Company repurchased 111,050 shares at an average purchase price of $15.49 per share for a total of $1.7 million. After these purchases, $4.4 million remained available for the future repurchase of the Company's common stock under the 2012 program.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual statutory limitation. At the end of the fiscal year ended December 27, 2014, the Company had 0.4 million shares remaining for issuance under the ESPP. Shares purchased under the ESPP were 122,112 shares, 126,068 shares and 113,512 shares in 2014, 2013 and 2012 at a weighted average price of $13.76, $12.36 and $14.16, respectively.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 is based on awards expected to vest, it has been reduced for estimated forfeitures. ASC 740 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated forfeiture rates in 2014, 2013 and 2012 of 10.7%, 11.9%, and 7.6%, respectively, were based on historical forfeiture experience, which the Company believes is the best available information to estimate the future forfeiture rate. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are required to be separately classified in the consolidated statements of cash flows. The Company recognized zero, $0.1 million and $0.9 million of excess tax benefit in fiscal years 2014, 2013 and 2012, respectively.
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

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Stock Options:
Expected life	4.6 years	4.5 years	4.5 years
Volatility	54.9%	69.9%	77.3%
Risk free interest rate	1.54%	1.05%	0.80%
Dividends	—	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Volatility	31.2%	26.8%	45.5%
Risk free interest rate	0.54%	0.11%	0.12%
Dividends	—	—	—

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Restricted Stock Units ("RSUs")

Prior to December 2008, the majority of options granted by the Compensation Committee vested at a rate of 33 1/3 percent over the first three years of the seven-year option term on each of the first, second and third anniversary of such grants. Starting in December 2008, the majority of the options granted to employees employed for less than one year vest one-third (  1/3rd ) of the shares subject to the option on the first anniversary of the grant date, and vest one thirty sixth ( 1/36th ) each month for the following two years, for a total three year vesting period with a seven-year option term. Starting in November 2008, the majority of the options granted for employees employed for more than one year vest one thirty-sixth ( 1/36th ) of the shares subject to the options in equal monthly installments starting on the monthly anniversary of the date of grant with a seven-year option term. On February 22, 2010, the Compensation Committee reviewed best practice with regard to stock option vesting and made the following changes: existing employees generally receive vesting terms of monthly ratable vesting for a total period of four years. New employees, in general, receive vesting terms that are equivalent to 25% vesting on the one year anniversary of the grant with monthly vesting thereafter for a total of four years. All other terms remained the same. Grant of each Restricted Stock Unit (“RSU”) counts against the Company's available for grant pool at a ratio of 2:1 against the 2005 Equity Incentive Plan as depicted below under “RSUs granted.” On May 24, 2013, the Company approved further amendments to the 2005 Equity Incentive Plan including: increasing the number of shares of common stock authorized by 2.6 million shares, changing the multiplier ratio from 2:1 to 1.7:1 against the plan for each award, other than a stock option or stock appreciation right, and providing the maximum term of stock options to be seven years. All other terms remained the same.
The number of RSUs granted during fiscal year 2014 was 473,600, which counted as 805,120 shares against the 2005 Equity Incentive Plan. The number of RSUs cancelled during fiscal year 2014 was 98,473, which counted as 167,404 shares against the 2005 Equity Incentive Plan. Each RSU represents an amount equal to the fair value of one share of the Company's common stock.
A summary of activity under the Company’s stock option plans including options and RSUs during fiscal year 2014, 2013 and 2012 and shares available for grant as of the respective period end dates, is as follows:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Shares available for grant at beginning of fiscal year	2,937,001	1,093,565	1,391,930
Increase in authorized shares	—	2,600,000	—
Options - granted	(74,300)	(430,800)	(281,085)
Options - cancelled	191,061	150,459	139,376
Options - expired plan shares	(17,491)	(53,607)	(53,102)
RSUs - granted	(805,120)	(664,902)	(103,554)
RSUs - cancelled	167,404	133,418	—
RSUs - shares issued to satisfy tax withholding obligations	65,527	108,868	—
Shares available for grant at end of fiscal year	2,464,082	2,937,001	1,093,565
Options

The weighted average fair value per share of the stock options awarded in fiscal years 2014, 2013, and 2012 was $8.13, $8.58 and $10.00, respectively. A summary of activity of stock options in 2014 is as follows:

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 28, 2013	1,909,039	$13.22	4.02	$10,341
Exercised	(409,285)	10.45	—	—
Granted	74,300	17.56	—	—
Cancelled	(191,061)	15.74	—	—
Outstanding at December 27, 2014	1,382,993	$13.92	3.41	$4,108
Exercisable at December 27, 2014	1,052,110	$13.15	2.84	$3,867
The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.59 as of December 27, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $3.0 million, $2.9 million and $4.9 million, respectively. The fair value of options vested during 2014, 2013 and 2012 was $3.2 million, $3.7 million and $3.6 million, respectively.
The following table summarizes ranges of outstanding and exercisable options as of December 27, 2014.

Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.93-$7.50	156,237	1.25	$3.67	156,237	$3.67
$8.81-$11.37	237,214	2.57	$10.79	237,214	$10.79
$11.63-$14.80	146,135	3.89	$13.68	99,128	$13.54
$14.88-$15.74	143,682	4.80	$15.45	75,875	$15.47
$15.85-$15.98	170,943	2.95	$15.92	124,931	$15.94
$16.00-$16.59	45,567	5.77	$16.40	9,214	$16.32
$16.70-$16.70	223,432	3.22	$16.70	206,048	$16.70
$16.89-$18.27	155,483	4.46	$17.54	83,466	$17.51
$18.51-$19.77	99,800	4.56	$18.94	55,686	$19.06
$19.84-$19.84	4,500	3.14	$19.84	4,311	$19.84
$0.93-$19.84	1,382,993	3.41	$13.92	1,052,110	$13.15

As of December 27, 2014, the total unrecognized compensation costs related to unvested stock options was $2.5 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 2.21 years.

Restricted Stock Units ("RSUs")
Each RSU counts against the Company's “2005 Equity Incentive Plan” at a ratio of one and seven tenths shares for each unit granted but represents an amount equal to the fair value of one share of the Company's common stock. The Company granted 473,600 and 348,328 RSUs during the years ended December 27, 2014 and December 28, 2013, respectively, to key employees with vesting periods spanning from one to three years.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity for RSUs is as follows:

RSU	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 28, 2013	334,444	$18.61
Granted	473,600	17.14
Released	(146,234)	17.60
Cancelled	(98,473)	17.12
Outstanding RSUs as of December 27, 2014	563,337	$17.90

As of December 27, 2014, the total unrecognized compensation costs related to RSU's was $5.7 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 1.88 years.

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Cost of products	$268	$207	$164
Cost of service	287	278	230
Research and development	1,245	1,478	1,220
Selling	1,642	1,894	1,791
General and administrative	3,243	2,919	2,485
Restructuring	67	898	—
Total stock-based compensation expense related to employee stock options and employee stock purchases	$6,752	$7,674	$5,890

Note 14. Defined Benefit Pension Plan
Nanometrics sponsors a statutory government mandated defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. The fair value of plan assets was $0.2 million, $0.2 million and $0.2 million for the fiscal years ended 2014, 2013 and 2012, respectively; and the net funding deficiency of the Benefit Plan was $0.3 million, $0.2 million, and $0.3 million for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively. Based on the nature and limited extent of the pension plan, we determined this pension plan was not material for separate disclosure.

Note 15. Income Taxes

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Domestic	$(15,691)	$(26,447)	$1,887
Foreign	4,070	2,882	2,732
Income (loss) before income taxes	$(11,621)	$(23,565)	$4,619
The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Current:
Federal	$358	$119	$(2,403)
State	(151)	5	(492)
Foreign	1,327	933	270
Total current	1,534	1,057	(2,625)
Deferred:
Federal	17,368	(10,686)	1,753
State	550	(325)	379
Foreign	45	535	647
Total deferred	17,963	(10,476)	2,779
Provision (benefit) for income taxes	$19,497	$(9,419)	$154
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	At
	December 27, 2014	December 28, 2013
Deferred tax assets:
Reserves and accruals	$10,744	$10,592
Deferred revenue	1,370	1,614
Shared based compensation	4,030	3,789
Tax credit carry-forwards	8,122	6,591
Net operating losses	14,695	10,220
Depreciation & amortization	2,750	3,241
Other	372	966
Total deferred tax assets	42,083	37,013
Less: Valuation allowance	(35,835)	(11,665)
Total deferred tax assets net of valuation allowance	6,248	25,348
Deferred tax liabilities:
Depreciation & amortization	(4,020)	(5,567)
Other	(1,485)	(926)
Total deferred tax liabilities	(5,505)	(6,493)
Net deferred tax assets	$743	$18,855

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 27, 2014, the Company had net operating loss carryforwards of $13.4 million for federal, $45.0 million in California and $36.3 million in foreign countries, which begin to expire in 2015. A total of $0.2 million of the federal net operating loss, $3.0 million of the California net operating loss carryforward and $1.7 million of the foreign net operating loss carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded in additional paid-in capital in the period that they become realized. During the year ended December 27, 2014, the Company did not realize any excess tax benefits as a result of stock option exercises, therefore, there were no amounts recorded to additional paid-in capital.
As of December 27, 2014, the Company had available carryforward Federal and California R&D tax credits of $6.2 million and $5.7 million, respectively. Federal R&D tax credit carryforwards begin to expire in 2024. State R&D tax credits carryforward indefinitely. A total of $0.2 million of the state R&D tax credits are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded to additional paid-in-capital in the period that they become realized.
During the years ended December 27, 2014 and December 28, 2013, the valuation allowances increased by $23.9 million and $1.4 million, respectively. The valuation allowance increase in 2014 was primarily related to a full valuation allowance recorded against the Company's U.S. deferred tax assets. The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers its cumulative loss in the U.S. as a significant piece of negative evidence. During the year ended December 27, 2014, the Company recorded a $21.1 million valuation allowance against its U.S. deferred tax assets as it determined, within the period, it would not meet the more likely than not threshold. The Company continues to maintain valuation allowances against certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowances will be reflected in the tax provision for the period such determination is made.
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
Differences between income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Income taxes computed at U.S. statutory rate	$(4,067)	$(8,247)	$1,616
State income taxes	254	(324)	(116)
Foreign tax rate differential	(172)	9	(275)
Change in valuation allowance	23,126	—	—
Domestic production activities deduction	—	—	(17)
Tax credits	(561)	(1,377)	—
Benefit of tax elections	—	—	(1,309)
Liabilities for uncertain tax positions	118	111	66
Other, net	799	409	189
Provision (benefit) for income taxes	$19,497	$(9,419)	$154
As of December 27, 2014, approximately $1.0 million of undistributed earnings from non-U.S. operations held by the Company's foreign subsidiaries are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income taxes or additional foreign withholding taxes have been provided thereon. The amount of unrecognized deferred tax liability related to these earnings would be immaterial.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Unrecognized tax benefits - beginning of the period	$4,436	$3,464	$3,599
Foreign currency movements	—	—	—
Gross increases-tax positions in prior period	655	305	—
Gross decreases-tax positions in prior period	(123)	—	(183)
Gross increases-current-period tax positions	1,541	688	265
Lapse of statute of limitations	(67)	(21)	(217)
Unrecognized tax benefits - end of the period	$6,442	$4,436	$3,464
The unrecognized tax benefit at December 27, 2014 was $6.4 million, of which $0.7 million would impact the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of December 27, 2014, December 28, 2013 and December 29, 2012. The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.
The Company is subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, and China. Due to tax attribute carry-forwards, the Company is subject to examination for tax years 2003 forward for U.S. tax purposes. The Company was also subject to examination in various states for tax years 2002 forward. The Company is subject to examination for tax years 2007 forward for various foreign jurisdictions.
Note 16. Segment, Geographic, Product and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film and optical critical dimension systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. For the years ended December 27, 2014, December 28, 2013, and December 29, 2012, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Total net revenues (1):
United States	$36,123	47,019	44,811
South Korea	41,381	34,873	79,555
China	28,702	13,063	5,323
Taiwan	19,790	9,645	16,757
Other	40,447	39,707	36,435
Total net revenues	$166,443	$144,307	$182,881

 (1) Net revenues are attributed to countries based on the customer's deployment and service locations of systems.

Long-lived tangible assets:	December 27, 2014	December 28, 2013
United States	$47,729	$44,775
Japan	71	125
South Korea	284	445
All Other	1,549	2,094
Total long-lived tangible assets	$49,633	$47,439
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

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Automated Systems	$108,768	$82,924	$119,451
Integrated Systems	15,334	11,412	12,379
Materials Characterization Systems	9,487	13,066	11,997
Total product revenues	$133,589	$107,402	$143,827

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	December 27, 2014	December 28, 2013	December 29, 2012
Samsung Electronics Co. Ltd.	10.0%	27.4%	***
Intel Corporation	***	14.4%	12.3%
Taiwan Semiconductor Manufacturing Company Limited	20.2%	12.1%	17.3%
SK Hynix	***	21.8%	***
Micron	23.7%	***	***
GLOBALFOUNDRIES	10.2%	***	***

*** The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers accounted for 10% or more of total net revenue:

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Samsung Electronics Co. Ltd.	26.9%	14.4%	27.8%
Intel Corporation	12.6%	30.0%	22.3%
SK Hynix	12.2%	18.4%	16.5%
Micron	10.4%	***	***

*** The customer accounted for less than 10% of total net revenue during the period.

SUPPLEMENTAL FINANCIAL INFORMATION
Selected Quarterly Financial Results (Unaudited)
The following table sets forth selected consolidated quarterly results of operations for the years ended December 27, 2014 and December 28, 2013 (in thousands, except per share amounts):

	Quarters Ended
	December 27, 2014	September 27, 2014(1)	June 28, 2014	March 29, 2014
Total net revenues	$39,705	$27,133	$48,029	$51,576
Gross profit	17,349	11,416	22,908	24,149
Income (loss) from operations	(3,806)	(10,609)	746	2,016
Net income (loss)	(4,639)	(28,662)	588	1,595
Net income (loss) per share:
Basic	$(0.19)	$(1.19)	$0.02	$0.07
Diluted	$(0.19)	$(1.19)	$0.02	$0.07
Shares used in per share computations:
Basic	24,048	24,132	23,939	23,711
Diluted	24,048	24,132	24,220	24,159

	Quarters Ended
	December 28, 2013	September 28, 2013	June 29, 2013	March 30, 2013
Total net revenues	$46,159	$39,044	$34,552	$24,552
Gross profit	21,909	15,801	14,480	10,486
Income (loss) from operations	1,292	(7,242)	(6,156)	(9,603)
Net income (loss)	556	(4,554)	(4,566)	(5,582)
Net income (loss) per share:
Basic	$0.02	$(0.20)	$(0.20)	$(0.24)
Diluted	$0.02	$(0.20)	$(0.20)	$(0.24)
Shares used in per share computations:
Basic	23,420	23,261	23,138	23,273
Diluted	23,913	23,261	23,138	23,273

(1) Net loss included a non-cash valuation allowance of $21.1 million on certain U.S. deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 27, 2014. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.
Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of December 27, 2014.
The effectiveness of our internal control over financial reporting as of December 27, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 27, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 27, 2014, specifically:

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
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 27, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,234,104	$13.60	2,464,082
Equity compensation plans not approved by security holders (1)	148,889	$16.60	—
Total	1,382,993	$13.92	2,464,082

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
See Index to Consolidated Financial Statements in Item 8 on page 36 of this Annual Report on Form 10-K.

(2)	Consolidated Financial Statement Schedule.
The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II - Valuation and Qualifying Accounts as of and for the years ended December 27, 2014, December 28, 2013 and December 29, 2012	80
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.
See Exhibit Index beginning on page 76 of this Annual Report on Form 10-K which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 24, 2015

NANOMETRICS INCORPORATED
By:	/S/ TIMOTHY J. STULTZ
Timothy J. Stultz President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY J. STULTZ	President, Chief Executive Officer and Director	February 24, 2015
Timothy J. Stultz	(Principal Executive Officer)

/S/ JEFFREY ANDRESON	Chief Financial Officer	February 24, 2015
Jeffrey Andreson	(Principal Financial Officer and Principal Accounting Officer)

/S/ BRUCE C. RHINE	Chairman of the Board of Directors	February 24, 2015
Bruce C. Rhine

/S/ J. THOMAS BENTLEY	Director	February 24, 2015
J. Thomas Bentley

/S/ EDWARD J. BROWN JR.	Director	February 24, 2015
Edward J. Brown Jr.

/S/ STEPHEN G. NEWBERRY	Director	February 24, 2015
Stephen G. Newberry

/S/ CHRISTINE TSINGOS	Director	February 24, 2015
Christine Tsingos

EXHIBIT INDEX
 EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1 (3)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1 (4)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2 (5)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.3 (6)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.4 (7)	Registrant’s 2002 Non-statutory Stock Option Plan and form of Stock Option Agreement

10.5 (8)	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.6 (9)	Form of Subscription Agreement Under the Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.7 (21)	Registrant’s Amended and Restated 2005 Equity Incentive Plan

10.8 (6)	Registrant’s Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements

10.9 (10)	Executive Performance Bonus Plan

10.10 (11)	Form of Offer Letter to Timothy J. Stultz

10.11 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Timothy J. Stultz, dated February 23, 2010

10.12 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Bruce A. Crawford, dated February 23, 2010

10.13 (13)	Employment Agreement between Registrant and Ronald W. Kisling, dated February 28, 2011

10.14 (14)	Employment Agreement between Registrant and Nancy E. Egan, dated October 31, 2011

10.15 (22)	Employment Agreement between Registrant and Jeffrey Andreson, dated September 22, 2014

10.16 *	Separation Agreement between Registrant and Bruce A. Crawford, dated October 28, 2014

All Other Material Contracts

10.17 (7)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies, Nanometrics, Inc. and Nanometrics IVS Division, Inc.

10.18 (15)	First Amendment to the Loan and Security Agreement dated September 14, 2007

10.19 (15)	Second Amendment to the Loan and Security Agreement dated May 11, 2009, with an effective date of April 29, 2009

10.20 (16)	Third Amendment to the Loan and Security Agreement dated June 15, 2009

10.21 (17)	Fourth Amendment to the Loan and Security Agreement dated April 13, 2010

10.22 (18)	Security Agreement, Balloon Promissory Note, and Deed of Trust by and between GE Commercial Finance Business Property Corporation and the Registrant, each dated July 25, 2008

10.23 (16)	Asset Transfer Agreement by and between Zygo Corporation and the Registrant, dated June 17, 2009

10.24 (16)	Supply Agreement by and between Zygo Corporation and the Registrant dated June 17, 2009

10.25 (20)	Fifth Amendment to the Loan and Security Agreement dated April 23, 2012

10.26 (23)	Compensation of Non-Employee Directors

10.27 (24)	Extension to the Loan and Security Agreement dated April 30, 2014

10.28 (25)	Sixth Amendment to the Loan and Security Agreement by and between the Registrant and Comerica Bank dated May 30, 2014

14	Code of Ethics

14.1 (19)	Registrant’s Code of Business Conduct and Ethics

21	Subsidiaries

21.1*	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1*	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1*
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File
No. 000-13470) filed on March 13, 2008.

(7)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File
No. 000-13470) filed on May 10, 2007.

(8)	Incorporated by reference to Appendix 1 filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 21, 2009.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 (File No.333-108474) filed on September 3, 2003.

(10)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 11, 2011.

(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on August 8, 2007.

(12)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 26, 2010.

(13)	Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 14, 2011.

(14)	Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 14, 2012.

(15)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 12, 2009.

(16)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 11, 2009.

(17)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on April 19, 2010.

(18)	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on November 6, 2008.

(19)	Incorporated by reference to Exhibit 14 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 2004.

(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 9, 2012.

(21)	Incorporated by reference to Appendix A filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 10, 2013.

(22)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on October 31, 2014.

(23)	Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 7, 2014.

(24)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 1, 2014.

(25)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on June 4, 2014.

*    Filed herewith.
**    Furnished herewith.

SCHEDULE II
NANOMETRICS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 27, 2014	$293	$(40)	$—	$253
December 28, 2013	$82	$255	$(44)	$293
December 29, 2012	$117	$(3)	$(32)	$82
Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 27, 2014	$11,665	$24,170	$—	$35,835
December 28, 2013	$10,229	$1,436	$—	$11,665
December 29, 2012	$8,142	$2,087	$—	$10,229