Form 10-Q
period 2015-03-28
NANOMETRICS INC
filed 2015-04-29
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐ No  ☒

As of April 23, 2015, there were 23,984,375 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27,935	$34,676
Marketable securities	49,114	49,286
Accounts receivable, net of allowances of $212 and $253, respectively	39,072	26,121
Inventories	37,487	35,105
Inventories-delivered systems	749	1,912
Prepaid expenses and other	9,493	9,289
Deferred income tax assets	1,455	1,457
Total current assets	165,305	157,846
Property, plant and equipment, net	47,800	49,633
Goodwill	9,391	10,494
Intangible assets, net	3,326	4,294
Deferred income tax assets	393	410
Other assets	554	559
Total assets	$226,769	$223,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,913	$10,199
Accrued payroll and related expenses	10,807	8,700
Deferred revenue	8,054	10,021
Other current liabilities	8,110	8,265
Income taxes payable	924	1,017
Total current liabilities	39,808	38,202
Deferred revenue	2,090	2,591
Income taxes payable	723	701
Deferred tax liabilities	962	926
Other long-term liabilities	1,348	1,279
Total liabilities	44,931	43,699
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 23,973,819 and 23,813,729, respectively, issued and outstanding	24	24
Additional paid-in capital	252,839	251,396
Accumulated deficit	(66,558)	(69,114)
Accumulated other comprehensive income (loss)	(4,467)	(2,769)
Total stockholders’ equity	181,838	179,537
Total liabilities and stockholders’ equity	$226,769	$223,236
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net revenues:
Products	$38,339	$43,280
Service	12,037	8,296
Total net revenues	50,376	51,576
Costs of net revenues:
Cost of products	19,992	21,639
Cost of service	6,373	5,114
Amortization of intangible assets	632	674
Total costs of net revenues	26,997	27,427
Gross profit	23,379	24,149
Operating expenses:
Research and development	8,159	8,314
Selling	7,116	7,373
General and administrative	5,767	6,338
Amortization of intangible assets	38	108
Restructuring charge	58	—
Total operating expenses	21,138	22,133
Income from operations	2,241	2,016
Other (income) expense:
Interest income	10	14
Interest expense	(82)	(100)
Other income, net	704	252
Total other income, net	632	166
Income before income taxes	2,873	2,182
Provision for income taxes	317	587
Net income	$2,556	$1,595

Net income per share:
Basic	$0.11	$0.07
Diluted	$0.11	$0.07
Weighted average shares used in per share calculation:
Basic	23,866	23,711
Diluted	24,257	24,159
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net income	$2,556	$1,595
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,727)	104
Net change on unrealized gains on available-for-sale investments	29	107
Other comprehensive income (loss)	(1,698)	211
Comprehensive income	$858	$1,806

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$2,556	$1,595
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,324	2,429
Stock-based compensation	1,571	1,634
Loss on disposal of fixed assets	485	—
Inventory write-down	403	669
Deferred income taxes	55	519
Changes in fair value of contingent payments to Zygo Corporation	35	(5)
Changes in assets and liabilities:
Accounts receivable	(13,340)	(967)
Inventories	(2,442)	(3,142)
Inventories-delivered systems	1,164	4,652
Prepaid expenses and other	(94)	1,845
Accounts payable, accrued and other liabilities	3,947	(2,536)
Deferred revenue	(2,468)	(10,619)
Income taxes payable	(70)	(766)
Net cash used in operating activities	(5,874)	(4,692)
Cash flows from investing activities:
Sales of marketable securities	1,082	—
Maturities of marketable securities	9,592	7,000
Purchases of marketable securities	(10,613)	(8,410)
Purchases of property, plant and equipment	(502)	(2,193)
Net cash used in investing activities	(441)	(3,603)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(224)	(100)
Proceeds from sale of shares under employee stock option plans and purchase plan	2,357	3,115
Taxes paid on net issuance of stock awards	(764)	(659)
Repurchases of common stock	(1,721)	—
Net cash (used in) provided by financing activities	(352)	2,356
Effect of exchange rate changes on cash and cash equivalents	(74)	7
Net decrease in cash and cash equivalents	(6,741)	(5,932)
Cash and cash equivalents, beginning of period	34,676	44,765
Cash and cash equivalents, end of period	$27,935	$38,833
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$435	$—
See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of Business – Nanometrics Incorporated (“Nanometrics” or the “Company”) and its wholly-owned subsidiaries design, manufacture, market, sell and support optical critical dimension (“OCD”), thin film and overlay dimension metrology and inspection systems used primarily in the manufacturing of semiconductors, solar photovoltaics (“solar PV”) and high-brightness LEDs (“HB-LED”), as well as by customers in the silicon wafer and data storage industries. Nanometrics’ metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The Company’s OCD technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Nanometrics’ inspection systems are used to find defects on patterned and unpatterned wafers at nearly every stage of the semiconductor production flow. The corporate headquarters of Nanometrics is located in Milpitas, California.

Basis of Presentation – The accompanying condensed consolidated financial statements (“financial statements”) have been prepared on a consistent basis with the audited consolidated financial statements as of December 27, 2014, and include all normal recurring adjustments necessary to fairly state the information set forth therein. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2014, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2015.

Fiscal Period – The Company uses a 52/53 week fiscal year ending on the last Saturday of the calendar year. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein include 13 weeks.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition, the provision for doubtful accounts, the provision for excess, obsolete, or slow moving inventories, valuation of intangible and long-lived assets, warranty accruals, income taxes, valuation of stock-based compensation, and contingencies.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2. Recent Accounting Pronouncements

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
In May 2014, the FASB issued an accounting standards update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard as well as tentatively permit early adoption. If deferred, the new standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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
The Company determines the fair values of its financial instruments based on the fair value hierarchy established in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into the following three levels that may be used to measure fair value:
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	March 28, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$909	$—	$—	$909	$610	$—	$—	$610
Total cash equivalents	909	—	—	909	610	—	—	610

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	2,499	21,554	—	24,053	2,497	20,537	—	23,034
Commercial paper, municipal securities and corporate debt securities	—	25,061	—	25,061	—	26,252	—	26,252
Total marketable securities	2,499	46,615	—	49,114	2,497	46,789	—	49,286

Total(1)	$3,408	$46,615	$—	$50,023	$3,107	$46,789	$—	$49,896

Liabilities:
Contingent consideration payable	$—	$—	$2,208	$2,208	$—	$—	$2,397	$2,397
(1) Excludes $27.0 million and $34.1 million held in operating accounts as of March 28, 2015 and December 27, 2014, respectively.
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

Changes in Level 3 liabilities (in thousands)
Fair value at December 27, 2014	2,397
Payments made to Zygo Corporation	(224)
Change in fair value included in earnings	35
Fair value at March 28, 2015	$2,208
As of March 28, 2015, the Company had liabilities of $2.2 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”), which are measured at fair value on a recurring basis, and changes in fair value recorded in Other income (expense), net. Of the $2.2 million of Zygo liabilities at March 28, 2015, $1.1 million was a current liability and $1.1 million was a long-term liability. As of December 27, 2014, the liabilities totaled $2.4 million of which $1.4 million was a current liability and $1.0 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$27,026	—	$—	$27,026
Cash equivalents:
Money market funds	909	—	—	909
Marketable securities:
Commercial paper	1,398	—	—	1,398
U.S. Treasury securities	2,499	—	—	2,499
U.S. Government agency securities	21,553	6	(5)	21,554
Municipal securities	3,020	1	(2)	3,019
Corporate debt securities	20,647	4	(7)	20,644
Total cash, cash equivalents, and marketable securities	$77,052	$11	$(14)	$77,049

	December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,066	$—	$—	$34,066
Cash equivalents:
Money market funds	610	—	—	610
Marketable securities:
Commercial paper	805	—	—	805
U.S. Treasury Securities	2,498	—	(1)	2,497
U.S. Government agency securities	20,556	1	(19)	20,538
Municipal securities	3,755	1	(7)	3,749
Corporate debt securities	21,722	1	(26)	21,697
Total cash, cash equivalents, and marketable securities	$84,012	$3	$(53)	$83,962

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of March 28, 2015 and December 27, 2014, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three months ended March 28, 2015 and March 29, 2014 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of March 28, 2015 and December 27, 2014, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 1.15% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $1.1 million and $0.6 million of receivables during three months ended March 28, 2015 and March 29, 2014, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at March 28, 2015 and December 27, 2014.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6. Financial Statement Components
The following tables provide details of selected financial statement components as of the following dates (in thousands):

Condensed Consolidated Balance Sheets Details	At
	March 28, 2015	December 27, 2014
Inventories:
Raw materials and sub-assemblies	$20,455	$19,463
Work in process	11,523	7,723
Finished goods	5,509	7,919
Inventories	37,487	35,105
Inventories-delivered systems	749	1,912
Total inventories	$38,236	$37,017
Property, plant and equipment, net(1):
Land	$15,572	$15,572
Building and improvements	19,679	19,641
Machinery and equipment	30,400	29,456
Furniture and fixtures	2,241	2,225
Software	7,942	7,942
Capital in progress	2,770	3,512
Total property, plant and equipment, gross	78,604	78,348
Accumulated depreciation and amortization	(30,804)	(28,715)
Total property, plant and equipment, net	$47,800	$49,633
(1)Total depreciation and amortization expense for the three months ended March 28, 2015 and March 29, 2014 was $1.7 million and $1.6 million, respectively.
Other current liabilities:
Accrued warranty	$3,440	$2,953
Accrued restructuring	606	997
Accrued professional services	875	778
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	1,128	1,385
Other	2,061	2,152
Total other current liabilities	$8,110	$8,265

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 27, 2014	$(2,604)	$(134)	$(31)	$(2,769)
Current period change	(1,727)	—	29	(1,698)
Balance as of March 28, 2015	$(4,331)	$(134)	$(2)	$(4,467)
The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7. Goodwill and Intangible Assets
The following table summarizes the activity in the Company’s goodwill during the three months ended March 28, 2015 (in thousands):

Balance as of December 27, 2014	$10,494
Foreign currency movements	(1,103)
Balance as of March 28, 2015	$9,391

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of March 28, 2015 and December 27, 2014 consisted of the following (in thousands):

	March 28, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,063	$(13,018)	$3,045
Customer relationships	9,362	(9,362)	—
Brand names	1,927	(1,827)	100
Patented technology	2,252	(2,071)	181
Trademark	80	(80)	—
Total	$29,684	$(26,358)	$3,326

	December 27, 2014
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,950	$(12,991)	$3,959
Customer relationships	9,461	(9,449)	12
Brand names	1,927	(1,802)	125
Patented technology	2,252	(2,054)	198
Trademark	80	(80)	—
Total	$30,670	$(26,376)	$4,294
The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three months ended March 28, 2015 and March 29, 2014 was $0.7 million and $0.8 million, respectively.
There were no impairment charges related to intangible assets recorded during the three months ended March 28, 2015 and March 29, 2014.
The estimated future amortization expense of finite intangible assets as of March 28, 2015 is as follows (in thousands):

Fiscal Years	Amounts
2015 (remaining nine months)	$1,258
2016	1,656
2017	206
2018	140
2019	66
Total future amortization expense	$3,326

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8. Warranties
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
Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Balance as of beginning of period	$2,953	$3,426
Accruals for warranties issued during period	1,702	1,317
Settlements during the period	(1,215)	(1,168)
Balance as of end of period	$3,440	$3,575

Note. 9. Restructuring

The Company recorded a restructuring charge of approximately $0.1 million during the three months ended March 28, 2015 as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. The Company completed this restructuring plan in March 2015. Other related costs will be recognized as incurred.

As of March 28, 2015, the components of the Company’s restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	45	—	13	58
Cash Payments	(308)	(106)	(35)	(449)
Balance as of March 28, 2015	$120	$477	$9	$606

As of March 29, 2014, the balance of the Company’s restructuring reserves was zero.

Note 10. Line of Credit and Debt Obligations

Line of Credit - On May 30, 2014, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing base available as of March 28, 2015 was $16.0 million. As of March 28, 2015, the Company was not in breach of any restrictive covenants in connection with this line

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of credit. There were no outstanding amounts drawn on this facility as of March 28, 2015. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of March 28, 2015 and December 27, 2014.

Note 12. Net Income Per Share

The Company presents both basic and diluted net income per share on the face of its condensed consolidated statements of operations. Basic net income per share excludes the effect of potentially dilutive shares and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding for the period plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period.

A reconciliation of the share denominator of the basic and diluted net income per share computations for three months ended March 28, 2015 and March 29, 2014 is as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Weighted average common shares outstanding used in basic net income (loss) per share calculation	23,866	23,711
Potential dilutive common stock equivalents, using treasury stock method	391	448
Weighted average shares used in diluted net income per share calculation	24,257	24,159

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13. Stockholders’ Equity and Stock-Based Compensation
Options and ESPP Awards
The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table. The expected lives of options granted were calculated using the simplified method allowed by the SAB 107. The risk-free rates were based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility was based on the historical volatility of the Company’s stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	March 28, 2015	March 29, 2014
Stock Options:
Expected life	—	4.6 years
Volatility	—	56.8%
Risk free interest rate	—	1.53%
Dividends	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	37.2%	32.6%
Risk free interest rate	0.11%	1.00%
Dividends	—	—

No stock options were awarded during the three months ended March 28, 2015. The weighted average fair value per share of the stock options awarded in three month period ended March 29, 2014 was $8.69.
A summary of activity of stock options during the three months ended March 28, 2015 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 27, 2014	1,382,993	$13.92	3.41	$4,108
Exercised	(127,814)	11.82
Granted	—	—
Cancelled	(3,263)	15.57
Outstanding at March 28, 2015	1,251,916	$14.14	3.17	$4,069
Exercisable at March 28, 2015	992,179	$13.57	2.72	$3,757
The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.19 as of March 27, 2015, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 28, 2015 and March 29, 2014 was $0.8 million and $1.7 million, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Units (“RSUs”)
Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.
A summary of activity for RSUs is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 27, 2014	563,337	$17.90
Granted	71,533	17.92
Released	(127,096)	17.78
Cancelled	(8,399)	16.56
Outstanding RSUs as of March 28, 2015	499,375	$17.96

Market-Based Performance Stock Units (“PSUs”)
During the three months ended March 28, 2015, in addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to an executive. The PSUs will vest in three equal tranches over one, two and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 40,000 shares of the Company’s common stock will vest, and up to a maximum of 60,000 shares will vest if the maximum stock price performance is achieved for each tranche.

Valuation of PSUs
On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

PSUs	2015 Awards
Number of PSUs granted and outstanding as of March 28, 2015	40,000
Weighted-average assumptions/inputs:
Expected Dividend	—
Range of risk-free interest rates	0.25%-1.1%
Range of expected volatilities for peer group	23%-65%

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	March 28, 2015	March 29, 2014
Cost of products	$73	$61
Cost of service	46	84
Research and development	280	340
Selling	500	427
General and administrative	672	722
Total stock-based compensation expense related to employee stock options and employee stock purchases	$1,571	$1,634

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The provision for income taxes consists of the following (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Provision for income taxes	$317	$587
The Company recorded a tax provision of $0.3 million and $0.6 million for the three months ended March 28, 2015 and March 29, 2014, respectively. The decrease in the tax provision for 2015 from 2014 was primarily related to no tax being provided on U.S. income as the Company has a full valuation allowance against its U.S. deferred tax assets for the three months ended March 28, 2015.
The change during the three months ended March 28, 2015 compared to the corresponding period in 2014, was primarily related to a change in the geographical mix of income of the Company during the three months ended March 28, 2015.
As of March 28, 2015, the Company continues to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
The Company is subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, and China. Due to tax attribute carry-forwards, the Company is subject to examination for tax years 2003 forward for U.S. tax purposes. The Company is also subject to examination in various states for tax years 2002 forward. The Company is subject to examination for tax years 2007 forward for various foreign jurisdictions.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of March 28, 2015 and March 29, 2014. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.1 million.

Note 15. Segment, Geographic, Product and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Total net revenues:
United States	$9,078	6,741
South Korea	14,643	15,889
China	4,001	15,488
Taiwan	14,428	4,416
Other	8,226	9,042
Total net revenues	$50,376	$51,576

Long-lived tangible assets:	March 28, 2015	December 27, 2014
United States	$46,011	$47,729
Japan	65	71
South Korea	249	284
All Other	1,475	1,549
Total long-lived tangible assets	$47,800	$49,633

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	March 28, 2015	December 27, 2014
Samsung Electronics Co. Ltd.	17.3%	10.0%
Taiwan Semiconductor Manufacturing Company Limited	27.8%	20.2%
SK Hynix	17.5%	***
Micron	***	23.7%
GLOBALFOUNDRIES	***	10.2%

*** The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenues:

	March 28, 2015	March 29, 2014
Samsung Electronics Co. Ltd.	30.3%	51.7%
Intel Corporation	***	13.1%
SK Hynix	13.4%	***
Taiwan Semiconductor Manufacturing Company Limited	22.3%	***

*** The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future periods, financial results, revenues, margins, growth, customers, tax rates, product performance, and the impact of accounting rules on our business and the future implications of our statements regarding goals, strategy, and similar terms. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “may,” “might,” “plan,” “project,” “will,” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in Part II, Item 1A, Risk Factors, and elsewhere in this document, and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. In particular our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products; timing of orders, shipments, and acceptance of products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2014, which were included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2015, and (ii) our other filings with the SEC.
We are an innovator in the field of metrology and inspection systems for semiconductor manufacturing and other industries. Our systems are designed to precisely monitor optical critical dimensions and film thickness that are necessary to control the manufacturing process and to identify defects that can affect production yields and performance.
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
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. For the three months ended March 28, 2015, we derived 76% of our total net revenues from product sales and 24% of our total net revenues from services and upgrades.
Overview

Together with our subsidiaries, we are a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, high-brightness LEDs (“HB-LED”), discrete components and hard disk drive components. Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, and analysis of various other film properties such as optical, electrical and material characteristics. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.

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
Automated Systems
Our automated systems primarily consist of fully automated metrology systems that are employed in high-volume semiconductor production environments, as well as in research and development ("R&D") and pilot production. The Atlas® II, Atlas II+, Atlas XP/Atlas XP+ and Atlas-M represent our line of high-performance metrology systems providing optical critical dimension (“OCD”), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFireTM system enables users to measure multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications. Our SPARKTM defect inspection system, offers ultra-fast inspection of patterned and unpatterned semiconductor wafers.
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
We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing and adjacent industries. In continuance of our goals, we have:

•	Introduced new products, applications, and upgrades in every core product line and primary market served;

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

•
Adoption of Advanced Packaging Processes. Our customers use photolithography, etching, metallization and wafer thinning to enable next generation advanced packaging solutions for semiconductor devices. These new packaging techniques lead to increased functionality in smaller, less expensive form factors.  Advanced packages can be broken down into high density flip chip or bump packages that increase pin density allowing for more complex I/O on advanced CPU parts. Similar or different devices can be stacked at the wafer level using a Through Silicon Via (“TSV”) process. The TSV process enables high density small form factor parts, being primarily driven by mobile consumer products (e.g. cellular telephones with integrated CMOS camera sensors). Increasingly advanced packaging technologies are being adopted by our end customers.

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

•
Increased Customer Concentration. Our market is characterized by continued consolidation in the customer base. Our largest customer accounted for 30% and 52% of our total net revenues in the three months ended March 28, 2015 and March 29, 2014, respectively.

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. There were no significant changes in our critical accounting policies during the three months ended March 28, 2015. Please refer to Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations
Net Revenues
Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Change
Automated systems	$30,506	$33,883	$(3,377)	(10.0)%
Integrated systems	4,725	6,922	(2,197)	(31.7)%
Materials characterization systems	3,108	2,475	633	25.6%
Total product revenue	38,339	43,280	(4,941)	(11.4)%
Service	12,037	8,296	3,741	45.1%
Total net revenues	$50,376	$51,576	$(1,200)	(2.3)%
For the three months ended March 28, 2015, total net revenues decreased by $1.2 million relative to the comparable 2014 period.
The decrease was due to an 11.4% decline in product revenue. Approximately $4.9 million of the decrease in product revenues was attributable to sales of our Automated Systems (principally UniFire™ ) which declined by $3.4 million. Integrated Systems accounted for $2.2 million of the decrease (principally IMPULSE®) and was partially offset by Materials Characterization sales which increased by $0.6 million. Service revenue increased by $3.7 million in the three months ended March 28, 2015 principally due to an increase in upgrade revenue as a result of higher demand for upgrades of installed tools during the first quarter of 2015. Upgrades tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles, which determine when customers purchase available upgrades.
With a significant portion of the world’s semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin
Our gross margin breakdown was as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Products	46.2%	48.4%
Service	47.1%	38.4%

The calculation of product gross margin includes both cost of products and amortization of intangibles. The gross margin on product revenue decreased to 46.2% in the three months ended March 28, 2015 from 48.4% in the three months ended March 29, 2014, reflecting a decrease of 2.2 percentage points from the comparable 2014 period. The decrease was due primarily to lower factory overhead absorption and a change in product mix to lower margin products during the three months ended March 28, 2015. The gross margin on our services business increased to 47.1% in the three months ended March 28, 2015 from 38.4% in the three months ended March 29, 2014, reflecting an increase of 8.7 percentage points, due principally to an increase in upgrade revenues, which typically have higher margins than core service revenue.

Operating expenses.

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Change
Research and development	$8,159	$8,314	$(155)	(1.9)%
Selling	7,116	7,373	(257)	(3.5)%
General and administrative	5,767	6,338	(571)	(9.0)%
Amortization of intangible assets	38	108	(70)	(64.8)%
Restructuring charge	58	—	58	NM*
Total operating expenses	$21,138	$22,133	$(995)	(4.5)%

*	NM = not meaningful
Research and development.
Research and development costs decreased by $0.2 million or 1.9% in the three months ended March 28, 2015 compared to the three months ended March 29, 2014 related primarily to the decrease in headcount resulting from the shutdown of Nanda and UK operations partially offset by increased R&D headcount in the U.S, and reduced outside service costs. Together these expenses were partially offset by increased material expenses associated with R&D investments associated with our next generation Automated and Integrated systems.
Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs.

Selling.

Selling expenses decreased by $0.3 million in the three months ended March 28, 2015 compared to the three months ended March 29, 2014 due to an increased utilization of sales application personnel for installation and warranty, which is included in cost of net revenues, partially offset by increased labor and benefits expenses due to headcount additions year over year.

General and administrative.

General and administrative expenses decreased by $0.6 million or 9.0% in the three months ended March 28, 2015 compared to the three months ended March 29, 2014. The decrease was primarily due to the decrease in consulting expenditures from the comparable 2014 period when our new ERP system had just been implemented.

Amortization of intangible assets.

Amortization of intangible assets included in operating expenses in the three months ended March 28, 2015 compared to the three months ended March 29, 2014 decreased as a result of the reduction in amortization due to intangible assets that became fully amortized in the prior year.

Restructuring charge.

We recorded a restructuring charge of $0.1 million in the three months ended March 28, 2015 related to our efforts to improve operating efficiencies. We completed the restructuring plan in March 2015. Other related costs are expected to be recognized as incurred.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Change
Interest income	$10	$14	$(4)	(28.6)%
Interest expense	(82)	(100)	18	(18.0)%
Other income (expense)	704	252	452	179.4%
Total other income (expense), net	$632	$166	$466	280.7%

Interest income declined minimally in the three months ended March 28, 2015 relative to the comparable 2014 period as the average balances of cash, cash equivalents, and marketable securities remained relatively flat. Other income increased by $0.5 million principally due to fluctuations in foreign exchange rates, primarily the Euro, which were favorable relative to the U.S. dollar.
Provision for income taxes.
We recorded a tax provision of $0.3 million and $0.6 million in three months ended March 28, 2015 and March 29, 2014, respectively. The decrease in the tax provision for 2015 from 2014 was primarily related to no tax being provided on our U.S. income as we maintain a full valuation allowance against our U.S. deferred tax assets for the three months ended March 28, 2015.
Our provision for income taxes for 2015 of $0.3 million reflects an effective tax rate of 11.0%. This rate differs from the Federal statutory rate of 35.0% primarily due to all our foreign income being subject to tax at lower rates and valuation allowances against any expense (benefit) that would be recorded at the U.S. statutory rates.
As of March 28, 2015, we continue to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
We are subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, and China. Due to tax attribute carry-forwards, we are subject to examination for tax years 2003 forward for U.S. tax purposes. We are also subject to examination in various states for tax years 2002 forward. We are subject to examination for tax years 2007 forward for various foreign jurisdictions.
We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of March 28, 2015 and March 29, 2014. During the next twelve months, we anticipate increases in its unrecognized tax benefits of approximately $0.1 million.

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of March 28, 2015 and December 27, 2014 and for the three months ended March 28, 2015 and March 29, 2014 (in millions):

	As of
	March 28, 2015	December 27, 2014
Cash, cash equivalents and marketable securities	$77.0	$84.0
Working capital	$125.5	$119.6

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash used in operating activities	$(5.9)	$(4.7)
Cash used in investing activities	$(0.4)	$(3.6)
Cash (used in) provided by financing activities	$(0.4)	$2.4
We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.
During the three months ended March 28, 2015, cash used in operating activities of $5.9 million was a result of $2.6 million of net income, non-cash adjustments to net income of $4.9 million and a net change in operating assets and liabilities of $13.3 million. Cash used in investing activities of $0.4 million during the three months ended March 28, 2015 consisted primarily of cash used to acquire property, plant and equipment of $0.5 million, partially offset by cash provided by maturities of marketable securities, net of purchases, of $0.1 million. Cash used in financing activities of $0.4 million during the three months ended March 28, 2015 consisted primarily of cash used to repurchase common stock of $1.7 million, royalty and other payments to Zygo of $0.2 million, and cash paid for taxes on net issuance of stock awards of $0.8 million, partially offset by $2.4 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options.
During the three months ended March 29, 2014, cash used in operating activities of $4.7 million was a result of $1.6 million of net income, non-cash adjustments to net income of $5.2 million and a net change in operating assets and liabilities of $11.5 million. Cash used in investing activities of $3.6 million during the three months ended March 29, 2014 consisted primarily of cash used for purchases of marketable securities, net of maturities, of $1.4 million, and cash used to acquire property, plant and equipment of $2.2 million. Cash provided by financing activities of $2.4 million during the three months ended March 29, 2014 consisted primarily of $3.1 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $0.7 million, and other payments to Zygo of $0.1 million.
Debt and Repurchases of Common Stock
Line of Credit - On May 30, 2014, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of March 28, 2015 was $16.0 million. As of March 28, 2015, we were not in breach of any restrictive covenants in connection with this line of credit. There were no borrowings against the line of credit during the three months ended March 28, 2015 and March 29, 2014 and there were no outstanding amounts drawn on this facility as of March 28, 2015. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
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
Shares repurchased and retired for the indicated periods of the applicable repurchase programs with the associated cost of repurchase and amount available for repurchase at the end of the respective periods are as follows (in thousands, except number of shares and weighted average price per share):

Three Months Ended
March 28, 2015
Number of shares of common stock repurchased	111,050
Weighted average price per share	$15.49
Total cost of repurchase	$1,721
Amount available for repurchase at end of period	$4,397
During the three months ended March 28, 2015 we repurchased 111,050 shares at an average purchase price of $15.49 per share for a total of $1.7 million. After these purchases, $4.4 million remained available for the future repurchase of our common stock under the 2012 program.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $2.2 million as of March 28, 2015 and $2.4 million as of December 27, 2014) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.2 million and $0.1 million to Zygo in three months ended March 28, 2015 and March 29, 2014, respectively.
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
As of March 28, 2015, we had no off-balance sheet arrangements or obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC on February 25, 2015. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Jeffrey Andreson, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 28, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended March 28, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC on February 25, 2015. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

ITEM 2.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Pursuant to repurchase programs approved by the Board of Directors and described below, we repurchased shares of our common stock in the three months ended March 28, 2015 as follows (in thousands, except shares and per share data):

Plan	Period(a)	Number of shares repurchased	Average price paid per share	Total shares repurchased under the plan	Amount remaining for repurchase
May 2012	Dec. 28, 2014 - Jan. 24, 2015	96,807	$15.49	96,807	$4,618
May 2012	Jan. 25, 2014 - Feb. 21, 2015	14,243	$15.50	14,243	$4,397
May 2012	Feb. 22, 2015 - Mar. 28, 2015	—	$—	—	$4,397

On May 29, 2012, our Board of Directors approved a program to repurchase up to $20.0 million of our common stock, referred to as the 2012 program. Stock repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions. During three months ended March 28, 2015, we repurchased and retired 111,050 shares of our common stock under this approved plan at the weighted average price of $15.49 per share.

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1(5)	Compensation Arrangements with Principal Executive Officer and Principal Financial Officer

10.2(6)	Form of Performance-Based Restricted Stock Unit Agreement

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 28, 2015, and December 27, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months March 28, 2015 and March 29, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File
No. 000-13470) filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File
No. 000-13470) filed on April 12, 2012.

(3)	Filed herewith.

(4)	Furnished herewith.

(5)	Incorporated by reference to Item 5.02 in the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on March 2, 2015.

(6)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on March 24, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: April 29, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1(5)	Compensation Arrangements with Principal Executive Officer and Principal Financial Officer

10.2(6)	Form of Performance-Based Restricted Stock Unit Agreement

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 28, 2015, and December 27, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months March 28, 2015 and March 29, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File
No. 000-13470) filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File
No. 000-13470) filed on April 12, 2012.

(3)	Filed herewith.

(4)	Furnished herewith.

(5)	Incorporated by reference to Item 5.02 in the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on March 2, 2015.

(6)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on March 24, 2015.