Form 10-Q
period 2015-06-27
NANOMETRICS INC
filed 2015-07-24
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015

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

As of July 17, 2015, there were 24,160,666 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	June 27, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,421	$34,676
Marketable securities	48,368	49,286
Accounts receivable, net of allowances of $214 and $253, respectively	44,441	26,121
Inventories	41,539	35,105
Inventories-delivered systems	1,574	1,912
Prepaid expenses and other	6,842	9,289
Deferred income tax assets	1,427	1,457
Total current assets	170,612	157,846
Property, plant and equipment, net	47,541	49,633
Goodwill	9,590	10,494
Intangible assets, net	2,886	4,294
Deferred income tax assets	387	410
Other assets	541	559
Total assets	$231,557	$223,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,358	$10,199
Accrued payroll and related expenses	9,457	8,700
Deferred revenue	10,555	10,021
Other current liabilities	8,221	8,265
Income taxes payable	1,039	1,017
Total current liabilities	42,630	38,202
Deferred revenue	1,479	2,591
Income taxes payable	751	701
Deferred tax liabilities	1,007	926
Other long-term liabilities	1,226	1,279
Total liabilities	47,093	43,699
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,059,033 and 23,813,729, respectively, issued and outstanding	24	24
Additional paid-in capital	254,143	251,396
Accumulated deficit	(65,214)	(69,114)
Accumulated other comprehensive income (loss)	(4,489)	(2,769)
Total stockholders’ equity	184,464	179,537
Total liabilities and stockholders’ equity	$231,557	$223,236
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net revenues:
Products	$38,937	$39,224	$77,275	$82,504
Service	9,692	8,805	21,730	17,101
Total net revenues	48,629	48,029	99,005	99,605
Costs of net revenues:
Cost of products	19,872	19,789	39,863	41,428
Cost of service	5,036	4,655	11,410	9,769
Amortization of intangible assets	457	677	1,089	1,351
Total costs of net revenues	25,365	25,121	52,362	52,548
Gross profit	23,264	22,908	46,643	47,057
Operating expenses:
Research and development	8,157	9,373	16,316	17,687
Selling	7,029	6,681	14,145	14,054
General and administrative	5,544	6,001	11,310	12,339
Amortization of intangible assets	25	107	64	215
Restructuring charge	—	—	58	—
Total operating expenses	20,755	22,162	41,893	44,295
Income from operations	2,509	746	4,750	2,762
Other income (expense):
Interest income	46	10	56	24
Interest expense	(83)	(96)	(165)	(196)
Other income, net	(311)	(84)	393	168
Total other income (expense), net	(348)	(170)	284	(4)
Income before income taxes	2,161	576	5,034	2,758
Provision (benefit) for income taxes	817	(12)	1,134	575
Net income	$1,344	$588	$3,900	$2,183

Net income per share:
Basic	$0.06	$0.02	$0.16	$0.09
Diluted	$0.06	$0.02	$0.16	$0.09
Weighted average shares used in per share calculation:
Basic	24,020	23,939	23,943	23,825
Diluted	24,285	24,220	24,260	24,217
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$1,344	$588	$3,900	$2,183
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(18)	174	(1,745)	385
Net change on unrealized gains on available-for-sale investments	(4)	8	25	8
Other comprehensive income (loss)	(22)	182	(1,720)	393
Comprehensive income	$1,322	$770	$2,180	$2,576

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$3,900	$2,183
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	4,555	4,814
Stock-based compensation	2,982	3,410
Loss on disposal of fixed assets	501	28
Inventory write-down	1,298	1,527
Deferred income taxes	136	490
Changes in fair value of contingent payments to Zygo Corporation	93	66
Changes in assets and liabilities:
Accounts receivable	(19,030)	(1,909)
Inventories	(8,442)	(3,830)
Inventories-delivered systems	339	6,543
Prepaid expenses and other	2,735	1,251
Accounts payable, accrued and other liabilities	4,283	(2,961)
Deferred revenue	(579)	(14,978)
Income taxes payable	72	(1,203)
Net cash used in operating activities	(7,157)	(4,569)
Cash flows from investing activities:
Sales of marketable securities	2,383	—
Maturities of marketable securities	15,836	17,620
Purchases of marketable securities	(17,561)	(19,479)
Purchases of property, plant and equipment	(1,043)	(3,813)
Net cash used in investing activities	(385)	(5,672)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(417)	(261)
Proceeds from sale of shares under employee stock option plans and purchase plan	2,500	4,201
Taxes paid on net issuance of stock awards	(1,015)	(664)
Repurchases of common stock	(1,721)	—
Net cash (used in) provided by financing activities	(653)	3,276
Effect of exchange rate changes on cash and cash equivalents	(60)	187
Net decrease in cash and cash equivalents	(8,255)	(6,778)
Cash and cash equivalents, beginning of period	34,676	44,765
Cash and cash equivalents, end of period	$26,421	$37,987
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$1,103	$617
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

Fiscal Period – The Company uses a 52/53 week fiscal year ending on the last Saturday of the calendar year. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters presented herein consist of 13 weeks.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Derivatives - The Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar. These

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions. Changes in the fair value of these undesignated hedges are recognized in other income (expense), net immediately as an offset to the changes in the fair value of the asset or liability being hedged.

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
In May 2014, the FASB issued an accounting standards update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption will be permitted. The new standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Note 3. Fair Value Measurements and Disclosures, and Financial Instruments
Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	June 27, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,699	$—	$—	$1,699	$610	$—	$—	$610
Total cash equivalents	1,699	—	—	1,699	610	—	—	610

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	2,500	20,032	—	22,532	2,497	20,537	—	23,034
Commercial paper, municipal securities and corporate debt securities	—	25,836	—	25,836	—	26,252	—	26,252
Total marketable securities	2,500	45,868	—	48,368	2,497	46,789	—	49,286

Total(1)	$4,199	$45,868	$—	$50,067	$3,107	$46,789	$—	$49,896

Liabilities:
Contingent consideration payable	$—	$—	$2,073	$2,073	$—	$—	$2,397	$2,397
(1) Excludes $24.7 million and $34.1 million held in operating accounts as of June 27, 2015 and December 27, 2014, respectively.
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

Changes in Level 3 liabilities (in thousands)
Fair value at December 27, 2014	$2,397
Payments made to Zygo Corporation	(417)
Change in fair value included in earnings	93
Fair value at June 27, 2015	$2,073
As of June 27, 2015, the Company had liabilities of $2.1 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”), which are measured at fair value on a recurring basis, with changes in fair value recorded in other income (expense), net. Of the $2.1 million of Zygo liabilities at June 27, 2015, $1.1 million was a current liability and $1.0 million was a long-term liability. As of December 27, 2014, the liabilities totaled $2.4 million of which $1.4 million was a current liability and $1.0 million was a long-term liability. The fair values of these liabilities were determined using Level 3

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

Derivatives
The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value with changes recorded in other income (expense), net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The derivatives have maturities of approximately 30 days.
The loss on settlement of forward foreign currency contracts included in the three and six months ended June 27, 2015, was $0.1 million, and is included in other income (expense), net, in the consolidated statements of operations. There were no forward foreign currency contracts entered into in fiscal 2014.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as of June 27, 2015:

Notional Principal
(in millions)
Undesignated Hedges:
Forward Foreign Currency Contracts	$20.3

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	June 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$24,722	$—	$—	$24,722
Cash equivalents:
Money market funds	1,699	—	—	1,699
Marketable securities:
Commercial paper	1,799	—	—	1,799
U.S. Treasury securities	2,499	—	—	2,499
U.S. Government agency securities	20,030	5	(3)	20,032
Municipal securities	3,729	2	(1)	3,730
Corporate debt securities	20,319	1	(12)	20,308
Total cash, cash equivalents, and marketable securities	$74,797	$8	$(16)	$74,789

	December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,066	$—	$—	$34,066
Cash equivalents:
Money market funds	610	—	—	610
Marketable securities:
Commercial paper	805	—	—	805
U.S. Treasury Securities	2,498	—	(1)	2,497
U.S. Government agency securities	20,556	1	(19)	20,538
Municipal securities	3,755	1	(7)	3,749
Corporate debt securities	21,722	1	(26)	21,697
Total cash, cash equivalents, and marketable securities	$84,012	$3	$(53)	$83,962

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of June 27, 2015 and December 27, 2014, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and six months ended June 27, 2015 and June 28, 2014 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of June 27, 2015 and December 27, 2014, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 1.15% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $3.0 million and $1.0 million of receivables during the six months ended June 27, 2015 and June 28, 2014, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at June 27, 2015 and December 27, 2014.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6. Financial Statement Components
The following tables provide details of selected financial statement components as of the following dates (in thousands):

Condensed Consolidated Balance Sheets Details	At
	June 27, 2015	December 27, 2014
Inventories:
Raw materials and sub-assemblies	$23,676	$19,463
Work in process	11,003	7,723
Finished goods	6,860	7,919
Inventories	41,539	35,105
Inventories-delivered systems	1,574	1,912
Total inventories	$43,113	$37,017
Property, plant and equipment, net(1):
Land	$15,572	$15,572
Building and improvements	19,817	19,641
Machinery and equipment	31,017	29,456
Furniture and fixtures	2,258	2,225
Software	7,965	7,942
Capital in progress	3,554	3,512
Total property, plant and equipment, gross	80,183	78,348
Accumulated depreciation and amortization	(32,642)	(28,715)
Total property, plant and equipment, net	$47,541	$49,633
(1)Total depreciation and amortization expense for the six months ended June 27, 2015 and June 28, 2014 was $3.4 million and $3.2 million, respectively.
Other current liabilities:
Accrued warranty	$3,792	$2,953
Accrued restructuring	424	997
Accrued professional services	787	778
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	1,119	1,385
Other	2,099	2,152
Total other current liabilities	$8,221	$8,265

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 27, 2014	$(2,604)	$(134)	$(31)	$(2,769)
Current period change	(1,745)	—	25	(1,720)
Balance as of June 27, 2015	$(4,349)	$(134)	$(6)	$(4,489)
The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7. Goodwill and Intangible Assets
The following table summarizes the activity in the Company’s goodwill during the six months ended June 27, 2015 (in thousands):

Balance as of December 27, 2014	$10,494
Foreign currency movements	(904)
Balance as of June 27, 2015	$9,590

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of June 27, 2015 and December 27, 2014 consisted of the following (in thousands):

	June 27, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,278	$(13,632)	$2,646
Customer relationships	9,380	(9,380)	—
Brand names	1,927	(1,852)	75
Patented technology	2,252	(2,087)	165
Trademark	80	(80)	—
Total	$29,917	$(27,031)	$2,886

	December 27, 2014
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,950	$(12,991)	$3,959
Customer relationships	9,461	(9,449)	12
Brand names	1,927	(1,802)	125
Patented technology	2,252	(2,054)	198
Trademark	80	(80)	—
Total	$30,670	$(26,376)	$4,294
The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the six months ended June 27, 2015 and June 28, 2014 was $1.2 million and $1.6 million, respectively.
There were no impairment charges related to intangible assets recorded during the six months ended June 27, 2015 and June 28, 2014.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The estimated future amortization expense of finite intangible assets as of June 27, 2015 is as follows (in thousands):

Fiscal Years	Amounts
2015 (remaining six months)	$792
2016	1,682
2017	206
2018	140
2019	66
Total future amortization expense	$2,886

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
Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Balance as of beginning of period	$3,440	$3,575	$2,953	$3,426
Accruals for warranties issued during period	2,251	1,906	3,953	3,217
Settlements during the period	(1,899)	(1,997)	(3,114)	(3,159)
Balance as of end of period	$3,792	$3,484	$3,792	$3,484

Note. 9. Restructuring

The Company recorded a restructuring charge of approximately $2.3 million in 2014 and $0.1 million during the six months ended June 27, 2015, as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. This amount includes charges primarily related to employee severance, other expenses (primarily vendor contract termination costs) and early termination costs of a facility lease due to expire in 2017 in the amounts of $1.1 million, $0.4 million and $0.9 million, respectively. The Company completed this restructuring plan in March 2015, and does not expect any remaining charges related to the decisions made in 2014. Any other related costs will be recognized as incurred. The remaining restructuring reserve will be settled in cash by the end of 2017, upon expiration of the lease.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 27, 2015, the components of the Company’s restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	45	—	13	58
Cash Payments	(428)	(168)	(35)	(631)
Balance as of June 27, 2015	$—	$415	$9	$424

As of June 28, 2014, the balance of the Company’s restructuring reserves was zero.

Note 10. Line of Credit and Debt Obligations

Line of Credit - On May 30, 2014, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing base available as of June 27, 2015 was $18.8 million. As of June 27, 2015, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of June 27, 2015. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of June 27, 2015 and December 27, 2014.

Note 12. Earnings Per Share

The Company presents both basic and diluted earnings per share on the face of its condensed consolidated statements of operations. Basic net income per share excludes the effect of potentially dilutive shares and is computed by dividing earnings by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding for the period plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and six months ended June 27, 2015 and June 28, 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Weighted average common shares outstanding used in basic earnings per share calculation	24,020	23,939	23,943	23,825
Potential dilutive common stock equivalents, using treasury stock method	265	281	317	392
Weighted average shares used in diluted earnings per share calculation	24,285	24,220	24,260	24,217

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

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock Options:
Expected life	—	4.6 years	—	4.6 years
Volatility	—	52.0%	—	54.9%
Risk free interest rate	—	1.56%	—	1.54%
Dividends	—	—	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	37.2%	32.6%	37.2%	32.6%
Risk free interest rate	0.11%	1.00%	0.11%	1.00%
Dividends	—	—	—	—

No stock options were awarded during the six months ended June 27, 2015. The weighted average fair value per share of the stock options awarded in three and six month periods ended June 28, 2014 was $7.30 and $8.13, respectively.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of activity of stock options during the six months ended June 27, 2015 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 27, 2014	1,382,993	$13.92	3.41	$4,108
Exercised	(152,882)	10.82
Cancelled	(30,790)	16.08
Outstanding at June 27, 2015	1,199,321	$14.27	2.90	$3,227
Exercisable at June 27, 2015	997,952	$13.86	2.48	$3,062
The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.65 as of June 26, 2015, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended June 27, 2015 and June 28, 2014 was $0.3 million and $0.8 million, respectively, and during the six months ended June 27, 2015 and June 28, 2014 was $1.1 million and $2.5 million, respectively.
Restricted Stock Units (“RSUs”)
Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.
A summary of activity for RSUs is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 27, 2014	563,337	$17.90
Granted	365,539	16.04
Released	(203,429)	17.01
Cancelled	(47,592)	17.31
Outstanding RSUs as of June 27, 2015	677,855	$17.21

Market-Based Performance Stock Units (“PSUs”)
In March 2015, in addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to an executive. The PSUs will vest in three equal tranches over one, two and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 40,000 shares of the Company’s common stock will vest, and up to a maximum of 60,000 shares will vest if the maximum stock price performance is achieved for each tranche.

Valuation of PSUs
On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2015 Award
Number of PSUs granted and outstanding as of June 27, 2015	40,000
Grant Date Fair Value Per Share	$18.35
Weighted-average assumptions/inputs:
Expected Dividend	—
Range of risk-free interest rates	0.25%-1.1%
Range of expected volatilities for peer group	23%-65%

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of products	$60	$68	$132	$129
Cost of service	45	89	91	174
Research and development	215	296	496	636
Selling	393	437	892	863
General and administrative	698	886	1,371	1,608
Total stock-based compensation expense	$1,411	$1,776	$2,982	$3,410

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
The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Provision for income taxes	$817	$(12)	$1,134	$575
The increase in the tax provision for 2015 from 2014 was primarily related to the increased profitability of the Company for the three and six months ended June 27, 2015.
As of June 27, 2015, the Company continues to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of June 27, 2015 and June 28, 2014. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.1 million.

Note 15. Segment, Geographic, Product and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Total net revenues:
United States	$15,052	13,302	$24,130	20,043
South Korea	7,370	8,373	22,013	24,262
Singapore	10,090	496	12,887	1,079
Taiwan	9,414	6,281	23,842	10,697
China	1,625	9,358	5,626	24,846
Other	5,078	10,219	10,507	18,678
Total net revenues	$48,629	$48,029	$99,005	$99,605

Long-lived tangible assets:	June 27, 2015	December 27, 2014
United States	$45,850	$47,729
Taiwan	1,313	1,473
All Other	378	431
Total long-lived tangible assets	$47,541	$49,633

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	June 27, 2015	December 27, 2014
Micron	33%	24%
Taiwan Semiconductor Manufacturing Company Limited	20%	20%
SK Hynix	10%	***
Samsung Electronics Co. Ltd.	***	10%
Global Foundries	***	10%
*** The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Micron	32%	***	19%	***
Taiwan Semiconductor Manufacturing Company Limited	17%	11%	20%	***
SK Hynix	10%	18%	12%	13%
Samsung Electronics Co. Ltd.	***	16%	20%	35%
Intel Corporation	***	18%	***	16%
Global Foundries	***	15%	***	***
     *** The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. For the six months ended June 27, 2015, we derived 78% of our total net revenues from product sales and 22% of our total net revenues from services and upgrades.
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

•
Increased Customer Concentration. Our market is characterized by continued consolidation in the customer base. Our largest customer accounted for 20% and 35% of our total net revenues in the six months ended June 27, 2015 and June 28, 2014, respectively.

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. There were no significant changes in our critical accounting policies during the six months ended June 27, 2015. Please refer to Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations
Net Revenues
Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
Automated systems	$29,326	$33,456	$(4,130)	(12.3)%	$59,832	$67,339	$(7,507)	(11.1)%
Integrated systems	6,178	2,853	3,325	116.5%	10,903	9,775	1,128	11.5%
Materials characterization systems	3,433	2,915	518	17.8%	6,540	5,390	1,150	21.3%
Total product revenue	38,937	39,224	(287)	(0.7)%	77,275	82,504	(5,229)	(6.3)%
Service	9,692	8,805	887	10.1%	21,730	17,101	4,629	27.1%
Total net revenues	$48,629	$48,029	$600	1.2%	$99,005	$99,605	$(600)	(0.6)%
For the three months ended June 27, 2015, as compared to the same period in 2014, the increase in net revenues was due to an increase in service revenue, primarily driven by upgrades, partially offset by a decrease in product revenue. The decrease in product revenues was attributable to a lower level of sales of our Automated Systems (principally Atlas™ ) which declined by $4.1 million largely offset by a $3.3 million increase in sales of Integrated Systems (principally IMPULSE®) and a $0.5 million increase in Material Characterization sales. Service revenue increased by $0.9 million in the three months ended June 27, 2015 principally due to an increase in upgrade revenue as a result of higher demand for upgrades of installed tools during the second quarter of 2015.
For the six months ended June 27, 2015, as compared to the same period in 2014, the decrease in net revenues was due to a decrease in product revenue largely offset by an increase in service revenue, primarily driven by upgrades. The net decrease in product revenues was attributable to sales of our Automated Systems (principally Atlas™ ) which declined by $7.5 million partially offset by a $1.1 million increase in Integrated Systems sales (principally IMPULSE®) and a $1.2 million increase in Materials Characterization sales . Service revenue increased by $4.6 million in the six months ended June 27, 2015 principally due to an increase in upgrade revenue as a result of higher demand for upgrades of installed tools.
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

Gross margin
Our gross margin breakdown was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Product	47.8%	47.8%	47.0%	48.1%
Service	48.0%	47.1%	47.5%	42.9%

The calculation of product gross margin includes both cost of products and amortization of intangibles.

Gross margin on product revenue remained unchanged in the three months ended June 27, 2015 as compared to the same period in 2014, despite lower revenues, primarily due to favorable factory overhead absorption. The increase in gross margin on our services business of 0.9 percentage points in the three months ended June 27, 2015 as compared to the same period in 2014, was due principally to an increase in upgrade revenues, which typically have higher margins than core service revenue.

The decrease in gross margin on product revenue of 1.1 percentage points in the six months ended June 27, 2015 as compared to the same period in 2014, was due primarily to the unfavorable impact of lower product revenues against fixed costs, such as fixed overhead and other product and manufacturing related period costs. The increase in gross margin on our services business of 4.6 percentage points in the six months ended June 27, 2015 as compared to the same period in 2014, was due principally to an increase in upgrade revenues, which typically have higher margins than core service revenue.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
Research and development	$8,157	$9,373	$(1,216)	(13.0)%	$16,316	$17,687	$(1,371)	(7.8)%
Selling	7,029	6,681	348	5.2%	14,145	14,054	91	0.6%
General and administrative	5,544	6,001	(457)	(7.6)%	11,310	12,339	(1,029)	(8.3)%
Amortization of intangible assets	25	107	(82)	(76.6)%	64	215	(151)	(70.2)%
Restructuring charge	—	—	—	NM*	58	—	58	NM*
Total operating expenses	$20,755	$22,162	$(1,407)	(6.1)%	$41,893	$44,295	$(2,402)	(5.4)%

*	NM = not meaningful
Research and development
The decrease in research and development costs of $1.2 million or 13.0% in the three months ended June 27, 2015 compared to the same period in 2014, related primarily to decreased spending for material expenses and related expenses associated with R&D investments for our next generation Automated and Integrated systems.
The decrease in research and development costs of $1.4 million or 7.8% in the six months ended June 27, 2015 compared to the same period in 2014, related primarily decreased spending for material expenses and related expenses associated with R&D investments for our next generation Automated and Integrated systems and a decrease in headcount resulting from the shutdown of our UK operations in the second half of 2014.
Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs.
Selling

The increase in selling expenses in the three and six months ended June 27, 2015 compared to the same periods in 2014, was primarily due to an increase in amortization of demonstration tools and third party commissions, offset in part by a decrease in travel and related expenses.

General and administrative

The decrease in general and administrative expenses in the three and six months ended June 27, 2015 compared to the same periods in 2014, was primarily due to lower headcount and the decrease in consulting expenditures from the comparable 2014 period when our new ERP system had just been implemented.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the three and six months ended June 27, 2015 compared to the same periods in 2014, decreased as a result of the reduction in amortization due to intangible assets that became fully amortized in the prior and current year.
Restructuring charge

We recorded a restructuring charge of $0.1 million in the six months ended June 27, 2015 related to our efforts to improve operating efficiencies. We completed the restructuring plan in March 2015, and do not expect any remaining charges related to the decisions made in 2014. No restructuring charges were recorded in the three months ended June 27, 2015. Other related costs, if any, are expected to be recognized as incurred. There were no comparable charges in the comparable periods in 2014.

Other income (expense), net

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Change		June 27, 2015	June 28, 2014	Change
Interest income	$46	$10	$36	360.0%	$56	$24	$32	133.3%
Interest expense	(83)	(96)	13	(13.5)%	(165)	(196)	31	(15.8)%
Other income (expense)	(311)	(84)	(227)	270.2%	393	168	225	133.9%
Total other income (expense), net	$(348)	$(170)	$(178)	104.7%	$284	$(4)	$288	NM*

As compared to the same periods in 2014, other expense increased by $0.2 million for the three months ended June 27, 2015, and other income increased by $0.2 million in the six months ended June 27, 2015. These changes were principally due to the revaluation of intercompany balances based on fluctuations in foreign exchange rates relative to the U.S. dollar.
Provision for income taxes
We recorded a tax provision of $0.8 million and a benefit of $12,000 in three months ended June 27, 2015 and June 28, 2014, respectively, and a tax provision of $1.1 million and $0.6 million in six months ended June 27, 2015 and June 28, 2014, respectively. The increase in the tax provision for 2015 from 2014 was primarily related to increased profitability for the three and six months ended June 27, 2015.
As of June 27, 2015, we continue to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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
We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of June 27, 2015 and June 28, 2014. During the next twelve months, we anticipate increases in its unrecognized tax benefits of approximately $0.1 million.

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of June 27, 2015 and December 27, 2014 and for the six months ended June 27, 2015 and June 28, 2014 (in millions):

	As of
	June 27, 2015	December 27, 2014
Cash, cash equivalents and marketable securities	$74.8	$84.0
Working capital	$128.0	$119.6

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash used in operating activities	$(7.2)	$(4.6)
Cash used in investing activities	$(0.4)	$(5.7)
Cash (used in) provided by financing activities	$(0.7)	$3.3
We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.
During the six months ended June 27, 2015, cash used in operating activities of $7.2 million was a result of $3.9 million of net income, non-cash adjustments to net income of $9.6 million and a net change in operating assets and liabilities of $20.6 million. Changes to operating assets and liabilities were generally driven by the timing of customer payments for accounts receivable, the timing of inventory purchases and the timing of vendor payments. Cash used in investing activities of $0.4 million during the six months ended June 27, 2015, consisted primarily of cash used to acquire property, plant and equipment of $1.0 million, partially offset by cash provided by sales and maturities of marketable securities, net of purchases, of $0.6 million. Cash used in financing activities of $0.7 million during the six months ended June 27, 2015 consisted primarily of cash used to repurchase common stock of $1.7 million, royalty and other payments to Zygo of $0.4 million, and cash paid for taxes on net issuance of stock awards of $1.0 million, partially offset by $2.5 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options. As we move away from issuing stock options to employees, we anticipate that cash provided by the proceeds from the issuance of common stock may continue to decrease, and the cash paid on net issuance of stock awards to increase.
During the six months ended June 28, 2014, cash used in operating activities of $4.6 million was a result of $2.2 million of net income, non-cash adjustments to net income of $10.3 million and a net change in operating assets and liabilities of $17.1 million. Changes to operating assets and liabilities were generally driven by the timing of customer payments for accounts receivable, the timing of inventory purchases and the timing of vendor payments. Cash used in investing activities of $5.7 million during the six months ended June 28, 2014 consisted primarily of cash used for purchases of marketable securities, net of maturities, of $1.9 million, and cash used to acquire property, plant and equipment of $3.8 million. Cash provided by financing activities of $3.3 million during the six months ended June 28, 2014 consisted primarily of $4.2 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $0.6 million, and other payments to Zygo of $0.3 million.
Debt and Repurchases of Common Stock
Line of Credit - On May 30, 2014, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of June 27, 2015 was $18.8 million. As of June 27, 2015, we were not in material breach of any restrictive covenants in connection with this line of credit. There were no borrowings against the line of credit during the six months ended June 27, 2015 and June 28, 2014 and there were no outstanding amounts drawn on this facility as of June 27, 2015. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
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

Six Months Ended
June 27, 2015
Number of shares of common stock repurchased	111,050
Weighted average price per share	$15.49
Total cost of repurchase	$1,721
Amount available for repurchase at end of period	$4,397
No shares were repurchased in the three months ended June 27, 2015, nor in any comparable period in 2014.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $2.1 million as of June 27, 2015 and $2.4 million as of December 27, 2014) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.4 million and $0.1 million to Zygo in six months ended June 27, 2015 and June 28, 2014, respectively.
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
As of June 27, 2015, we had no off-balance sheet arrangements or obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC on February 25, 2015. However, we cannot give any assurance as to the effect that future changes in interest rates and foreign currency exchange rates will have on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk
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
We enter into foreign currency forward exchange contracts to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.
We do not use forward contracts for trading purposes. Our forward contracts generally have maturities of 30 days or less. We enter into foreign currency forward exchange contracts based on estimated future asset and liability exposures, and the effectiveness of our hedging program depends on our ability to estimate these future asset and liability exposures. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of foreign currency forward exchange contracts with actual underlying asset and liability exposures.
The following table provides information about our foreign currency forward exchange contracts as of June 27, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during July 2015.

	Notional Principal	Contract Price
	(in millions)
Forward Contracts
Korean Won	$6.8	1,107.1
European Union euro	3.4	1.12
Israeli shekel	3.1	3.75
Singapore dollar	2.8	1.35
Chinese yuan	0.8	6.11
Japanese Yen	3.4	124.27
Total	$20.3
Estimated Fair Value	$20.3
There were no forward contracts as of December 27, 2014.

We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Jeffrey Andreson, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 27, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended June 27, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC on February 25, 2015. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1(5)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Timothy J. Stultz, Ph.D., dated May 19, 2015

10.2(6)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Jeffrey Andreson, dated May 19, 2015

10.3(7)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and S. Mark Borowicz, dated May 19, 2015

10.4(8)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Kevin Heidrich, dated May 19, 2015

10.5(9)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 27, 2015, and December 27, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2015 and June 28, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months June 27, 2015 and June 28, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File
No. 000-13470) filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File
No. 000-13470) filed on April 12, 2012.

(3)	Filed herewith.

(4)	Furnished herewith.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(6)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(7)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(8)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(9)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on February 20, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: July 24, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1(5)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Timothy J. Stultz, Ph.D., dated May 19, 2015

10.2(6)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Jeffrey Andreson, dated May 19, 2015

10.3(7)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and S. Mark Borowicz, dated May 19, 2015

10.4(8)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Kevin Heidrich, dated May 19, 2015

10.5(9)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 27, 2015, and December 27, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2015 and June 28, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months June 27, 2015 and June 28, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. The information is Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File

No. 000-13470) filed on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File
No. 000-13470) filed on April 12, 2012.

(3)	Filed herewith.

(4)	Furnished herewith.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(6)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(7)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(8)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on May 22, 2015.

(9)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (file No. 000-13470) filed on February 20, 2013.