Form 10-Q
period 2015-09-26
NANOMETRICS INC
filed 2015-10-30
CIK 704532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 000-13470
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

As of October 23, 2015, there were 24,188,234 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2015

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 26, 2015 and December 27, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 26, 2015 and September 27, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 26, 2015 and September 27, 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 26, 2015 and September 27, 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

Signatures		33

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	September 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$41,561	$34,676
Marketable securities	43,065	49,286
Accounts receivable, net of allowances of $159 and $253, respectively	37,573	26,121
Inventories	48,398	35,105
Inventories-delivered systems	1,543	1,912
Prepaid expenses and other	6,651	9,289
Deferred income tax assets	1,438	1,457
Total current assets	180,229	157,846
Property, plant and equipment, net	45,944	49,633
Goodwill	9,678	10,494
Intangible assets, net	2,403	4,294
Deferred income tax assets	385	410
Other assets	497	559
Total assets	$239,136	$223,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,882	$10,199
Accrued payroll and related expenses	10,025	8,700
Deferred revenue	10,985	10,021
Other current liabilities	9,422	8,265
Income taxes payable	1,236	1,017
Total current liabilities	47,550	38,202
Deferred revenue	939	2,591
Income taxes payable	776	701
Deferred tax liabilities	1,054	926
Other long-term liabilities	1,018	1,279
Total liabilities	51,337	43,699
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,176,806 and 23,813,729, respectively, issued and outstanding	24	24
Additional paid-in capital	256,878	251,396
Accumulated deficit	(64,396)	(69,114)
Accumulated other comprehensive income (loss)	(4,707)	(2,769)
Total stockholders’ equity	187,799	179,537
Total liabilities and stockholders’ equity	$239,136	$223,236
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues:
Products	$36,414	$19,487	$113,689	$101,991
Service	9,264	7,646	30,993	24,747
Total net revenues	45,678	27,133	144,682	126,738
Costs of net revenues:
Cost of products	19,242	10,737	59,106	52,165
Cost of service	3,749	4,292	15,158	14,061
Amortization of intangible assets	468	688	1,557	2,039
Total costs of net revenues	23,459	15,717	75,821	68,265
Gross profit	22,219	11,416	68,861	58,473
Operating expenses:
Research and development	8,579	8,037	24,896	25,724
Selling	6,760	6,389	20,905	20,443
General and administrative	5,590	5,781	16,901	18,120
Amortization of intangible assets	26	103	89	318
Restructuring charge	—	1,715	56	1,715
Total operating expenses	20,955	22,025	62,847	66,320
Income (loss) from operations	1,264	(10,609)	6,014	(7,847)
Other income (expense):
Interest income	7	13	63	37
Interest expense	(86)	(90)	(252)	(286)
Other income, net	346	(57)	740	111
Total other income (expense), net	267	(134)	551	(138)
Income (loss) before income taxes	1,531	(10,743)	6,565	(7,985)
Provision for income taxes	713	17,919	1,847	18,494
Net income (loss)	$818	$(28,662)	$4,718	$(26,479)

Net income (loss) per share:
Basic	$0.03	$(1.19)	$0.20	$(1.11)
Diluted	$0.03	$(1.19)	$0.19	$(1.11)
Weighted average shares used in per share calculation:
Basic	24,145	24,132	24,010	23,928
Diluted	24,352	24,132	24,347	23,928
See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$818	$(28,662)	$4,718	$(26,479)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(235)	(1,637)	(1,980)	(1,252)
Net change on unrealized gains on available-for-sale investments	17	(15)	42	(7)
Other comprehensive income (loss)	(218)	(1,652)	(1,938)	(1,259)
Comprehensive income (loss)	$600	$(30,314)	$2,780	$(27,738)

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income (loss)	$4,718	$(26,479)
Reconciliation of net income (loss) to net cash from operating activities:
Depreciation and amortization	6,826	8,660
Stock-based compensation	4,664	5,115
Loss on disposal of fixed assets	578	80
Provision for doubtful accounts receivable	—	11
Inventory write-down	1,971	1,109
Deferred income taxes	173	20,776
Changes in fair value of contingent payments to Zygo Corporation	137	118
Changes in assets and liabilities:
Accounts receivable	(14,873)	4,871
Inventories	(15,893)	(7,998)
Inventories-delivered systems	370	6,400
Prepaid expenses and other	4,436	1,751
Accounts payable, accrued and other liabilities	9,634	(4,535)
Deferred revenue	(688)	(16,270)
Income taxes payable	295	(3,158)
Net cash provided by (used in) operating activities	2,348	(9,549)
Cash flows from investing activities:
Sales of marketable securities	2,884	—
Maturities of marketable securities	30,279	25,570
Purchases of marketable securities	(27,298)	(26,810)
Purchases of property, plant and equipment	(1,365)	(2,800)
Net cash provided by (used in) investing activities	4,500	(4,040)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(614)	(470)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,642	5,852
Taxes paid on net issuance of stock awards	(1,104)	(664)
Repurchases of common stock	(1,721)	—
Net cash provided by financing activities	203	4,718
Effect of exchange rate changes on cash and cash equivalents	(166)	(269)
Net increase (decrease) in cash and cash equivalents	6,885	(9,140)
Cash and cash equivalents, beginning of period	34,676	44,765
Cash and cash equivalents, end of period	$41,561	$35,625
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$1,068	$4,627
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

Out of Period Adjustments – During the three months ended September 26, 2015, the Company recorded out of period correcting adjustments that resulted to an increase in revenue of $0.3 million and an increase in accounts receivable, net, of $0.3 million. The Company determined that the impact of these errors was not material to previously filed annual or interim financial statements, and the effect of correcting these errors in the three and nine months ended September 26, 2015, was not material, and is not expected to be material to the 2015 financial statements.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
(Unaudited)

deliverables cannot be accounted for as separate units of accounting, the entire arrangement is accounted for as a single unit of accounting and revenue is deferred until all elements are delivered and all revenue recognition requirements are met.

Derivatives - The Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions. Changes in the fair value of these undesignated hedges are recognized in other income (expense), net immediately as an offset to the changes in the fair value of the asset or liability being hedged.

Note 2. Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new standard applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. It is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard to determine if this guidance will have a material impact on its consolidated financial statements.
In January 2015, the FASB issued an accounting standard update which simplifies income statement classification by removing the concept of extraordinary items from the U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect any impact on the adoption of this standard on its consolidated financial statements.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	September 26, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$642	$—	$—	$642	$610	$—	$—	$610
Commercial paper	—	6,434	—	6,434	—	—	—	—
Total cash equivalents	642	6,434	—	7,076	610	—	—	610

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	—	21,684	—	21,684	2,497	20,537	—	23,034
Commercial paper, municipal securities and corporate debt securities	—	21,381	—	21,381	—	26,252	—	26,252
Total marketable securities	—	43,065	—	43,065	2,497	46,789	—	49,286

Total(1)	$642	$49,499	$—	$50,141	$3,107	$46,789	$—	$49,896

Liabilities:
Contingent consideration payable	$—	$—	$1,920	$1,920	$—	$—	$2,397	$2,397
(1) Excludes $34.5 million and $34.1 million held in operating accounts as of September 26, 2015 and December 27, 2014, respectively.
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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Changes in Level 3 liabilities (in thousands)
Fair value at December 27, 2014	$2,397
Payments made to Zygo Corporation	(614)
Change in fair value included in earnings	137
Fair value at September 26, 2015	$1,920
As of September 26, 2015, the Company had liabilities of $1.9 million resulting from the acquisition of certain assets from Zygo Corporation (“Zygo”), which are measured at fair value on a recurring basis, with changes in fair value recorded in other income (expense), net. Of the $1.9 million of Zygo liabilities at September 26, 2015, $1.2 million was a current liability and $0.7 million was a long-term liability. As of December 27, 2014, the liabilities totaled $2.4 million of which $1.4 million was a current liability and $1.0 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.
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
The loss on settlement of forward foreign currency contracts included in the three and nine months ended September 26, 2015, was $0.3 million, respectively, and is included in other income (expense), net, in the consolidated statements of operations. There were no forward foreign currency contracts entered into in fiscal 2014.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as of September 26, 2015:

Notional Principal
(in millions)
Undesignated Hedges:
Forward Foreign Currency Contracts	$25.1

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	September 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,485	$—	$—	$34,485
Cash equivalents:
Money market funds	642	—	—	642
Commercial paper	6,434	—	—	6,434
Marketable securities:
Commercial paper	1,498	—	—	1,498
U.S. Government agency securities	21,668	17	(1)	21,684
Municipal securities	3,714	5	(1)	3,718
Corporate debt securities	16,168	3	(6)	16,165
Total cash, cash equivalents, and marketable securities	$84,609	$25	$(8)	$84,626

	December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,066	$—	$—	$34,066
Cash equivalents:
Money market funds	610	—	—	610
Marketable securities:
Commercial paper	805	—	—	805
U.S. Treasury Securities	2,498	—	(1)	2,497
U.S. Government agency securities	20,556	1	(19)	20,538
Municipal securities	3,755	1	(7)	3,749
Corporate debt securities	21,722	1	(26)	21,697
Total cash, cash equivalents, and marketable securities	$84,012	$3	$(53)	$83,962

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of September 26, 2015 and December 27, 2014, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and nine months ended September 26, 2015 and September 27, 2014 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of September 26, 2015 and December 27, 2014, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 1.15% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $2.4 million and $1.3 million of receivables during the three months ended September 26, 2015 and September 27, 2014, respectively, and $5.4 million and $2.9 million of receivables during the nine months ended September 26, 2015 and September 27, 2014, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at September 26, 2015 and December 27, 2014.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6. Financial Statement Components
The following tables provide details of selected financial statement components as of the following dates (in thousands):

Condensed Consolidated Balance Sheets Details	At
	September 26, 2015	December 27, 2014
Inventories:
Raw materials and sub-assemblies	$24,999	$19,463
Work in process	14,463	7,723
Finished goods	8,936	7,919
Inventories	48,398	35,105
Inventories-delivered systems	1,543	1,912
Total inventories	$49,941	$37,017
Property, plant and equipment, net(1):
Land	$15,568	$15,572
Building and improvements	19,795	19,641
Machinery and equipment	32,085	29,456
Furniture and fixtures	2,264	2,225
Software	8,094	7,942
Capital in progress	2,414	3,512
Total property, plant and equipment, gross	80,220	78,348
Accumulated depreciation and amortization	(34,276)	(28,715)
Total property, plant and equipment, net	$45,944	$49,633
(1)Total depreciation and amortization expense for the three months ended September 26, 2015 and September 27, 2014 was $1.8 million and $1.7 million, respectively. Total depreciation and amortization expense for the nine months ended September 26, 2015 and September 27, 2014 was $5.2 million and $4.9 million, respectively.

Other current liabilities:
Accrued warranty	$4,291	$2,953
Accrued restructuring	341	997
Accrued professional services	671	778
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	1,159	1,385
Other	2,960	2,152
Total other current liabilities	$9,422	$8,265

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 27, 2014	$(2,604)	$(134)	$(31)	$(2,769)
Current period change	(1,980)	—	42	(1,938)
Balance as of September 26, 2015	$(4,584)	$(134)	$11	$(4,707)

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

Note 7. Goodwill and Intangible Assets
The following table summarizes the activity in the Company’s goodwill during the nine months ended September 26, 2015 (in thousands):

Balance as of December 27, 2014	$10,494
Foreign currency movements	(816)
Balance as of September 26, 2015	$9,678

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 26, 2015 and December 27, 2014 consisted of the following (in thousands):

	September 26, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,299	$(14,094)	$2,205
Customer relationships	9,388	(9,388)	—
Brand names	1,927	(1,877)	50
Patented technology	2,252	(2,104)	148
Trademark	80	(80)	—
Total	$29,946	$(27,543)	$2,403

	December 27, 2014
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,950	$(12,991)	$3,959
Customer relationships	9,461	(9,449)	12
Brand names	1,927	(1,802)	125
Patented technology	2,252	(2,054)	198
Trademark	80	(80)	—
Total	$30,670	$(26,376)	$4,294
The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the nine months ended September 26, 2015 and September 27, 2014 was $1.6 million and $2.3 million, respectively.
There were no impairment charges related to intangible assets recorded during the nine months ended September 26, 2015 and September 27, 2014.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The estimated future amortization expense of finite intangible assets as of September 26, 2015 is as follows (in thousands):

Fiscal Years	Amounts
2015 (remaining three months)	$473
2016	1,518
2017	206
2018	140
2019	66
Total future amortization expense	$2,403

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
Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance as of beginning of period	$3,792	$3,484	$2,953	$3,426
Accruals for warranties issued during period	2,288	1,242	6,240	4,459
Settlements during the period	(1,789)	(1,736)	(4,902)	(4,895)
Balance as of end of period	$4,291	$2,990	$4,291	$2,990

Note. 9. Restructuring

The Company recorded a restructuring charge of approximately $2.3 million in 2014 and $0.1 million during the nine months ended September 26, 2015, as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. This amount includes charges primarily related to employee severance, other expenses (primarily vendor contract termination costs) and early termination costs of a facility lease due to expire in 2017 in the amounts of $1.1 million, $0.4 million and $0.9 million, respectively. The Company completed this restructuring plan in March 2015, and does not expect any remaining charges related to the decisions made in 2014. Any other related costs will be recognized as incurred. The remaining restructuring reserve will be settled in cash by the end of 2017, upon expiration of the lease.
As of September 26, 2015 and September 27, 2014, respectively, the components of the Company’s restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	45	—	11	56
Cash Payments	(428)	(249)	(35)	(712)
Balance as of September 26, 2015	$—	$334	$7	$341

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 28, 2013	$—	$—	$—	$—
Charges	560	846	309	1,715
Cash Payments	(152)	—	(280)	(432)
Balance as of September 27, 2014	$408	$846	$29	$1,283

Note 10. Line of Credit and Debt Obligations

Line of Credit - On May 30, 2014, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing base available as of September 26, 2015 was $17.9 million. As of September 26, 2015, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of September 26, 2015. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of September 26, 2015 and December 27, 2014.

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

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and nine months ended September 26, 2015 and September 27, 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Weighted average common shares outstanding used in basic earnings per share calculation	24,145	24,132	24,010	23,928
Potential dilutive common stock equivalents, using treasury stock method	207	—	337	—
Weighted average shares used in diluted earnings per share calculation	24,352	24,132	24,347	23,928
For the three and nine months ended September 27, 2014, potential dilutive common stock equivalents of 0.3 million shares and 0.4 million shares, respectively, were anti-dilutive and, therefore, were excluded from the weighted average share calculation due to the net loss position.

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

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock Options:
Expected life	—	—	—	4.6 years
Volatility	—	—	—	54.9%
Risk free interest rate	—	—	—	1.54%
Dividends	—	—	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	36.7%	29.6%	36.9%	32.6%
Risk free interest rate	0.13%	0.06%	0.12%	1.00%
Dividends	—	—	—	—

No stock options were awarded during the nine months ended September 26, 2015 or three months ended September 27, 2014. The weighted average fair value per share of the stock options awarded in the nine months ended September 27, 2014 was $8.13.

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of activity of stock options during the nine months ended September 26, 2015 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 27, 2014	1,382,993	$13.92	3.41	$4,108
Exercised	(191,037)	9.86
Cancelled	(72,527)	17.22
Outstanding at September 26, 2015	1,119,429	$14.40	2.63	$925
Exercisable at September 26, 2015	948,053	$14.07	2.28	$925
The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.33 as of September 26, 2015, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended September 26, 2015 and September 27, 2014 was $0.1 million and $0.4 million, respectively, and during the nine months ended September 26, 2015 and September 27, 2014 was $1.4 million and $2.9 million, respectively.
Restricted Stock Units (“RSUs”)
Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.
A summary of activity for RSUs is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 27, 2014	563,337	$17.90
Granted	448,299	15.64
Released	(223,143)	16.70
Cancelled	(59,655)	17.10
Outstanding RSUs as of September 26, 2015	728,838	$16.02

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

Valuation of PSUs
On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2015 Award
Number of PSUs granted and outstanding as of September 26, 2015	40,000
Grant Date Fair Value Per Share	$18.35
Weighted-average assumptions/inputs:
Expected Dividend	—
Range of risk-free interest rates	0.25%-1.1%
Range of expected volatilities for peer group	23%-65%

Stock-based Compensation Expense
Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Cost of products	$96	$70	$229	$199
Cost of service	104	53	195	227
Research and development	300	331	796	967
Selling	511	490	1,403	1,353
General and administrative	671	761	2,041	2,369
Total stock-based compensation expense	$1,682	$1,705	$4,664	$5,115

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
The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Provision for income taxes	$713	$17,919	$1,847	$18,494
The decrease in the tax provision for 2015 from 2014 was primarily related to a one-time charge of $21.1 million related to the establishment of a valuation allowance against the Company’s deferred tax assets during the three and nine months ended September 27, 2014.
As of September 26, 2015, the Company continues to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.
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
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of September 26, 2015 and September 27, 2014. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.4 million.

Note 15. Segment, Geographic, Product and Significant Customer Information
The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Total net revenues:
United States	$7,985	5,511	$32,115	25,554
South Korea	6,794	6,327	28,807	30,589
Taiwan	11,331	640	35,173	11,337
China	6,731	2,848	12,357	27,694
Japan	7,778	4,099	15,919	10,005
Other	5,059	7,708	20,311	21,559
Total net revenues	$45,678	$27,133	$144,682	$126,738

Long-lived tangible assets:	September 26, 2015	December 27, 2014
United States	$44,410	$47,729
Taiwan	1,146	1,473
All Other	388	431
Total long-lived tangible assets	$45,944	$49,633

NANOMETRICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	September 26, 2015	December 27, 2014
Micron	***	24%
Taiwan Semiconductor Manufacturing Company Limited	28%	20%
SK Hynix	15%	***
Samsung Electronics Co. Ltd.	***	10%
Global Foundries	***	10%
Toshiba	13%	***
*** The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Micron	14%	25%	18%	***
Taiwan Semiconductor Manufacturing Company Limited	17%	***	19%	***
SK Hynix	15%	27%	13%	16%
Samsung Electronics Co. Ltd.	***	***	16%	28%
Toshiba	13%	***	***	***
Intel Corporation	***	***	***	14%
     *** The customer accounted for less than 10% of total net revenues during the period.

Note 16. Subsequent Event

In October 2015, the Company executed a restructuring plan to maximize operating efficiencies. The Company anticipates recording a charge related to employee involuntary termination benefits and other related costs of approximately $1.3 million. The Company anticipates completing the restructuring plan by the end of the year.

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
Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. For the nine months ended September 26, 2015, we derived 79% of our total net revenues from product sales and 21% of our total net revenues from services and upgrades.
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

•
Increased Customer Concentration. Our market is characterized by continued consolidation in the customer base. Our largest customer in the nine months ended September 26, 2015 accounted for 19% of our total net revenues, and our largest customer in the nine months ended September 27, 2014 accounted for 28% of our total net revenues.

Critical Accounting Policies
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. There were no significant changes in our critical accounting policies during the nine months ended September 26, 2015. Please refer to Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations
Net Revenues
Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Change		September 26, 2015	September 27, 2014	Change
Automated systems	$20,975	$15,950	$5,025	31.5%	$80,808	$83,286	$(2,478)	(3.0)%
Integrated systems	11,135	1,570	9,565	609.2%	22,036	11,084	10,952	98.8%
Materials characterization systems	4,304	1,967	2,337	118.8%	10,845	7,621	3,224	42.3%
Total product revenue	36,414	19,487	16,927	86.9%	113,689	101,991	11,698	11.5%
Service	9,264	7,646	1,618	21.2%	30,993	24,747	6,246	25.2%
Total net revenues	$45,678	$27,133	$18,545	68.3%	$144,682	$126,738	$17,944	14.2%
For the three months ended September 26, 2015, total net revenues increased by $18.5 million as compared to the same period in 2014. The increase was driven by all product categories including $9.6 million in Integrated Systems (principally IMPULSE® and Trajectory® ), $5.0 million in Automated Systems (principally Atlas™ and NanoCD solutions) and a $2.3 million increase in Material Characterization sales. Service revenue increased by $1.6 million in the three months ended September 26, 2015 principally due to an increase in upgrade revenue as a result of higher demand for upgrades of installed tools during the third quarter of 2015.
For the nine months ended September 26, 2015, as compared to the same period in 2014, the increase in net revenues was due to overall increase in product and service revenue. The increase in product revenues was attributable to $11.0 million increase in Integrated Systems sales (principally IMPULSE® and Trajectory®) and a $3.2 million increase in Materials Characterization sales, partially offset by decrease in sales of our Automated Systems (principally Atlas™ ) by $2.5 million. Service revenue increased by $6.2 million in the nine months ended September 26, 2015 principally due to an increase in upgrade revenue as a result of higher demand for upgrades of installed tools.
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

Gross margin
Our gross margin breakdown was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Product	45.9%	41.4%	46.6%	46.9%
Service	59.5%	43.9%	51.1%	43.2%

The calculation of product gross margin includes both cost of products and amortization of intangibles.

The increase in gross margin on product revenue of 4.5 percentage points in the three months ended September 26, 2015 as compared to the same period in 2014, was primarily due to favorable factory overhead absorption on increased sales volumes and, to a lesser extent, material cost reductions. The increase in gross margin on our services business of 15.6 percentage points in the three months ended September 26, 2015 as compared to the same period in 2014, was due principally to an increase in upgrade revenues, which typically have higher margins than core service revenue, and improved labor utilization of service personnel.

The decrease in gross margin on product revenue of 0.3 percentage points in the nine months ended September 26, 2015 as compared to the same period in 2014, was due primarily to higher installation and warranty costs, partially offset by favorable factory overhead absorption on increased sales volume. The increase in gross margin on our services business of 7.9 percentage points in the nine months ended September 26, 2015 as compared to the same period in 2014, was due principally to an increase in upgrade revenues, which typically have higher margins than core service revenue, and improved labor utilization of service personnel.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Change		September 26, 2015	September 27, 2014	Change
Research and development	$8,579	$8,037	$542	6.7%	$24,896	$25,724	$(828)	(3.2)%
Selling	6,760	6,389	371	5.8%	20,905	20,443	462	2.3%
General and administrative	5,590	5,781	(191)	(3.3)%	16,901	18,120	(1,219)	(6.7)%
Amortization of intangible assets	26	103	(77)	(74.8)%	89	318	(229)	(72.0)%
Restructuring charge	—	1,715	(1,715)	(100.0)%	56	1,715	(1,659)	(96.7)%
Total operating expenses	$20,955	$22,025	$(1,070)	(4.9)%	$62,847	$66,320	$(3,473)	(5.2)%
Research and development
The increase in research and development costs of $0.5 million or 6.7% in the three months ended September 26, 2015 compared to the same period in 2014, related primarily to increased variable compensation costs.
The decrease in research and development costs of $0.8 million or 3.2% in the nine months ended September 26, 2015 compared to the same period in 2014, related primarily to a $1.8 million decrease in spending for non-recurring engineering projects, including product design and prototype development, along with related material spending and expenses associated with R&D investments for our next generation Automated and Integrated systems, partially offset by increase of $0.6 million in variable compensation costs, along with $0.3 million increase in use of outside consultants.

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs.
Selling

The increase of $0.4 million or 5.8% in selling expenses in the three months ended September 26, 2015, compared to the same period in 2014, was primarily due to an increase in third party commissions and amortization of demonstration tools, offset in part by a decrease in travel and related expenses. The increase of $0.5 million or 2.3% in selling expenses in the nine months ended September 26, 2015, compared to the same period in 2014, was primarily due to a $0.2 million increase in amortization of demonstration tools, and $0.2 million increase in third party commissions.
General and administrative

The decrease of $0.2 million or 3.3% in general and administrative expenses in the three months ended September 26, 2015, compared to the same period in 2014, was primarily due to lower headcount. The decrease of $1.2 million or 6.7% in the nine months ended September 26, 2015, compared to the same period in 2014, was primarily due to lower headcount and the decrease in consulting expenditures from the comparable 2014 period when our new ERP system had just been implemented.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the three and nine months ended September 26, 2015 compared to the same periods in 2014, decreased as a result of the reduction in amortization due to intangible assets that became fully amortized in the prior and current year.
Restructuring charge

We recorded a restructuring charge of $0.1 million in the nine months ended September 26, 2015, and $1.7 million in the three and nine months ended September 2014, related to our continuous efforts to improve operating efficiencies. We completed the restructuring plan in March 2015, and do not expect any remaining charges related to the decisions made in 2014. No restructuring charges were recorded in the three months ended September 26, 2015; however, in October 2015, we executed a restructuring plan to maximize operating efficiencies and anticipate recording a charge related to employee involuntary termination benefits and other related costs of approximately $1.3 million, which we anticipate completing by the end of the year. Other related costs, if any, are expected to be recognized as incurred.

Other income (expense), net

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Change		September 26, 2015	September 27, 2014	Change
Interest income	$7	$13	$(6)	(46.2)%	$63	$37	$26	70.3%
Interest expense	(86)	(90)	4	(4.4)%	(252)	(286)	34	(11.9)%
Other income (expense)	346	(57)	403	(707.0)%	740	111	629	566.7%
Total other income (expense), net	$267	$(134)	$401	(299.3)%	$551	$(138)	$689	(499.3)%

As compared to the same periods in 2014, total other income and expense increased by $0.4 million for the three months ended September 26, 2015, and total other income and expense increased by $0.6 million in the nine months ended September 26, 2015. These changes were principally due to the revaluation of intercompany balances based on fluctuations in foreign exchange rates relative to the U.S. dollar, and hedging gains and losses.
Provision for income taxes

We recorded a tax provision of $0.7 million and $17.9 million in three months ended September 26, 2015 and September 27, 2014, respectively, and a tax provision of $1.8 million and $18.5 million in nine months ended September 26,

2015 and September 27, 2014, respectively. The decrease in the tax provision for 2015 from 2014 was primarily related to one-time charge of $21.1 million related to the establishment of a valuation allowance against our deferred tax assets during the three and nine months ended September 27, 2014.

As of September 26, 2015, we continue to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of September 26, 2015 and September 27, 2014. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.4 million.

Out of Period Adjustments

During the three months ended September 26, 2015, we recorded out of period correcting adjustments that resulted to an increase in revenue of $0.3 million and an increase in accounts receivable, net, of $0.3 million. We determined that the impact of these errors was not material to previously filed annual or interim financial statements, and the effect of correcting these errors in the three and nine months ended September 26, 2015, was not material, and is not expected to be material to the 2015 financial statements.

Liquidity and Capital Resources
The following tables present selected financial information and statistics as of September 26, 2015 and December 27, 2014 and for the nine months ended September 26, 2015 and September 27, 2014 (in millions):

	As of
	September 26, 2015	December 27, 2014
Cash, cash equivalents and marketable securities	$84.6	$84.0
Working capital	$132.7	$119.6

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash provided by (used in) operating activities	$2.3	$(9.5)
Cash provided by (used in) investing activities	$4.5	$(4.0)
Cash provided by financing activities	$0.2	$4.7
We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.
During the nine months ended September 26, 2015, cash provided by operating activities of $2.3 million was a result of $4.7 million of net income, non-cash adjustments to net income of $14.3 million and a net change in operating assets and liabilities of $16.7 million. Changes to operating assets and liabilities were generally driven by the timing of customer payments for accounts receivable, the timing of inventory purchases and the timing of vendor payments. Cash provided by investing activities of $4.5 million during the nine months ended September 26, 2015, consisted primarily of cash provided by sales and maturities of marketable securities, net of purchases, of $5.9 million, partially offset by cash used to acquire property, plant and equipment of $1.4 million. Cash provided by financing activities of $0.2 million during the nine months ended September 26, 2015 consisted primarily of $3.6 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash used to repurchase common stock of $1.7 million, royalty and other payments to Zygo of $0.6 million, and cash paid for taxes on net issuance of stock awards of $1.1 million. As we move away from issuing stock options to employees, we anticipate that cash provided by the proceeds from the issuance of common stock may continue to decrease, and the cash paid on net issuance of stock awards to increase.
During the nine months ended September 27, 2014, cash used in operating activities of $9.5 million was a result of $26.5 million of net loss, non-cash adjustments to net income of $35.9 million and a net change in operating assets and liabilities of $18.9 million. Changes to operating assets and liabilities were generally driven by the timing of customer payments for accounts receivable, the timing of inventory purchases and the timing of vendor payments. Cash used in investing activities of $4.0 million during the nine months ended September 27, 2014 consisted primarily of cash used for purchases of marketable securities, net of maturities, of $1.9 million, and cash used to acquire property, plant and equipment of $2.8 million. Cash provided by financing activities of $4.7 million during the nine months ended September 27, 2014 consisted primarily of $5.9 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, offset in part by cash paid for taxes on net issuance of stock awards of $0.7 million and other payments to Zygo of $0.5 million.
Debt and Repurchases of Common Stock
Line of Credit - On May 30, 2014, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million.
The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum. Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of September 26, 2015 was $17.9 million. As of September 26, 2015, we were not in material breach of any restrictive covenants in connection with this line of credit. There were no borrowings against the line of credit during the nine months ended September 26, 2015 and September 27, 2014 and there were no outstanding amounts drawn on this facility as of September 26, 2015. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
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

Nine Months Ended
September 26, 2015
Number of shares of common stock repurchased	111,050
Weighted average price per share	$15.49
Total cost of repurchase	$1,721
Amount available for repurchase at end of period	$4,397
No shares were repurchased in the three months ended September 26, 2015, nor in any comparable period in 2014.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement. We will make payments to Zygo Corporation (with an estimated present value of $1.9 million as of September 26, 2015 and $2.4 million as of December 27, 2014) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed. We made royalty and sustaining engineering payments of $0.6 million and $0.1 million to Zygo in nine months ended September 26, 2015 and September 27, 2014, respectively.
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
As of September 26, 2015, we had no off-balance sheet arrangements or obligations.

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
The following table provides information about our foreign currency forward exchange contracts as of September 26, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during October 2015.

	Notional Principal	Contract Price
	(in millions)
Forward Contracts
Korean Won	$6.3	1,187.35
European Union euro	4.3	1.13
Israeli shekel	2.2	3.91
Singapore dollar	2.8	1.43
Chinese yuan	1.2	6.4
Japanese Yen	8.3	119.83
Total	$25.1
Estimated Fair Value	$25.1
There were no forward contracts as of December 27, 2014.

We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Jeffrey Andreson, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 26, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended September 26, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1 (3)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Janet Taylor dated August 27, 2015

10.2 (3)	Compensation Arrangement With Non-Employee Directors

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 26, 2015, and December 27, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months September 26, 2015 and September 27, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: October 30, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1 (3)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Janet Taylor dated August 27, 2015

10.2 (3)	Compensation Arrangement With Non-Employee Directors

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)
Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 26, 2015 and December 27, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months September 26, 2015 and September 27, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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