Form 10-K
period 2015-12-26
NANOMETRICS INC
filed 2016-02-24
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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

As of June 27, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the NASDAQ Global Select Market, was approximately $400.6 million. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 12, 2016 was 24,297,590.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 26, 2015.

NANOMETRICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2015

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 26, 2015, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Nanometrics Incorporated and its subsidiaries (“Nanometrics”, the “Company”, or “we”) is a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, sensors, discrete components, high-brightness LEDs (“HB-LED”) and data storage devices.  Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, and analysis of various other film properties such as optical, electrical and material characteristics. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.

We were incorporated in California in 1975, and reincorporated in Delaware in 2006. We have been publicly traded since 1984 (NASDAQ: NANO). We have an installed base of more than 6,500 systems in over 150 production factories worldwide. Our major customers include Samsung Electronics Co. Ltd., Intel Corporation, SK Hynix Semiconductor, Inc., Micron, Inc., Taiwan Semiconductor Manufacturing Company Limited, GlobalFoundries and Toshiba Corporation.

Additional information about us is available on our website at http://www.nanometrics.com. The information that can be accessed through our website, however, is not part of this Annual Report. The investor relations section of our website is located at http://www.nanometrics.com/investor.html. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available on the investor relations section of our website as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). In addition, the reports and materials that we file with the SEC are available at the SEC's website (http://www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension metrology, thin film metrology, advanced 3-D packaging process control, and wafer defect inspection used for semiconductor manufacturing. Semiconductors are primarily packaged as integrated circuits within electronic devices, including consumer electronics, server and enterprise systems, mobile computing devices (including smart phones and tablets), data storage devices, embedded automotive and control systems, LEDs, and a multitude of other electronic products being proliferated worldwide.  Integrated circuits are made up of semiconductor material layers integrating millions or billions of transistors and other electronic components, connected through a complex wiring scheme of small copper or aluminum wires, ultimately packaged into thin form factors to be mounted on circuit boards or other substrates.  Our core focus is the measurement and control of the structure, composition, and geometry of the devices from the transistor layer through advanced wafer-scale packaging to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 4G radio integrated circuits, power devices) MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, thin film head components for hard disk drives and alternative energy devices such as LEDs, power inverters and solar cells.

Demand for our products continues to be driven by our customers' desire for higher overall chip performance, including improvements in power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The majority of our chip customers manufacture devices in production runs defined by the smallest printed feature and the associated circuit manufacturing methods, known as a technology node, which are measured in nanometers ("nm"), or one-billionth of a meter.   Current volume production is running at the 28nm-20nm nodes across foundry, logic, and memory, with customers ramping 16nm/14nm node and developing 10 nm and below devices. In some cases our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption including high dielectric constant (or high-k) materials, FinFET or tri-gate transistors, stacked memory devices including 3D-NAND, and additional system on chip solutions.  To shrink features, new methods including multiple patterning lithography have been deployed. We believe the use of these new materials and methods has increased demand for our products. Next-generation devices with features smaller than 16nm/14nm are beginning to ramp production, which in turn likely will require new advancements in metrology and inspection capabilities.  DRAM memory makers have shifted to 2y node production with development for sub 20nm node devices currently underway (where x, y and z represent successively smaller geometries).  Non-volatile memory makers of NAND and NOR devices have ramped 1x and 1y node devices into high volume manufacturing with work extending into 1z node development and production as well as simultaneously developing and ramping stacked or 3D non-volatile memory structures. Current 3D NAND devices are built around a stack of 24-48 layer pairs, and are expected to migrate to 64 layer or more pairs in the next generation of devices. Foundry and logic manufacturers are in volume production of both 28nm and 22nm node devices, ramping volume production of 16nm/14nm node devices and in advanced development of 1y devices. Thin film head components for hard disk drives are also being driven to smaller sizes to support next generation hard disk drives with ever increasing storage capacity requiring continued improvements in read and write head component scaling.  We also enable clean energy device manufacturers, such as for LEDs and solar Photo-Voltaics ("PVs"), to achieve higher yields and lower manufacturing costs.

Our Business

We offer a diverse line of process control and inspection products and technologies to address the manufacturing requirements of the semiconductor (and other solid state device) manufacturing industry. Our metrology systems measure and characterize the physical dimensions, material composition, optical and electrical characteristics and other critical parameters of solid state devices, from initial wafer substrate manufacturing through final packaging. For the photolithographic process, thin-film and critical-dimension metrology systems provide control of device dimensions and layer alignment.  Advanced packaging techniques require metrology systems to control wafer scale features for through-silicon-via (“TSV”), micro-bump technologies and copper pillar. Additional applications include characterization of local and global topography across the wafer and inspection for both front-end of line (“FEOL”) and advanced packaging.  Our materials characterization systems monitor the physical, optical, and electrical characteristics of materials including those on compound semiconductors, discrete devices, LEDs, solar PVs and unpatterned silicon wafers.

We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing and adjacent industries. In pursuit of our goals, we have:

•	Introduced new products, applications, and upgrades in every core product line and primary market served;
•

Diversified our product line and served markets through acquisitions, such as: the 2006 acquisition of Accent Optical Technologies, Inc., a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier; the 2009 acquisition of the UniFire™ product line from Zygo Corporation, a wholly owned subsidiary of AMETEK, Inc. (“Zygo”); and the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

•	Continued development of new measurement and inspection technologies for advanced fabrication processes; and
•

Researched and developed innovative applications of existing technology to new market opportunities within the solar PV, HB-LED, discrete device, data storage industries, and advanced packaging processes.

Nanometrics Products

We offer a diverse line of systems to address the broad range of process control requirements of the semiconductor manufacturing industry. In addition, we believe that our engineering expertise and strategic acquisitions enable us to develop and offer advanced process control solutions that, in the future, should address industry advancement and trends.

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® II, Atlas II+ and Atlas XP/Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGen™ scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFire™ system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications and has recently added inspection capabilities for both FEOL patterned wafer and advanced packaging related applications.

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers. The IMPULSE+ and IMPULSE® represent our latest metrology platform for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE® systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications and is qualified in production with major device makers.

Materials Characterization

Our materials characterization products include systems that are used to monitor the physical, optical, electrical and material characteristics of discrete electronic industry, opto-electronic, HB-LED, solar PV, compound semiconductor, strained silicon and silicon-on-insulator (“SOI”) devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility.

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

Our process control systems can be categorized as follows:

System	Market	Applications
Automated Systems
Atlas II/Atlas II+/Atlas XP/Atlas XP+	Semiconductor	Film Thickness, Film Stress, CD
UniFire	Semiconductor	Film Thickness, Overlay, CD, and Advanced Packaging Applications
Integrated Systems
IMPULSE/IMPULSE+	Semiconductor	Film Thickness, CD
Trajectory	Semiconductor, Solar PV	Film Thickness, Composition
OCD Analysis
NanoDiffract	Semiconductor	OCD
NanoGen	Semiconductor	OCD
Materials Characterization Systems
ECVPro	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
HL5500	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
QS1200	Substrate Semiconductor, Solar PV	Substrate Properties, Film Composition and Thickness
QS2200/3300	Substrate Semiconductor	Substrate Properties, Film Composition
NanoSpec® II	Semiconductor	Film Thickness (Tabletop)
RPMBlueTM	HB-LED	Epitaxial Layer Properties
Stratus	Semiconductor	Substrate Properties, Film Composition and Thickness (Tabletop)
Imperia	Compound Semiconductor, Solar PV, HB-LED	Epitaxial Layer Properties, Defectivity, Bow/Wrap

See Note 16 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for revenues by product type, which information is incorporated by reference here.

Customers

We sell our metrology and inspection systems worldwide to semiconductor manufacturers, and producers of HB-LEDs, data storage devices, silicon wafers, solar PVs, and photomasks. The majority of our systems are sold to customers located in Asia and the United States.

The following customers accounted for 10% or more of our total net revenues:

	2015	2014	2013
Taiwan Semiconductor Manufacturing Company Limited	19.4%	***	***
Micron	15.8%	10.4%	***
Samsung Electronics Co. Ltd.	13.2%	26.9%	14.4%
SK Hynix	10.7%	12.2%	18.4%
Toshiba Corporation	10.2%	***	***
Intel Corporation	***	12.6%	30.0%

***	The customer accounted for less than 10% of total net revenues during the period.

Sales and Marketing

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China and Singapore, and work with selected dealers and sales representatives in Asia and in the United States and other countries. Our employees include our technical applications team, which comprises technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.

Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues were as follows:

	2015	2014	2013
United States	20%	22%	33%
South Korea	16%	25%	24%
Japan	17%	9%	8%
Taiwan	25%	12%	7%
China	9%	17%	9%
All other countries	13%	15%	19%

See Note 16 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for segment and geographical financial information, including revenues and long-lived assets by geographic region, which information is incorporated by reference here.

Customer Service and Support

We believe that customer service and technical support for our systems are important factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers.  We provide a standard one-year warranty on parts and labor for most of our products.  We provide system support to our customers through factory technical support and globally deployed field service personnel. The factory technical support operations provide customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. We have field service operations based in various locations throughout the United States, South Korea, Taiwan, China, Japan, Singapore, Israel, France, Italy, and Germany.

Service revenues, including sales of replacement parts, represented 22%, 20%, and 26% of total net revenues in 2015, 2014 and 2013, respectively.

Backlog

As of December 26, 2015 and December 27, 2014, our backlog was $32.1 million and $41.5 million, respectively. Backlog includes orders, both shipped and not yet recognized in revenue, and not shipped, for products, services and upgrades where written customer requests have been received and we expect to ship and/or recognize revenue within 12 months. Orders are subject to cancellation or delay by the customer subject to possible penalties.  However, historically, order cancellations have not been significant. Because orders presently in backlog could be cancelled or rescheduled and some orders can be received and shipped within the same quarter, we do not believe that current backlog is an accurate indication of our future revenues or financial performance.

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

In automated systems for the semiconductor industry, our principal competitors are KLA-Tencor Corporation (“KLA-Tencor”) and Nova Measuring Instruments Ltd. ("Nova") for thin film and critical dimension metrology, and CAMTek and Rudolf Technologies and other smaller suppliers for advanced packaging. Our primary competitor in integrated systems is Nova. The HB-LED, discrete device, bare silicon and solar PV markets, which are addressed primarily by our material characterization systems, are served by numerous competitors and no single competitor or group of competitors has established a majority position.

Manufacturing

Our manufacturing operations are in Milpitas, California and at various contract manufacturers around the world. It is our strategy to outsource all assemblies that do not contain elements that we believe lead to a direct competitive advantage. The majority of our automated and integrated products are currently manufactured at our Milpitas facility. We also use contract manufacturers in other locations in the United States and in China, Israel and Japan. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

We produce key parts and components and make reasonable efforts to ensure that any externally purchased parts or raw materials are available from multiple suppliers, but this is not always possible.  Certain components, sub-assemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers.  We also have an established long-term supply agreement for supply of our spectroscopic ellipsometers and interferometers for use in our products. Although we seek to reduce our dependence on sole and limited source suppliers, partial or complete loss of these sources could disrupt production, delay scheduled deliveries to customers and have a material adverse effect on our revenues and results of operations.

Research and Development

We continue to invest in research and development (“R&D”) to provide our customers with products that add value to their manufacturing processes and that provide a better and differentiated solution than our competitors, so that our products stay in the forefront of current and future market demands. Whether it is for an advancement of current technology, yield and manufacturing improvement, enabling new end device technology, or the development of a new application in our core or emerging markets, we are committed to product excellence and longevity.

In our automated markets, our R&D efforts resulted in the successful product launch of the Atlas II+ product in the marketplace, our flagship product for OCD.  The Atlas II+ product provides enhanced OCD capability with a significantly lower cost of ownership model.  Additionally, the UniFire system development continued with new system configurations and applications development targeted at advanced packaging applications, including further extensions for advanced packaging applications.  In our integrated markets, the IMPULSE system has been further developed for inline lithography track configuration to extend our tool of record position for lithography OCD. The IMPULSE+ system, which incorporates performance and productivity enhancements to the IMPULSE was introduced in 2015.

Patents and Intellectual Property

Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology and inspection systems. As of December 26, 2015, we had 214 patents, including foreign patents, with expiration dates ranging from 2016 until 2035. We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to fully protect our technology, and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that the third parties claim may infringe upon their proprietary rights.

Employees

At December 26, 2015, we employed 518 persons worldwide with sales, applications and service support in key geographic areas aligned with our customer locations. None of our employees are represented by a union and we have never experienced a work stoppage as a result of union actions. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, technical and managerial personnel, who are in great demand in our industry. We consider our employee relations to be good.

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

In the event that we fail to comply with such laws and regulations, we could be liable for damages, penalties and fines.   We further discuss the impact of environmental regulation under “Risk Factors- We are subject to various environmental laws and regulations that could impose substantial costs upon us and may harm our business, operating results and financial condition.” in Item 1A.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of February 12, 2016, are set forth below:

Name	Age	Position
Timothy J. Stultz, Ph.D.	68	President, Chief Executive Officer and Director
Jeffrey Andreson	54	Chief Financial Officer
S. Mark Borowicz, Ph.D.	43	Sr. Vice President, Product & Field Operations
Kevin Heidrich	45	Sr. Vice President, Applications & Strategy
Janet Taylor	58	General Counsel

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

Dr. S. Mark Borowicz joined Nanometrics as Senior Vice President, Product & Field Operations Group in March 2013. Prior to Nanometrics, Dr. Borowicz held senior management positions in business development and product marketing at KLA-Tencor, Inc. from 2000 to 2013, where he was responsible for sales and product management for inspection and metrology businesses. Dr. Borowicz has seven patents in the field of electron beam technologies. Dr. Borowicz holds a B .S. in Mechanical Engineering from West Virginia University and a Ph.D. in Materials Engineering from Auburn University.

Kevin Heidrich, Sr. Vice President, Applications and Strategy, joined Nanometrics in 2006. Kevin has participated in many functions, expanding his scope in the past eight years to include new product development, corporate marketing, product marketing, business development and is now responsible for both corporate strategy and applications as Nanometrics expands its overall solution space within process control metrology. Prior to Nanometrics, Kevin spent a decade at Intel Corporation in a variety of roles including process research and development at Intel’s Technology Development facility. Mr. Heidrich received B.S. and M.S. degrees from the Colorado School of Mines in Chemical Engineering.

Janet Taylor joined Nanometrics as General Counsel in July 2015. Ms. Taylor served as Senior Vice President, General Counsel and Company Secretary of STATS ChipPAC Ltd., from June 2005 to June 2015, where she was responsible for all legal matters, including corporate governance, intellectual property, litigation and securities compliance. Prior to joining STATS ChipPAC Ltd, Ms. Taylor was engaged in transactional practices at international law firms in New York, Singapore and London. Ms. Taylor was admitted to the Bar in New York in 1990 and in Singapore in 2010. Ms. Taylor holds a J.D. from the Harvard Law School and a B.A. in History from the University of Texas at Austin.

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

The Global economic conditions and the cyclical nature of the semiconductor industry can reduce demand for our products which in turn may cause us to operate unprofitably and may cause reductions in available cash, and may negatively impact our financial performance.

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

Historically, a significant portion of our net revenues in each quarter and each year has been derived from sales to relatively few customers, and we expect this trend to continue. In fiscal year 2015, five customers represented 19%, 16%, 13%, 11% and 10%, respectively, or collectively 69%, of our total net revenues. There are only a limited number of large companies operating in the semiconductor manufacturing industry and our market is characterized by continued consolidation in the customer base. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our net revenues for the foreseeable future. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our net revenues could decline significantly.  In addition, because there are a limited number of customers, customers may seek concessions related to price, terms and conditions and intellectual property. Any of these changes could negatively impact our financial performance and results of operations.

We rely on a limited number of outside suppliers and subcontractors to supply certain components and subassemblies, and on single or a limited group of outside suppliers for certain materials for our products, which could result in a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components and materials, any of which could adversely affect our results of operations.

Our manufacturing activities consist of integrating, assembling and testing components and subassemblies. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the spectroscopic ellipsometer component incorporated into our advanced measurement systems, from external suppliers.

We procure some of our other critical systems' components, subassemblies and services from single suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate supplies of components and subassemblies for our systems in a timely manner. However, disruption or termination of certain of these sources could have a significant adverse impact on our ability to manufacture our systems. In addition, our failure to timely use components in our manufacturing processes due to delays or cancellation of orders may lead to write-downs of inventory. A disruption in supply or inventory window would, in turn, have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole supplier or a limited group of suppliers and our reliance on subcontractors involve several risks, including:

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

Our integrated metrology systems are integrated onto systems sold independently by Wafer Fabrication Equipment Suppliers, and a decrease in sales by these suppliers, or the development of competing systems by these suppliers, could harm our business.

We believe that sales of integrated metrology systems will continue to be an important source of our net revenues. Sales of our integrated metrology systems depend upon the ability of a small number of Wafer Fabrication Equipment Suppliers to sell semiconductor manufacturing equipment products that are compatible with our metrology systems as components.  If these suppliers, such as Applied Materials, Inc., Lam Research Corporation and Tokyo Electron, are unable to sell such products, if they choose to focus their attention on products that do not integrate our systems, or if they choose to develop competing systems, our business could suffer.

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

Potential risks associated with acquisitions could include, among other things:

•	our inability to realize the benefits or cost savings that we expect to realize as a result of the acquisition;
•	diversion of management's attention;
•	our inability to successfully integrate our businesses with the business of the acquired company;
•

motivating, recruiting and retaining executives and key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company;

•	consolidating and streamlining sales, marketing and corporate operations;

•	potential exposure to unknown liabilities of acquired companies;
•	loss of key employees and customers of the acquired business; and
•	managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions.

If an acquisition is not successfully completed or integrated into our existing operations, our business, financial condition and results of operations could be adversely impacted.

In addition, to finance any acquisitions we may be required to raise additional funds through public or private equity or debt financings, however:

•

to obtain such financing we may be forced to obtain financing on terms that are not favorable to us and, in the case of equity or convertible debt financing, the financing may result in dilution to our stockholders; or

•	such financing may not be available to us at all, which could prevent us from entering into or completing the acquisition.

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

Net average selling prices of our products may decrease over time, which could have a material adverse effect on our revenues and operating results.

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

In 2015, 2014, and 2013, 80%, 78% and 67%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in these countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products and our business would suffer.

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

We have invested substantial time and resources into the development of new products, services and technologies.  However, we cannot accurately predict the future level of acceptance of our products and services by our customers.  As a result, we may not be able to generate anticipated revenue from sales of these products and services, or future new products, services and improvements.

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

Fluctuations in our effective tax rate may affect operating results. Our effective tax rate is subject to fluctuation based on a variety of factors, such as:

•	the jurisdictions in which our profits are determined to be earned and taxed;
•	changes to tax laws, regulations and interpretations;
•	our ability to obtain approval and the timing of receipt of approval from the Internal Revenue Service of tax elections;
•	changes in the valuation of our deferred tax assets and liabilities;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions and
•	changes in available tax credits.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 26, 2015, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	135,692	Corporate headquarters, manufacturing and corporate housing
Leased	United Kingdom	20,338	Sales and service
Leased	South Korea	20,234	Sales, service and corporate housing
Leased	Japan	14,974	Sales, service and corporate housing
Leased	United States	19,551	Engineering, sales and service
Leased	Taiwan	18,248	Sales and service
Leased	China	11,379	Sales and service
Leased	Singapore	4,529	Sales and service
Leased	France	828	Sales and service
Leased	Switzerland	387	Sales and service

We believe that our existing facilities are suitable and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NANO.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock on a quarterly basis as reported on the NASDAQ Global Select Market.

Fiscal Year 2015	High	Low
First quarter	$18.60	$15.32
Second quarter	$17.09	$14.46
Third quarter	$16.30	$12.33
Fourth quarter	$15.91	$12.12

Fiscal Year 2014	High	Low
First quarter	$19.05	$16.18
Second quarter	$18.42	$15.55
Third quarter	$18.60	$15.15
Fourth quarter	$16.59	$13.07

Stockholders

On February 12, 2016, there were approximately 181 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

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

	12/10	12/11	12/12	12/13	12/14	12/15
Nanometrics Incorporated	100.00	143.57	112.39	148.48	131.10	118.00
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
RDG Technology Composite	100.00	100.56	115.30	152.75	177.73	181.32

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

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

During fiscal year 2015, we repurchased and retired 111,050 shares of our common stock at the weighted average price of $15.49 per share under this approved plan, all of which were purchased in the first quarter of fiscal year 2015.  As of December 26, 2015, $4.4 million remained available for the future repurchase of shares of common stock under the 2012 program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  Our fiscal years 2015, 2014, 2013, 2012 and 2011, as referred to below, refer to our fiscal years ended December 26, 2015, December 27, 2014, December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

	Fiscal Year
	2015	2014(1)	2013	2012	2011(2)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenues	$187,367	$166,443	$144,307	$182,881	$230,061
Gross profit	$89,667	$75,822	$62,676	$83,928	$122,101
Income (loss) from operations	$4,973	$(11,653)	$(21,709)	$5,478	$45,766
Net income (loss)	$2,905	$(31,118)	$(14,146)	$4,465	$28,685
Basic net income (loss) per share	$0.12	$(1.30)	$(0.61)	$0.19	$1.26
Diluted net income (loss) per share	$0.12	$(1.30)	$(0.61)	$0.19	$1.22

(1)	Our net loss included a non-cash valuation allowance of $21.1 million on certain U.S. deferred tax assets.
(2)	We acquired Nanda Technologies GmbH in fiscal 2011. The result of this acquisition have been included in our consolidated financial statements since the date of the acquisition.

	Fiscal Year Ended
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$83,085	$83,962	$92,862	$109,908	$97,699
Working capital	$132,903	$119,644	$141,797	$158,587	$160,629
Total assets	$235,540	$223,236	$262,834	$259,454	$267,221
Long-term liabilities including current portion of debt obligation	$3,001	$5,497	$6,504	$13,884	$17,213
Total stockholders’ equity	$187,328	$179,537	$207,373	$215,771	$209,992

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. In 2015, we derived 78% of our total net revenues from product sales and 22% of our total net revenues from services.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by cyclical growth. Changing trends in the semiconductor industry continue to drive the need for metrology as a major component of device manufacturing. These trends include:

•

Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Our customers use photolithographic processes to create patterns on wafers. Critical dimensions must be carefully controlled during this process. In advanced node device definition, additional monitoring of thickness and profile dimensions on these patterned structures at Chemical Mechanical Polishing, Etch, and Thin Film processing is driving broader OCD adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state-of-the-art devices. Nanometrics OCD technology is broadly adopted across NAND, DRAM, and logic semiconductor manufacturing processes.

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

•

Need for Improved Process Control to Drive Process Efficiencies. Competitive forces influencing semiconductor device manufacturers, such as price-cutting, shorter product life cycles and time to market, place pressure on manufacturers to rapidly achieve production efficiency. Device manufacturers are using our integrated and automated systems throughout the fabrication process to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

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

For product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer to the customer, which usually occurs upon shipment from our manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria have been met. For initial sales where we have not previously met the defined customer specified acceptance criteria, we recognize product revenues upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, we recognize revenue upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

We warrant our products against defects in manufacturing. Upon recognition of product revenue, we record a liability for anticipated warranty costs. On occasion, customers request a warranty period longer than our standard warranty. In those instances where extended warranty services are separately quoted to the customer, we defer and recognize the associated revenue as service revenue ratably over the term of the contract. We include the portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period in deferred revenue.

As part of customer services, we also sell software that is considered to be an upgrade to a customer's existing systems. These standalone software upgrades are not essential to the tangible product's functionality and are accounted for under software revenue recognition rules which require vendor specific objective evidence ("VSOE") of fair value to allocate revenue in a multiple element arrangement.  We recognize revenue from upgrades when the upgrades are delivered to the customer, provided that all other recognition criteria have been met.

We recognize revenue related to spare parts upon shipment. We recognize revenue related to billable services when the services are completed. Service contracts may be purchased by the customer during or after the warranty period and we recognize revenue ratably over the service contract period.

Frequently, we deliver products and various services in a single transaction. Our deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. Our typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty.  Other arrangements may consist of a sale of tools bundled with service elements or delivery of different types of services.  Tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. We defer the portion of revenue associated with installation based on estimated fair value and we recognize that revenue upon completion of the installation. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term and such terms can be up to 12 months. We do not generally grant customers a general right of return or refund and may impose a penalty on orders cancelled prior to the scheduled shipment date.

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

When certain elements in multiple-element arrangements are not delivered or accepted at the end of a reporting period, the relative selling prices of undelivered elements are deferred until these elements are delivered and/or accepted.  If deliverables cannot be accounted for as separate units of accounting, the entire arrangement is accounted for as a single unit of accounting and we defer revenue until all elements are delivered and all revenue recognition requirements are met.

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the inability of our customers to make their required payments. We establish credit limits through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts adequately reflects our risk associated with our receivables. If the financial condition of a customer were to deteriorate, resulting in their inability to make payments, we would assess the necessity of recording additional allowances. This would result in additional general and administrative expenses being recorded for the period in which such determination was made

Inventories – Inventories are stated at the lower of cost, which approximates actual cost on a first-in, first-out basis, or market. We are exposed to a number of economic and industry-specific factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in our market, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed of.  Therefore, a sale of reserved inventory has a higher gross profit margin. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. Inventory includes evaluation tools placed at customer sites. For demonstration inventory, we also consider the age of the inventory and potential cost to refurbish the inventory prior to sale. We amortize demonstration inventory over its useful life and the amortization expense is included in total inventory write down on our statements of cash flows. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional reserves may be required, which would adversely affect gross margin and net income.

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

Results of Operations

Total net revenues.

Our net revenues comprised the following (in thousands, except percentages):

	Fiscal Year
	2015	2014	Change
Automated systems	$102,386	$108,768	$(6,382)	(5.9)%
Integrated systems	31,579	15,334	16,245	105.9%
Materials characterization systems	12,980	9,487	3,493	36.8%
Total product revenue	146,945	133,589	13,356	10.0%
Service	40,422	32,854	7,568	23.0%
Total net revenues	$187,367	$166,443	$20,924	12.6%

	Fiscal Year
	2014	2013	Change
Automated systems	$108,768	$82,924	$25,844	31.2%
Integrated systems	15,334	11,412	3,922	34.4%
Materials characterization systems	9,487	13,066	(3,579)	(27.4)%
Total product revenue	133,589	107,402	26,187	24.4%
Service	32,854	36,905	(4,051)	(11.0)%
Total net revenues	$166,443	$144,307	$22,136	15.3%

In 2015, total net revenues increased by $20.9 million from 2014, principally due to an industry-wide improvement in 3D NAND-related semiconductor capital spending and from an increase in foundry penetration. Approximately $16.2 million of the increase in product revenues was attributable to sales of our Integrated Systems (principally IMPULSE®), primarily with 3D-NAND-related customers. Materials Characterization accounted for $3.5 million of the increase and was partially offset by Automated systems sales which decreased by $6.4 million. Service revenue increased by $7.6 million in 2015 principally due to an increase in upgrade revenue as a result of higher demand for upgrades of installed tools. Upgrades tend to fluctuate based on availability of new functionality from upgrades and customer production cycles, which determine when customers purchase available upgrades.

In 2014, total net revenues increased by $22.1 million from 2013, principally due to an industry-wide improvement in memory-related semiconductor capital spending and from an increase in foundry penetration, supported by the adoption of multiple Atlas ® , UniFire™ and IMPULSE ® systems by several customers during the first half of the year. This increase was partially offset by the decline in process metrology spending that occurred in the third quarter of 2014 due to a significant pause in spending at our two largest customers, and a decline in service revenues. Approximately $26.2 million of the increase in product revenues was attributable to sales of our Automated Systems (principally Atlas® followed by UniFire™). Integrated Systems accounted for $3.9 million of the increase (principally IMPULSE ®) and was partially offset by Materials Characterization sales which decreased by $3.6 million. Service revenue decreased by $4.1 million in 2014 principally due to a decrease in upgrade revenue as a result of lower demand for upgrades of installed tools during the first, third and fourth quarters of 2014.  Upgrades tend to fluctuate from quarter to quarter based on availability of new functionality from upgrades and customer production cycles, which determine when customers purchase available upgrades.

With a significant portion of the world's semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin.

Our gross margin breakdown was as follows:

	Fiscal Year
	2015	2014	2013
Products	46.7%	46.5%	44.6%
Service	51.9%	41.9%	47.2%

The calculation of product gross margin includes both cost of products and amortization of intangibles. The gross margin on product revenue increased to 46.7% in 2015 from 46.5% in 2014.  The increase was due primarily to improved factory overhead absorption, lower amortization of intangibles and a 10% increase in product revenue during 2015, offset by higher installation and warranty costs. The gross margin on our services business increased to 51.9% from 41.9% in 2014, reflecting an increase of 10 percentage points, due principally to an increase in upgrade revenues, which typically have higher margins than core service revenue.

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

Operating expenses.

Our operating expenses comprise the following categories (in thousands, except percentages):

	Fiscal Year
	2015	2014	Change
Research and development	$32,701	$33,776	$(1,075)	(3.2)%
Selling	28,055	27,033	1,022	3.8%
General and administrative	22,444	23,980	(1,536)	(6.4)%
Amortization of intangible assets	114	420	(306)	(72.9)%
Restructuring charge	1,380	2,266	(886)	(39.1)%
Total operating expenses	$84,694	$87,475	$(2,781)	(3.2)%

	Fiscal Year
	2014	2013	Change
Research and development	$33,776	$32,714	$1,062	3.2%
Selling	27,033	27,129	(96)	(0.4)%
General and administrative	23,980	22,101	1,879	8.5%
Amortization of intangible assets	420	701	(281)	(40.1)%
Restructuring charge	2,266	1,740	526	30.2%
Total operating expenses	$87,475	$84,385	$3,090	3.7%

Research and development.

Research and development costs decreased by $1.1 million or 3.2% in 2015 compared to 2014 related primarily due to a decrease in spending for non-recurring engineering projects, including product design and prototype development, along with related material spending and expenses associated with R&D investments for our next generation Automated and Integrated systems, partially offset by increases in variable compensation costs.

Research and development costs increased by $1.1 million or 3.2% in 2014 compared to 2013 related primarily to expense incurred in developing product improvements for our OCD and advance packaging system products.

Selling.

Selling expenses increased by $1.0 million or 3.8% in fiscal year 2015 compared to fiscal year 2014. The increase is primarily due to an increase in commissions and amortization of demonstration tools, offset in part by a decrease in travel and related expenses.

Selling expenses remained relatively flat in fiscal year 2014 compared to fiscal year 2013.

General and administrative.

General and administrative expenses decreased by $1.5 million or 6.4% in fiscal year 2015 compared to 2014.   The decrease was primarily due lower headcount and a decrease in consulting expenditures.

General and administrative expenses increased by $1.9 million or 8.5% in fiscal year 2014 compared to 2013.   The increase was primarily due to the depreciation related to our ERP implementation in 2014 and higher variable compensation expenses.

Amortization of intangible assets.

Amortization of intangible assets included in operating expenses in fiscal year 2015 decreased compared to 2014, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2014.

Amortization of intangible assets included in operating expenses in fiscal year 2014 decreased slightly compared to 2013, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2013.

Restructuring charge.

We recorded a restructuring charge of $1.4 million in 2015 as a result of our decision to maximize operating effectiveness. This amount includes charges primarily related to employee severance and related costs.  As of December 26, 2015, we had completed and settled in full all cash payments related to employee severance.

We recorded a restructuring charge of $2.3 million in 2014 related to our efforts to improve operating efficiencies. This amount included charges primarily related to employee severance, other expenses (primarily vendor contract termination costs) and early termination costs related to a facility lease due to expire in 2017 in the amounts of $1.2 million, $0.3 million and $0.8 million respectively. We measured and recognized the exit liability associated with the lease at the cease-use date. We completed this restructuring plan in March 2015. Other related costs were recognized as incurred.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Fiscal Year
	2015	2014	Change
Interest income	$71	$47	$24	51.1%
Interest expense	(289)	(389)	100	(25.7)%
Other income (expense)	813	374	439	117.4%
Total other income (expense), net	$595	$32	$563	1759.4%

	Fiscal Year
	2014	2013	Change
Interest income	$47	$62	$(15)	(24.2)%
Interest expense	(389)	(651)	262	(40.2)%
Other income (expense)	374	(1,267)	1,641	NM*
Total other expense, net	$32	$(1,856)	$1,888	(101.7)%

*	NM = not meaningful

Interest income increased minimally in 2015 from 2014 as the average balances of cash, cash equivalents, and marketable securities remained relatively flat.  Interest expense was lower in 2015 than in the prior year due primarily to payments made to Zygo to decrease the outstanding liability related to acquisition of certain assets from Zygo. Other income increased by $0.4 million principally due to fluctuations in foreign exchange rates.

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

Our provision (benefit) for income taxes was $2.7 million, $19.5 million and $(9.4) million in 2015, 2014 and 2013, respectively. The decrease in the tax provision for 2015 from 2014 was primarily related to the recording of a valuation allowance against our U.S. deferred tax assets for the year ended 2014. The increase in the tax provision for 2014 from 2013 was primarily related to the recording of the same valuation allowance.

Our provision for income taxes for 2015 of $2.7 million reflects an effective tax rate of 47.8%.  This rate differs from the Federal statutory rate of 35.0% primarily due to losses incurred in foreign jurisdictions where no benefit is currently recorded, as well as equity compensation expenses for which no current tax deduction is available. Our provision for income taxes for 2014 of $19.5 million reflects an effective tax rate of (167.8) %. This rate differs from the Federal statutory rate of 35.0% primarily due to the recording of a valuation allowance against our U.S. deferred tax assets which represented a $23.9 million provision as well as equity compensation expenses for which no current tax deduction is available, offset by foreign income being taxed at lower rates. Our benefit from income taxes for 2013 of $(9.4) million reflects an effective tax rate of 40.0%.  This rate differs from the Federal statutory rate of 35.0% primarily due to the reinstatement of the Federal R&D tax credit, which represented a $1.4 million benefit for both 2012 and 2013, as well as the benefit from state income taxes, offset by tax on foreign income, and equity compensation expenses for which no current tax deduction is available.

We maintain valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We currently maintain a valuation allowance against our deferred tax assets in U.S., Israel, Germany, Switzerland, Singapore, and United Kingdom.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in millions):

	December 26, 2015	December 27, 2014	December 28, 2013
Cash, cash equivalents and marketable securities	$83.1	$84.0	$92.9
Working capital	$132.9	$119.6	$141.8
Cash provided by (used in) operating activities	$1.6	$(0.6)	$(2.4)
Cash provided by (used in) investing activities	$2.0	$(8.1)	$(7.8)
Cash provided by (used in) financing activities	$0.2	$(0.7)	$(7.5)

During 2015, cash provided by operating activities was a result of $2.9 million of net income, non-cash adjustments to net income of $19.4 million and a decrease in net change in operating assets and liabilities of $20.7 million. Increase in cash from operating activities in fiscal 2015 compared to fiscal 2014 was primarily due to improved working capital and increase in sales.  Cash provided by investing activities of $2.0 million during 2015, consisted primarily of cash provided by maturities of marketable securities, net of purchases of $0.4 million, and  cash received from sales of marketable securities of $3.4 million, partially offset by cash used to acquire property, plant and equipment of $1.8 million. Cash provided by financing activities of $0.2 million during 2015 consisted primarily of $4.0 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash used to repurchase common stock of $1.7 million, royalty and other payments to Zygo of $0.9 million, and cash paid for taxes on net issuance of stock awards of $1.2 million.

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

We earn a portion of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions.  As a result, $6.4 million of our cash is held by foreign subsidiaries, a portion of which would have to be repatriated to the United States.  We currently do not intend nor foresee a need to repatriate these funds.  We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.

If we should require more capital in the United States than is generated by our domestic operations, for example to fund significant discretionary activities such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances.  These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings.

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

The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf.  The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum.  Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of December 26, 2015 was $16.7 million. As of December 26, 2015, we were not in breach of any restrictive covenants in connection with this line of credit. There were no borrowings against the line of credit during 2015 or 2014 and there were no outstanding amounts drawn on this facility as of December 26, 2015 and December 27, 2014, respectively. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Repurchases of Common Stock - In May 29, 2012, our Board of Directors approved a stock repurchase program to repurchase up to $20.0 million of our common stock. As of December 26, 2015, our Board of Directors had further authorized additional repurchases resulting in an aggregate repurchase authorization of up to $30.0 million of shares of common stock under the approved programs.

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

Shares repurchased and retired for the indicated periods of the applicable repurchase programs with the associated cost of repurchase and amount available for repurchase at the end of the respective periods are as follows (in thousands, except number of shares and weighted average price per share):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Number of shares of common stock repurchased	111,050	362,633	332,771
Weighted average price per share	$15.49	$14.74	$15.03
Total cost of repurchase	$1,721	$5,344	$5,000
Amount available for repurchase at end of period	$4,397	$6,118	$11,462

$4.4 million remained available for the future repurchase of our common stock under the 2012 program.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo whereby we have purchased inventory and certain other assets from Zygo, and the two companies entered into a supply agreement.  We will make payments to Zygo (with an estimated present value of $1.5 million as of December 26, 2015) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.  We made royalty and sustaining engineering payments of $0.9 million and $0.6 million to Zygo in fiscal years 2015 and 2014, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of December 26, 2015 and December 27, 2014, respectively.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 26, 2015, and the effect of such obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase commitments - inventory (1)	$24,890	$24,890	$—	$—	$—
Fair value of deferred payments to Zygo Corporation related to acquisition (2)	1,804	1,004	400	400	—
Restructuring	256	256	—	—	—
Other long-term liabilities	333	2	—	—	331
Operating lease obligations	2,823	1,372	1,140	311	—
Total	$30,106	$27,524	$1,540	$711	$331

(1)

We maintain certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply availability for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 26, 2015 was approximately $24.9 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.

(2)

On June 17, 2009, we announced a strategic business partnership with Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. (“Zygo”), whereby we have purchased inventory and certain other assets from Zygo, and the two companies entered into a supply agreement.  We will make payments to Zygo (with an estimated present value of $1.5 million and an estimated future value of $1.8 million as of December 26, 2015) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

Excluded from the contractual obligation table above are $0.8 million of future payments related to uncertain tax positions because we cannot reliably estimate the timing of the settlements with the respective tax authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States: 80%, 78%, and 67% of sales in 2015, 2014, and 2013, respectively, and 22%, 16%, and 16% of net revenues in 2015, 2014, and 2013, respectively, were denominated in currencies other than the U.S. dollar.  Additionally, portions of our costs of net revenues and our operating expenses are incurred by our international operations and denominated in local currencies.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany balances in which costs are charged between our U.S. headquarters and our foreign subsidiaries.  On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity's functional currency is generally its respective local currency, there is exposure to foreign exchange risk on a consolidated basis. Intercompany balances are denominated primarily in U.S. dollars and, to a lesser extent, other local currencies.  The net intercompany balance, exposed to foreign currency risk, at December 26, 2015 was approximately $0.7 million.  A hypothetical change of 10% in the relative value of the US dollar versus local functional currencies could result in an increase or decrease of approximately $0.1 million in transaction gains or losses which would be included in our statement of operations.

For 2015, 2014 and 2013, foreign currency transactions resulted in a loss of $0.5 million, a gain of $0.1 million and a loss of $0.7 million, respectively.

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

The following table provides information about our foreign currency forward exchange contracts as of December 26, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during January 2016.

	Notional Principal	Contract Price
	(in millions)
Forward Contracts
Korean won	$7.0	$1,174
European Union euro	4.1	1.10
Israeli shekel	2.1	3.88
Singapore dollar	2.7	1.41
Chinese yuan	1.4	6.52
Japanese yen	13.2	121.27
Total	$30.5
Estimated Fair Value	$30.4

There were no forward contracts as of December 27, 2014.

We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. At December 26, 2015, and December 27, 2014, we held $44.9 million and $49.3 million, respectively, in marketable securities.  The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 26, 2015 and December 27, 2014, the average duration of our portfolio was less than nine months.  We do not hold securities for trading purposes.

As of December 26, 2015 and December 27, 2014, there were no amounts borrowed against the line of credit and, therefore, there exists no significant interest rate risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nanometrics Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Nanometrics Incorporated and its subsidiaries at December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

San Jose, California

February 24, 2016

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,154	$34,676
Marketable securities	44,931	49,286
Accounts receivable, net of allowances of $150 and $253, respectively	37,832	26,121
Inventories	47,749	35,105
Inventories-delivered systems	2,856	1,912
Prepaid expenses and other	6,592	9,289
Deferred income tax assets	—	1,457
Total current assets	178,114	157,846
Property, plant and equipment, net	44,493	49,633
Goodwill	9,415	10,494
Intangible assets, net	1,867	4,294
Deferred income tax assets	1,118	410
Other assets	533	559
Total assets	$235,540	$223,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,675	$10,199
Accrued payroll and related expenses	10,097	8,700
Deferred revenue	12,790	10,021
Other current liabilities	8,878	8,265
Income taxes payable	1,771	1,017
Total current liabilities	45,211	38,202
Deferred revenue	827	2,591
Income taxes payable	775	701
Deferred tax liability	521	926
Other long-term liabilities	878	1,279
Total liabilities	48,212	43,699
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,224,286 and 23,813,729, respectively, issued and outstanding	24	24
Additional paid-in capital	258,715	251,396
Accumulated deficit	(66,209)	(69,114)
Accumulated other comprehensive income	(5,202)	(2,769)
Total stockholders’ equity	187,328	179,537
Total liabilities and stockholders’ equity	$235,540	$223,236

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net revenues:
Products	$146,945	$133,589	$107,402
Service	40,422	32,854	36,905
Total net revenues	187,367	166,443	144,307
Costs of net revenues:
Cost of products	76,224	68,812	59,509
Cost of service	19,450	19,086	19,489
Amortization of intangible assets	2,026	2,723	2,633
Total costs of net revenues	97,700	90,621	81,631
Gross profit	89,667	75,822	62,676
Operating expenses:
Research and development	32,701	33,776	32,714
Selling	28,055	27,033	27,129
General and administrative	22,444	23,980	22,101
Amortization of intangible assets	114	420	701
Restructuring charge	1,380	2,266	1,740
Total operating expenses	84,694	87,475	84,385
Income (loss) from operations	4,973	(11,653)	(21,709)
Other (income) expense:
Interest income	71	47	62
Interest expense	(289)	(389)	(651)
Other income (expense), net	813	374	(1,267)
Total other income (expense), net	595	32	(1,856)
Income (loss) before income taxes	5,568	(11,621)	(23,565)
Provision for (benefit from) income taxes	2,663	19,497	(9,419)
Net income (loss)	$2,905	$(31,118)	$(14,146)
Net income (loss) per share:
Basic	$0.12	$(1.30)	$(0.61)
Diluted	$0.12	$(1.30)	$(0.61)
Weighted average shares used in per share calculation:
Basic	24,059	23,958	23,290
Diluted	24,375	23,958	23,290

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net income (loss)	$2,905	$(31,118)	$(14,146)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,344)	(3,239)	(818)
Employee benefit plan adjustment	(76)	(106)	151
Net change on unrealized gains (losses) on available-for-sale investments	(13)	(36)	7
Other comprehensive loss	(2,433)	(3,381)	(660)
Comprehensive income (loss)	$472	$(34,499)	$(14,806)

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2012	23,250,429	$23	$238,326	$(23,850)	$1,272	$215,771
Net loss	—	—	—	(14,146)	—	(14,146)
Employee benefit plan adjustment	—	—	—	—	151	151
Foreign currency translation adjustments	—	—	—	—	(818)	(818)
Unrealized loss on investments, net of tax	—	—	—	—	7	7
Issuance of common stock under stock-based compensation plans	619,617	1	3,733	—	—	3,734
Stock-based compensation expense	—	—	7,674	—	—	7,674
Repurchases and retirement of common stock	(332,771)	—	(5,000)	—	—	(5,000)
Balance as of December 28, 2013	23,537,275	24	244,733	(37,996)	612	207,373
Net loss				(31,118)	—	(31,118)
Employee benefit plan adjustment	—	—	—	—	(106)	(106)
Foreign currency translation adjustments	—	—	—	—	(3,239)	(3,239)
Unrealized gain on investments, net of tax	—	—	—	—	(36)	(36)
Issuance of common stock under stock-based compensation plans	639,087	—	5,255	—	—	5,255
Stock-based compensation expense	—	—	6,752	—	—	6,752
Repurchases and retirement of common stock	(362,633)	—	(5,344)	—	—	(5,344)
Balance as of December 27, 2014	23,813,729	24	251,396	(69,114)	(2,769)	179,537
Net income	—	—	—	2,905		2,905
Employee benefit plan adjustment	—	—	—	—	(76)	(76)
Foreign currency translation adjustments	—	—	—	—	(2,344)	(2,344)
Unrealized gain on investments, net of tax	—	—	—	—	(13)	(13)
Issuance of common stock under stock-based compensation plans	521,607	—	2,792	—	—	2,792
Stock-based compensation expense	—	—	6,248	—	—	6,248
Repurchases and retirement of common stock	(111,050)	—	(1,721)	—	—	(1,721)
Balance as of December 26, 2015	24,224,286	$24	$258,715	$(66,209)	$(5,202)	$187,328

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income (loss)	$2,905	$(31,118)	$(14,146)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,075	9,767	8,787
Stock-based compensation	6,248	6,752	7,674
Excess tax benefit from equity awards	—	—	53
Disposal of fixed assets	1,121	249	177
Inventory write-down	2,645	2,897	7,579
Deferred income taxes	345	17,915	(6,889)
Changes in fair value of contingent payments to Zygo Corporation	(56)	201	1,325
Changes in assets and liabilities:
Accounts receivable	(12,610)	3,861	(10,376)
Inventories	(16,431)	(7,173)	(7,024)
Inventories-delivered systems	(943)	4,988	(4,627)
Prepaid expenses and other	3,271	2,303	(1,855)
Accounts payable, accrued and other liabilities	4,167	1,790	4,840
Deferred revenue	1,006	(12,855)	12,717
Income taxes payable	828	(212)	(666)
Net cash provided by (used in) operating activities	1,571	(635)	(2,431)
Cash flows from investing activities:
Sales of marketable securities	3,383	—	—
Maturities of marketable securities	41,863	38,839	47,089
Purchases of marketable securities	(41,449)	(41,100)	(49,182)
Purchases of property, plant and equipment	(1,846)	(5,792)	(5,689)
Net cash provided by (used in) investing activities	1,951	(8,053)	(7,782)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(851)	(587)	(1,004)
Repayments of debt obligations	—	—	(5,224)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,974	5,958	4,967
Excess tax benefit from equity awards	—	—	(53)
Taxes paid on net issuance of stock awards	(1,182)	(702)	(1,181)
Repurchases of common stock	(1,721)	(5,344)	(5,000)
Net cash provided by (used in) financing activities	220	(675)	(7,495)
Effect of exchange rate changes on cash and cash equivalents	(264)	(726)	(442)
Net increase (decrease) in cash and cash equivalents	3,478	(10,089)	(18,150)
Cash and cash equivalents, beginning of period	34,676	44,765	62,915
Cash and cash equivalents, end of period	$38,154	$34,676	$44,765
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$232
Cash paid (refund) for income taxes, net	$(826)	$861	$313
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$1,469	$3,275	$3,145

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses, as well as remeasurement of assets and liabilities denominated in a currency other than the functional currency are reflected in “Other income (expense)” in the consolidated statements of operations in the period incurred, and consists of a $0.5 million gain, a $0.1 million gain and a $0.7 million loss for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivatives – The Company enters into foreign currency forward exchange contracts to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates.  Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.  The Company does not use forward contracts for trading purposes.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $0.3 million in 2015, $0.2 million in 2014, and $0.2 million in 2013.

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

Net Income (Loss) Per Share - Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) restricted stock units subject to vesting and shares issuable under the employee stock purchase plan.  In applying the treasury stock method, 0.3 million stock option shares for fiscal year 2015 were included because their effects were anti-dilutive.  While these stock option shares are currently anti-dilutive, they could be dilutive in the future.  During both fiscal 2014 and 2013, the Company incurred a net loss, therefore, diluted net loss per share excludes 0.4 million shares that were anti-dilutive.

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

The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company's top five largest customers in 2015, 2014 and 2013 consisted of 69%, 72% and 71%, respectively, of its total net revenues. The Company participates in a dynamic high technology industry and believes that changes in

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or sub-assemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.

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

Note 2. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. As permitted, the Company early-adopted this standard in fiscal year 2015 on a prospective basis. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued an accounting standards update which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  The new standard applies only to inventories for which cost is determined by methods other than last-in-first-out and the retail inventory method.  It is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of this standard to determine if this guidance will have a material impact on its consolidated financial statements.

In January 2015, the FASB issued an accounting standard update which simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect any impact on the adoption of this standard on its consolidated financial statements.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	December 26, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$590	$—	$—	$590	$610	$—	$—	$610
Commercial paper and corporate debt securities	—	4,568	—	4,568	—	—	—	—
Total cash equivalents	$590	$4,568	$—	$5,158	$610	$—	$—	$610

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	4,401	20,164	—	24,565	2,497	20,537	—	23,034
Commercial paper, municipal securities and corporate debt securities	—	20,366	—	20,366	—	26,252	—	26,252
Total marketable securities	$4,401	$40,530	$—	$44,931	$2,497	$46,789	$—	$49,286

Total(1)	$4,991	$45,098	$—	$50,089	$3,107	$46,789	$—	$49,896

Liabilities:
Contingent consideration payable	$—	$—	$1,490	$1,490	$—	$—	$2,397	$2,397

(1)	Excludes $33.0 million and $34.1 million held in operating accounts as of December 26, 2015 and December 27, 2014, respectively.

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

Changes in Level 3 liabilities (in thousands)
Fair value at December 28, 2013	$2,783
Payments made to Zygo Corporation	(587)
Change in fair value included in earnings	201
Fair value at December 27, 2014	2,397
Payments made to Zygo Corporation	(851)
Change in fair value included in earnings	(56)
Fair value at December 26, 2015	$1,490

As of December 26, 2015, the Company had liabilities of $1.5 million resulting from the acquisition of certain assets from Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. (“Zygo”), which are measured at fair value on a recurring basis, and changes in fair value recorded in other income (expense), net. Of the $1.5 million of Zygo liabilities at December 26, 2015, $0.9 million was a current liability and $0.6 million was a long-term liability. As of December 27, 2014, the Company had liabilities of $2.4 million resulting from the acquisition of certain assets from Zygo which are measured at fair value on a recurring basis. Of the $2.4 million of Zygo liability at December 27, 2014, $1.4 million was a current liability and $1.0 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs using a discounted cash flow model incorporating

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

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

The loss on settlement of forward foreign currency contracts included in the fiscal year ended December 26, 2015, was $0.3 million, and is included in other income (expense), net, in the consolidated statements of operations. There were no forward foreign currency contracts entered into in fiscal 2014.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as of December 26, 2015:

Notional Principal
(in millions)
Undesignated Hedges:
Forward Foreign Currency Contracts	$30.5

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Cash and Investments

The following table presents cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value

Cash	$32,996	$—	$—	$32,996
Cash equivalents:
Money market funds	590	—	—	590
Commercial paper and corporate debt securities	4,568	—	—	4,568
Marketable securities:
Commercial paper	1,884	—	—	1,884
U.S. Treasury securities	4,411	—	(10)	4,401
U.S. Government agency securities	20,193	1	(29)	20,165
Municipal securities	3,747	1	(3)	3,745
Corporate debt securities	14,759	—	(23)	14,736
Total cash, cash equivalents, and marketable securities	$83,148	$2	$(65)	$83,085

	December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,066	$—	$—	$34,066
Cash equivalents:
Money market funds	610	—	—	610
Marketable securities:
Commercial paper and corporate debt securities	805	—	—	805
U.S. Treasury securities	2,498	—	(1)	2,497
U.S. Government agency securities	20,556	1	(19)	20,538
Municipal securities	3,755	1	(7)	3,749
Corporate debt securities	21,722	1	(26)	21,697
Total cash, cash equivalents, and marketable securities	$84,012	$3	$(53)	$83,962

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of December 26, 2015 and December 27, 2014, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.  Gross realized gain and losses on sale of securities are recorded in other income, net, in our statement of operations.  Net realized gain and losses for fiscal 2015, 2014, and 2013 was $0.2 million, $0.2 million and $0.2 million, respectively.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity. Both the gross unrealized gains and gross unrealized losses for the fiscal years ended December 26, 2015, and December 27, 2014 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of December 26, 2015 and December 27, 2014, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 1.15% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $15.7 million and $7.7 million of receivables during fiscal years ended December 26, 2015 and December 27, 2014, respectively. There were no material gains or losses on the sale of such receivables.  There were no amounts due from such third party financial institutions at December 26, 2015, and December 27, 2014.

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	December 26, 2015	December 27, 2014
Inventories:
Raw materials and sub-assemblies	$26,784	$19,463
Work in process	12,862	7,723
Finished goods	8,103	7,919
Inventories	47,749	35,105
Inventories-delivered systems	2,856	1,912
Total inventories	$50,605	$37,017

Property, plant and equipment, net:(1)
Land	$15,569	$15,572
Building and improvements	20,158	19,641
Machinery and equipment	32,995	29,456
Furniture and fixtures	2,266	2,225
Software	8,245	7,942
Capital in progress	1,328	3,512
Total property, plant and equipment, gross	80,561	78,348
Accumulated depreciation and amortization	(36,068)	(28,715)
Total property, plant and equipment, net	$44,493	$49,633
(1) Total depreciation and amortization expense for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was $6.9 million, $6.6 million, and $5.4 million, respectively.
Other Current Liabilities:
Accrued warranty	$4,504	$2,953
Accrued restructuring	256	997
Accrued professional services	481	778
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	945	1,385
Other	2,692	2,152
Total other current liabilities	$8,878	$8,265

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of Accumulated Other Comprehensive Income (Loss)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 28, 2013	$635	$(28)	$5	$612
Current period change	(3,239)	(106)	(36)	(3,381)
Balance as of December 27, 2014	(2,604)	(134)	(31)	(2,769)
Current period change	(2,344)	(76)	(13)	(2,433)
Balance as of December 26, 2015	$(4,948)	$(210)	$(44)	$(5,202)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision.  The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the years ended December 26, 2015 and December 27, 2014, respectively (in thousands):

Balance as of December 29, 2013	$11,743
Foreign currency movements	(1,249)
Balance as of December 28, 2014	10,494
Foreign currency movements	(1,079)
Balance as of December 26, 2015	$9,415

There were no business acquisitions made by the Company during fiscal years 2015, 2014 and 2013.

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

The Company completed its annual goodwill impairment assessment during the fourth quarter of 2015 by first performing a Step 0 qualitative assessment. As part of this assessment, the Company considered the trading value of the Company's stock, the industry trends, and the Company's sales forecast and products plans. The Company concluded that it was more likely than not that the fair value was more than the carrying values of the Company's reporting unit and therefore did not proceed to the Step 1 goodwill impairment test.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at December 26, 2015. The Company did not record any impairment charges related to goodwill in fiscal year 2015.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company assesses if there have been triggers that may require it to evaluate the reasonableness of the remaining estimated useful lives of its intangible assets.  No such triggers were identified during fiscal year 2015.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 26, 2015 and December 27, 2014 consisted of the following (in thousands):

	December 26, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,098	$(14,387)	$1,711
Customer relationships	9,364	(9,364)	—
Brand names	1,927	(1,903)	24
Patented technology	2,252	(2,120)	132
Trademark	80	(80)	—
Total	$29,721	$(27,854)	$1,867

	December 27, 2014
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,950	$(12,991)	$3,959
Customer relationships	9,461	(9,449)	12
Brand names	1,927	(1,802)	125
Patented technology	2,252	(2,054)	198
Trademark	80	(80)	—
Total	$30,670	$(26,376)	$4,294

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, was $2.1 million, $3.1 million and $3.3 million, respectively.

There were no impairment charges related to intangible assets recorded during the year ended December 26, 2015.

The estimated future amortization expense of finite intangible assets as of December 26, 2015, is as follows (in thousands):

Fiscal Years	Amounts
2016	$1,455
2017	206
2018	140
2019	66
Thereafter	—
Total future amortization expense	$1,867

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts such amounts in accordance with changes in these factors.

Components of the warranty accrual, which were included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014
Balance as of beginning of period	$2,953	$3,426
Accruals for warranties issued during period	8,332	5,987
Settlements during the period	(6,781)	(6,460)
Balance as of end of period	$4,504	$2,953

Note. 9. Restructuring

The Company recorded a restructuring charge of approximately $1.4 million in 2015 as a result of its decision to maximize operating effectiveness. This amount includes charges primarily related to employee severance and related costs.  As of December 26, 2015, the Company had completed and settled in full all cash payments related to these charges.

The Company recorded a restructuring charge of approximately $2.3 million in 2014 as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. This amount included charges primarily related to employee severance, other expenses (primarily vendor contract termination costs) and early termination costs of a facility lease due to expire in 2017 in the amounts of $0.3 million and $0.8 million, respectively. The Company completed this restructuring plan by March 2015 and does not expect any remaining charges. Other related costs will be recognized as incurred.

As of December 26, 2015 and December 27, 2014, respectively, the components of the Company’s restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	1,369	—	11	1,380
Cash Payments	(1,752)	(334)	(35)	(2,121)
Balance as of December 26, 2015	$—	$249	$7	$256

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 28, 2013	$—	$—	$—	$—
Charges	1,163	784	319	2,266
Cash Payments	(780)	(201)	(288)	(1,269)
Balance as of December 27, 2014	$383	$583	$31	$997

Note 10. Line of Credit and Debt Obligations

Line of Credit – On May 30, 2014, the Company amended its revolving line of credit facility to (i) extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million.

The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum.  Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base,

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or (b) $20.0 million. The total borrowing base available as of December 26, 2015 was $16.7 million. As of December 26, 2015, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of December 26, 2015. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that Nanometrics’ products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as of December 26, 2015 and December 27, 2014.

The Company maintains certain open inventory purchase agreements with its suppliers to ensure a smooth and continuous supply availability for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company estimates its open inventory purchase commitment as of December 26, 2015 was approximately $24.9 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.

The Company leases facilities and certain equipment under non-cancelable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2015, 2014 and 2013, was approximately $1.7 million, $2.0 million and $2.2 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

Operating Leases
2016	$1,372
2017	733
2018	407
2019	311
Thereafter	—
Total	$2,823

On June 17, 2009, the Company announced a strategic business partnership with Zygo Corporation whereby it has purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement.  The Company will make payments to Zygo Corporation (with an estimated present value of $1.5 million and an estimated future value of $1.8 million as of December 26, 2015) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Weighted average common shares outstanding used in basic net income (loss) per share calculation	24,059	23,958	23,290
Potential dilutive common stock equivalents, using treasury stock method	316	—	—
Weighted average shares used in diluted net income (loss) per share calculation	24,375	23,958	23,290

For the year ended December 26, 2015, December 27, 2014, and December 28, 2013, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. For the year ended December 26, 2015, weighted average common share equivalents consisting of stock options and restricted stock units included in the calculation of diluted net income per share were 0.3 million shares.  For the years ended December 27, 2014 and December 28, 2013 potential dilutive common stock equivalents of 0.4 million shares and 0.4 million shares, respectively, were anti-dilutive and therefore were excluded from the calculation due to the net loss positions.

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

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Number of shares of common stock repurchased	111,050	362,633	332,771
Weighted average price per share	$15.49	$14.74	$15.03
Total cost of repurchase	$1,721	$5,344	$5,000
Amount available for repurchase at end of period	$4,397	$6,118	$11,462

$4.4 million remained available for the future repurchase of our common stock under the 2012 program.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual statutory limitation. At the end of the fiscal year ended December 26, 2015, the Company had 0.3 million shares remaining for issuance under the ESPP.  Shares purchased under the ESPP were 125,504 shares, 122,112 shares and 126,068 shares in 2015, 2014 and 2013 at a weighted average price of $13.98, $13.76 and $12.36, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 is based on awards expected to vest, it has been reduced for estimated forfeitures. ASC 740 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated forfeiture rates are based on historical forfeiture experience, which the Company believes is the best available information to estimate the future forfeiture rate. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are required to be separately classified in the consolidated statements of cash flows. The Company recognized zero, zero and $0.1 million of excess tax benefit in fiscal years 2015, 2014 and 2013, respectively.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Stock Options:
Expected life	—	4.6 years	4.5 years
Volatility	—	54.9%	69.9%
Risk free interest rate	—	1.54%	1.05%
Dividends	—	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Volatility	36.9%	31.2%	26.8%
Risk free interest rate	0.12%	0.54%	0.11%
Dividends	—	—	—

Stock Options and Restricted Stock Units (“RSUs”)

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

Stock Options

The weighted average fair value per share of the stock options awarded in fiscal years 2014 and 2013 was $8.13 and $8.58, respectively. No stock options were granted in 2015.  A summary of activity of stock options in 2015 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 27, 2014	1,382,993	$13.92	3.41	$4,108
Exercised	(229,510)	$9.65
Granted	—	$—	-	$—
Cancelled	(94,012)	$16.67
Outstanding at December 26, 2015	1,059,471	$14.61	2.47	$1,920
Exercisable at December 26, 2015	926,415	$14.36	2.15	$1,879

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.79 as of December 26, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $1.6 million, $3.0 million and $2.9 million, respectively. The fair value of options vested during 2015, 2014 and 2013 was $1.5 million, $3.2 million and $3.7 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes ranges of outstanding and exercisable options as of December 26, 2015.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.38-$10.46	134,762	0.90	$7.84	134,762	$7.8400
$10.83-$11.17	14,156	1.30	$10.93	14,156	$1.9279
$11.37-$11.37	114,166	1.89	$11.37	114,166	$11.3700
$12.98-$14.8	111,259	2.62	$13.67	94,579	$13.6200
$14.88-$15.65	111,967	3.84	$15.44	78,894	$15.4300
$15.74-$15.98	161,850	1.81	$15.91	143,100	$15.9200
$16.00-$16.50	41,804	4.76	$16.43	23,190	$16.4200
$16.70-$16.7	186,434	1.86	$16.70	186,434	$16.7000
$16.89-$18.51	123,773	4.22	$17.82	80,931	$17.8300
$18.79-$19.84	59,300	2.98	$19.12	56,203	$19.1300
$2.38-$19.84	1,059,471	2.47	$14.61	926,415	$14.3600

As of December 26, 2015, the total unrecognized compensation costs related to unvested stock options was $0.6 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 1.58 years.

Restricted Stock Units (“RSUs”)

Each RSU counts against the Company’s “2005 Equity Incentive Plan” at a ratio of one and seven tenths shares for each unit granted but represents an amount equal to the fair value of one share of the Company’s common stock. The Company granted 506,459 and 473,600 RSUs during the years ended December 26, 2015 and December 27, 2014, respectively, to key employees with vesting periods up to three years.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 27, 2014	563,337	$17.90
Granted	506,459	$15.62
Released	(237,520)	$16.59
Cancelled	(119,033)	$16.59
Outstanding RSUs as of December 26, 2015	713,243	$15.99

As of December 26, 2015, the total unrecognized compensation costs related to RSU's was $6.9 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 1.95 years.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Market-Based Performance Stock Units (“PSUs”)

In March 2015, in addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to an executive.  The PSUs will vest in three equal tranches over one, two and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period.  If a target stock price performance is achieved, 40,000 shares of the Company’s common stock will vest, and up to a maximum of 60,000 shares will vest if the maximum stock price performance is achieved for each tranche.

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model.  The assumptions for the valuation of PSUs are summarized as follows:

2015 Award
Number of PSUs granted and outstanding as of December 26, 2015	40,000
Grant Date Fair Value Per Share	$18.35
Weighted-average assumptions/inputs:
Expected Divident	—
Range of risk-free interest rates	0.25%-1.1%
Range of expected volatilities for peer group	23%-65%

The number of RSUs granted during fiscal year 2015 was 506,459, which counted as 860,980 shares against the 2005 Equity Incentive Plan. The number of RSUs cancelled during fiscal year 2015 was 119,033, which counted as 202,356 shares against the 2005 Equity Incentive Plan.  Each RSU represents an amount equal to the fair value of one share of the Company's common stock.

A summary of activity under the Company’s stock option plans including options and RSUs during fiscal year 2015, 2014 and 2013 and shares available for grant as of the respective period end dates, is as follows:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Shares available for grant at beginning of fiscal year	2,464,082	2,937,001	1,093,565
Increase in authorized shares	—	—	2,600,000
Options - granted	—	(74,300)	(430,800)
Options - cancelled	94,012	191,061	150,459
Options - expired plan shares	(1,800)	(17,491)	(53,607)
RSUs – granted	(860,980)	(805,120)	(664,902)
RSUs – cancelled	202,356	167,404	133,418
RSUs - shares issued to satisfy tax withholding obligations	120,919	65,527	108,868
PSUs – granted	(68,000)	—	—
Shares available for grant at end of fiscal year	1,950,589	2,464,082	2,937,001

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Cost of products	$274	$268	$207
Cost of service	309	287	278
Research and development	1,036	1,245	1,478
Selling	1,881	1,642	1,894
General and administrative	2,748	3,243	2,919
Restructuring	—	67	898
Total stock-based compensation expense related to employee stock options and employee stock purchases	$6,248	$6,752	$7,674

Note 14. Defined Benefit Pension Plan

Nanometrics sponsors a statutory government mandated defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. The fair value of plan assets was $0.2 million for each of the fiscal years ended 2015, 2014 and 2013, respectively; and the net funding deficiency of the Benefit Plan was $0.3 million, $0.3 million, and $0.2 million for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively. Based on the nature and limited extent of the pension plan, we determined this pension plan was not material for separate disclosure.

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

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Domestic	$178	$(15,691)	$(26,447)
Foreign	5,390	4,070	2,882
Income (loss) before income taxes	$5,568	$(11,621)	$(23,565)

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Current:
Federal	$148	$358	$119
State	3	(151)	5
Foreign	2,266	1,327	933
	2,417	1,534	1,057
Deferred:
Federal	190	17,368	(10,686)
State	3	550	(325)
Foreign	53	45	535
	246	17,963	(10,476)
Provision (benefit) for income taxes	$2,663	$19,497	$(9,419)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	At
	December 26, 2015	December 27, 2014
Deferred tax assets:
Reserves and accruals	$13,712	$10,744
Deferred revenue	1,154	1,370
Shared based compensation	3,856	4,030
Tax credit carry-forwards	8,658	8,122
Net operating losses	13,218	14,695
Depreciation & amortization	366	2,750
Other	94	372
Total deferred tax assets	41,058	42,083
Less: Valuation allowance	(36,786)	(35,835)
Total deferred tax assets net of valuation allowance	4,272	6,248
Deferred tax liabilities:
Depreciation & amortization	(2,537)	(4,020)
Other	(1,137)	(1,485)
Total deferred tax liabilities	(3,674)	(5,505)
Net deferred tax assets	$598	$743

As of December 26, 2015, the Company had net operating loss carryforwards of $9.9 million for federal, $39.5 million in California and $38.5 million in foreign countries, which begin to expire in 2015.  A total of $1.4 million of the federal net operating loss, $3.0 million of the California net operating loss carryforward and $1.6 million of the foreign net operating loss carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded in additional paid-in capital in the period that they become realized.  During the year ended December 26, 2015, the Company did not realize any excess tax benefits as a result of stock option exercises, therefore, there were no amounts recorded to additional paid-in capital.

As of December 26, 2015, the Company had available carryforward Federal and California R&D tax credits of $7.5 million and $6.9 million, respectively.  Federal R&D tax credit carryforwards begin to expire in 2024. State R&D tax credits carryforward indefinitely.  A total of $0.2 million of the state R&D tax credits are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded to additional paid-in-capital in the period that they become realized.

During the years ended December 26, 2015 and December 27, 2014, the valuation allowances increased by $1.6 million and $23.9 million, respectively.  The valuation allowance increase in 2014 was primarily related to a full valuation allowance recorded

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

against the Company's U.S. deferred tax assets. The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers its cumulative loss in the U.S. as a significant piece of negative evidence. During the year ended December 27, 2014, the Company recorded a $21.1 million valuation allowance against its U.S. deferred tax assets as it determined, within the period, it would not meet the more likely than not threshold. The Company continues to maintain valuation allowances against certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowances will be reflected in the tax provision for the period such determination is made.

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

Differences between income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Income taxes computed at U.S. statutory rate	$1,949	$(4,067)	$(8,247)
State income taxes	28	(109)	147
Foreign tax rate differential	342	777	479
Change in valuation allowance	1,648	23,894	—
Non-deductible Equity Compensation	311	242	210
Tax credits	(1,834)	(2,187)	(2,103)
Liabilities for uncertain tax positions	74	118	111
Other, net	145	829	(16)
Provision (benefit) for income taxes	$2,663	$19,497	$(9,419)

Certain amounts of the income tax rate reconciliation for the years ended December 27, 2014 and December 28, 2013, were reclassified to other components within the reconciliation to be consistent with classification used for the year ended December 26, 2015.  There was no impact to the total provision (benefit) for income taxes based on these reclassifications.

As of December 26, 2015, approximately $6.5 million of undistributed earnings from non-U.S. operations held by the Company's foreign subsidiaries are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. The amount of unrecognized deferred tax liability related to these earnings would be immaterial.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Rollforward Table (at Gross): As of
	December 26, 2015	December 27, 2014	December 28, 2013
Unrecognized tax benefits - beginning of the period	$6,442	$4,436	$3,464
Gross increases-tax positions in prior period	127	655	305
Gross decreases-tax positions in prior period	(306)	(123)	—
Gross increases-current-period tax positions	698	1,541	688
Lapse of statute of limitations	—	(67)	(21)
Unrecognized tax benefits - end of the period	$6,961	$6,442	$4,436

The unrecognized tax benefit at December 26, 2015 was $7.0 million, of which $0.8 million would impact the effective tax rate if recognized.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The total amount of penalties and interest were not material as of December 26, 2015, December 27, 2014 and December 28, 2013.  The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

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

Note 16. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film and optical critical dimension systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. For the years ended December 26, 2015, December 27, 2014, and December 28, 2013, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Total net revenues (1):
United States	$36,720	$36,123	$47,019
China	17,373	28,702	13,063
Japan	31,140	15,185	11,629
South Korea	30,572	41,381	34,873
Taiwan	46,715	19,790	9,645
Other	24,847	25,262	28,078
Total net revenues	$187,367	$166,443	$144,307

(1)	Net revenues are attributed to countries based on the customer's deployment and service locations of systems.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 26, 2015	December 27, 2014
Long-lived tangible assets:
United States	$42,581	$47,729
Japan	59	71
South Korea	697	284
Taiwan	1,056	1,473
All Other	100	76
Total long-lived tangible assets	$44,493	$49,633

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

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Automated Systems	$102,386	$108,768	$82,924
Integrated Systems	31,579	15,334	11,412
Materials Characterization Systems	12,980	9,487	13,066
Total product revenues	$146,945	$133,589	$107,402

The following customers accounted for 10% or more of total accounts receivable, net:

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Toshiba Corporation	27.1%	***	***
Taiwan Semiconductor Manufacturing Company Limited	25.6%	20.2%	12.1%
SK Hynix	***	***	21.8%
Samsung Electronics Co. Ltd.	***	10.0%	27.4%
Micron	***	23.7%	***
Intel Corporation	***	***	14.4%
GlobalFoundries	***	10.2%	***

***The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenue:

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Taiwan Semiconductor Manufacturing Company Limited	19.4%	***	***
Micron	15.8%	10.4%	***
Samsung Electronics Co. Ltd.	13.2%	26.9%	14.4%
SK Hynix	10.7%	12.2%	18.4%
Toshiba Corporation	10.2%	***	***
Intel Corporation	***	12.6%	30.0%

***The customer accounted for less than 10% of total net revenue during the period.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the years ended December 26, 2015 and December 27, 2014 (in thousands, except per share amounts):

	Quarters Ended
	December 26, 2015	September 26, 2015	June 27, 2015	March 28, 2015
Total net revenues	$42,684	$45,678	$48,629	$50,376
Gross profit	$20,805	$22,219	$23,264	$23,379
Income (loss) from operations	$(1,041)	$1,264	$2,509	$2,241
Net income (loss)	$(1,813)	$818	$1,344	$2,556
Net income (loss) per share:
Basic	$(0.07)	$0.03	$0.06	$0.11
Diluted	$(0.07)	$0.03	$0.06	$0.11
Shares used in per share computations:
Basic	24,203	24,145	24,020	23,866
Diluted	24,203	24,352	24,285	24,257

	Quarters Ended
	December 27, 2014	September 27, 2014	June 28, 2014	March 29, 2014
Total net revenues	$39,705	$27,133	$48,029	$51,576
Gross profit	$17,349	$11,416	$22,908	$24,149
Income (loss) from operations	$(3,806)	$(10,609)	$746	$2,016
Net income (loss)(1)	$(4,639)	$(28,662)	$588	$1,595
Net income (loss) per share:
Basic	$(0.19)	$(1.19)	$0.02	$0.07
Diluted	$(0.19)	$(1.19)	$0.02	$0.07
Shares used in per share computations:
Basic	24,048	24,132	23,939	23,711
Diluted	24,048	24,132	24,220	24,159

(1)Net loss included a non-cash valuation allowance of $21.1 million on certain U.S. deferred tax assets for three months ended September 27, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 26, 2015. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective in achieving its objectives as of December 26, 2015.

The effectiveness of our internal control over financial reporting as of December 26, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 26, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 26, 2015, specifically:

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

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 26, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	918,373	$19.41	1,950,589
Equity compensation plans not approved by security holders (1)	141,098	$16.66	—
Total	1,059,471	$14.61	1,950,589

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

The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II - Valuation and Qualifying Accounts as of and for the years ended December 26, 2015, December 27, 2014 and December 28, 2013	78

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.

See Exhibit Index following the signature page of this Annual Report on Form 10-K, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2016

NANOMETRICS INCORPORATED
By:	/S/ Timothy J. Stultz
Timothy J. Stultz
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Timothy J. Stultz	President, Chief Executive Officer and Director	February 24, 2016
Timothy J. Stultz	(Principal Executive Officer)

/S/ Jeffrey Andreson	Chief Financial Officer	February 24, 2016
Jeffrey Andreson	(Principal Financial Officer and Principal Accounting Officer)

/S/ Bruce C. Rhine	Chairman of the Board of Directors	February 24, 2016
Bruce C. Rhine

/S/ J. Thomas Bentley	Director	February 24, 2016
J. Thomas Bentley

/S/ Edward J. Brown Jr.	Director	February 24, 2016
Edward J. Brown Jr.

/S/ Christopher A. Seams	Director	February 24, 2016
Christopher A. Seams

/S/ Christine Tsingos	Director	February 24, 2016
Christine Tsingos

EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1 (3)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1 (4)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2 (5)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.3 (6)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.4 (7)	Registrant’s 2002 Non-statutory Stock Option Plan and form of Stock Option Agreement

10.5 (8)	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.6 (9)	Form of Subscription Agreement Under the Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.7 (18)	Registrant’s Amended and Restated 2005 Equity Incentive Plan

10.8 (6)	Registrant’s Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements

10.9 (10)	Executive Performance Bonus Plan

10.10 (11)	Form of Offer Letter to Timothy J. Stultz

10.11 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Timothy J. Stultz, dated February 23, 2010

10.12 (19)	Employment Agreement between Registrant and Jeffrey Andreson, dated September 22, 2014

10.13 (23)	Compensation Arrangements with Principal Executive Officer and Principal Financial Office

10.14 (24)	Form of Performance-Based Restricted Stock Unit Agreement

10.15 (25)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Timothy J. Stultz, Ph.D., dated May 19, 2015

10.16 (25)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Jeffrey Andreson, dated May 19, 2015

10.17 (25)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and S. Mark Borowicz, dated May 19, 2015

10.18 (25)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Kevin Heidrich, dated May 19, 2015

10.19 (26)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.20 (27)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Janet Taylor, date August 27, 2015

10.21 (27)	Compensation Arrangement With Non-Employee Directors

All Other Material Contracts

10.22 (7)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies, Nanometrics, Inc. and Nanometrics IVS Division, Inc.

10.23 (13)	First Amendment to the Loan and Security Agreement dated September 14, 2007

10.24 (13)	Second Amendment to the Loan and Security Agreement dated May 11, 2009, with an effective date of April 29, 2009

10.25 (14)	Third Amendment to the Loan and Security Agreement dated June 15, 2009

10.26 (15)	Fourth Amendment to the Loan and Security Agreement dated April 13, 2010

10.27 (14)	Asset Transfer Agreement by and between Zygo Corporation and the Registrant, dated June 17, 2009

10.28 (14)	Supply Agreement by and between Zygo Corporation and the Registrant dated June 17, 2009

10.29 (17)	Fifth Amendment to the Loan and Security Agreement dated April 23, 2012

10.30 (20)	Compensation of Non-Employee Directors

10.31 (21)	Extension to the Loan and Security Agreement dated April 30, 2014

10.32 (22)	Sixth Amendment to the Loan and Security Agreement by and between the Registrant and Comerica Bank dated May 30, 2014

14	Code of Ethics

14.1 (16)	Registrant’s Code of Business Conduct and Ethics

21	Subsidiaries

21.1	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1*

Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on November 9, 2006.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on February 20, 2013.
(5)	Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000.
(6)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 13, 2008.
(7)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 10, 2007.
(8)	Incorporated by reference to Appendix 1 filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 21, 2009.
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 (File No.333-108474) filed on September 3, 2003.
(10)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 11, 2011.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on August 8, 2007.
(12)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 26, 2010.
(13)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 12, 2009.
(14)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 11, 2009.
(15)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on April 19, 2010.
(16)	Incorporated by reference to Exhibit 14 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on April 1, 2004.
(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 9, 2012.
(18)	Incorporated by reference to Appendix A filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 10, 2013.
(19)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on October 31, 2014.
(20)	Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 7, 2014.
(21)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 1, 2014.
(22)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on June 4, 2014.
(23)	Incorporated by reference to the disclosure in Item 5.02 of the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on March 2, 2015.
(24)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on March 24, 2015.
(25)	Incorporated by reference to the like-described exhibit filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on May 22, 2015.
(26)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on February 20, 2013.
(27)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on October 30, 2015.
*	Filed herewith.

SCHEDULE II

NANOMETRICS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 26, 2015	$253	$(113)	$10	$150
December 27, 2014	$293	$(40)	$—	$253
December 28, 2013	$82	$255	$(44)	$293

Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Charged to costs and expenses	Deductions – write-offs of accounts	Balance at end of period
December 26, 2015	$35,835	$951	$—	$36,786
December 27, 2014	$11,665	$24,170	$—	$35,835
December 28, 2013	$10,229	$1,436	$—	$11,665