Form 10-Q
period 2016-03-26
NANOMETRICS INC
filed 2016-04-29
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

As of April 22, 2016, there were 24,399,157 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 26, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	March 26, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$38,673	$38,154
Marketable securities	44,672	44,931
Accounts receivable, net of allowances of $145 and $150, respectively	44,482	37,832
Inventories	49,893	47,749
Inventories-delivered systems	4,138	2,856
Prepaid expenses and other	6,060	6,592
Total current assets	187,918	178,114
Property, plant and equipment, net	43,068	44,493
Goodwill	9,592	9,415
Intangible assets, net	1,425	1,867
Deferred income tax assets	1,191	1,118
Other assets	525	533
Total assets	$243,719	$235,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,212	$11,675
Accrued payroll and related expenses	8,592	10,097
Deferred revenue	16,010	12,790
Other current liabilities	8,978	8,878
Income taxes payable	704	1,771
Total current liabilities	47,496	45,211
Deferred revenue	250	827
Income taxes payable	805	775
Deferred tax liability	563	521
Other long-term liabilities	859	878
Total liabilities	49,973	48,212
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,371,657 and 24,224,286, respectively, issued and outstanding	24	24
Additional paid-in capital	260,679	258,715
Accumulated deficit	(62,742)	(66,209)
Accumulated other comprehensive income	(4,215)	(5,202)
Total stockholders’ equity	193,746	187,328
Total liabilities and stockholders’ equity	$243,719	$235,540

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net revenues:
Products	$39,214	$38,339
Service	8,275	12,037
Total net revenues	47,489	50,376
Costs of net revenues:
Cost of products	18,079	19,992
Cost of service	4,484	6,373
Amortization of intangible assets	435	632
Total costs of net revenues	22,998	26,997
Gross profit	24,491	23,379
Operating expenses:
Research and development	8,068	8,159
Selling	7,249	7,116
General and administrative	5,420	5,767
Amortization of intangible assets	24	38
Restructuring charge	—	58
Total operating expenses	20,761	21,138
Income from operations	3,730	2,241
Other (income) expense:
Interest income	9	10
Interest expense	(117)	(82)
Other income, net	225	704
Total other income, net	117	632
Income before income taxes	3,847	2,873
Provision for income taxes	380	317
Net income	$3,467	$2,556
Net income per share:
Basic	$0.14	$0.11
Diluted	$0.14	$0.11
Weighted average shares used in per share calculation:
Basic	24,308	23,866
Diluted	24,597	24,257

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net income	$3,467	$2,556
Other comprehensive income (loss):
Change in foreign currency translation adjustment	952	(1,727)
Net change on unrealized gains on available-for-sale investments	35	29
Other comprehensive income (loss):	987	(1,698)
Comprehensive income	$4,454	$858

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$3,467	$2,556
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,176	2,324
Stock-based compensation	1,689	1,571
Disposal of fixed assets	99	485
Inventory write-down	651	403
Deferred income taxes	(30)	55
Changes in fair value of contingent payments to Zygo Corporation	55	35
Changes in assets and liabilities:
Accounts receivable	(5,197)	(13,340)
Inventories	(1,871)	(2,442)
Inventories-delivered systems	(1,283)	1,164
Prepaid expenses and other	605	(94)
Accounts payable, accrued and other liabilities	(1,468)	3,947
Deferred revenue	2,643	(2,468)
Income taxes payable	(1,037)	(70)
Net cash provided by (used in) operating activities	499	(5,874)
Cash flows from investing activities:
Sales of marketable securities	—	1,082
Maturities of marketable securities	13,153	9,592
Purchases of marketable securities	(12,953)	(10,613)
Purchases of property, plant and equipment	(610)	(502)
Net cash used in investing activities	(410)	(441)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(84)	(224)
Proceeds from sale of shares under employee stock option plans and purchase plan	934	2,357
Taxes paid on net issuance of stock awards	(658)	(764)
Repurchases of common stock	-	(1,721)
Net cash provided by (used in) financing activities	192	(352)
Effect of exchange rate changes on cash and cash equivalents	238	(74)
Net increase (decrease) in cash and cash equivalents	519	(6,741)
Cash and cash equivalents, beginning of period	38,154	34,676
Cash and cash equivalents, end of period	$38,673	$27,935
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$—	$435
Transfer of property, plant and equipment to inventory, net	$491	$—

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

Basis of Presentation – The accompanying condensed consolidated financial statements (“financial statements”) have been prepared on a consistent basis with the audited consolidated financial statements as of December 26, 2015, and include all normal recurring adjustments necessary to fairly state the information set forth therein. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2015, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2016.

Fiscal Period – The Company uses a 52/53 week fiscal year ending on the last Saturday of the calendar year. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters reported herein are comprised of 13 week periods.

Upgrade Revenue and Related Cost - During the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the three months ended March 28, 2015, $4.6 million related to upgrade sales, and $1.8 million of costs, are included in Service Revenues and Costs of Service Revenues, respectively, in the accompanying Condensed Consolidated Statement of Operations.

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

Revenue Recognition –  The Company derives revenue from the sale of process control metrology and inspection systems and related upgrades (“product revenue”) as well as spare part sales, billable service and service contracts (together “service revenue”). Upgrades are system software and hardware performance upgrades that extend the features and functionality of a product. As discussed above, commencing in the first quarter of 2016, they are included in product revenue, which consists of complete, advanced process control metrology and inspection systems (the “system(s)”). Nanometrics’ systems consist of hardware and software components that function together to deliver the essential functionality of the system.  Arrangements for sales of systems often include defined customer-specified acceptance criteria.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as equity or liability, and classification on the statement of cash flows.  The new standard is effective for public companies for annual reporting periods beginning after December 16, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the timing and effects of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued an accounting standards update that clarifies the implementation guidance on principal versus agent considerations to improve operability and understandability of the revenue recognition guidance.  The amendments in this update affect the recently issued guidance in accounting standards update 2014-09, Revenue from Contracts with Customers, which is effective for public companies for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years.  Thus, the effective date and transition requirements for the amendments in this Update are the same.  This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is currently evaluating the timing and effects of the adoption of this standard and related updates on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued an accounting standards update which requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years.  This standard is required to be applied with a modified retrospective transition approach.  Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements and related disclosures.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	March 26, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,075	$—	$—	$1,075	$590	$—	$—	$590
Commercial paper and corporate debt securities	—	4,452	—	4,452	—	4,568	—	4,568
Total cash equivalents	$1,075	$4,452	$—	$5,527	$590	$4,568	$—	$5,158
Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	6,973	23,227	—	30,200	4,401	20,164	—	24,565
Commercial paper, municipal securities and corporate debt securities	—	14,473	—	14,473	—	20,366	—	20,366
Total marketable securities	$6,973	$37,700	$—	$44,673	$4,401	$40,530	$—	$44,931
Total(1)	$8,048	$42,152	$—	$50,200	$4,991	$45,098	$—	$50,089

Liabilities:
Contingent consideration payable	$—	$—	$1,461	$1,461	$—	$—	$1,490	$1,490

(1)	Excludes $33.1 million and $33.0 million held in operating accounts as of March 26, 2016 and December 26, 2015, respectively.

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

Changes in Level 3 liabilities	(in thousands)
Fair value at December 26, 2015	$1,490
Payments made to Zygo Corporation	(84)
Change in fair value included in earnings	55
Fair value at March 26, 2016	$1,461

As of March 26, 2016, the Company had liabilities of $1.5 million resulting from the acquisition of certain assets from Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. (“Zygo”), which are measured at fair value on a recurring basis, and changes in fair value recorded in other income (expense), net. Of the $1.4 million of Zygo liabilities at March 26, 2016, $1.0 million was a current liability and $0.5 million was a long-term liability. As of December 26, 2015, the liabilities totaled $1.5 million of which $0.9 million was a current liability and $0.6 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

Derivatives

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with changes recorded in other income (expense), net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The derivatives have maturities of approximately 30 days.

The loss on settlement of forward foreign currency contracts included in the three months ended March 26, 2016 and March 28, 2015 was $0.5 million and zero, respectively and are included in other income (expense), net, in the consolidated statements of operations.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as of March 26, 2016:

Notional Principal
(in millions)
Undesignated Hedges:
Forward Foreign Currency Contracts	$23.3

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	March 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$33,145	$—	$—	$33,145
Cash equivalents:
Money market funds	1,075	—	—	1,075
Commercial paper and corporate debt securities	4,452	—	—	4,452
Marketable securities:
Commercial paper	699	—	—	699
U.S. Treasury securities	6,971	2	—	6,973
U.S. Government agency securities	23,231	4	(8)	23,227
Municipal securities	2,634	—	(3)	2,631
Corporate debt securities	11,147	2	(6)	11,143
Total cash, cash equivalents, and marketable securities	$83,354	$8	$(17)	$83,345

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$32,996	$—	$—	$32,996
Cash equivalents:
Money market funds	590	—	—	590
Commercial paper and corporate debt securities	4,568	—	—	4,568
Marketable securities:
Commercial paper	1,884	—	—	1,884
U.S. Treasury securities	4,411	—	(10)	4,401
U.S. Government agency securities	20,193	1	(29)	20,165
Municipal securities	3,747	1	(3)	3,745
Corporate debt securities	14,759	—	(23)	14,736
Total cash, cash equivalents, and marketable securities	$83,148	$2	$(65)	$83,085

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

marketable securities as of March 26, 2016 and December 26, 2015, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.  Gross realized gains and losses on sale of securities are recorded in other income, net, in our statement of operations.  Net realized gains and losses for three months ended March 26, 2016 and March 28, 2015 were $0.1 million and $0.1 million, respectively.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three months ended March 26, 2016 and March 28, 2015 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of March 26, 2016 and December 26, 2015, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 0.82% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $14.2 million and $1.1 million of receivables during the three months ended March 26, 2016 and March 28, 2015, respectively. There were no material gains or losses on the sale of such receivables.  There were no amounts due from such third party financial institutions at March 26, 2016 and December 26, 2015.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	March 26, 2016	December 26, 2015
Inventories:
Raw materials and sub-assemblies	$26,819	$26,784
Work in process	16,094	12,862
Finished goods	6,980	8,103
Inventories	49,893	47,749
Inventories-delivered systems	4,138	2,856
Total inventories	$54,031	$50,605

Property, plant and equipment, net:(1)
Land	$15,569	$15,569
Building and improvements	20,216	20,158
Machinery and equipment	33,338	32,995
Furniture and fixtures	2,259	2,266
Software	8,245	8,245
Capital in progress	1,278	1,328
Total property, plant and equipment, gross	80,905	80,561
Accumulated depreciation and amortization	(37,837)	(36,068)
Total property, plant and equipment, net	$43,068	$44,493

(1) Total depreciation and amortization expense for the three months ended March 26, 2016 and March 28, 2015 was $1.7 million for both periods.

Other Current Liabilities:
Accrued warranty	$4,377	$4,504
Accrued restructuring	82	256
Accrued professional services	661	481
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	940	945
Other	2,918	2,692
Total other current liabilities	$8,978	$8,878

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 26, 2015	$(4,948)	$(210)	$(44)	$(5,202)
Current period change	952	—	35	987
Balance as of March 26, 2016	$(3,996)	$(210)	$(9)	$(4,215)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the three months ended March 26, 2016 (in thousands):

Balance as of December 26, 2015	$9,415
Foreign currency movements	177
Balance as of March 26, 2016	$9,592

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of March 26, 2016 and December 26, 2015 consisted of the following (in thousands):

	March 26, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,251	$(14,941)	$1,310
Customer relationships	9,380	(9,380)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,137)	115
Trademark	80	(80)	—
Total	$29,890	$(28,465)	$1,425

	December 26, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,098	$(14,387)	$1,711
Customer relationships	9,364	(9,364)	—
Brand names	1,927	(1,903)	24
Patented technology	2,252	(2,120)	132
Trademark	80	(80)	—
Total	$29,721	$(27,854)	$1,867

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the three months ended March 26, 2016 and March 28, 2015 was $0.5 million and $0.7 million, respectively.

There were no impairment charges related to intangible assets recorded during the three months ended March 26, 2016 and March 28, 2015.

The estimated future amortization expense of finite intangible assets as of March 26, 2016 is as follows (in thousands):

Fiscal Years	Amounts
2016 (remaining nine months)	$1,013
2017	206
2018	140
2019	66
Thereafter	—
Total future amortization expense	$1,425

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Balance as of beginning of period	$4,504	$2,953
Accruals for warranties issued during period	1,061	1,702
Settlements during the period	(1,188)	(1,215)
Balance as of end of period	$4,377	$3,440

Note. 9. Restructuring

There were no restructuring charges recorded during the three months ended March 26, 2016.

The Company recorded a restructuring charge of approximately $0.1 million during the three months ended March 28, 2015 as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. The Company completed this restructuring plan in March 2015. Other related costs will be recognized as incurred.

As of March 26, 2016, the components of the Company’s restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 26, 2015	$—	$249	$7	$256
Charges	—	—	—	—
Cash Payments	—	(174)	—	(174)
Balance as of March 26, 2016	$—	$75	$7	$82

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	45	—	13	58
Cash Payments	(308)	(106)	(35)	(449)
Balance as of March 28, 2015	$120	$477	$9	$606

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Line of Credit and Debt Obligations

Line of Credit - On May 30, 2014, the Company amended its revolving line of credit facility (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million. The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum.  Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing base available as of March 26, 2016 was $18.0 million. As of March 26, 2016, the Company was not in breach of any restrictive covenants in connection with this line of credit. There were no outstanding amounts drawn on this facility as of March 26, 2016. Although management has no current plans to request advances under this credit facility, the Company may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of the Company’s business.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of March 26, 2016 and December 26, 2015.

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three months ended March 26, 2016 and March 28, 2015 is as follows (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Weighted average common shares outstanding used in basic net income (loss) per share calculation	24,308	23,866
Potential dilutive common stock equivalents, using treasury stock method	289	391
Weighted average shares used in diluted net income (loss) per share calculation	24,597	24,257

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Stockholders’ Equity and Stock-Based Compensation

Options and Employee Stock Purchase Plan (“ESPP”) Awards

The fair value of each option and ESPP award is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table. The expected lives of options granted were calculated using the simplified method allowed by the SAB 107. The risk-free rates were based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility was based on the historical volatility of the Company’s stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	March 26, 2016	March 28, 2015
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	39.1%	37.2%
Risk free interest rate	0.49%	0.11%
Dividends	—	—

No stock options were awarded during the three months ended March 26, 2016 and March 28, 2015, respectively.

A summary of activity of stock options during the three months ended March 26, 2016 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 26, 2015	1,051,867	$14.60	2.46	$1,916
Exercised	(5,846)	$13.74
Cancelled	(137,633)	$16.26
Outstanding at March 26, 2016	908,388	$14.36	2.60	$1,269
Exercisable at March 26, 2016	799,365	$14.09	2.34	$1,265

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.13 as of March 24, 2016, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 26, 2016 and March 28, 2015 was $3,000 and $0.8 million, respectively.

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 26, 2015	713,243	$15.99
Granted	137,718	$13.29
Released	(108,305)	$17.13
Cancelled	(14,348)	$15.48
Outstanding RSUs as of March 26, 2016	728,308	$15.32

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Market-Based Performance Stock Units (“PSUs”)

In addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to an executive. The PSUs will vest in three equal tranches over one, two and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 66.7% of the shares of the Company’s common stock subject to the PSUs will vest, and up to a maximum of 100% of the shares subject to the PSUs will vest if the maximum stock price performance is achieved for each tranche.

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 26, 2015	60,000	$18.35
Granted	67,500	$12.78
Released	(13,333)	$18.04
Cancelled	(6,667)	$18.04
Outstanding PSUs as of March 26, 2016	107,500	$14.91

The preceding table reflects the maximum awards that can be achieved upon full vesting.

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2016 Award	2015 Award
Grant Date Fair Value Per Share	$12.78	$18.35
Weighted-average assumptions/inputs:
Expected Dividend	—	—
Range of risk-free interest rates	0.92%	0.25%-1.1%
Range of expected volatilities for peer group	22%-93%	23%-65%

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	March 26, 2016	March 28, 2015
Cost of products	$67	$73
Cost of service	104	46
Research and development	285	280
Selling	492	500
General and administrative	741	672
Total stock-based compensation expense related to employee stock options and employee stock purchases	$1,689	$1,571

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Provision for income taxes	$380	$317

The Company recorded a tax provision of $0.4 million and $0.3 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The increase in the tax provision for 2016 from 2015 was primarily related to an increase in foreign earnings for the three months ended March 26, 2016.

As of March 26, 2016, the Company continues to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The total amount of penalties and interest were not material as of March 26, 2016 and March 28, 2015.  During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.1 million.

Note 15. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Total net revenues (1):
United States	$7,191	$9,078
South Korea	8,436	14,643
China	6,506	4,001
Taiwan	5,477	14,428
Singapore	9,902	2,794
Other	9,977	5,432
Total net revenues	$47,489	$50,376

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 26, 2016	December 26, 2015
Long-lived tangible assets:
United States	$41,281	$42,581
Japan	63	59
South Korea	664	697
All Other	1,060	1,156
Total long-lived tangible assets	$43,068	$44,493

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	March 26, 2016	December 26, 2015
Micron	30.7%	***
SK Hynix	12.7%	***
Taiwan Semiconductor Manufacturing Company Limited	12.6%	25.6%
Intel	11.1%	***
Toshiba Corporation	11.1%	27.1%
Samsung Electronics Co. Ltd.	***	***

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended
	March 26, 2016	March 28, 2015
Micron	25.9%	***
SK Hynix	16.7%	13.4%
Intel Corporation	15.7%	***
Toshiba Corporation	11.9%	***
Taiwan Semiconductor Manufacturing Company Limited	10.1%	22.3%
Samsung Electronics Co. Ltd.	***	30.3%

***	The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in this document, and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. In particular our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products; timing of orders, shipments, and acceptance of products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2015, which were included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2016, and (ii) our other filings with the SEC.

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

Our revenues are primarily derived from product sales and system upgrades but are also derived from customer service for the installed base of our products. For the three months ended March 26, 2016, we derived 83% of our total net revenues from product sales and upgrades, and 17% of our total net revenues from services.

Overview

Together with our subsidiaries, we are a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of integrated circuits, sensors, discrete components, high-brightness LEDs (“HB-LED”), and data storage devices.  Our automated and integrated systems address numerous process control applications, including critical dimension and film thickness measurement, device topography, defect inspection, and analysis of various other film properties such as optical, electrical and material characteristics. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced wafer-scale packaging applications. Our systems enable device manufacturers to improve yields, increase productivity and lower their manufacturing costs.

Nanometrics Products

We offer a diverse line of systems to address the broad range of process control requirements of the semiconductor manufacturing industry. In addition, we believe that our engineering expertise, strategic acquisitions enable us to develop and offer advanced process control solutions that, in the future, should address industry advancement and trends.

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® II, Atlas III, Atlas II+ and Atlas XP/Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD”), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFireTM system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications and has recently added inspection capabilities for both front-end-of-line (“FEOL”) patterned wafer and advanced packaging  related applications.

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers. The IMPLULSE+ and IMPULSE® systems represent our latest metrology platform for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE® systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications and is qualified in production with major device makers.

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
•

Diversified our product line and served markets through acquisitions, such as: the 2006 acquisition of Accent Optical Technologies, Inc., a supplier of overlay and thin film metrology and process control systems; the 2008 acquisition of Tevet Process Control Technologies (“Tevet”), an integrated metrology supplier; the 2009 acquisition of the UniFire™ product line from Zygo Corporation, a wholly owned subsidiary of AMETEK, Inc.; and the 2011 acquisition of Nanda Technologies GmbH, a supplier of high sensitivity, high throughput defect inspection systems;

•	Continued development of new measurement and inspection technologies for advanced fabrication processes; and
•

Researched and developed innovative applications of existing technology to new market opportunities within the solar PV, HB-LED, discrete device, and data storage industries, and advanced packaging processes.

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

•

Development of 3D Transistor Architectures. Our end customers continue to improve device density and performance by scaling FEOL transistor architectures. Many of these designs, including FinFET transistors and 3D-NAND, have buried features and high aspect ratio stacked features that enable improved performance and density. The advanced designs require additional process control to manage the complex shapes and materials properties, driving additional applications for both OCD and our UniFire systems.

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

There were no significant changes in our critical accounting policies during the three months ended March 26, 2016. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Upgrade Revenue and Related Cost

During the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the three months ended March 28, 2015, $4.6 million related to upgrade sales, and $1.8 million of costs, are in included in Service Revenues and Costs of Service Revenues.

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Change
Automated systems	$28,614	$30,506	$(1,892)	-6.2%
Integrated systems	8,293	4,725	$3,568	75.5%
Materials characterization systems	2,307	3,108	$(801)	-25.8%
Total product revenue	39,214	38,339	$875	2.3%
Service	8,275	12,037	$(3,762)	-31.3%
Total net revenues	$47,489	$50,376	$(2,887)	-5.7%

For the three months ended March 26, 2016, total net revenues decreased by $2.9 million relative to the comparable 2015 period. For 2016, upgrade sales are included in Product Revenues. For the three months ended March 28, 2015, Product Revenues do not include $4.6 million related to upgrade sales, which are included in Service Revenues. Had upgrade sales been included in Product Revenues in 2015, Product Revenues would have decreased by $3.7 million. The decrease was primarily attributable to sales of our Automated Systems (principally the Atlas® line), which declined by $6.3 million due primarily to a decline in revenue from our customers in the DRAM and Logic markets, partially offset by an increase in revenue from our customers in the 3D-NAND market, and sales of our Materials Characterization systems, which declined by $0.9 million.  The overall decrease was partially offset by a $3.4 million increase in Integrated Systems sales (principally IMPULSE®) due principally to an increase in revenue from our customers in the 3D-NAND market, and a $0.8 million increase in service revenues. Capital spending by our customers is dependent on the timing of new semiconductor fabrication plants, capacity expansion within existing plants, and the adoption of new technology for current and future manufacturing needs. Future results will vary significantly based on changes in any of these factors.

With a significant portion of the world’s semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
Products	52.8%	46.2%
Service	45.8%	47.1%

The calculation of product gross margin includes both cost of products, and in 2016, related upgrades, and amortization of intangibles. The gross margin on product revenue increased to 52.8% in the three months ended March 26, 2016 from 46.2% in the three months ended March 28, 2015, reflecting an increase of 6.6 percentage points from the comparable 2015 period. Had upgrade sales and related cost been included in Product Revenues and Cost of Product Revenues, Product Gross Margin for the three months ended March 28, 2015 would have been 47.8%. The increase in 2016 of 5.0 percentage points over this amount was due to a change in product mix to higher margin products and upgrades, as well as improved factory utilization during the three months ended March 26,

2016. The gross margin on our services business decreased to 45.8% in the three months ended March 26, 2016 from 47.1% in the three months ended March 28, 2015, reflecting a decrease of 1.3 percentage points. Had upgrade sales and related cost been excluded from Service Revenues and Cost of Service Revenues, Service Gross Margin for the three months ended March 28, 2015, would have been 38.4%. The increase in 2016 over this amount was due to increase in the service revenues on relatively flat costs.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Change
Research and Development	$8,068	$8,159	$(91)	-1.1%
Selling	7,249	7,116	133	1.9%
General and administrative	5,420	5,767	(347)	-6.0%
Amortization of intangible assets	24	38	(14)	-36.8%
Restructuring charge	—	58	(58)	NM*
Total operating expenses	$20,761	$21,138	$(377)	-1.8%

*	NM = not meaningful

Research and development

Research and development costs decreased by $0.1 million or 1.1% in the three months ended March 26, 2016 compared to the three months ended March 28, 2015 due primarily to a lower level of non-recurring engineering expenses.

Selling

Selling expenses increased by $0.1 million in the three months ended March 26, 2016 compared to the three months ended March 28, 2015 due to an increase in product and service support offset by a decrease in utilization of sales application personnel for installation and warranty, which is included in cost of net revenues.

General and administrative

General and administrative expenses decreased by $0.3 million or 6.0% in the three months ended March 26, 2016 compared to the three months ended March 28, 2015.   The decrease was primarily due to the reduction in professional fees and consulting expenditures.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the three months ended March 26, 2016 compared to the three months ended March 28, 2015 decreased as a result of the reduction in amortization due to intangible assets that became fully amortized.

Restructuring charge.

No restructuring charges were recorded during the three months ended March 26, 2016.

We recorded a restructuring charge of $0.1 million in the three months ended March 28, 2015 related to our efforts to improve operating efficiencies. We completed the restructuring plan in March 2015.

Other income, net.

Our other income, net, consisted of the following items (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Change
Interest Income	$9	$10	$(1)	-10.0%
Interest Expense	(117)	(82)	(35)	42.7%
Other income (expense)	225	704	(479)	-68.0%
Total other income (expense), net	$117	$632	$(515)	-81.5%

Other income declined by $0.5 million in the three months ended March 26, 2016 relative to the comparable 2015 period principally due to the revaluation of intercompany balances based on fluctuations in foreign exchange rates relative to the U.S. dollar, and hedging gains and losses.

Provision for income taxes.

We recorded a tax provision of $0.4 million and $0.3 million in three months ended March 26, 2016 and March 28, 2015, respectively. The increase in the tax provision for 2016 from 2015 was primarily related to an increase in foreign earnings for the three months ended March 26, 2016.

Our provision for income taxes for the quarter ended March 26, 2016 of $0.4 million reflects an effective tax rate of 9.9%.  This rate differs from the Federal statutory rate of 35.0% primarily due to all our foreign income being subject to tax at lower rates and a tax benefit associated with a change in our valuation allowance as we continue to utilize our deferred tax assets during the three months ended March 26, 2016.

As of March 26, 2016, we continue to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.  It is reasonably possible that within the next 12 months that positive evidence will be sufficient to release a material amount of the Company’s valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve. The Company will continue to evaluate the release of the valuation allowance on a quarterly basis.

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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  The total amount of penalties and interest were not material as of March 26, 2016 and March 28, 2015.  During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.1 million.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of March 26, 2016 and December 26, 2015 and for the three months ended March 26, 2016 and March 28, 2015 (in millions):

	As of
	March 26, 2016	December 26, 2015
Cash, cash equivalents and marketable securities	$83.3	$83.1
Working capital	$140.4	$132.9

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash provided by (used in) operating activities	$0.5	$(5.9)
Cash used in investing activities	$(0.4)	$(0.4)
Cash provided by (used in) financing activities	$0.2	$(0.4)

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.

During the three months ended March 26, 2016, cash provided by operating activities of $0.5 million was a result of $3.5 million of net income, non-cash adjustments to net income of $4.6 million and a net change in operating assets and liabilities of $7.6 million. Cash used in investing activities of $0.4 million during the three months ended March 26, 2016 consisted primarily of cash used to acquire property, plant and equipment of $0.6 million, partially offset by cash provided by maturities of marketable securities, net of purchases, of $0.2 million. Cash provided by financing activities of $0.2 million during the three months ended March 26, 2016 consisted primarily of royalty and other payments to Zygo of $0.1 million, and cash paid for taxes on net issuance of stock awards of $0.7 million, offset by $1.0 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options.

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

Debt and Business Partnership Payments

Line of Credit - On May 30, 2014, we amended our revolving line of credit facility with Comerica Bank principally (i) to extend the maturity date of such facility by two years to May 30, 2016, and (ii) to increase the minimum amount available to borrow to $12.0 million.

The instrument governing the line of credit facility includes certain financial covenants regarding tangible net worth. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on our behalf.  The value of all letters of credit outstanding reduces the total line of credit available. The revolving line of credit is collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate is 3.00% per annum.  Borrowing is limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million. The total borrowing available as of March 26, 2016 was $18.0 million. As of March 26, 2016, we were not in breach of any restrictive covenants in connection with this line of credit. There were no borrowings against the line of credit during the three months ended March 26, 2016 and March 28, 2015 and there were no outstanding amounts drawn on this facility as of March 26, 2016. Although we have no current plans to request advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement.  We will make payments to Zygo Corporation (with an estimated present value of $1.4 million as of March 26, 2016 and $1.5 million as of December 26, 2015) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.  We made royalty and sustaining engineering payments of $0.1 million and $0.2 million to Zygo in three months ended March 26, 2016 and March 28, 2015, respectively.

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

Off-Balance Sheet Arrangements

As of March 26, 2016, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There have been no material changes outside the ordinary course of our business from those reported in our Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed with the SEC on February 24, 2016.  However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

The following table provides information about our foreign currency forward exchange contracts as of March 26, 2016. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during April 2016.

	Notional Principal	Contract Rate
	(in millions)
Forward Contracts
Korean won	$6.1	1,157
European Union euro	4.2	1.12
Israeli shekel	1.8	3.84
Singapore dollar	2.1	1.36
Chinese yuan	1.6	6.49
Japanese yen	7.5	112.94
Total	23.3
Estimated Fair Value	23.2

This compares to the information about our foreign currency forward contracts as of December 26, 2015, which is set forth in the table below.  All of these forward contracts matured during January 2016.

	Notional Principal	Contract Rate
	(in millions)
Forward Contracts
Korean won	$7.0	1,174
European Union euro	4.1	1.10
Israeli shekel	2.1	3.88
Singapore dollar	2.7	1.41
Chinese yuan	1.4	6.52
Japanese yen	13.2	121.27
Total	30.5
Estimated Fair Value	30.4

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Jeffrey Andreson, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 26, 2016, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 26, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed with the SEC on February 24, 2016. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1 (5)	Changes in Compensation Arrangement Changes with Named Executive Officers CEO and CFO

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)

Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 26, 2016, and December 26, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 26, 2016 and March 28, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months March 26, 2016 and March 28, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.
(5)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on February 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: April 29, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

10	Material Contracts

10.1 (5)	Changes in Compensation Arrangement Changes with Named Executive Officers CEO and CFO

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)

Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 26, 2016, and December 26, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 26, 2016 and March 28, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months March 26, 2016 and March 28, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.
(5)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on February 26, 2006.