Form 10-Q
period 2016-06-25
NANOMETRICS INC
filed 2016-07-28
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

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

As of July 22, 2016, there were 24,792,611 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 25, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	June 25, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$60,032	$38,154
Marketable securities	35,952	44,931
Accounts receivable, net of allowances of $136 and $150, respectively	54,099	37,832
Inventories	41,111	47,749
Inventories-delivered systems	9,594	2,856
Prepaid expenses and other	6,793	6,592
Total current assets	207,581	178,114
Property, plant and equipment, net	43,484	44,493
Goodwill	9,680	9,415
Intangible assets, net	989	1,867
Deferred income tax assets	1,272	1,118
Other assets	549	533
Total assets	$263,555	$235,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,004	$11,675
Accrued payroll and related expenses	10,565	10,097
Deferred revenue	25,603	12,790
Other current liabilities	9,333	8,878
Income taxes payable	608	1,771
Total current liabilities	57,113	45,211
Deferred revenue	95	827
Income taxes payable	824	775
Deferred tax liability	645	521
Other long-term liabilities	878	878
Total liabilities	59,555	48,212
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,691,585 and 24,224,286, respectively, issued and outstanding	25	24
Additional paid-in capital	264,317	258,715
Accumulated deficit	(56,711)	(66,209)
Accumulated other comprehensive income	(3,631)	(5,202)
Total stockholders’ equity	204,000	187,328
Total liabilities and stockholders’ equity	$263,555	$235,540

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net revenues:
Products	$47,445	$38,937	$86,659	$77,275
Service	8,322	9,692	16,597	21,730
Total net revenues	55,767	48,629	103,256	99,005
Costs of net revenues:
Cost of products	21,736	19,872	39,815	39,863
Cost of service	5,164	5,036	9,648	11,410
Amortization of intangible assets	442	457	877	1,089
Total costs of net revenues	27,342	25,365	50,340	52,362
Gross profit	28,425	23,264	52,916	46,643
Operating expenses:
Research and development	7,511	8,157	15,579	16,316
Selling	7,823	7,029	15,072	14,145
General and administrative	5,755	5,544	11,175	11,310
Amortization of intangible assets	—	25	24	64
Restructuring charge	—	—	—	58
Total operating expenses	21,089	20,755	41,850	41,893
Income from operations	7,336	2,509	11,066	4,750
Other (income) expense:
Interest income	12	46	21	56
Interest expense	(67)	(83)	(184)	(165)
Other income, net	(394)	(311)	(169)	393
Total other income (expense), net	(449)	(348)	(332)	284
Income before income taxes	6,887	2,161	10,734	5,034
Provision for income taxes	856	817	1,236	1,134
Net income	$6,031	$1,344	$9,498	$3,900
Net income per share:
Basic	$0.25	$0.06	$0.39	$0.16
Diluted	$0.24	$0.06	$0.38	$0.16
Weighted average shares used in per share calculation:
Basic	24,524	24,020	24,416	23,943
Diluted	24,927	24,285	24,773	24,260

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$6,031	$1,344	$9,498	$3,900
Other comprehensive income (loss):
Change in foreign currency translation adjustment	547	(18)	1,499	(1,745)
Net change on unrealized gains on available-for-sale investments	37	(4)	72	25
Other comprehensive income (loss):	584	(22)	1,571	(1,720)
Comprehensive income	$6,615	$1,322	$11,069	$2,180

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$9,498	$3,900
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,305	4,555
Stock-based compensation	3,432	2,982
Disposal of fixed assets	128	501
Inventory write-down	1,046	1,298
Deferred income taxes	(30)	136
Changes in fair value of contingent payments to Zygo Corporation	95	93
Changes in assets and liabilities:
Accounts receivable	(14,277)	(19,030)
Inventories	6,457	(8,442)
Inventories-delivered systems	(6,737)	339
Prepaid expenses and other	(151)	2,735
Accounts payable, accrued and other liabilities	(1,511)	4,283
Deferred revenue	12,080	(579)
Income taxes payable	(1,115)	72
Net cash provided by (used in) operating activities	13,220	(7,157)
Cash flows from investing activities:
Sales of marketable securities	—	2,383
Maturities of marketable securities	21,816	15,836
Purchases of marketable securities	(12,880)	(17,561)
Purchases of property, plant and equipment	(2,528)	(1,043)
Net cash provided by (used in) investing activities	6,408	(385)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(315)	(417)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,466	2,500
Taxes paid on net issuance of stock awards	(1,288)	(1,015)
Repurchases of common stock	—	(1,721)
Net cash provided by (used in) financing activities	1,863	(653)
Effect of exchange rate changes on cash and cash equivalents	387	(60)
Net increase (decrease) in cash and cash equivalents	21,878	(8,255)
Cash and cash equivalents, beginning of period	38,154	34,676
Cash and cash equivalents, end of period	$60,032	$26,421
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$212	$1,103
Transfer of property, plant and equipment to inventory, net	$491	$—

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

Upgrade Revenue and Related Cost - Beginning the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the three months ended June 27, 2015, $2.2 million related to upgrade sales, and $1.1 million of costs, are included in Service Revenues and Costs of Service Revenues, respectively, in the accompanying Condensed Consolidated Statement of Operations.  For the six months ended June 27, 2015, $6.8 million related to upgrade sales, and $2.9 million of costs, are included in Service Revenues and Costs of Service Revenues, respectively, in the accompanying Condensed Consolidated Statement of Operations.

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

Revenue Recognition –  The Company derives revenue from the sale of process control metrology and inspection systems and related upgrades (“product revenue”) as well as spare part sales, billable service and service contracts (together “service revenue”). Upgrades are system software and hardware performance upgrades that extend the features and functionality of a product. As discussed above, commencing in the first quarter of 2016, upgrades are included in product revenue, which consists of sales of complete, advanced process control metrology and inspection systems (the “system(s)”). Nanometrics’ systems consist of hardware and software components that function together to deliver the essential functionality of the system.  Arrangements for sales of systems often include defined customer-specified acceptance criteria.

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

The Company warrants its products against defects in manufacturing. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs. On occasion, customers request a warranty period longer than the Company's standard warranty. In those instances, where extended warranty services are separately quoted to the customer, the associated revenue is deferred and recognized as service revenue ratably over the term of the contract. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue.

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

In May 2014, the FASB issued an accounting standards update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance clarifies the principles of revenue recognition to improve operability and understandability of the guidance. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption will be permitted.  The new standard will be effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the timing and effects of the adoption of this standard and related updates on its consolidated financial statements and related disclosures.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	June 25, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,381	$—	$—	$14,381	$590	$—	$—	$590
Commercial paper and corporate debt securities	—	—	—	—	—	4,568	—	4,568
Total cash equivalents	$14,381	$—	$—	$14,381	$590	$4,568	$—	$5,158
Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	—	23,937	—	23,937	4,401	20,164	—	24,565
Commercial paper, municipal securities and corporate debt securities	—	12,015	—	12,015	—	20,366	—	20,366
Total marketable securities	$—	$35,952	$—	$35,952	$4,401	$40,530	$—	$44,931
Total(1)	$14,381	$35,952	$—	$50,333	$4,991	$45,098	$—	$50,089

Liabilities:
Contingent consideration payable	$—	$—	$1,270	$1,270	$—	$—	$1,490	$1,490

(1)	Excludes $45.7 million and $33.0 million held in operating accounts as of June 25, 2016 and December 26, 2015, respectively.

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

Changes in Level 3 liabilities	(in thousands)
Fair value at December 26, 2015	$1,490
Payments made to Zygo Corporation	(315)
Change in fair value included in earnings	95
Fair value at June 25, 2016	$1,270

As of June 25, 2016, the Company had liabilities of $1.3 million resulting from the acquisition of certain assets from Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. (“Zygo”), which are measured at fair value on a recurring basis, and changes in fair value recorded in other income (expense), net. Of the $1.3 million of Zygo liabilities at June 25, 2016, $0.7 million was a current liability and $0.6 million was a long-term liability. As of December 26, 2015, the liabilities totaled $1.5 million of which $0.9 million was a current liability and $0.6 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

derivatives are largely offset by re-measurement of the underlying assets and liabilities. The derivatives have maturities of approximately 30 days.

The loss on settlement of forward foreign currency contracts included in the three months ended June 25, 2016 and June 27, 2015 was $0.8 million and $0.1 million, respectively.  The loss on settlement of forward foreign currency contracts included in the six months ended June 25, 2016 and June 27, 2015 was $1.3 million and $0.1 million respectively.  These are included in other income (expense), net, in the consolidated statements of operations.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as of June 25, 2016 :

Notional Principal
(in millions)
Undesignated Hedges:
Forward Foreign Currency Contracts	$16.5

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	June 25, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$45,651	$—	$—	45,651
Cash equivalents:
Money market funds	14,381	—	—	14,381
Commercial paper and corporate debt securities	—	—	—	—
Marketable securities:
Commercial paper	—	—	—	—
U.S. Treasury securities	—	—	—	—
U.S. Government agency securities	23,913	25	(1)	23,937
Municipal securities	2,425	1	—	2,426
Corporate debt securities	9,587	4	(2)	9,589
Total cash, cash equivalents, and marketable securities	$95,957	$30	$(3)	$95,984

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$32,996	$—	$—	$32,996
Cash equivalents:
Money market funds	590	—	—	590
Commercial paper and corporate debt securities	4,568	—	—	4,568
Marketable securities:
Commercial paper	1,884	—	—	1,884
U.S. Treasury securities	4,411	—	(10)	4,401
U.S. Government agency securities	20,193	1	(29)	20,165
Municipal securities	3,747	1	(3)	3,745
Corporate debt securities	14,759	—	(23)	14,736
Total cash, cash equivalents, and marketable securities	$83,148	$2	$(65)	$83,085

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

marketable securities as of June 25, 2016 and December 26, 2015, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income, net, in the Company’s statement of operations.  Net realized gains and losses for three and six months ended June 25, 2016 and June 27, 2015 were not material.  Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and six months ended June 25, 2016 and June 27, 2015 were insignificant and no marketable securities had other than temporary impairment.

   All marketable securities as of June 25, 2016 and December 26, 2015, had maturity dates of less than two years and were not invested in foreign entities.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 0.76% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $5.2 million and $1.9 million of receivables during the three months ended June 25, 2016 and June 27, 2015, respectively and $19.4 million and $3.0 million of receivables during the six months ended June 25, 2016 and June 27, 2015, respectively. There were no material gains or losses on the sale of such receivables.  There were no amounts due from such third party financial institutions at June 25, 2016 and December 26, 2015.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	June 25, 2016	December 26, 2015
Inventories:
Raw materials and sub-assemblies	$24,011	$26,784
Work in process	11,668	12,862
Finished goods	5,432	8,103
Inventories	41,111	47,749
Inventories-delivered systems	9,594	2,856
Total inventories	$50,705	$50,605

Property, plant and equipment, net:(1)
Land	$15,569	$15,569
Building and improvements	20,400	20,158
Machinery and equipment	33,873	32,995
Furniture and fixtures	2,310	2,266
Software	8,833	8,245
Capital in progress	2,054	1,328
Total property, plant and equipment, gross	83,039	80,561
Accumulated depreciation and amortization	(39,555)	(36,068)
Total property, plant and equipment, net	$43,484	$44,493

(1) Total depreciation and amortization expense was $1.7 million for both the three months ended June 25, 2016 and June 27, 2015 and $3.4 million for both the six months ended June 25, 2016 and June 27, 2015.

Other Current Liabilities:
Accrued warranty	$4,556	$4,504
Accrued restructuring	27	256
Accrued professional services	502	481
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	732	945
Other	3,516	2,692
Total other current liabilities	$9,333	$8,878

Components of Accumulated Other Comprehensive Income (Loss)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 26, 2015	$(4,948)	$(210)	$(44)	$(5,202)
Current period change	1,499	—	72	1,571
Balance as of June 25, 2016	$(3,449)	$(210)	$28	$(3,631)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the six months ended June 25, 2016 (in thousands):

(in thousands)
Balance as of December 26, 2015	$9,415
Foreign currency movements	265
Balance as of June 25, 2016	$9,680

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of June 25, 2016 and December 26, 2015 consisted of the following (in thousands):

	June 25, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,325	$(15,436)	$889
Customer relationships	9,388	(9,388)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,152)	100
Trademark	80	(80)	—
Total	$29,972	$(28,983)	$989

	December 26, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,098	$(14,387)	$1,711
Customer relationships	9,364	(9,364)	—
Brand names	1,927	(1,903)	24
Patented technology	2,252	(2,120)	132
Trademark	80	(80)	—
Total	$29,721	$(27,854)	$1,867

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. The total amortization expense for the three months ended June 25, 2016 and June 27, 2015 was $0.4 million and $0.5 million, respectively.  Total amortization expense for the six months ended June 25, 2016 and June 27, 2015 was $0.9 million and $1.2 million, respectively.

There were no impairment charges related to intangible assets recorded during the three and six months ended June 25, 2016 and June 27, 2015.

The estimated future amortization expense of finite intangible assets as of June 25, 2016 is as follows (in thousands):

Fiscal Years	Amounts
2016 (remaining six months)	$577
2017	206
2018	140
2019	66
Thereafter	—
Total future amortization expense	$989

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Balance as of beginning of period	$4,377	$3,440	$4,504	$2,953
Accruals for warranties issued during period	1,368	2,251	2,429	3,953
Settlements during the period	(1,189)	(1,899)	(2,377)	(3,114)
Balance as of end of period	$4,556	$3,792	$4,556	$3,792

Note. 9. Restructuring

There were no restructuring charges recorded during the six months ended June 25, 2016.

The Company recorded a restructuring charge of approximately $0.1 million during the six months ended June 27, 2015 as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. The Company completed this restructuring plan in March 2015. Other related costs will be recognized as incurred.

As of June 25, 2016, the components of the Company’s restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 26, 2015	$—	$249	$7	$256
Charges	—	—	—	—
Cash Payments	—	(229)	—	(229)
Balance as of June 25, 2016	$—	$20	$7	$27

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	45	—	13	58
Cash Payments	(428)	(168)	(35)	(631)
Balance as of June 27, 2015	$-	$415	$9	$424

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Line of Credit and Debt Obligations

Line of Credit - The Company’s revolving line of credit facility of up to $12.0 million expired on May 30, 2016 and was not renewed. The revolving line of credit agreement included a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduced the total line of credit available. The revolving line of credit was collateralized by a blanket lien on all of the Company’s domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate was 3.00% per annum.  Borrowing was limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of June 25, 2016 and December 26, 2015.

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and six months ended June 25, 2016 and June 27, 2015 is as follows (in thousands):

	Three Month Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Weighted average common shares outstanding used in basic net income (loss) per share calculation	24,524	24,020	24,416	23,943
Potential dilutive common stock equivalents, using treasury stock method	403	265	357	317
Weighted average shares used in diluted net income (loss) per share calculation	24,927	24,285	24,773	24,260

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Stockholders’ Equity and Stock-Based Compensation

Options and Employee Stock Purchase Plan (“ESPP”) Awards

The fair value of each option and ESPP award is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table. The expected lives of options granted were calculated using the simplified method allowed by the Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rates were based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility was based on the historical volatility of the Company’s stock price. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	39.1%	37.2%	39.1%	37.2%
Risk free interest rate	0.49%	0.11%	0.49%	0.11%
Dividends	—	—	—	—

No stock options were awarded during the six months ended June 25, 2016 and June 27, 2015, respectively.

A summary of activity of stock options during the six months ended June 25, 2016 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 26, 2015	1,051,867	$14.60	2.46	$1,916
Exercised	(254,922)	$12.60
Cancelled	(164,038)	$15.86
Outstanding at June 25, 2016	632,907	$15.07	2.54	$3,248
Exercisable at June 25, 2016	562,094	$14.91	2.34	$2,972

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.20 as of June 24, 2016, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended June 25, 2016 and June 27, 2015 was $1.4 million and $0.3 million, respectively, and during the six months ended June 25, 2016 and June 27, 2015 was $1.4 and $1.1 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 26, 2015	713,243	$15.99
Granted	441,551	$17.02
Released	(246,363)	$16.43
Cancelled	(32,945)	$15.18
Outstanding RSUs as of June 25, 2016	875,486	$16.42

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

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 26, 2015	60,000	$18.35
Granted	67,500	$8.52
Released	(13,333)	$18.04
Cancelled	(6,667)	$18.04
Outstanding PSUs as of June 25, 2016	107,500	$12.24

The preceding table reflects the maximum awards that can be achieved upon full vesting.

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2016 Award	2015 Award
Grant Date Fair Value Per Share	$8.52	$18.35
Weighted-average assumptions/inputs:
Expected Dividend	—	—
Range of risk-free interest rates	0.92%	0.25%-1.1%
Range of expected volatilities for peer group	22%-93%	23%-65%

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Cost of products	$89	$60	$156	$132
Cost of service	114	45	218	91
Research and development	313	215	598	496
Selling	463	393	955	892
General and administrative	764	698	1,505	1,371
Total stock-based compensation expense related to employee stock options and employee stock purchases	$1,743	$1,411	$3,432	$2,982

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Provision for income taxes	$856	$817	$1,236	$1,134

The Company recorded a tax provision of $0.9 million and $0.8 million for the three months ended June 25, 2016 and June 27, 2015, respectively, and $1.2 million and $1.1 million for the six months ended June 25, 2016 and June 27, 2015, respectively.  The increase in the tax provision for 2016 from 2015 was primarily related to an increase in the Company’s earnings for the three and six months ended June 25, 2016.

As of June 25, 2016, the Company continues to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The total amount of penalties and interest were not material as of June 25, 2016 and June 27, 2015.  During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.1 million.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Total net revenues (1):
United States	$8,904	$15,052	$16,095	$24,130
South Korea	4,468	7,370	12,904	22,013
China	13,009	10,090	19,515	12,887
Taiwan	5,151	9,414	10,629	23,842
Singapore	16,617	1,625	26,519	5,626
Other	7,618	5,078	17,594	10,507
Total net revenues	$55,767	$48,629	$103,256	$99,005

	June 25, 2016	December 26, 2015
Long-lived tangible assets:
United States	$41,809	$42,581
Japan	60	59
South Korea	623	697
All Other	992	1,156
Total long-lived tangible assets	$43,484	$44,493

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	June 25, 2016	December 26, 2015
Micron	29.6%	***
Taiwan Semiconductor Manufacturing Company Limited	***	25.6%
Intel	16.9%	***
Toshiba Corporation	10.3%	27.1%

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Micron	35.9%	32.0%	31.3%	19.0%
Intel Corporation	23.6%	***	19.9%	***
SK Hynix	***	10.0%	***	12.0%
Toshiba Corporation	***	***	10.5%	***
Taiwan Semiconductor Manufacturing Company Limited	***	17.0%	***	20.0%
Samsung Electronics Co. Ltd.	***	***	***	20.0%

***	The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future periods, financial results, revenues, margins, growth, customers, tax rates, product performance, and the impact of accounting rules on our business and the future implications of our statements regarding goals, strategy, and similar terms. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “may,” “might,” “project,” “will,” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in this document, and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015,filed with the Securities and Exchange Commission (“SEC”) on February 24, 2016 (our “Annual Report”). . In particular, our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products; timing of orders, shipments, and acceptance of products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors of our Annual Report and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2015, which were included in our Annual Report, (ii) the section captioned “Risk Factors” in our Annual Report, and (iii) our other filings with the SEC.

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

Our revenues are primarily derived from product sales and system upgrades but are also derived from customer service for the installed base of our products. For the six months ended June 25, 2016, we derived 84% of our total net revenues from product sales and upgrades, and 16% of our total net revenues from services.

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

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers. The IMPULSE+ and IMPULSE® systems represent our latest metrology platform for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE® systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications and is qualified in production with major device makers.

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

There were no significant changes in our critical accounting policies during the six months ended June 25, 2016. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Upgrade Revenue and Related Cost

Beginning the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously, upgrades consisted of a group of parts and/or software that change the existing configuration of a product.  For the three months ended June 27, 2015, $2.2 million related to upgrade sales, and $1.1 million of costs, are in included in Service Revenues and Costs of Service Revenues. For the six months ended June 27, 2015, $6.8 million related to upgrade sales, and $2.9 million of costs, are in included in Service Revenues and Costs of Service Revenues.

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
Automated systems	$26,980	$29,326	$(2,346)	-8.0%	$55,593	$59,832	$(4,239)	-7.1%
Integrated systems	18,507	6,178	12,329	199.6%	26,800	10,903	15,897	145.8%
Materials characterization systems	1,958	3,433	(1,475)	-43.0%	4,265	6,540	(2,275)	-34.8%
Total product revenue	47,445	38,937	8,508	21.9%	86,658	77,275	9,383	12.1%
Service	8,322	9,692	(1,370)	-14.1%	16,597	21,730	(5,133)	-23.6%
Total net revenues	$55,767	$48,629	$7,138	14.7%	$103,255	$99,005	$4,250	4.3%

For the three months ended June 25, 2016, total net revenues increased by $7.1 million relative to the comparable 2015 period. For 2016, upgrade sales are included in Product Revenues. For the three months ended June 27, 2015, Product Revenues do not include $2.2 million related to upgrade sales, which are included in Service Revenues. Had upgrade sales been included in Product Revenues in 2015, Product Revenues would have increased by $6.3 million. The increase was primarily attributable to $12.3 million increase in Integrated Systems sales (principally IMPULSE®) due primarily to an increase in revenue from our customers in the 3D-NAND market, partially offset by $4.5 million decrease in sales of Automated Systems (principally the Atlas® line) due primarily to a decline in revenue from our customers in the Foundry market and decrease in sales of our Materials Characterization systems by $1.5 million. Capital spending by our customers is dependent on the timing of new semiconductor fabrication plants, capacity expansion within existing plants, and the adoption of new technology for current and future manufacturing needs. Future results will vary significantly based on changes in any of these factors.

For the six months ended June 25, 2016, as compared to the same period in 2015, revenues increased by $4.3 million.  For 2016, upgrade sales are included in Product Revenues.  For the six months ended June 27, 2015, Product Revenues do not include $6.8 million related to upgrade sales, which are included in Service Revenues.  Had upgrade sales been included in Product Revenues in 2015, Product Revenues would have increased by $2.6 million.  The increase was primarily attributable to $15.7 million increase in Integrated Systems sales partially offset by $10.8 million decrease in Automated Systems and $2.3 million decrease in sales of our Materials Characterization systems.

With a significant portion of the world’s semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Products	53.3%	47.8%	53.0%	47.0%
Service	37.9%	48.0%	41.9%	47.5%

The calculation of product gross margin includes both cost of products and in 2016, related upgrades, and amortization of intangibles.

The gross margin on product revenue increased to 53.3% in the three months ended June 25, 2016 from 47.8% in the three months ended June 27, 2015, reflecting an increase of 5.5 percentage points from the comparable 2015 period. Had upgrade sales and related cost been included in Product Revenues and Cost of Product Revenues, Product Gross Margin for the three months ended June 27, 2015 would have been 48.0%. The increase in 2016 of 5.3 percentage points over this amount was due to a change in product mix to higher margin products and upgrades during the three months ended June 25, 2016. The gross margin on our services business decreased to 37.9% in the three months ended June 25, 2016 from 48.0% in the three months ended June 27, 2015, reflecting a decrease of 10.1 percentage points. Had upgrade sales and related cost been excluded from Service Revenues and Cost of Service Revenues, Service Gross Margin for the three months ended June 27, 2015, would have been 46.9%. The decrease in 2016 over this amount was due to decrease in the service revenues, a lower mix of labor service, and higher service contract part costs.

The gross margin on product revenue increased to 53.0% in the six months ended June 25, 2016 from 47.0% in the six months ended June 27, 2015, reflecting an increase of 6.0 percentage points from the comparable 2015 period. Had upgrade sales and related cost been included in Product Revenues and Cost of Product Revenues, Product Gross Margin for the six months ended June 27, 2015 would have been 47.9%. The increase in 2016 of 5.1 percentage points over this amount was due to a change in product mix to higher margin products and upgrades during the six months ended June 25, 2016. The gross margin on our services business decreased to 41.9% in the six months ended June 25, 2016 from 47.5% in the six months ended June 27, 2015, reflecting a decrease of 5.6 percentage points. Had upgrade sales and related cost been excluded from Service Revenues and Cost of Service Revenues, Service Gross Margin for the six months ended June 27, 2015, would have been 42.6%. The decrease in 2016 over this amount was due to decrease in the service revenues, a lower mix of labor service, and higher service contract part costs.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
Research and Development	$7,511	$8,157	$(646)	-7.9%	$15,579	$16,316	$(737)	-4.5%
Selling	7,823	7,029	794	11.3%	15,072	14,145	927	6.6%
General and administrative	5,755	5,544	211	3.8%	11,175	11,310	(135)	-1.2%
Amortization of intangible assets	—	25	(25)	-100.0%	24	64	(40)	-62.5%
Restructuring charge	—	—	—	0.0%	—	58	(58)	-100.0%
Total operating expenses	$21,089	$20,755	$334	1.6%	$41,850	$41,893	$(43)	-0.1%

Research and development

Research and development costs decreased by $0.6 million or 7.9% in the three months ended June 25, 2016 compared to the three months ended June 27, 2015 due primarily to a lower level of non-recurring engineering program expenses.

The decrease in research and development costs of $0.7 million or 4.5% in the six months ended June 25, 2016 compared to the same period in 2015, related primarily to decreased in spending for material expenses and lower non-recurring engineered program expenses.

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs.

Selling

Selling expenses increased in the three and six months ended June 25, 2016 compared to the three and six months ended June 27, 2015 due to an increase in product and service support, commissions and a decrease in utilization of sales application personnel for installation and warranty, which is included in cost of net revenues.

General and administrative

General and administrative expenses increased by $0.2 million or 3.8% in the three months ended June 25, 2016 compared to the three months ended June 27, 2015.   The increase was primarily due to the increase in professional fees and legal expenditures.

The decreased in general and administrative by $0.1 million or 1.2% in the six months ended June 25, 2016 compared to the six months ended June 27, 2015, related primarily to lower IT infrastructure expenses partially offset by an increase in headcount related expenses and the increase in professional fees and legal expenditures in the second quarter of 2016.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the three and six months ended June 25, 2016 compared to the three and six months ended June 27, 2015 decreased as a result of the reduction in amortization due to intangible assets that became fully amortized.

Restructuring charge.

No restructuring charges were recorded during the three and six months ended June 25, 2016.

We recorded a restructuring charge of $0.1 million in the six months ended June 27, 2015 related to our efforts to improve operating efficiencies. We completed the restructuring plan in March 2015.

Other income, net.

Our other income, net, consisted of the following items (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Change		June 25, 2016	June 27, 2015	Change
Interest Income	$12	$46	$(34)	-73.9%	$21	$56	$(35)	-62.5%
Interest Expense	(67)	(83)	16	-19.3%	(184)	(165)	(19)	11.5%
Other income (expense)	(394)	(311)	(83)	26.7%	(169)	393	(562)	-143.0%
Total other income (expense), net	$(449)	$(348)	$(101)	29.0%	$(332)	$284	$(616)	-216.9%

Other expense increased by $0.1 million in the three months ended June 25, 2016, and other expense increased by $0.6 million in the six months ended June 25, 2016 relative to the comparable 2015 period.  These changes were principally due to the revaluation of inter-company balances based on fluctuations in foreign exchange rates relative to the U.S. dollar, and hedging gains and losses.

Provision for income taxes.

We recorded a tax provision of $0.9 million and $0.8 million in three months ended June 25, 2016 and June 27, 2015, respectively, and $1.2 million and $1.1 million in six months ended June 25, 2016 and June 27, 2015, respectively. The increase in the tax provision for 2016 from 2015 was primarily related to an increase in our earnings for the three and six months ended June 25, 2016.

Our provision for income taxes for the three months ended June 25, 2016 of $0.9 million reflects an effective tax rate of 12.4%.  Our provision for income taxes for the six months ended June 25, 2016 of $1.2 million reflects an effective tax rate of 11.5%.  The tax rate for both the three and sixth months ended June 25, 2016 differs from the Federal statutory rate of 35.0% primarily due to all our foreign income being subject to tax at lower rates and a tax benefit associated with a change in our valuation allowance as we continue to utilize our deferred tax assets.

As of June 25, 2016, we continue to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.  It is reasonably possible that within the next 12 months that positive evidence will be sufficient to release a material amount of our valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  The total amount of penalties and interest were not material as of June 25, 2016 and June 27, 2015.  During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.1 million.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of June 25, 2016 and December 26, 2015 and for the six months ended June 25, 2016 and June 27, 2015 (in millions):

	As of
	June 25, 2016	December 26, 2015
Cash, cash equivalents and marketable securities	$96.0	$83.1
Working capital	$150.5	$132.9

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash provided by (used in) operating activities	$13.2	$(7.2)
Cash provided by (used in) investing activities	$6.4	$(0.4)
Cash provided by (used in) financing activities	$1.9	$(0.7)

Our principal sources of liquidity are cash and cash equivalents, and marketable securities, and cash flow generated from our operations.  Our liquidity is affected by many factors, including those that relate to our specific operations and those that relate to the uncertainties of global and regional economies and the sectors of the semiconductor industry in which we operate in.  Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe our existing cash, cash equivalents and marketable securities, combined with cash currently projected to be generated from our operations, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.

During the six months ended June 25, 2016, cash provided by operating activities of $13.2 million was a result of $9.5 million of net income, non-cash adjustments to net income of $9.0 million partially offset by a net change in operating assets and liabilities of $5.3 million. The increase for the six months ended June 25, 2016 was primarily attributable to higher net income and increased deferred revenue. This was partially offset by the other changes to operating assets and liabilities, which is generally driven by the timing of customer payments for accounts receivable and timing of vendor payments for accounts payable. Cash provided by investing activities of $6.4 million during the six months ended June 25, 2016 consisted primarily of cash provided by maturities of marketable securities, net of purchases, of $8.9 million, partially offset by cash used to acquire property, plant and equipment of $2.5 million. Cash provided by financing activities of $1.9 million during the six months ended June 25, 2016 consisted primarily of $3.5 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $1.3 million, and royalty payments to Zygo of $0.3 million.

During the six months ended June 27, 2015, cash used in operating activities of $7.2 million was a result of $3.9 million of net income and non-cash adjustments to net income of $9.6 million, which were more than offset by a net change in operating assets and liabilities of $20.6 million.  Changes to operating assets and liabilities were generally driven by the timing of customer payments for accounts receivable, the timing of inventory purchases and the timing of vendor payments.  Cash used in investing activities of $0.4 million during the six months ended June 27, 2015, consisted primarily of cash used to acquire property, plant and equipment of $1.0 million, partially offset by cash provided by sales and maturities of marketable securities, net of purchases, of $0.6 million.  Cash used in financing activities of $0.7 million during the six months ended June 27, 2015 consisted primarily of cash used to repurchase common stock of $1.7 million, royalty and other payments to Zygo of $0.4 million, and cash paid for taxes on net issuance of stock awards of $1.0 million, partially offset by $2.5 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options.  As we move away from issuing stock options to employees, we anticipate that cash provided by the proceeds from the issuance of common stock may continue to decrease, and cash paid for taxes on the net issuance of stock awards to increase.

Debt and Business Partnership Payments

Line of Credit - Our revolving line of credit facility with Comerica expired on May 30, 2016 and was not renewed. The revolving line of credit agreement included a provision for the issuance of commercial or standby letters of credit by the bank on our behalf.  The value of all letters of credit outstanding reduced the total line of credit available. The revolving line of credit was collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate was 3.00% per annum.  Borrowing was limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement.  We will make payments to Zygo Corporation (with an estimated present value of $1.3 million as of June 25, 2016 and $1.5 million as of December 26, 2015) over a period of time as acquired inventory is sold and other aspects of the supply agreement are executed.  We made royalty and sustaining engineering payments of $0.3 million and $0.4 million to Zygo in six months ended June 25, 2016 and June 27, 2015, respectively.

We have evaluated and will continue to evaluate the acquisitions of products, technologies or businesses that are complementary to our business.  These activities may result in product and business investments, which may affect our cash position and working capital balances.  Some of these activities might require significant cash outlays.

Off-Balance Sheet Arrangements

As of June 25, 2016, we had no off-balance sheet arrangements or obligations.

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

The following table provides information about our foreign currency forward exchange contracts as of June 25, 2016. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during July 2016.

	Notional Principal	Contract Rate
	(in millions)
Forward Contracts
Korean won	$2.6	1,154
European Union euro	3.9	1.13
Israeli shekel	1.4	3.83
Singapore dollar	1.7	1.34
Chinese yuan	1.6	6.58
Japanese yen	5.3	104.76
Total	16.5
Estimated Fair Value	16.4

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Jeffrey Andreson, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 25, 2016, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 25, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed with the SEC on February 24, 2016. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Reference is made to Exhibits 3.1 and 3.2

10	Material Contracts

10.1 (5)	Changes in Compensation Arrangement Changes with Named Executive Officers CEO and CFO

10.2 (6)	2003 Employee Stock Purchase Plan

10.3 (3)	Compensation Arrangement With Non-Employee Directors

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)

Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 25, 2016, and December 26, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 25, 2016 and June 27, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 25, 2016 and June 27, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.
(5)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on February 26, 2006.
(6)	Incorporated by reference to Appendix 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 4, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: July 27, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Reference is made to Exhibit 3.1 and 3.2

10	Material Contracts

10.1 (5)	Changes in Compensation Arrangement Changes with Named Executive Officers CEO and CFO

10.2 (6)	2003 Employee Stock Purchase Plan

10.3 (3)	Compensation Arrangement With Non-Employee Directors

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1(3)	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1(3)

Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 25, 2016, and December 26, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 25, 2016 and June 27, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 25, 2016 and June 27, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.
(5)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on February 26, 2006.
(6)	Incorporated by reference to Appendix 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 4, 2016.