Form 10-Q
period 2016-09-24
NANOMETRICS INC
filed 2016-10-28
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

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

As of October 21, 2016, there were 24,916,470 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 24, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 24, 2016 and December 26, 2015 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 24, 2016 and September 26, 2015 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Month Periods Ended September 24, 2016 and September 26, 2015 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 24, 2016 and September 26, 2015 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 6.	Exhibits	32

Signatures		33

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	September 24, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,421	$38,154
Marketable securities	81,106	44,931
Accounts receivable, net of allowances of $92 and $150, respectively	41,182	37,832
Inventories	39,260	47,749
Inventories-delivered systems	4,416	2,856
Prepaid expenses and other	5,835	6,592
Total current assets	209,220	178,114
Property, plant and equipment, net	44,324	44,493
Goodwill	9,665	9,415
Intangible assets, net	552	1,867
Deferred income tax assets	1,319	1,118
Other assets	526	533
Total assets	$265,606	$235,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,562	$11,675
Accrued payroll and related expenses	11,631	10,097
Deferred revenue	16,804	12,790
Other current liabilities	8,630	8,878
Income taxes payable	278	1,771
Total current liabilities	45,905	45,211
Deferred revenue	639	827
Income taxes payable	848	775
Deferred tax liability	709	521
Other long-term liabilities	866	878
Total liabilities	48,967	48,212
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,897,878 and 24,224,286, respectively, issued and outstanding	25	24
Additional paid-in capital	268,553	258,715
Accumulated deficit	(48,828)	(66,209)
Accumulated other comprehensive income	(3,111)	(5,202)
Total stockholders’ equity	216,639	187,328
Total liabilities and stockholders’ equity	$265,606	$235,540

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net revenues:
Products	$49,631	$36,414	$136,290	$113,689
Service	9,083	9,264	25,680	30,993
Total net revenues	58,714	45,678	161,970	144,682
Costs of net revenues:
Cost of products	22,810	19,242	62,625	59,106
Cost of service	5,066	3,749	14,714	15,158
Amortization of intangible assets	434	468	1,311	1,557
Total costs of net revenues	28,310	23,459	78,650	75,821
Gross profit	30,404	22,219	83,320	68,861
Operating expenses:
Research and development	7,868	8,579	23,447	24,896
Selling	7,495	6,760	22,567	20,905
General and administrative	5,975	5,590	17,150	16,901
Amortization of intangible assets	—	26	24	89
Restructuring charge	—	—	—	56
Total operating expenses	21,338	20,955	63,188	62,847
Income from operations	9,066	1,264	20,132	6,014
Other (income) expense:
Interest income	12	7	33	63
Interest expense	(92)	(86)	(276)	(252)
Other income, net	229	346	60	740
Total other income (expense), net	149	267	(183)	551
Income before income taxes	9,215	1,531	19,949	6,565
Provision for income taxes	1,332	713	2,568	1,847
Net income	$7,883	$818	$17,381	$4,718
Net income per share:
Basic	$0.32	$0.03	$0.71	$0.20
Diluted	$0.31	$0.03	$0.70	$0.19
Weighted average shares used in per share calculation:
Basic	24,826	24,145	24,550	24,010
Diluted	25,282	24,352	24,979	24,347

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$7,883	$818	$17,381	$4,718
Other comprehensive income (loss):
Change in foreign currency translation adjustment	519	(235)	2,018	(1,980)
Net change on unrealized gains on available-for-sale investments	1	17	73	42
Other comprehensive income (loss):	520	(218)	2,091	(1,938)
Comprehensive income	$8,403	$600	$19,472	$2,780

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$17,381	$4,718
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,440	6,826
Stock-based compensation	5,432	4,664
Disposal of fixed assets	162	578
Inventory write-down	1,451	1,971
Deferred income taxes	(14)	173
Changes in fair value of contingent payments to Zygo Corporation	158	137
Changes in assets and liabilities:
Accounts receivable	(986)	(14,873)
Inventories	6,652	(15,893)
Inventories-delivered systems	(1,560)	370
Prepaid expenses and other	889	4,436
Accounts payable, accrued and other liabilities	(4,310)	9,634
Deferred revenue	3,825	(688)
Income taxes payable	(1,419)	295
Net cash provided by operating activities	34,101	2,348
Cash flows from investing activities:
Sales of marketable securities	2,093	2,884
Maturities of marketable securities	25,461	30,279
Purchases of marketable securities	(63,840)	(27,298)
Purchases of property, plant and equipment	(3,349)	(1,365)
Net cash provided by (used in) investing activities	(39,635)	4,500
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(315)	(614)
Proceeds from sale of shares under employee stock option plans and purchase plan	5,984	3,642
Taxes paid on net issuance of stock awards	(1,578)	(1,104)
Repurchases of common stock	—	(1,721)
Net cash provided by financing activities	4,091	203
Effect of exchange rate changes on cash and cash equivalents	710	(166)
Net increase (decrease) in cash and cash equivalents	(733)	6,885
Cash and cash equivalents, beginning of period	38,154	34,676
Cash and cash equivalents, end of period	$37,421	$41,561
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$1,699	$1,068
Transfer of property, plant and equipment to inventory, net	$491	$—

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

Fiscal Period – The Company uses a 52/53 week fiscal year ending on the last Saturday of the calendar year. All references to the quarter refer to Nanometrics’ fiscal quarter. The fiscal quarters reported herein are 13 week periods.

Upgrade Revenue and Related Cost - Beginning the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the three months ended September 26, 2015, $0.8 million related to upgrade sales, and $0.1 million of costs, are included in Service Revenues and Costs of Service Revenues, respectively, in the accompanying Condensed Consolidated Statement of Operations.  For the nine months ended September 26, 2015, $7.6 million related to upgrade sales, and $2.9 million of costs, are included in Service Revenues and Costs of Service Revenues, respectively, in the accompanying Condensed Consolidated Statement of Operations.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued an accounting standard which addresses eight specific cash flow classification issues. This update is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all the amendments must be adopted in the same period. The standard is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting this update on its consolidated statements of cash flows.

In June 2016, the FASB issued an accounting standard which requires measurement and timely recognition of expected credit losses for financial assets. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In March 2016, the FASB issued an accounting standards update that simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as equity or liability, and classification on the statement of cash flows.  The standard is effective for public companies for annual reporting periods beginning after December 16, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the timing and effects of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued an accounting standards update which requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years.  This standard is required to be applied with a modified retrospective transition approach.  Early adoption is permitted. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements and related disclosures.

In May 2014, the FASB issued an accounting standards update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance clarifies the principles of revenue recognition to improve operability and understandability of the guidance. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred for one year the effective date of the revenue standard update, but early adoption will be permitted.  The standard will be effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the timing and effects of the adoption of this standard and related updates on its consolidated financial statements and related disclosures.

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	September 24, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$840	$—	$—	$840	$590	$—	$—	$590
Commercial paper and corporate debt securities	—	4,244	—	4,244	—	4,568	—	4,568
Total cash equivalents	$840	$4,244	$—	$5,084	$590	$4,568	$—	$5,158
Marketable securities:
U.S. Treasury securities and U.S. Government agency debt securities	—	21,256	—	21,256	4,401	20,164	—	24,565
Certificates of deposits	—	16,008	—	16,008	—	—	—	—
Commercial paper	—	23,848	—	23,848	—	1,884	—	1,884
Municipal securities and corporate debt securities	—	12,526	—	12,526	—	18,482	—	18,482
Asset-backed Securities	—	7,468	—	7,468	—	—	—	—
Total marketable securities	$—	$81,106	$—	$81,106	$4,401	$40,530	$—	$44,931
Total(1)	$840	$85,350	$—	$86,190	$4,991	$45,098	$—	$50,089

Liabilities:
Contingent consideration payable	$—	$—	$1,333	$1,333	$—	$—	$1,490	$1,490

(1)	Excludes $32.3 million and $33.0 million held in operating accounts as of September 24, 2016 and December 26, 2015, respectively.

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

Changes in Level 3 liabilities	(in thousands)
Fair value at December 26, 2015	$1,490
Payments made to Zygo Corporation	(315)
Change in fair value included in earnings	158
Fair value at September 24, 2016	$1,333

As of September 24, 2016, the Company had liabilities of $1.3 million resulting from the acquisition of certain assets from Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. (“Zygo”), which are measured at fair value on a recurring basis, and changes in fair value recorded in other income (expense), net. Of the $1.3 million of Zygo liabilities at September 24, 2016, $0.8 million was a current liability and $0.5 million was a long-term liability. As of December 26, 2015, the liabilities totaled $1.5 million

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of which $0.9 million was a current liability and $0.6 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs applying a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

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

The settlement of forward foreign currency contracts included in the three months ended September 24, 2016 and September 26, 2015 was a gain of $0.1 million and a loss of $0.3 million, respectively.  The loss on settlement of forward foreign currency contracts included in the nine months ended September 24, 2016 and September 26, 2015 was $1.2 million and $0.3 million respectively.  These are included in other income (expense), net, in the consolidated statements of operations.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as of September 24, 2016:

Notional Principal
(in millions)
Undesignated Hedges:
Forward Foreign Currency Contracts	$15.9

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	September 24, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$32,337	$—	$—	32,337
Cash equivalents:
Money market funds	840	—	—	840
Commercial paper and corporate debt securities	4,245	—	(1)	4,244
Marketable securities:
U.S. Treasury securities	6,935	9	—	6,944
U.S. Government agency securities	14,301	11	—	14,312
Certificate of deposits	15,997	11	—	16,008
Commercial paper	23,845	3	—	23,848
Municipal securities	765	—	—	765
Corporate debt securities	11,762	—	(1)	11,761
Asset-backed securities	7,470	—	(2)	7,468
Total cash, cash equivalents, and marketable securities	$118,497	$34	$(4)	$118,527

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$32,996	$—	$—	$32,996
Cash equivalents:
Money market funds	590	—	—	590
Commercial paper and corporate debt securities	4,568	—	—	4,568
Marketable securities:
U.S. Treasury securities	4,411	—	(10)	4,401
U.S. Government agency securities	20,193	1	(29)	20,165
Commercial paper	1,884	—	—	1,884
Municipal securities	3,747	1	(3)	3,745
Corporate debt securities	14,759	—	(23)	14,736
Total cash, cash equivalents, and marketable securities	$83,148	$2	$(65)	$83,085

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of September 24, 2016 and December 26, 2015, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income, net, in the Company’s statement of operations.  Net realized gains and losses for three and nine months ended September 24, 2016 and September 26, 2015 were not material.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and nine months ended September 24, 2016 and September 26, 2015 were insignificant and no marketable securities had other than temporary impairment.

All marketable securities as of September 24, 2016 and December 26, 2015, had maturity dates of less than two years.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 0.76% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $10.1 million and $4.3 million of receivables during the three months ended September 24, 2016 and September 26, 2015, respectively and $29.6 million and $7.3 million of receivables during the nine months ended September 24, 2016 and September 26, 2015, respectively. There were no material gains or losses on the sale of such receivables.  There were no amounts due from such third party financial institutions at September 24, 2016 and December 26, 2015.

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	September 24, 2016	December 26, 2015
Inventories:
Raw materials and sub-assemblies	$21,953	$26,784
Work in process	9,508	12,862
Finished goods	7,799	8,103
Inventories	39,260	47,749
Inventories-delivered systems	4,416	2,856
Total inventories	$43,676	$50,605

Property, plant and equipment, net:(1)
Land	$15,570	$15,569
Building and improvements	20,511	20,158
Machinery and equipment	36,109	32,995
Furniture and fixtures	2,357	2,266
Software	9,007	8,245
Capital in progress	2,091	1,328
Total property, plant and equipment, gross	85,645	80,561
Accumulated depreciation and amortization	(41,321)	(36,068)
Total property, plant and equipment, net	$44,324	$44,493

(1) Total depreciation and amortization expense was $1.7 million and $1.8 million for the three months ended September 24, 2016 and September 26, 2015, respectively and $5.1 million and $5.2 million for the nine months ended September 24, 2016 and September 26, 2015, respectively.

Other Current Liabilities:
Accrued warranty	$4,185	$4,504
Accrued restructuring	—	256
Accrued professional services	492	481
Accrued royalties	1,029	437
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	814	945
Other	2,110	2,255
Total other current liabilities	$8,630	$8,878

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of Accumulated Other Comprehensive Income (Loss)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 26, 2015	$(4,948)	$(210)	$(44)	$(5,202)
Current period change	2,018	—	73	2,091
Balance as of September 24, 2016	$(2,930)	$(210)	$29	$(3,111)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the nine months ended September 24, 2016:

(in thousands)
Balance as of December 26, 2015	$9,415
Foreign currency movements	250
Balance as of September 24, 2016	$9,665

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 24, 2016 and December 26, 2015 consisted of the following (in thousands):

	September 24, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,336	$(15,867)	$469
Customer relationships	9,387	(9,387)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,169)	83
Trademark	80	(80)	—
Total	$29,982	$(29,430)	$552

	December 26, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,098	$(14,387)	$1,711
Customer relationships	9,364	(9,364)	—
Brand names	1,927	(1,903)	24
Patented technology	2,252	(2,120)	132
Trademark	80	(80)	—
Total	$29,721	$(27,854)	$1,867

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. The total amortization expense for the three months ended September 24, 2016 and September 26, 2015 was $0.4 million and $0.5 million, respectively.  Total amortization expense for the nine months ended September 24, 2016 and September 26, 2015 was $1.3 million and $1.6 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no impairment charges related to intangible assets recorded during the three and nine months ended September 24, 2016 and September 26, 2015.

The estimated future amortization expense of finite intangible assets as of September 24, 2016 is as follows (in thousands):

Fiscal Years	Amounts
2016 (remaining three months)	$140
2017	206
2018	140
2019	66
Thereafter	—
Total future amortization expense	$552

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Balance as of beginning of period	$4,556	$3,792	$4,504	$2,953
Accruals for warranties issued during period	1,100	2,288	3,529	6,240
Settlements during the period	(1,471)	(1,789)	(3,848)	(4,902)
Balance as of end of period	$4,185	$4,291	$4,185	$4,291

Note. 9. Restructuring

There were no restructuring charges recorded during the nine months ended September 24, 2016.

The Company recorded a restructuring charge of approximately $0.1 million during the nine months ended September 26, 2015 as a result of its decision to consolidate and reorganize certain of its operations, primarily in the U.K. The Company completed this restructuring plan in March 2015. Other related costs will be recognized as incurred.

As of September 24, 2016, the components of the Company’s restructuring reserves were included in other current liabilities and were as follows (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 26, 2015	$—	$249	$7	$256
Charges	—	—	—	—
Cash Payments	—	(249)	(7)	(256)
Balance as of September 24, 2016	$—	$—	$—	$—

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	45	—	11	56
Cash Payments	(428)	(249)	(35)	(712)
Balance as of September 26, 2015	$—	$334	$7	$341

Note 10. Line of Credit and Debt Obligations

Line of Credit - The Company’s revolving line of credit facility of up to $12.0 million expired on May 30, 2016 and was not renewed.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of September 24, 2016 and December 26, 2015.

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and nine months ended September 24, 2016 and September 26, 2015 is as follows (in thousands):

	Three Month Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Weighted average common shares outstanding used in basic net income (loss) per share calculation	24,826	24,145	24,550	24,010
Potential dilutive common stock equivalents, using treasury stock method	456	207	429	337
Weighted average shares used in diluted net income (loss) per share calculation	25,282	24,352	24,979	24,347

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

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	38.2%	36.7%	38.7%	36.9%
Risk free interest rate	0.37%	0.13%	0.44%	0.12%
Dividends	—	—	—	—

No stock options were awarded during the nine months ended September 24, 2016 and September 26, 2015, respectively.

A summary of activity of stock options during the nine months ended September 24, 2016 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 26, 2015	1,051,867	$14.60	2.46	$1,916
Exercised	(352,996)	$13.33
Cancelled	(166,849)	$15.79
Outstanding at September 24, 2016	532,022	$15.06	2.32	$3,849
Exercisable at September 24, 2016	480,462	$14.91	2.15	$3,546

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.29 as of September 23,2016, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended September 24, 2016 and September 26, 2015 was $0.5 million and $0.1 million, respectively, and during the nine months ended September 24, 2016 and September 26, 2015 was $1.9 and $1.4 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 26, 2015	713,243	$15.99
Granted	455,907	$17.15
Released	(286,260)	$16.11
Cancelled	(45,852)	$16.00
Outstanding RSUs as of September 24, 2016	837,038	$15.58

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

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 26, 2015	60,000	$18.35
Granted	67,500	$8.52
Released	(13,333)	$18.04
Cancelled	(6,667)	$18.04
Outstanding PSUs as of September 24, 2016	107,500	$12.24

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Cost of products	$116	$96	$273	$229
Cost of service	138	104	355	195
Research and development	387	300	985	796
Selling	537	511	1,492	1,403
General and administrative	822	671	2,327	2,041
Total stock-based compensation expense related to employee stock options and employee stock purchases	$2,000	$1,682	$5,432	$4,664

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Provision for income taxes	$1,332	$713	$2,568	$1,847

The Company recorded a tax provision of $1.3 million and $0.7 million for the three months ended September 24, 2016 and September 26, 2015, respectively, and $2.6 million and $1.8 million for the nine months ended September 24, 2016 and September 26, 2015, respectively.  The increase in the tax provision for 2016 from 2015 was primarily related to an increase in the Company’s earnings for the three and nine months ended September 24, 2016.

As of September 24, 2016, the Company continues to maintain a valuation allowance against its U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The total amount of penalties and interest were not material as of September 24, 2016 and September 26, 2015.  During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.1 million.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Total net revenues (1):
China	$15,710	$6,731	$35,226	$12,357
South Korea	11,765	6,794	24,669	28,807
United States	8,211	7,985	24,306	32,115
Singapore	7,364	2,988	33,883	15,875
Taiwan	6,334	11,331	16,962	35,173
Japan	5,078	7,778	18,645	15,919
Other	4,252	2,071	8,279	4,436
Total net revenues	$58,714	$45,678	$161,970	$144,682

	September 24, 2016	December 26, 2015
Long-lived tangible assets:
United States	$42,603	$42,581
International	1,721	1,912
Total long-lived tangible assets	$44,324	$44,493

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	September 24, 2016	December 26, 2015
Taiwan Semiconductor Manufacturing Company Limited	20.0%	25.6%
Micron	15.3%	***
Intel	13.6%	***
United Semiconductor (Xiamen) Co., Ltd.	10.6%	***
Toshiba Corporation	***	27.1%

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
SK Hynix	18.8%	15.0%	14.0%	13.0%
Intel Corporation	18.5%	***	19.4%	***
Micron	14.6%	14.0%	25.2%	18.0%
Toshiba Corporation	***	13.0%	***	***
Taiwan Semiconductor Manufacturing Company Limited	***	17.0%	***	19.0%
Samsung Electronics Co. Ltd.	***	***	***	16.0%

***	The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are derived primarily from product sales and system upgrades but are also derived from customer service for the installed base of our products. For the nine months ended September 24, 2016, we derived 84% of our total net revenues from product sales and upgrades, and 16% of our total net revenues from services.

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

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® III, Atlas II+, Atlas II and Atlas XP/Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD”), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFireTM system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications as well as added inspection capabilities for both front-end-of-line (“FEOL”) patterned wafer and advanced packaging related applications.

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers. The IMPULSE+ and IMPULSE® systems represent our latest metrology platform for OCD and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE® systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications and is qualified in production with major device makers.

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

•	Continued development of new measurement and inspection technologies for advanced fabrication processes and packaging.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by cyclical growth. Changing trends in the semiconductor industry continue to drive the need for metrology as a major component of device manufacturing. These trends include:

•

Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Our customers use photolithographic processes to create patterns on wafers. Critical dimensions must be carefully controlled during this process. In advanced node device definition, additional monitoring of thickness and profile dimensions on these patterned structures at Chemical Mechanical Polishing, Etch, and Thin Film processing steps is driving broader OCD adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state-of-the-art devices. Nanometrics OCD technology is broadly adopted across NAND, DRAM, and logic semiconductor manufacturing processes.

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

There were no significant changes in our critical accounting policies during the nine months ended September 24, 2016. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Upgrade Revenue and Related Cost

Beginning the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously, upgrades consisted of a group of parts and/or software that change the existing configuration of a product.  For the three months ended September 26, 2015, $0.8 million related to upgrade sales, and $0.1 million of costs, are in included in Service Revenues and Costs of Service Revenues. For the nine months ended September 26, 2015, $7.6 million related to upgrade sales, and $2.9 million of costs, are in included in Service Revenues and Costs of Service Revenues.

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Change		September 24, 2016	September 26, 2015	Change
Automated systems	$34,914	$20,975	$13,939	66.5%	$90,502	$80,808	$9,694	12.0%
Integrated systems	10,233	11,135	(902)	-8.1%	37,038	22,036	15,002	68.1%
Materials characterization systems	4,484	4,304	180	4.2%	8,750	10,845	(2,095)	-19.3%
Total product revenue	49,631	36,414	13,217	36.3%	136,290	113,689	22,601	19.9%
Service	9,083	9,264	(181)	-2.0%	25,680	30,993	(5,313)	-17.1%
Total net revenues	$58,714	$45,678	$13,036	28.5%	$161,970	$144,682	$17,288	11.9%

For the three months ended September 24, 2016, total net revenues increased by $13.0 million relative to the comparable 2015 period. For 2016, upgrade sales are included in Product Revenues. For the three months ended September 26, 2015, Product Revenues do not include $0.8 million related to upgrade sales, which are included in Service Revenues. Had upgrade sales been included in Product Revenues in 2015, Product Revenues would have increased by $12.5 million. The increase was primarily attributable to increase in sales of Automated Systems (principally the Atlas® line) due primarily to a higher revenue from our customers in the Foundry and DRAM markets and an increase in sales of Materials Characterization, partially offset by lower Integrated Systems sales. Capital spending by our customers is dependent on the timing of new semiconductor fabrication plants, capacity expansion within existing plants, and the adoption of new technology for current and future manufacturing needs. Future results will vary significantly based on changes in any of these factors.

For the nine months ended September 24, 2016, as compared to the same period in 2015, revenues increased by $17.3 million.  For 2016, upgrade sales are included in Product Revenues.  For the nine months ended September 26, 2015, Product Revenues do not include $7.6 million related to upgrade sales, which are included in Service Revenues.  Had upgrade sales been included in Product Revenues in 2015, Product Revenues would have increased by $15.0 million.  The increase was primarily attributable to increase in Integrated Systems sales and Automated Systems sales, partially offset by decrease in sales of our Materials Characterization systems.

With a significant portion of the world’s semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Products	53.2%	45.9%	53.1%	46.6%
Service	44.2%	59.5%	42.7%	51.1%

The calculation of product gross margin includes both cost of products and in 2016, related upgrades, and amortization of intangibles.

The gross margin on product revenue increased to 53.2% in the three months ended September 24, 2016 from 45.9% in the three months ended September 26, 2015, reflecting an increase of 7.3 percentage points from the comparable 2015 period. Had upgrade sales and related cost been included in Product Revenues and Cost of Product Revenues, Product Gross Margin for the three months ended September 26, 2015 would have been 46.9%. The increase in 2016 of 6.3 percentage points over this amount was due to a lower installation and warranty costs and a change in product mix to higher margin products and upgrades during the three months ended September 24, 2016. The gross margin on our services business decreased to 44.2% in the three months ended September 24, 2016 from 59.5% in the three months ended September 26, 2015, reflecting a decrease of 15.3 percentage points. Had upgrade sales and related cost been excluded from Service Revenues and Cost of Service Revenues, Service Gross Margin for the three months ended September 26, 2015, would have been 56.4%. The decrease in 2016 over this amount was due to decrease in the service revenues, a lower mix of labor service, and a lower level of labor utilizations.

The gross margin on product revenue increased to 53.1% in the nine months ended September 24, 2016 from 46.6% in the nine months ended September 26, 2015, reflecting an increase of 6.5 percentage points from the comparable 2015 period. Had upgrade sales and related cost been included in Product Revenues and Cost of Product Revenues, Product Gross Margin for the nine months ended September 26, 2015 would have been 47.6%. The increase in 2016 of 5.5 percentage points over this amount was due to a change in product mix to higher margin products and upgrades during the nine months ended September 24, 2016. The gross margin on our services business decreased to 42.7% in the nine months ended September 24, 2016 from 51.1% in the nine months ended September 26, 2015, reflecting a decrease of 8.4 percentage points. Had upgrade sales and related cost been excluded from Service Revenues and Cost of Service Revenues, Service Gross Margin for the nine months ended September 26, 2015, would have been 47.6%. The decrease in 2016 over this amount was due to decrease in the service revenues, a lower mix of labor service, and higher service contract part costs.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Change		September 24, 2016	September 26, 2015	Change
Research and Development	$7,868	$8,579	$(711)	-8.3%	$23,447	$24,896	$(1,449)	-5.8%
Selling	7,495	6,760	735	10.9%	22,567	20,905	1,662	8.0%
General and administrative	5,975	5,590	385	6.9%	17,150	16,901	249	1.5%
Amortization of intangible assets	—	26	(26)	-100.0%	24	89	(65)	-73.0%
Restructuring charge	—	—	—	0.0%	—	56	(56)	-100.0%
Total operating expenses	$21,338	$20,955	$383	1.8%	$63,188	$62,847	$341	0.5%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs.  For the three months ended September 24, 2016, research and development costs decreased by $0.7 million or 8.3%, compared to the same period in 2015.  The decrease related primarily to lower spending for material expenses and related costs associated with research and development investments for our next generation systems.

For the nine months ended September 24, 2016, research and development costs decreased by $1.4 million or 5.8%, compared to the same period in 2015.  The decrease related primarily to lower spending for non-recurring engineered program expenses and related material expenses, partially offset by an increase in variable compensation costs.

Selling

Selling expenses increased by $0.7 million or 10.9% and $1.7 million or 8.0%, in the three and nine months ended September 24, 2016, respectively, compared to the same periods in 2015.  The increases were due to a decrease in utilization of our sales application personnel, which is included in cost of net revenues and higher variable compensation costs.

General and administrative

General and administrative expenses increased by $0.4 million or 6.9% in the three months ended September 24, 2016 compared to the three months ended September 26, 2015.   The increase was primarily due to higher variable compensation costs, and the timing of certain legal expenditures.

General and administrative expenses were higher by $0.2 million or 1.5% in the nine months ended September 24, 2016 compared to the nine months ended September 26, 2015 primarily due to higher variable compensation costs, partially offset by a reduction in information technology infrastructure related costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the three and nine months ended September 24, 2016 compared to the three and nine months ended September 26, 2015 decreased as a result of the reduction in amortization due to intangible assets that became fully amortized.

Restructuring charge.

No restructuring charges were recorded during the three and nine months ended September 24, 2016.

We recorded a restructuring charge of $0.1 million in the nine months ended September 26, 2015 related to our efforts to improve operating efficiencies. We completed the restructuring plan in March 2015.

Other income, net.

Our other income, net, consisted of the following items (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Change		September 24, 2016	September 26, 2015	Change
Interest Income	$12	$7	$5	71.4%	$33	$63	$(30)	-47.6%
Interest Expense	(92)	(86)	(6)	7.0%	(276)	(252)	(24)	9.5%
Other income (expense)	229	346	(117)	-33.8%	60	740	(680)	-91.9%
Total other income (expense), net	$149	$267	$(118)	-44.2%	$(183)	$551	$(734)	-133.2%

Other income decreased by $0.2 million in the three months ended September 24, 2016, and other expense increased by $0.8 million in the nine months ended September 24, 2016 relative to the comparable 2015 period.  These changes were principally due to the revaluation of inter-company balances based on fluctuations in foreign exchange rates relative to the U.S. dollar, and hedging gains and losses.

Provision for income taxes.

We recorded a tax provision of $1.3 million and $0.7 million in three months ended September 24, 2016 and September 26, 2015, respectively, and $2.6 million and $1.8 million in nine months ended September 24, 2016 and September 26, 2015, respectively. The increase in the tax provision for 2016 from 2015 was primarily related to an increase in our earnings for the three and nine months ended September 24, 2016.

Our provision for income taxes for the three months ended September 24, 2016 of $1.3 million reflects an effective tax rate of 14.5%.  Our provision for income taxes for the nine months ended September 24, 2016 of $2.6 million reflects an effective tax rate of 12.9%.  The tax rate for both the three and nine months ended September 24, 2016 differs from the Federal statutory rate of 35.0% primarily due to all our foreign income being subject to tax at lower rates and a tax benefit associated with a change in our valuation allowance as we continue to utilize our deferred tax assets.

As of September 24, 2016, we continue to maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.  It is reasonably possible that within the next 12 months that positive evidence will be sufficient to release a material amount of our valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. We will continue to evaluate the release of the valuation allowance on a quarterly basis.

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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  The total amount of penalties and interest were not material as of September 24, 2016 and September 26, 2015.  During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.1 million.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of September 24, 2016 and December 26, 2015 and for the nine months ended September 24, 2016 and September 26, 2015 (in millions):

	As of
	September 24, 2016	December 26, 2015
Cash, cash equivalents and marketable securities	$118.5	$83.1
Working capital	$163.3	$132.9

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash provided by operating activities	$34.1	$2.3
Cash provided by (used in) investing activities	$(39.6)	$4.5
Cash provided by financing activities	$4.1	$0.2

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

During the nine months ended September 24, 2016, cash provided by operating activities of $34.1 million was a result of $17.4 million of net income, non-cash adjustments to net income of $13.6 million and a net change in operating assets and liabilities of $3.1 million. The increase for the nine months ended September 24, 2016 was primarily attributable to higher net income decreased inventory levels and increased deferred revenue. This was partially offset by the other changes to operating assets and liabilities, which is generally driven by the timing of customer payments for accounts receivable and timing of vendor payments for accounts payable. Cash used in investing activities of $39.6 million during the nine months ended September 24, 2016 consisted primarily of $63.8 million purchases of marketable securities, net of sales and maturities, of $27.5 million, and acquisition of property, plant and equipment of $3.3 million. Cash provided by financing activities of $4.1 million during the nine months ended September 24, 2016 consisted primarily of $6.0 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $1.6 million, and royalty payments to Zygo of $0.3 million.

During the nine months ended September 26, 2015, cash provided by operating activities of $2.3 million was a result of $4.7 million of net income, non-cash adjustments to net income of $ 14.3 million and a net change in operating assets and liabilities of $ 16.7 million. Changes to operating assets and liabilities were generally driven by the timing of customer payments for accounts receivable, the timing of inventory purchases and the timing of vendor payments. Cash provided by investing activities of $4.5 million during the nine months ended September 26, 2015, consisted primarily of cash provided by sales and maturities of marketable securities, net of purchases, of $5.9 million, partially offset by cash used to acquire property, plant and equipment of $1.4 million. Cash provided by financing activities of $0.2 million during the nine months ended September 26, 2015 consisted primarily of $3.6 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash used to repurchase common stock of $1.7 million, royalty and other payments to Zygo of $0.6 million, and cash paid for taxes on net issuance of stock awards of $1.1 million. As we move away from issuing stock options to employees, we anticipate that cash provided by the proceeds from the issuance of common stock may continue to decrease, and the cash paid on net issuance of stock awards to increase

Debt and Business Partnership Payments

Line of Credit - Our revolving line of credit facility with Comerica expired on May 30, 2016 and was not renewed.

Business Partnership - On June 17, 2009, we announced a strategic business partnership with Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. whereby we have purchased inventory and certain other assets from Zygo Corporation, and the two companies entered into a supply agreement.  We will make payments to Zygo Corporation (with an estimated present value of $1.3 million as of September 24, 2016 and $1.5 million as of December 26, 2015) over a period of time as aspects of the supply agreement are executed.  We made royalty payments of $0.3 million and $0.6 million to Zygo in nine months ended September 24, 2016 and September 26, 2015, respectively.

We have evaluated and will continue to evaluate the acquisitions of products, technologies or businesses that are complementary to our business.  These activities may result in product and business investments, which may affect our cash position and working capital balances.  Some of these activities might require significant cash outlays.

Off-Balance Sheet Arrangements

As of September 24, 2016, we had no off-balance sheet arrangements or obligations.

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

The following table provides information about our foreign currency forward exchange contracts as of September 24, 2016. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during October 2016.

	Notional Principal	Contract Rate
	(in millions)
Forward Contracts
Korean won	$2.6	1,115
European Union euro	4.1	1.13
Israeli shekel	1.1	3.75
Singapore dollar	0.9	1.35
Chinese yuan	1.9	6.69
Japanese yen	3.0	100.98
New Taiwan dollar	0.9	31.16
British Pound	1.4	1.31
Total	15.9
Estimated Fair Value	15.9

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Timothy J. Stultz, and our Chief Financial Officer, Jeffrey Andreson, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 24, 2016, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 24, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 24, 2016, and December 26, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 24, 2016 and September 26, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 24, 2016 and September 26, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Dated: October 28, 2016

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

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 24, 2016, and December 26, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 24, 2016 and September 26, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 24, 2016 and September 26, 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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