Form 10-K
period 2016-12-31
NANOMETRICS INC
filed 2017-03-03
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 24, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the NASDAQ Global Select Market, was approximately $498.8 million. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 24, 2017 was 25,160,223.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2016.

``

NANOMETRICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2016, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Nanometrics Incorporated and its subsidiaries (“Nanometrics”, the “Company”, or “we”) is a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of semiconductors and other solid-state devices, including sensors, optoelectronic devices, high-brightness LEDs, discretes, and data storages components. Our automated and integrated metrology systems measure critical dimensions, device structures, topography and various thin film properties, including three-dimensional features and film thickness, as well as optical, electrical and material properties. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced three-dimensional wafer-level packaging applications. Our systems enable advanced process control for device manufacturers, providing improved device yield at reduced manufacturing cycle time, supporting the accelerated product life cycles in the semiconductor and other device markets.

We were incorporated in California in 1975, and reincorporated in Delaware in 2006. We have been publicly traded since 1984 (NASDAQ: NANO). We have an extensive installed base of thousands of systems in the majority of advanced semiconductor device production factories worldwide. Our major customers include Samsung Electronics Co. Ltd., Intel Corporation, SK Hynix Semiconductor, Inc., Micron Technology, Inc., Taiwan Semiconductor Manufacturing Company Limited and Toshiba Corporation.

Additional information about us is available on our website at http://www.nanometrics.com. The information that can be accessed through our website, however, is not part of this Annual Report. The investor relations section of our website is located at http://www.nanometrics.com/investor.html. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available on the investor relations section of our website free of charge as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). In addition, the reports and materials that we file with the SEC are available at the SEC's website (http://www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension metrology, thin film metrology, and wafer defect inspection used for semiconductor manufacturing. Semiconductors, primarily packaged as integrated circuits within electronic devices, include consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Integrated circuits are made up of semiconductor material layers integrating millions or billions of transistors and other electronic components, connected through a complex wiring scheme of small copper wires, ultimately packaged into thin form factors to be mounted on circuit boards or other substrates. Our core focus is the measurement and control of the structure, composition, and geometry of the devices from the transistor layer through advanced wafer-level packaging to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 4G radio integrated circuits, power devices) MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, thin film head components for hard disk drives and alternative energy devices such as LEDs, power inverters and solar cells.

Demand for our products continues to be driven by our customers' desire for higher overall chip performance, including improvements in power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The majority of our chip customers manufacture devices in production runs defined by the smallest printed feature and the associated circuit manufacturing methods, known as a technology node, which are measured in nanometers ("nm"), or one-billionth of a meter. Current volume production is running at the 1Xnm nodes across foundry, logic, and memory, with customers ramping 1Y or 10nm node and developing next generation 7 nm and below devices. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption including high dielectric constant (or high-k) materials, FinFET or tri-gate transistors, stacked memory devices including 3D-NAND, and additional system on chip solutions. To shrink features, new methods including multiple patterning lithography have been deployed. We believe the use of these new materials and methods has increased demand for our products. Next-generation devices with features smaller than 10nm are beginning to ramp production, which in turn likely will require new advancements in metrology and inspection capabilities. DRAM memory makers have shifted to 1X node production with development for subsequently smaller node devices currently underway (where X, Y and Z represent successively smaller geometries). Non-volatile memory makers of NAND and NOR devices have ramped 1X and 1Y node devices into high volume manufacturing with work extending into 1Z node development and production as well as simultaneously developing and ramping stacked or 3D non-volatile memory structures. Current 3D NAND devices are built around a stack of 24-48 layer pairs, and are expected to migrate to 64-96 layer pairs in the next generation of devices. Foundry and logic manufacturers are in volume production of both 16nm and 22nm node devices, ramping volume production of 10nm node devices and in advanced development of 7nm devices.

Our Business

We offer a diverse line of process control products and technologies to address the manufacturing requirements of the semiconductor (and other solid state device) manufacturing industry. Our metrology systems measure and characterize the physical dimensions, material composition, optical and electrical characteristics and other critical parameters of solid state devices, from initial wafer substrate manufacturing through final packaging.

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
•

Diversified our product line and strengthened our position with our top customers securing tool of record positions of one or more products in each of the top seven customers (as defined by capital expenditures for wafer fab equipment); and

•	Continued development of new measurement and inspection technologies for advanced fabrication processes.

Nanometrics Products

We offer a diverse line of systems to address the broad range of process control requirements of the semiconductor manufacturing industry. In addition, we believe that our product development and engineering expertise and strategic acquisitions will enable us to develop and offer advanced process control solutions that, in the future, should address industry advancement and trends.

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® III, Atlas II+, and Atlas XP/Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGen™ scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFire™ system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications and has recently added inspection capabilities for both front-end of line patterned wafer and advanced packaging related applications.

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end user customers. The IMPULSE+ and IMPULSE® represent our latest metrology platform for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE® systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications and is qualified in production with major device makers.

Materials Characterization

Our materials characterization products include systems that are used to monitor the physical, optical, electrical and material characteristics of discrete electronic industry, opto-electronic, HB-LED (high brightness LEDs), solar PV (solar photovoltaics), compound semiconductor, strained silicon and silicon-on-insulator (“SOI”) devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility.

The RPMBlue™ is our photoluminescence mapping system designed specifically for the HB-LED market, and is complemented by the RPMBlue-FS, enabling a breadth of research and development configurability. We sell Fourier-Transform Infrared (“FTIR”) automated and manual systems in the QS2200/3300 and QS1200 respectively. The NanoSpec® line, including the NanoSpec II, supports thin film measurement across all applications in both low volume production and research applications.

Our process control systems can be categorized as follows:

System	Market	Applications
Automated Systems
Atlas III, Atlas II+/Atlas XP/Atlas XP+	Semiconductor	Film Thickness, Film Stress, CD
UniFire	Semiconductor	Film Thickness, Overlay, CD, and Advanced Packaging Applications, Inspection
OCD Analysis
NanoDiffract	Semiconductor	OCD
NanoGen	Semiconductor	OCD
Integrated Systems
IMPULSE/IMPULSE+	Semiconductor	Film Thickness, CD
Trajectory	Semiconductor, Solar PV	Film Thickness, Composition
Materials Characterization Systems
ECVPro	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
HL5500	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
QS1200	Substrate Semiconductor, Solar PV	Substrate Properties, Film Composition and Thickness
QS2200/3300	Substrate Semiconductor	Substrate Properties, Film Composition
NanoSpec® II	Semiconductor	Film Thickness (Tabletop)
RPMBlueTM	HB-LED	Epitaxial Layer Properties
Stratus	Semiconductor	Substrate Properties, Film Composition and Thickness (Tabletop)

See Note 16 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for revenues by product type, which information is incorporated by reference here.

Customers

We sell our metrology and inspection systems worldwide to semiconductor manufacturers, and producers of solid state devices. The majority of our systems are sold to customers located in Asia and the United States.

The following customers accounted for 10% or more of our total net revenues:

	2016	2015	2014
Micron Technology, Inc.	20.3%	15.8%	10.4%
Intel Corporation	18.0%	***	12.6%
SK Hynix	15.3%	10.7%	12.2%
Taiwan Semiconductor Manufacturing Company Limited	10.0%	19.4%	***
Samsung Electronics Co. Ltd.	***	13.2%	26.9%
Toshiba Corporation	***	10.2%	***

***	The customer accounted for less than 10% of total net revenues during the period.

Sales and Marketing

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China, Singapore and France, and work with selected dealers and sales representatives in Asia, in the United States and other countries. Our applications team is comprised of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.

Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues were as follows:

	2016	2015	2014
United States	14%	20%	22%
China	20%	9%	17%
South Korea	20%	16%	25%
Singapore	17%	9%	5%
Japan	12%	17%	9%
Taiwan	12%	25%	12%
All other countries	5%	4%	10%

See Note 16 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for segment and geographical financial information, including revenues and long-lived assets by geographic region, and our consolidated financial statements for net revenue information, which is incorporated by reference here.

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

Service revenues, including sales of replacement parts, represented 16%, 22%, and 20% of total net revenues in 2016, 2015 and 2014, respectively.

Backlog

As of December 31, 2016 and December 26, 2015, our backlog was $28.5 million and $32.1 million, respectively. Backlog includes orders received and booked, both shipped and not yet recognized in revenue, and not shipped, for products, services and upgrades where written customer requests have been received and we expect to ship and/or recognize revenue within 12 months. Orders are subject to cancellation or delay by the customer subject to possible penalties. However, historically, order cancellations have not been significant. Because orders presently in backlog could be cancelled or rescheduled and some orders can be received and shipped within the same quarter, we do not believe that current backlog is an accurate indication of our future revenues or financial performance.

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

In automated systems for the semiconductor industry, our principal competitors are KLA-Tencor Corporation (“KLA-Tencor”) and Nova Measuring Instruments Ltd. ("Nova") for thin film and critical dimension metrology, and Bruker Corp. and other suppliers for advanced packaging. Our primary competitor in integrated systems is Nova. The opto-electronics and discrete device are addressed primarily by our material characterization systems, are served by numerous competitors and no single competitor or group of competitors has established a majority position.

Manufacturing

Our manufacturing operations are in Milpitas, California and at various contract manufacturers around the world. It is our strategy to outsource all assemblies that do not contain elements that we believe lead to a direct competitive advantage. The majority of our automated and integrated products are currently manufactured at our Milpitas facility. We also use contract manufacturers in other locations in the United States, China, Israel and Japan. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

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

In our automated markets, our R&D efforts resulted in the successful product launch of the Atlas III product in the marketplace, our flagship product for OCD. The Atlas III product provides enhanced OCD capability with a significantly lower cost of ownership model. In our integrated markets, the IMPULSE system has been further developed for inline lithography track configuration to extend our tool of record position for lithography OCD. The IMPULSE+ system, which incorporates performance and productivity enhancements to the IMPULSE was introduced in 2015 and has been qualified across numerous OEM platforms.

Our research and development expenses for fiscal 2016, 2015 and 2014 were $31.4 million, $32.7 million and $33.8 million, respectively.

Patents and Intellectual Property

Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology and inspection systems.

As of December 31, 2016, we had 212 patents, including foreign patents, with expiration dates ranging from 2016-2035. We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to fully protect our technology, and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that the third parties claim may infringe upon their proprietary rights.

Employees

At December 31, 2016, we employed 532 persons worldwide with sales, applications and service support in key geographic areas aligned with our customer locations. None of our employees are represented by a union and we have never experienced a work stoppage as a result of union actions. We consider our employee relations to be good. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial personnel, who are in great demand in our industry.

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

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of February 24, 2017, are set forth below:

Name	Age	Position
Timothy J. Stultz, Ph.D.	69	President, Chief Executive Officer and Director
Jeffrey Andreson	55	Chief Financial Officer
S. Mark Borowicz, Ph.D.	44	Executive Vice President, Business Operations
Rollin Kocher	51	Sr. Vice President, Commercial Operations
Kevin Heidrich	46	Sr. Vice President, Strategic Marketing and Business Development
Janet Taylor	59	General Counsel

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

Jeffrey Andreson joined Nanometrics as Chief Financial Officer in September 2014. Prior to Nanometrics, Mr. Andreson served at Intevac Corporation from August 2007 to September 2014 most recently as Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary from August 2007 and in this role, was responsible for finance, information services and legal. From June to August 2007, Mr. Andreson served as Executive Vice President, Finance at Intevac. Prior to joining Intevac, Mr. Andreson served 12 years with Applied Materials in various controllership positions within the company most recently as Managing Director and Controller of the $2 billion Applied Materials’ Global Services product group. Mr. Andreson joined Applied Materials in 1995 and held a number of senior financial positions, including:  Managing Director, Global Financial Planning and Analysis; Controller, Metron Subsidiary; Controller, North American Sales and Service; and Controller, Volume Manufacturing. From 1989 through 1995, Mr. Andreson held various roles at Measurex Corporation. Mr. Andreson holds an MBA from Santa Clara University and a B.S. degree in finance from San Jose State University.

Dr. S. Mark Borowicz joined Nanometrics as Senior Vice President, Product & Field Operations Group in March 2013. In September 2016, Dr. Borowicz was promoted to Executive Vice President, Business Operations. Prior to Nanometrics, Dr. Borowicz held senior management positions in business development and product marketing at KLA-Tencor, Inc. from 2000 to 2013, where he was responsible for sales and product management for inspection and metrology businesses. Dr. Borowicz has seven patents in the field of electron beam technologies. Dr. Borowicz holds a B.S. in Mechanical Engineering from West Virginia University and a Ph.D. in Materials Engineering from Auburn University.

Rollin Kocher joined Nanometrics in March 2013 as Vice President of Worldwide Sales and Service. In September 2016, Mr. Kocher was promoted to Senior Vice President, Commercial Operations. Prior to joining Nanometrics, Mr. Kocher held several senior management positions over 17 years at KLA-Tencor, including Global Sales for Films and Scatterometry, Sales for Taiwan, North America and Europe, and Sr. Director of Sales for the Samsung Business Unit. His last position at KLA-Tencor was General Manager of the Samsung Business Unit, and in that capacity, was responsible for Sales, Marketing, Applications, and Service. Mr. Kocher holds a B.S. degree in Electrical Engineering Technology from the University of North Texas.

Kevin Heidrich, Sr. Vice President, Strategic Marketing and Business Development, joined Nanometrics in 2006. Mr. Heidrich has participated in many functions, expanding his scope to include new product development, corporate marketing, product marketing and business development. Mr. Heidrich is now responsible for both corporate strategy and marketing, as Nanometrics expands its overall solution space within process control metrology. Prior to Nanometrics, Mr. Heidrich spent a decade at Intel Corporation in a variety of roles including process research and development at Intel’s Technology Development facility. Mr. Heidrich received B.S. and M.S. degrees from the Colorado School of Mines in Chemical Engineering.

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

Historically, a significant portion of our net revenues in each quarter and each year has been derived from sales to relatively few customers, and we expect this trend to continue. In fiscal year 2016, four customers represented 20%, 18%, 15% and 10%, respectively, or collectively 63%, of our total net revenues. There are only a limited number of large companies operating in the semiconductor manufacturing industry and our market is characterized by continued consolidation in the customer base. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our net revenues for the foreseeable future. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our net revenues could decline significantly. In addition, because there are a limited number of customers, customers may seek concessions related to price, terms and conditions and intellectual property. Any of these changes could negatively impact our financial performance and results of operations.

We rely on a limited number of outside suppliers and subcontractors to supply certain components and subassemblies, and on a single or a limited group of outside suppliers for certain materials for our products, which could result in a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components and materials, any of which could adversely affect our results of operations.

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

We operate in the highly competitive semiconductor industry and face competition from a number of companies, some of which have greater financial, engineering, manufacturing, research and development, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor industry are large companies that require global support and service for their metrology systems. Some of our larger or more geographically diverse competitors might be better equipped to provide this global support and service.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To achieve this, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. If we do identify suitable transactions in the future, we may not be able to complete them on commercially acceptable terms, or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction.

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

We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to attracting and retaining qualified technical and senior management personnel. We do not have employment agreements with key members of our technical staff and our senior management team. Further, we do not have key person life insurance on any of our executives and these individuals or other key employees may leave us. We have experienced turnover in our senior management team in the past. Our business may be harmed if we are unable to recruit, retain and effectively integrate our senior management into our business operations and our ability to implement our strategy could be compromised.

If we deliver systems with defects, our credibility will be harmed, revenue from, and market acceptance of, our systems will decrease and we could expend significant capital and resources as a result of such defects.

Our products are complex and frequently operate in high-performance, challenging environments. Notwithstanding our internal quality specifications, our systems have sometimes contained errors, defects and bugs, when introduced. If we deliver systems with errors, defects or bugs, our credibility and the market acceptance and sales of our systems would be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems and incur significant costs for product recalls and inventory write-offs. Defects could also lead to product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our systems. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

Net average selling prices of our products may decrease over time, which could have a material adverse effect on our revenues and profitability.

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

In 2016, 2015, and 2014, 86%, 80% and 78%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in these countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products and our business would suffer.

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

During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems can be priced from $900,000 to $2,100,000 per system, and our integrated metrology systems can be priced up to $500,000 per system. Accordingly, a small change in the number or mix of systems that we sell could cause significant changes in our operating results.

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

We may outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions and quality of our products.

We may outsource product manufacturing to third-party service providers. Outsourcing reduces our control over the performance of the outsourced functions. Dependence on outsourcing may also adversely affect our ability to bring new products to market. If we do not effectively manage our outsourcing strategy or if third party service providers do not perform as anticipated, we may experience operational difficulties, increased costs, manufacturing interruptions or inefficiencies in the operation of our supply chain, any or all of which could delay our delivery of products to our customers, and materially and adversely affect our business, financial condition, and results of operations.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. See “Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies” in Part II, Item 8, Note 1 of our consolidated financial statements. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in these methods, estimates and judgments could significantly affect our results of operations. In particular, our operating results have been affected by changes in our valuation allowance against our deferred tax assets, the calculation of share-based compensation expense and by the testing and potential impairment of long-lived assets such as goodwill and other intangible assets. For example, during the year ended December 31, 2016, we recorded a $27.4 million release of valuation allowance against our U.S, certain state and certain foreign deferred tax assets as we determined, based upon an evaluation of all available objectively verifiable evidence, including but not limited to our operations, current earnings and anticipated future earnings that a release is required. The valuation allowance release had a significant impact to our operating results. The process of evaluating the valuation allowance is highly subjective and requires significant judgment, and our results of operations could vary significantly from estimates. To the extent that we believe it is more likely that we will not realize our deferred tax assets, our financial statements will reflect another significant change to our tax provision and operating results.

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

We may incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or it becomes more likely than not that the fair value is reduced below the carrying value of the reporting unit. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.

If our network security measures are breached and unauthorized access is obtained to a customer's data, to our data, or to our information technology systems, we may incur significant legal and financial exposure and liabilities.

As part of our business, we store our data and certain data about our customers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any data regarding our customers, the security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions, which could materially and adversely affect our financial condition and liquidity.

Our investment portfolio is primarily comprised of commercial paper, corporate debt securities, debt securities issued by U.S. governmental agencies and municipal debt securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

Our quarterly and annual operating results have varied significantly in the past and are likely to vary in the future, which volatility could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

•	general economic growth or decline in the U.S. or foreign markets;
•	changes in customer demand for our systems;
•	the gain or loss of a key customer or significant changes in the financial condition or one or more key customers;
•	economic conditions in the semiconductor industries;
•	the timing, cancellation or delay of customer orders and shipments;
•	market acceptance of our products and our customers' products;
•	our ability to recover the higher costs associated with meeting our customers' increasing service demands;
•	competitive pressures on product prices and changes in pricing by our customers or suppliers;
•	the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;
•	fluctuations in foreign currency exchange rates, particularly the Japanese yen, the Korean won and the British pound sterling;
•	the occurrence of trade wars or barriers, or the perception that trade wars or barriers will occur;
•	the occurrence of tax valuation allowances;
•	the occurrence of potential impairments of long-lived assets;
•	the timing of acquisitions of businesses, products or technologies;
•	the effects of war, natural disasters, acts of terrorism or political unrest;
•	the loss of key personnel; and
•	the levels of our fixed expenses, relative to our revenue level.

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

A majority of our sales and operations are outside of the United States. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business in foreign countries. We anticipate that international sales will continue to account for a significant portion of our revenues. International sales and operations carry inherent risks such as:

•	regulatory limitations imposed by foreign governments;
•	obstacles to the protection of our intellectual property, political, military and terrorism risks;
•	foreign currency controls and currency exchange rate fluctuations;
•	periodic local or international economic downturns;
•	political instability, natural disasters, acts of war or terrorism in regions where we have operations;
•	repatriation of cash earned in foreign countries;
•	longer payment cycles and difficulties in collecting accounts receivable outside of the U.S.;
•	disruptions or delays in shipments caused by customs brokers or other government agencies;
•	uncertainty regarding liability under foreign laws;

•	changes in regulatory requirements (including import and export requirements), tariffs, customs, duties and other trade barriers;
•	difficulties in staffing and managing foreign operations;
•	potentially adverse tax consequences resulting from changes in tax laws; and
•	other challenges caused by distance, language and cultural differences.

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

We are exposed to various risks related to legal proceedings that could result in substantial costs and disruption to normal business operations.

From time to time, and in the future, we may be, involved in legal proceedings or claims that involve breach of contract, product liability, employment, possible infringement of patents and intellectual property rights of third parties or by third parties. It is difficult to predict the outcome of litigation matters, and there can be no assurance that we will prevail in any litigation. Adverse determinations in such litigation could result in loss of our property rights, subject us to significant liabilities, any of which could significantly and adversely affect our business, financial condition and results of operations.

We have identified a material weakness in internal control over financial reporting, which if not remedied, could adversely affect our business and results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to perform evaluations of our internal control over financial reporting and our independent auditors are required to publicly attest to the effectiveness of our internal control over financial reporting.  As described under “Item 9A - Controls and Procedures,” our management identified an internal control weakness surrounding our inventory accounts, and has concluded that the deficiency constitutes a material weakness in our internal control over financial reporting, and as result, internal control over financial reporting was not effective as of December 31, 2016.  During our evaluation of internal controls over our cycle counting procedures, we determined that we did not design and maintain an effective control over the existence of inventories subject to the cycle count program.  Specifically, the control was not effectively designed and maintained to verify all inventories that should be subject to the cycle count program were included and were counted at the frequency levels required under the Company’s policies. This control deficiency did not result in a material adjustment to the inventory and cost accounts and disclosures for the year ended December 31, 2016

To ensure existence of the Company’s inventory balances as recorded at December 31, 2016, we conducted a full physical inventory for the stocking locations subject to the cycle count program which resulted in an immaterial adjustment. The material weakness in the design and effectiveness of the control over the existence of inventories is in the process of being remediated. Our goal is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is designed and operating effectively.

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

Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased, and in the future, are expected to continue to increase, the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2016, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	135,692	Corporate headquarters, manufacturing and corporate housing
Leased	Taiwan	22,167	Sales and service
Leased	South Korea	21,337	Sales, service and corporate housing
Leased	United States	19,551	Engineering, sales and service
Leased	Japan	16,628	Sales, service and corporate housing
Leased	China	9,046	Sales and service
Leased	Singapore	4,532	Sales and service
Leased	France	828	Sales and service

We believe that our existing facilities are suitable and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NANO.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock on a quarterly basis as reported on the NASDAQ Global Select Market.

Fiscal Year 2016	High	Low
First quarter	$15.86	$12.63
Second quarter	$20.62	$13.82
Third quarter	$22.66	$19.65
Fourth quarter	$25.83	$19.65

Fiscal Year 2015	High	Low
First quarter	$18.60	$15.32
Second quarter	$17.09	$14.46
Third quarter	$16.30	$12.33
Fourth quarter	$15.91	$12.12

Stockholders

On February 24, 2017, there were approximately 149 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation, expansion of our business and repurchase of shares and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph presentation compares cumulative five-year stockholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) Nanometrics Incorporated, (b) a broad-based equity market index and (c) an industry-specific index. The broad-based equity market index used is the NASDAQ Composite Index and the industry-specific index used is the PHLX Semiconductor Index. The RDG Technology Composite Index was used in prior fiscal years’ Form 10-K reports as the industry-specific index; however, the Company believes the PHLX Semiconductor index is a better indicator of how the Company compares to the overall Semiconductor industry.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended or the Exchange Act.

	12/11	12/12	12/13	12/14	12/15	12/16
Nanometrics Incorporated	100.00	78.28	103.42	91.31	82.19	136.05
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
RDG Technology Composite	100.00	114.61	152.95	178.50	183.08	206.81
PHLX Semiconductor	100.00	110.42	144.83	186.15	174.42	230.82

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is not necessarily indicative of results of future operations and should not be relied upon as an indicator of our future performance. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our fiscal years 2016, 2015, 2014, 2013 and 2012, as referred to below, refer to our fiscal years ended December 31, 2016, December 26, 2015, December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

	Fiscal Year
	2016(2)	2015	2014(1)	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenues	$221,129	$187,367	$166,443	$144,307	$182,881
Gross profit	$114,124	$89,667	$75,822	$62,676	$83,928
Income (loss) from operations	$29,095	$4,973	$(11,653)	$(21,709)	$5,478
Net income (loss)	$44,035	$2,905	$(31,118)	$(14,146)	$4,465
Basic net income (loss) per share	$1.79	$0.12	$(1.30)	$(0.61)	$0.19
Diluted net income (loss) per share	$1.75	$0.12	$(1.30)	$(0.61)	$0.19

(1)	Our net loss included a non-cash valuation allowance of $21.1 million on certain U.S. deferred tax assets.
(2)	Our net income included a release of non-cash valuation allowance of $27.4 million against a significant portion of our U.S. and foreign deferred tax assets.

	Fiscal Year Ended
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$129,961	$83,085	$83,962	$92,862	$109,908
Working capital	$174,353	$132,903	$119,797	$141,797	$158,587
Total assets	$287,830	$235,540	$223,236	$262,834	$259,454
Long-term liabilities including current portion of debt obligation	$2,030	$3,001	$5,497	$6,504	$13,884
Total stockholders’ equity	$243,774	$187,328	$179,537	$207,373	$215,771

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. In 2016, we derived 84% of our total net revenues from product sales and 16% of our total net revenues from services.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by new manufacturing processes (node) coming to market every two to three years. At every new node, in the semiconductor industry our customers drive the need for metrology as a major component of device manufacturing. These trends include:

•

Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Device dimensions must be carefully controlled during each step of processing. These patterned structures are measured at many subsequent production stops including Chemical Mechanical Polishing, Etch, and Thin Film processing, all driving broader OCD adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state-of-the-art devices. Nanometrics OCD technology is broadly adopted across NAND, DRAM, and logic semiconductor manufacturing processes.

•

Proliferation of 3D Transistor Architectures. Our end customers continue to improve device density and performance by scaling front-end-of-line transistor architectures. Many of these designs, including FinFET transistors, have buried features and high aspect ratio stacked features that enable improved performance and density. The advanced designs require additional process control to manage the complex shapes and materials properties, driving additional applications of our systems.

•

Proliferation of High-Density 3D-NAND. Our end customers have migrated to multi (many) layered high aspect ratio 3D-NAND devices. Many stacks of NAND cells are formed in parallel. These 3D-NAND architecture enables cost effective density scaling, removing the burden of density from lithography to deposition and etch processes. These devices require additional process control of deposition stacks, planarization processes, and critical high aspect ratio etch processes. Nanometrics thin films and OCD technologies are adopted across the 3D-NAND process including the periphery CMOS processing, NAND cell formation, and Interconnect of the devices.

•

Adoption of New Types of Thin Film Materials. The need for ever increasing device circuit speed coupled with lower power consumption has pushed semiconductor device manufacturers to new materials and processing methods with single atom/sub nanometer control over these processes.

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectability is reasonably assured. We derive revenue from the sale of process control metrology and inspection systems and related upgrades (“product revenue”) as well as spare part sales, billable services and service contracts (together “service revenue”). Upgrades are system software and hardware performance upgrades that extend the features and functionality of a product. Beginning in the first quarter of 2016, we include upgrades in product revenue, which consists of sales of complete, advance process control metrology and inspection systems (the “system(s)”). This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously, upgrades consisted of a group of parts and/or software that change the existing configuration of the products.

Nanometrics’ systems consist of hardware and software components that function together to deliver the essential functionality of the system. Arrangements for sales of systems often include defined customer-specified acceptance criteria.

For repeat product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer to the customer, which usually occurs upon shipment from our manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria have been met. For initial sales where we have not previously met the defined customer specified acceptance criteria, we recognize product revenues upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, we recognize revenue upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

We warrant our products against defects in manufacturing. Upon recognition of product revenue, we record a liability for anticipated warranty costs. On occasion, customers request a warranty period longer than our standard warranty. In those instances, where extended warranty services are separately quoted to the customer, we defer and recognize the associated revenue as service revenue ratably over the term of the contract. We include the portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period in deferred revenue.

We also sell software that is considered to be an upgrade to a customer's existing systems. These standalone software sales are not essential to the tangible product's functionality and are accounted for under software revenue recognition rules which require vendor specific objective evidence ("VSOE") of fair value to allocate revenue in a multiple element arrangement. We recognize revenue from standalone software sales when the software is delivered to the customer, provided that all other recognition criteria have been met.

The majority of other upgrades are sold based on published specifications. For simple upgrades that do not require major configuration, revenue is recognized at the time title and risk of loss transfer to the customer, which is usually upon shipment. For complex and extensive upgrades, specific acceptance or prior acceptance for a similar upgrade is required in order to recognize revenue.

We recognize revenue related to spare parts upon shipment. We recognize revenue related to billable services when the services are completed. Service contracts may be purchased by the customer during or after the warranty period and we recognize revenue ratably over the service contract period.

Frequently, we deliver products and various services in a single transaction. Our deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. Our typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements may consist of a sale of tools bundled with service elements or delivery of different types of services. Our tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. We defer the portion of revenue associated with installation based on relative selling price and we recognize that revenue upon completion of the installation and receipt of final acceptance. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, and such terms can be up to twelve months. We do not generally grant customers a general right of return or refund and may impose a penalty on orders cancelled prior to the scheduled shipment date.

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

Product Warranties – We sell the majority of our products with a standard twelve-month repair or replacement warranty from the date of acceptance or shipment date. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, we may use warranty information from other previous product introductions to guide us in estimating our warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts in accordance with changes in these factors.

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

Upgrade Revenue and Related Cost

As discussed above, beginning the first quarter of 2016, we now include revenues associated with upgrade sales under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously, upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the twelve months ended December 31, 2016, we included $11.0 million related to upgrade sales and $2.4 million of costs, in Products Revenues and Cost of Products Revenues, respectively. For the twelve months ended December 26, 2015, we included $7.9 million related to upgrade sales, and $3.0 million of costs, in Service Revenues and Costs of Service Revenues, respectively. In our discussion below comparing revenues and gross margin in 2016 to 2015, we compare as if upgrade sales and related costs have been included in Product Revenue and Cost of Revenues in 2015 to give a more meaningful comparison

Results of Operations

Total net revenues

Our net revenues comprised the following (in thousands, except percentages):

	Fiscal Year
	2016	2015	Change
Automated systems	$127,378	$102,386	$24,992	24.4%
Integrated systems	43,846	31,579	12,267	38.8%
Materials characterization systems	13,842	12,980	862	6.6%
Total product revenue	185,066	146,945	38,121	25.9%
Service	36,063	40,422	(4,359)	(10.8)%
Total net revenues	$221,129	$187,367	$33,762	18.0%

	Fiscal Year
	2015	2014	Change
Automated systems	$102,386	$108,768	$(6,382)	(5.9)%
Integrated systems	31,579	15,334	16,245	105.9%
Materials characterization systems	12,980	9,487	3,493	36.8%
Total product revenue	146,945	133,589	13,356	10.0%
Service	40,422	32,854	7,568	23.0%
Total net revenues	$187,367	$166,443	$20,924	12.6%

In 2016, total net revenues increased by $33.8 million from 2015. During 2016, we included upgrade sales of $11.0 million, in Product Revenues. For the twelve months ended December 26, 2015, Product Revenues do not include $7.9 million related to upgrade sales, which we included in Service Revenues. For the twelve months ended December 31, 2016, had upgrade sales been included in Product Revenue in 2015, Product Revenues would have increased by $30.2 million. The increase was primarily attributable to an industry-wide improvement in 3D NAND-related semiconductor capital spending. Approximately $17.8 million of the increase related to Automated systems sales and $11.7 million of the increase related to our sales of Integrated Systems (principally IMPULSE®), primarily with 3D-NAND-related customers. Materials Characterization also accounted for $0.7 million of the increased systems sales. Service revenue decreased by $4.4 million in 2016. For the twelve months ended December 31, 2016, had upgrade sales been excluded in Service Revenue in 2015, Service Revenue would have increased by $3.5 million principally due to an increase of $3.9 million in sales of spares and services revenue, offset by $0.4 million decline in extended warranty sales.

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

Gross margin

Our gross margin breakdown was as follows:

	Fiscal Year
	2016	2015	2014
Products	53.1%	46.7%	46.5%
Service	44.1%	51.9%	41.9%

The calculation of product gross margin includes cost of products, amortization of intangibles and in 2016, related upgrades. The gross margin on product revenue increased to 53.1% in 2016 from 46.7% in 2015. Had upgrade sales and related cost been included in Product Revenue and Cost of Revenues in 2015, Product Gross Margin for 2015 would have been 47.5%. The increase in 2016 of 5.6 percentage points was due to a change in product mix, improved installation and warranty related costs and reduced amortization of intangibles as a result of full amortization of the intangible asset. The gross margin of our services business decreased to 44.1% from 51.9% in 2015, reflecting a decrease of 7.8 percentage points. Had upgrade sales and related cost been excluded from Service Revenues and Cost of Service Revenues, Service Gross Margin for 2015 would have been 49.5%, a decrease of 5.4 percentage points, due to the mix of services provided during the year in comparison to the prior year period, and lower labor utilization of service personnel.

The gross margin on product revenue increased to 46.7% in 2015 from 46.5% in 2014. The increase was due primarily to improved factory overhead absorption, lower amortization of intangibles and a 10% increase in product revenue during 2015, offset by higher installation and warranty costs. The gross margin of our services business increased to 51.9% from 41.9% in 2014, reflecting an increase of 10 percentage points, due principally to an increase in upgrade revenues, which typically have higher margins than core service revenue.

Operating expenses

Our operating expenses comprise the following categories (in thousands, except percentages):

	Fiscal Year
	2016	2015	Change
Research and development	$31,443	$32,701	$(1,258)	(3.8)%
Selling	30,181	28,055	2,126	7.6%
General and administrative	23,381	22,444	937	4.2%
Amortization of intangible assets	24	114	(90)	(78.9)%
Restructuring charge	—	1,380	(1,380)	(100.0)%
Total operating expenses	$85,029	$84,694	$335	0.4%

	Fiscal Year
	2015	2014	Change
Research and development	$32,701	$33,776	$(1,075)	(3.2)%
Selling	28,055	27,033	1,022	3.8%
General and administrative	22,444	23,980	(1,536)	(6.4)%
Amortization of intangible assets	114	420	(306)	(72.9)%
Restructuring charge	1,380	2,266	(886)	(39.1)%
Total operating expenses	$84,694	$87,475	$(2,781)	(3.2)%

Research and development

Research and development costs decreased by $1.3 million or 3.8% in 2016 compared to 2015 related primarily due to lower spending for material expenses and related costs associated with research and development investments for our next generation systems.

Research and development costs decreased by $1.1 million or 3.2% in 2015 compared to 2014 related primarily to a decrease in spending for non-recurring engineering projects, including product design and prototype development, along with related material spending and expenses associated with R&D investments for our next generation Automated and Integrated systems, partially offset by increases in variable compensation costs.

Selling

Selling expenses increased by $2.1 million or 7.6% in fiscal year 2016 compared to fiscal year 2015. The increase is due to higher variable compensation, commission expense, and sales related costs, which is consistent with higher revenues in 2016 compared to 2015. In addition, during fiscal year 2016, there was a decrease in utilization of our sales application personnel for installation and warranty, which is included in cost of net revenues.

Selling expenses increased by $1.0 million or 3.8% in fiscal year 2015 compared to fiscal year 2014. The increase is primarily due to an increase in commissions and amortization of demonstration tools, offset in part by a decrease in travel and related expenses.

General and administrative

General and administrative expenses increased by $0.9 million or 4.2% in fiscal year 2016 compared to 2015. The increase was primarily due to higher variable compensation costs.

In fiscal year 2015 compared to 2014, general and administrative expenses decreased by $1.5 million primarily due to lower headcount and a decrease in consulting expenditures.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in fiscal year 2016 decreased slightly compared to 2015, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2016.

In fiscal year 2015 compared to 2014, amortization of intangible assets included in operating expenses decreased compared to 2014 due to intangible assets that became fully amortized in 2014.

Restructuring charge

There were no restructuring charges recorded in 2016 fiscal year.

We recorded a restructuring charge of $1.4 million in 2015 as a result of our decision to maximize operating effectiveness. This amount includes charges primarily related to employee severance and related costs. As of December 26, 2015, we had completed and settled in full all cash payments related to employee severance.

Other income (expense), net

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Fiscal Year
	2016	2015	Change
Interest income	$35	$71	$(36)	(50.7)%
Interest expense	(285)	(289)	4	(1.4)%
Interest income (expense), net	$(250)	$(218)	$(32)	14.7%

Net gains on investments	520	220	300	136.4%
Other gains (losses), net	(230)	593	(823)	(138.8)%
Other income (loss), net	$290	$813	$(523)	(64.3)%
Total other income (expense), net	$40	$595	$(555)	(93.3)%

	Fiscal Year
	2015	2014	Change
Interest income	$71	$47	$24	51.1%
Interest expense	(289)	(389)	100	(25.7)%
Interest income (expense), net	$(218)	$(342)	$124	(36.3)%

Net gains on investments	220	179	41	22.9%
Other gains, net	593	195	398	204.1%
Other income, net	813	374	439	117.4%
Total other income, net	$595	$32	$563	1759.4%

Interest income received in fiscal year 2016 compared with fiscal year 2015 decreased minimally as the average balances of our cash and cash equivalents remained relatively flat. Interest expense in 2016 compared with fiscal year 2015 remained relatively flat.

Net gains on investments increased in 2016 as compared with fiscal year 2015, due to an increase in our investment portfolio balance and higher investment yields. The decrease in other income gains and losses in 2016 compared with fiscal 2015, was primarily driven by unfavorable impact of fluctuations of foreign exchange in 2016.

Interest income received in fiscal year 2015 compared with fiscal year 2014 increased minimally as the average balances of cash and cash equivalents balances remained relatively flat. Interest expense was lower in 2015 that in the prior year due primarily to payments made to Zygo to decrease the outstanding liability related to acquisition of certain assets from Zygo.

Net gains on investments increased minimally in 2015 from 2014, driven by slightly improved yields on our investment portfolio. The increase in other income gains and losses in 2015 compared with fiscal 2014 was primarily attributable to favorable impact of fluctuations of foreign exchange in 2015.

Provision for (benefit from) income taxes

We recorded an income tax benefit of $14.9 million in 2016, and income tax expense of $2.7 and $19.5 million in 2015 and 2014, respectively. The decrease in the tax provision for 2016 from 2015 was primarily related to the releasing of a valuation allowance against a significant portion of our U.S. deferred tax assets for the year ended 2016. The increase in the tax provision for 2015 from 2014 was primarily related to the recording of the same valuation allowance for the year ended 2014.

Our benefit for income taxes for 2016 of $14.9 million reflects an effective tax rate of negative 51.1%. This rate differs from the Federal statutory rate of 35.0% primarily due to the release of a valuation allowance against a significant portion of our U.S. deferred tax assets which represented a $23.9 million benefit, as well as foreign income taxed at lower rates, and tax credits generated in the current year, offset by equity compensation expenses for which no current tax deduction is available. Our provision for income taxes for 2015 of $2.7 million reflects an effective tax rate of 47.8%. This rate differs from the Federal statutory rate of 35.0% primarily due to losses incurred in foreign jurisdictions where no benefit is currently recorded, as well as equity compensation expenses for which no current tax deduction is available. Our provision for income taxes for 2014 of $19.5 million reflects an effective tax rate of negative 167.8%. This rate differs from the Federal statutory rate of 35.0% primarily due to the recording of a valuation allowance against our U.S. deferred tax assets which represented a $23.9 million provision, as well as equity compensation expenses for which no current tax deduction is available, offset by foreign income being taxed at lower rates.

We maintain valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As such, in 2016, we released a valuation allowance against a significant portion of our U.S. deferred tax asset of $23.9 million. We also released $3.5 million of valuation allowance against our deferred tax assets in Israel and United Kingdom, both of which have no impact to our effective tax rate. We currently maintain a valuation allowance against our deferred tax assets in California, Germany, Switzerland, and Singapore.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and marketable securities and cash flow generated from our operations. Our liquidity is affected by many factors, including those that relate to our specific operations and those that relate to the uncertainties of global and regional economies and the sectors of the semiconductor industry which we operate in. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe our existing cash, cash equivalents and marketable securities, combined with cash currently projected to be generated from our operations, will be sufficient to meet our liquidity needs through at least the next twelve months.

The following table presents selected financial information and statistics as of and for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in millions):

	December 31, 2016	December 26, 2015	December 27, 2014
Cash, cash equivalents and marketable securities	$130.0	$83.1	$84.0
Working capital	$174.4	$132.9	$119.6
Cash provided by (used in) operating activities	$45.7	$1.6	$(0.6)
Cash provided by (used in) investing activities	$(42.1)	$2.0	$(8.1)
Cash provided by (used in) financing activities	$5.3	$0.2	$(0.7)

During 2016, cash provided by operating activities was a result of $44.0 million of net income plus the net effect of non-cash adjustments to net income and net change in operating assets and liabilities of $1.7 million. The increase in cash from operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to improved working capital, higher revenue levels and higher net income. Cash used in investing activities of $42.1 million during 2016, consisted primarily of $82.9 million net purchases of marketable securities and cash used to acquire property, plant and equipment of $4.0 million, partially offset by cash provided by maturities of marketable securities of $38.8 million and cash received from sales of marketable securities of $6.0 million. Cash provided by financing activities of $5.3 million during 2016 consisted primarily of $8.4 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $1.8 million, $1.0 million of excess tax benefit from equity awards and royalty payments to Zygo of $0.3 million.

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

We earn a portion of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $9.2 million of our cash is held by foreign subsidiaries, a portion of which, would have to be repatriated to the United States. We currently do not intend nor foresee a need to repatriate these funds. We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.

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

Debt and Repurchases of Common Stock

Line of Credit – Our revolving line of credit facility with Comerica expired on May 30, 2016 and was not renewed. The revolving line of credit agreement included a provision for the issuance of commercial or standby letters of credit by the bank on our behalf. The value of all letters of credit outstanding reduced the total line of credit available. The revolving line of credit was collateralized by a blanket lien on all of our domestic assets excluding intellectual property and real estate. The minimum borrowing interest rate was 3.00% per annum. Borrowing was limited to the lesser of (a) $12.0 million plus the borrowing base, or (b) $20.0 million.

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

There were no shares repurchased during fiscal year 2016.

Shares repurchased and retired for fiscal year 2015 and 2014 of the applicable repurchase programs, with the associated cost of repurchase and amount available for repurchase are as follows (in thousands, except number of shares and weighted average price per share):

	Fiscal Year 2015	Fiscal Year 2014
Number of shares of common stock repurchased	111,050	362,633
Weighted average price per share	$15.49	$14.74
Total cost of repurchase	$1,721	$5,344
Amount available for repurchase at end of period	$4,397	$6,118

$4.4 million remained available for the future repurchase of our common stock under the 2012 program.

Business Partnership –On June 17, 2009, we announced a strategic business partnership with Zygo whereby we purchased inventory and certain other assets from Zygo, and the two companies entered into a supply agreement. We made payments to Zygo over a period of time, as acquired inventory was sold and other aspects of the supply agreement were executed. We made royalty and sustaining engineering payments of $0.3 million and $0.9 million to Zygo in fiscal years 2016 and 2015, respectively.

On December 8, 2016, we amended our supplier agreement with Zygo, of which, we are released from any existing and future contingent liability related to the supply agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of December 31, 2016 and December 26, 2015, respectively.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2016, and the effect of such obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase commitments - inventory (1)	$30,592	$30,592	$—	$—	$—
Other long-term liabilities	353	1	—	—	352
Operating lease obligations	3,886	1,562	1,944	380	—
Total	$34,831	$32,155	$1,944	$380	$352

(1)

We maintain certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply availability for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 31, 2016 was approximately $30.6 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.

Excluded from the contractual obligation table above are $3.7 million of future payments related to uncertain tax positions because we cannot reliably estimate the timing of the settlements with the respective tax authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks related to foreign currency exchange rates and interest rates.

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States: 86%, 80%, and 78% of sales in 2016, 2015, and 2014, respectively; and 18%, 22%, and 16% of net revenues in 2016, 2015, and 2014, respectively, were denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our operating expenses are incurred by our international operations and denominated in local currencies.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany balances in which costs are charged between our U.S. headquarters and our foreign subsidiaries. On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity's functional currency is generally its respective local currency, there is exposure to foreign exchange risk on a consolidated basis. Intercompany balances are denominated primarily in U.S. dollars and, to a lesser extent, other local currencies. The net intercompany balance, exposed to foreign currency risk, at December 31, 2016 was approximately $11.5 million. A hypothetical change of 10% in the relative value of the US dollar versus local functional currencies could result in an increase or decrease of approximately $1.2 million in transaction gains or losses which would be included in our statement of operations.

For 2016, 2015 and 2014, foreign currency transactions resulted in a loss of $0.4 million, a gain of $0.5 million and a gain of $0.1 million, respectively.

In order to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we enter into foreign currency forward exchange contracts to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

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

The following table provides information about our foreign currency forward exchange contracts as of December 31, 2016 and December 26, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of the 2016 and 2015 forward contracts mature during January 2017 and January 2016, respectively.

	As of December 31, 2016		As of December 26, 2015
	Notional Principal	Contract Price	Notional Principal	Contract Price
	(in millions)		(in millions)
Forward Contracts
Korean won	$2.6	1,202.79	$7.0	1,174.00
European Union euro	2.8	0.96	4.1	1.10
Israeli shekel	1.4	3.84	2.1	3.88
Singapore dollar	1.3	1.45	2.7	1.41
Chinese yuan	2.1	6.99	1.4	6.52
Japanese yen	1.0	116.31	13.2	121.27
Taiwanese dollar	1.8	32.21	—	—
British pound	0.9	0.81	—	—
Total	$13.9		$30.5
Estimated Fair Value	$13.9		$30.4

We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. At December 31, 2016, and December 26, 2015, we held $82.9 million and $44.9 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 31, 2016 and December 26, 2015, the average duration of our portfolio was less than six and nine months, respectively. We do not hold securities for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nanometrics Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Nanometrics Incorporated and its subsidiaries at December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the existence of inventories subject to the cycle count program existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

San Jose, California

March 2, 2017

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$47,062	$38,154
Marketable securities	82,899	44,931
Accounts receivable, net of allowances of $73 and $150, respectively	39,457	37,832
Inventories	38,837	47,749
Inventories-delivered systems	2,457	2,856
Prepaid expenses and other	5,667	6,592
Total current assets	216,379	178,114
Property, plant and equipment, net	44,226	44,493
Goodwill	8,940	9,415
Intangible assets, net	412	1,867
Deferred income tax assets	17,399	1,118
Other assets	474	533
Total assets	$287,830	$235,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,342	$11,675
Accrued payroll and related expenses	12,656	10,097
Deferred revenue	9,168	12,790
Other current liabilities	8,047	8,878
Income taxes payable	813	1,771
Total current liabilities	42,026	45,211
Deferred revenue	816	827
Income taxes payable	841	775
Deferred tax liability	20	521
Other long-term liabilities	353	878
Total liabilities	44,056	48,212
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 25,070,889 and 24,224,286, respectively, issued and outstanding	25	24
Additional paid-in capital	271,969	258,715
Accumulated deficit	(22,174)	(66,209)
Accumulated other comprehensive income	(6,046)	(5,202)
Total stockholders’ equity	243,774	187,328
Total liabilities and stockholders’ equity	$287,830	$235,540

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net revenues:
Products	$185,066	$146,945	$133,589
Service	36,063	40,422	32,854
Total net revenues	221,129	187,367	166,443
Costs of net revenues:
Cost of products	85,391	76,224	68,812
Cost of service	20,160	19,450	19,086
Amortization of intangible assets	1,454	2,026	2,723
Total costs of net revenues	107,005	97,700	90,621
Gross profit	114,124	89,667	75,822
Operating expenses:
Research and development	31,443	32,701	33,776
Selling	30,181	28,055	27,033
General and administrative	23,381	22,444	23,980
Amortization of intangible assets	24	114	420
Restructuring charge	—	1,380	2,266
Total operating expenses	85,029	84,694	87,475
Income (loss) from operations	29,095	4,973	(11,653)
Other (income) expense:
Interest income	35	71	47
Interest expense	(285)	(289)	(389)
Other income (expense), net	290	813	374
Total other income (expense), net	40	595	32
Income (loss) before income taxes	29,135	5,568	(11,621)
Provision for (benefit from) income taxes	(14,900)	2,663	19,497
Net income (loss)	$44,035	$2,905	$(31,118)
Net income (loss) per share:
Basic	$1.79	$0.12	$(1.30)
Diluted	$1.75	$0.12	$(1.30)
Weighted average shares used in per share calculation:
Basic	24,655	24,059	23,958
Diluted	25,153	24,375	23,958

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income (loss)	$44,035	$2,905	$(31,118)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(869)	(2,344)	(3,239)
Employee benefit plan adjustment	(17)	(76)	(106)
Net change on unrealized gains (losses) on available-for-sale investments	42	(13)	(36)
Other comprehensive loss	(844)	(2,433)	(3,381)
Comprehensive income (loss)	$43,191	$472	$(34,499)

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 28, 2013	23,537,275	$24	$244,733	$(37,996)	$612	$207,373
Net loss				(31,118)	—	(31,118)
Employee benefit plan adjustment	—	—	—	—	(106)	(106)
Foreign currency translation adjustments	—	—	—	—	(3,239)	(3,239)
Unrealized gain on investments, net of tax	—	—	—	—	(36)	(36)
Issuance of common stock under stock-based compensation plans	639,087	—	5,255	—	—	5,255
Stock-based compensation expense	—	—	6,752	—	—	6,752
Repurchases and retirement of common stock under share repurchase plans	(362,633)	—	(5,344)	—	—	(5,344)
Balance as of December 27, 2014	23,813,729	24	251,396	(69,114)	(2,769)	179,537
Net income	—	—	—	2,905		2,905
Employee benefit plan adjustment	—	—	—	—	(76)	(76)
Foreign currency translation adjustments	—	—	—	—	(2,344)	(2,344)
Unrealized gain on investments, net of tax	—	—	—	—	(13)	(13)
Issuance of common stock under stock-based compensation plans	521,607	—	2,792	—	—	2,792
Stock-based compensation expense	—	—	6,248	—	—	6,248
Repurchases and retirement of common stock under share repurchase plans	(111,050)	—	(1,721)	—	—	(1,721)
Balance as of December 26, 2015	24,224,286	24	258,715	(66,209)	(5,202)	187,328
Net income	—	—	—	44,035		44,035
Employee benefit plan adjustment	—	—	—	—	(17)	(17)
Foreign currency translation adjustments	—	—	—	—	(869)	(869)
Unrealized gain on investments, net of tax	—	—	—	—	42	42
Issuance of common stock under stock-based compensation plans	846,603	1	6,624	—	—	6,625
Stock-based compensation expense	—	—	7,666	—	—	7,666
Excess tax benefit related to stock options	—	—	(1,036)	—	—	(1,036)
Balance as of December 31, 2016	25,070,889	$25	$271,969	$(22,174)	$(6,046)	$243,774

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net income (loss)	$44,035	$2,905	$(31,118)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,295	9,075	9,767
Stock-based compensation	7,666	6,248	6,752
Excess tax benefit from equity awards	1,036	—	—
Disposal of fixed assets	478	1,121	249
Inventory write-down	2,110	2,645	2,897
Deferred income taxes	(16,783)	345	17,915
Changes in fair value of contingent payments to Zygo Corporation	(1,175)	(56)	201
Changes in assets and liabilities:
Accounts receivable	(2,707)	(12,610)	3,861
Inventories	4,526	(16,431)	(7,173)
Inventories-delivered systems	399	(943)	4,988
Prepaid expenses and other	905	3,271	2,303
Accounts payable, accrued and other liabilities	2,462	4,167	1,790
Deferred revenue	(3,634)	1,006	(12,855)
Income taxes payable	(1,928)	828	(212)
Net cash provided by (used in) operating activities	45,685	1,571	(635)
Cash flows from investing activities:
Sales of marketable securities	5,955	3,383	—
Maturities of marketable securities	38,775	41,863	38,839
Purchases of marketable securities	(82,864)	(41,449)	(41,100)
Purchases of property, plant and equipment	(3,999)	(1,846)	(5,792)
Net cash provided by (used in) investing activities	(42,133)	1,951	(8,053)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	(315)	(851)	(587)
Proceeds from sale of shares under employee stock option plans and purchase plan	8,447	3,974	5,958
Excess tax benefit from equity awards	(1,036)	—	—
Taxes paid on net issuance of stock awards	(1,822)	(1,182)	(702)
Repurchases of common stock under share repurchase plans	—	(1,721)	(5,344)
Net cash provided by (used in) financing activities	5,274	220	(675)
Effect of exchange rate changes on cash and cash equivalents	82	(264)	(726)
Net increase (decrease) in cash and cash equivalents	8,908	3,478	(10,089)
Cash and cash equivalents, beginning of period	38,154	34,676	44,765
Cash and cash equivalents, end of period	$47,062	$38,154	$34,676
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$3,767	$(826)	$861
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$2,345	$1,469	$3,275

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

Fiscal Year – On October 17, 2014, the Board of Directors of the Company approved a change in the Company's fiscal year from a fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the last Saturday of the calendar year. For fiscal year ended December 31, 2016, the period presented consisted of a 53-week year. For fiscal years ended December 26, 2015 and December 27, 2014 the periods presented consisted of a 52-week year.

Upgrade Revenue and Related Cost - Beginning the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the twelve months ended December 31, 2016, $11.0 million related to upgrade sales and $2.4 million of costs, are included in Products Revenues and Cost of Products Revenues. For the year ended December 26, 2015, $7.9 million related to upgrade sales, and $3.0 million of costs, are included in Service Revenues and Costs of Service Revenues, respectively, in the accompanying Condensed Consolidated Statement of Operations.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses, as well as remeasurement of assets and liabilities denominated in a currency other than the functional currency are reflected in “Other income (expense)” in the consolidated statements of operations in the period incurred, and consists of a $0.4 million loss, a $0.5 million gain and a $0.1 million gain for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively.

Revenue Recognition –  The Company derives revenue from the sale of process control metrology and inspection systems and related upgrades (“product revenue”) as well as spare part sales, billable service and service contracts (together “service revenue”). Upgrades are system software and hardware performance upgrades that extend the features and functionality of a product. As discussed above, commencing in the first quarter of 2016, upgrades are included in product revenue, which consists of sales of complete, advanced process control metrology and inspection systems (the “system(s)”). Nanometrics’ systems consist of hardware and software components that function together to deliver the essential functionality of the system. Arrangements for sales of systems and upgrades often include defined customer-specified acceptance criteria.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In summary, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectability is reasonably assured.

For repeat product sales to existing customers, revenue recognition occurs at the time title and risk of loss transfer to the customer, which usually occurs upon shipment from the Company's manufacturing location, if it can be reliably demonstrated that the product has successfully met the defined customer specified acceptance criteria and all other recognition criteria have been met. For initial sales where the product has not previously met the defined customer specified acceptance criteria, product revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period. In Japan, where contractual terms with the customer specify risk of loss and title transfers upon customer acceptance, revenue is recognized upon receipt of written customer acceptance, provided that all other recognition criteria have been met.

The Company warrants its products against defects in manufacturing. Upon recognition of product revenue, a liability is recorded for anticipated warranty costs. On occasion, customers request a warranty period longer than the Company's standard warranty. In those instances, where extended warranty services are separately quoted to the customer, the associated revenue is deferred and recognized as service revenue ratably over the term of the extended warranty period. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue.

As part of its customer services, the Company sells software that is considered to be an upgrade to a customer's existing systems. These standalone software sales are not essential to the tangible product's functionality and are accounted for under software revenue recognition rules which require vendor specific objective evidence (“VSOE”) of fair value to allocate revenue in a multiple element arrangement. Revenue from software sales is recognized when the software is delivered to the customer, provided that all other recognition criteria have been met.

The majority of other upgrades are sold based on published specifications. For simple upgrades that do not require major configuration, revenue is recognized at the time title and risk of loss transfer to the customer, which is usually upon shipment. For complex and extensive upgrades, specific acceptance or prior acceptance for a similar upgrade is required in order to recognize revenue.

Revenue related to spare parts is recognized upon shipment. Revenue related to billable services is recognized as the services are performed. Service contracts may be purchased by the customer during or after the warranty period and revenue is recognized ratably over the service contract period.

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or delivery of different types of services. The Company's tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on relative selling price and that revenue is recognized upon completion of the installation and receipt of final acceptance. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which terms can be up to twelve months. The Company does not grant its customers a general right of return or any refund terms and imposes a penalty on orders cancelled prior to the scheduled shipment date.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Product Warranties – The Company sells the majority of its products with a twelve-month repair or replacement warranty from the date of acceptance, which generally represents the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are reported in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating the warranty accrual. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts in accordance with changes in these factors.

Shipping and Handling Costs – Shipping and handling costs are included as a component of cost of net revenues.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $0.2 million in 2016, $0.3 million in 2015, and $0.2 million in 2014.

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

Net Income (Loss) Per Share - Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the number of weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method) restricted stock units subject to vesting and shares issuable under the employee stock purchase plan. In applying the treasury stock method 0.5 million and 0.3 million stock option shares for fiscal year 2016 and 2015, respectively, were included in the calculation of diluted shares. During fiscal 2014, the Company incurred a net loss, therefore, diluted net loss per share excludes 0.4 million shares that were anti-dilutive.

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

The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company's top five largest customers in 2016, 2015 and 2014 consisted of 73%, 69% and 72%, respectively, of its total net revenues. The Company participates in a dynamic high technology industry and believes that changes in

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or sub-assemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.

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

Note 2. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update which simplifies the subsequent measurement of goodwill and removes step 2 from the goodwill impairment test. Instead, an entity should record an impairment charge based on excess of a reporting unit’s carrying amount over its fair value. The standard is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect of this update on its consolidated financial condition and results of operations.

In October 2016, the FASB issued an accounting standard update which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting period within those annual periods. Early adoption is permitted. This standard update is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting this standard on its consolidated financial condition and results of operations.

In August 2016, the FASB issued an accounting standard which addresses eight specific cash flow classification issues. This update is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all the amendments must be adopted in the same period. The standard is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting this update on its consolidated statements of cash flows.

In June 2016, the FASB issued an accounting standard which requires measurement and timely recognition of expected credit losses for financial assets. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the effect of this update on its consolidated financial condition and results of operations.

In March 2016, the FASB issued an accounting standards update that simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as equity or liability, and classification on the statement of cash flows. The standard is effective for public companies for annual reporting periods beginning after December 16, 2016, and interim periods within those annual periods. Early adoption is permitted. Upon adoption, the Company will continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The standard requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled rather than paid-in capital increasing volatility in results of operations. The Company will apply the presentation requirements

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for the cash flows related to excess tax benefits. The cash flows related to employee taxes paid for withheld shares will be presented as a financing activity as required under the new guidance. Finally, the standard eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. The Company is unable to estimate the impact of adoption as it is dependent upon future stock option exercises which cannot be predicted. However, the Company is expecting the adoption of the standard to have an impact on net income, basic and diluted earnings per share, deferred tax assets, net cash from operations, and the effective tax rate.

In February 2016, the FASB issued an accounting standards update which requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This standard is required to be applied with a modified retrospective transition approach. The Company generally does not finance purchases of equipment or other capital, but does lease some equipment and facilities. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures but anticipates the majority of its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

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

In July 2015, the FASB issued an accounting standards update which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new standard applies only to inventories for which cost is determined by methods other than last-in-first-out and the retail inventory method. It is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect the application of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an accounting standards update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred for one year the effective date of the new revenue standard, with early adoption permitted but not earlier than the original effective date. Consequently, the new standard will be effective for the Company on December 31, 2017 and the Company does not plan to adopt early. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

While the Company continues to assess the impact of the new standard, the Company believes the most likely impact will be to the accounting for arrangements that include incentives or services bundled with volume purchases. Under current U.S. GAAP, the revenue attributable to these incentives is recognized when the incentives performance conditions are met. While the Company currently expects revenue related to these arrangements to remain unchanged, the nature of the performance obligations may change the timing of the revenue recognition. The Company is currently evaluating the impact of the new standard on these arrangements and will continue to monitor industry activities and other guidance provided by the accounting profession and regulators and adjust our approach and implementation plans as required.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	December 31, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$959	$—	$—	$959	$590	$—	$—	$590
Commercial paper and corporate debt securities	—	2,499	—	2,499	—	4,568	—	4,568
Total cash equivalents	$959	$2,499	$—	$3,458	$590	$4,568	$—	$5,158

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	—	17,072	—	17,072	4,401	20,164	—	24,565
Certificate of deposits	—	23,019	—	23,019	—	—	—	—
Commercial paper	—	22,402	—	22,402	—	1,884	—	1,884
Municipal securities and corporate debt securities	—	14,943	—	14,943	—	18,482	—	18,482
Asset backed securities	—	5,463	—	5,463	—	—	—	—
Total marketable securities	$—	$82,899	$—	$82,899	$4,401	$40,530	$—	$44,931

Total(1)	$959	$85,398	$—	$86,357	$4,991	$45,098	$—	$50,089

Liabilities:
Contingent consideration payable	$—	$—	$—	$—	$—	$—	$1,490	$1,490

(1)	Excludes $43.6 million and $33.0 million held in operating accounts as of December 31, 2016 and December 26, 2015, respectively.

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

Changes in Level 3 liabilities	(in thousands)
Fair value at December 27, 2014	$2,397
Payments made to Zygo Corporation	(851)
Change in fair value included in earnings	(56)
Fair value at December 26, 2015	1,490
Payments made to Zygo Corporation	(315)
Change in fair value included in earnings	(1,175)
Fair value at December 31, 2016	$—

As of December 31, 2016, the Company settled its liabilities of $1.2 million from Zygo Corporation, a wholly-owned subsidiary of AMETEK, Inc. (“Zygo”). Under the settlement agreement with Zygo, the company is released from any existing and future contingent liability related to the supply agreement.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 26, 2015, the Company had liabilities of $1.5 million resulting from the acquisition of certain assets from Zygo which are measured at fair value on a recurring basis. Of the $1.5 million of Zygo liability at December 26, 2015, $0.9 million was a current liability and $0.6 million was a long-term liability. The fair values of these liabilities were determined using Level 3 inputs using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for discount rate, and timing and the amount of cash flows.

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

The loss on settlement of forward foreign currency contracts included in the fiscal year ended December 31, 2016 and December 26, 2015, were $1.7 million and $0.3 million, respectively, and these balances are included in other income (expense), net, in the consolidated statements of operations.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis:

	As of December 31, 2016	As of December 26, 2015
	Notional Principal	Notional Principal
	(in millions)	(in millions)
Undesignated Hedges:
Forward Foreign Currency Contracts	$13.9	$30.5

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Cash and Investments

The following table presents cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,604	$—	$—	$43,604
Cash equivalents:
Money market funds	959	—	—	959
Commercial paper and corporate debt securities	2,499	—	—	2,499
Marketable securities:
U.S. Treasury securities	5,667	—	—	5,667
U.S. Government agency securities	11,412	—	(7)	11,405
Certificates of deposits	23,000	19	—	23,019
Commercial paper	22,402	—	—	22,402
Corporate debt securities	14,194	—	(6)	14,188
Municipal securities	756	—	(1)	755
Asset-backed securities	5,466	—	(3)	5,463
Total cash, cash equivalents, and marketable securities	$129,959	$19	$(17)	$129,961

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$32,996	$—	$—	$32,996
Cash equivalents:
Money market funds	590	—	—	590
Commercial paper and corporate debt securities	4,568	—	—	4,568
Marketable securities:
U.S. Treasury securities	4,411	—	(10)	4,401
U.S. Government agency securities	20,193	1	(29)	20,165
Commercial paper	1,884	—	—	1,884
Corporate debt securities	14,759	—	(23)	14,736
Municipal securities	3,747	1	(3)	3,745
Total cash, cash equivalents, and marketable securities	$83,148	$2	$(65)	$83,085

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of December 31, 2016 and December 26, 2015, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Gross realized gain and losses on sale of securities are recorded in other income, net, in our statement of operations. Net realized gains and losses for fiscal 2016, 2015, and 2014 was $0.5 million, $0.2 million and $0.2 million, respectively.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity. Both the gross unrealized gains and gross unrealized losses for the fiscal years ended December 31, 2016, and December 26, 2015 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of December 31, 2016 and December 26, 2015, had maturity dates of less than two years.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 0.77% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $31.5 million and $15.7 million of receivables during fiscal years ended December 31, 2016 and December 26, 2015, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at December 31, 2016 and December 26, 2015.

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	December 31, 2016	December 26, 2015
Inventories:
Raw materials and sub-assemblies	$23,506	$26,784
Work in process	10,347	12,862
Finished goods	4,984	8,103
Inventories	38,837	47,749
Inventories-delivered systems	2,457	2,856
Total inventories	$41,294	$50,605

Property, plant and equipment, net:(1)
Land	$15,568	$15,569
Building and improvements	20,532	20,158
Machinery and equipment	35,659	32,995
Furniture and fixtures	2,282	2,266
Software	9,756	8,245
Capital in progress	2,748	1,328
Total property, plant and equipment, gross	86,545	80,561
Accumulated depreciation and amortization	(42,319)	(36,068)
Total property, plant and equipment, net	$44,226	$44,493
(1) Total depreciation and amortization expense for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was $6.8 million, $6.9 million, and $6.6 million, respectively.
Other Current Liabilities:
Accrued warranty	$3,838	$4,504
Accrued taxes	290	646
Customer deposits	581	290
Retrofit liability	432	—
Fair value of current portion of contingent payments to Zygo Corporation related to acquisition	—	945
Accrued professional services	424	481
Accrued royalties	1,233	437
Other	1,249	1,575
Total other current liabilities	$8,047	$8,878

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of Accumulated Other Comprehensive Income (Loss)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 27, 2014	$(2,604)	$(134)	$(31)	$(2,769)
Current period change	(2,344)	(76)	(13)	(2,433)
Balance as of December 26, 2015	(4,948)	(210)	(44)	(5,202)
Current period change	(869)	(17)	42	(844)
Balance as of December 31, 2016	$(5,817)	$(227)	$(2)	$(6,046)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the years ended December 31, 2016 and December 26, 2015, respectively (in thousands):

Amounts
Balance as of December 28, 2014	$10,494
Foreign currency movements	(1,079)
Balance as of December 26, 2015	9,415
Foreign currency movements	(475)
Balance as of December 31, 2016	$8,940

There were no business acquisitions made by the Company during fiscal years 2016, 2015 and 2014.

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

The Company completed its annual goodwill impairment assessment during the fourth quarter of 2016 by first performing a Step 0 qualitative assessment. As part of this assessment, the Company considered the trading value of the Company's stock, the industry trends, and the Company's sales forecast and products plans. The Company concluded that it was more likely than not that the fair value was more than the carrying values of the Company's reporting unit and therefore did not proceed to the Step 1 goodwill impairment test.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at December 31, 2016. The Company did not record any impairment charges related to goodwill in fiscal year 2016.

The Company assesses if there have been triggers that may require it to evaluate the reasonableness of the remaining estimated useful lives of its intangible assets. No such triggers were identified during fiscal year 2016.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 31, 2016 and December 26, 2015 consisted of the following (in thousands):

	December 31, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$15,726	$(15,380)	$346
Customer relationships	9,322	(9,322)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,186)	66
Trademark	80	(80)	—
Total	$29,307	$(28,895)	$412

	December 26, 2015
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,098	$(14,387)	$1,711
Customer relationships	9,364	(9,364)	—
Brand names	1,927	(1,903)	24
Patented technology	2,252	(2,120)	132
Trademark	80	(80)	—
Total	$29,721	$(27,854)	$1,867

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, was $1.5 million, $2.1 million and $3.1 million, respectively.

There were no impairment charges related to intangible assets recorded during the year ended December 31, 2016.

The estimated future amortization expense of finite intangible assets as of December 31, 2016, is as follows (in thousands):

Fiscal Years	Amounts
2017	206
2018	140
2019	66
Thereafter	—
Total future amortization expense	$412

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of the warranty accrual, which were included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015
Balance as of beginning of period	$4,504	$2,953
Accruals for warranties issued during period	4,509	8,332
Settlements during the period	(5,175)	(6,781)
Balance as of end of period	$3,838	$4,504

Note. 9. Restructuring

The Company recorded a restructuring charge of approximately $2.3 million in 2014 as a result of its decision to consolidate and reorganize certain aspects of its operations, primarily in the U.K. This amount included charges primarily related to employee severance, other expenses (primarily vendor contract termination costs) and early termination costs of a facility lease.

The Company recorded a restructuring charge of approximately $1.4 million in 2015 as a result of its decision to maximize operating effectiveness. This amount includes charges primarily related to employee severance and related costs.

As of December 31, 2016, the Company had completed and settled in full all cash payments related to these charges.

The table below summarizes the components of the Company’s restructuring reserves for the years ended December 31, 2016 and December 26, 2015, and December 27, 2014 (in thousands):

	Employee severance and benefits	Facility termination costs	Other	Total
Balance as of December 28, 2013	$—	$—	$—	$—
Charges	1,163	784	319	2,266
Cash Payments	(780)	(201)	(288)	(1,269)
Balance as of December 27, 2014	$383	$583	$31	$997
Charges	1,369	—	11	1,380
Cash Payments	(1,752)	(334)	(35)	(2,121)
Balance as of December 26, 2015	$—	$249	$7	$256
Charges	—	—	—	—
Cash Payments	—	(249)	(7)	(256)
Balance as of December 31, 2016	$—	$—	$—	$—

Note 10. Line of Credit and Debt Obligations

Line of Credit – The Company’s revolving line of credit facility of up to $12.0 million expired on May 30, 2016 and was not renewed.

Note 11. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that Nanometrics’ products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as of December 31, 2016 and December 26, 2015.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains certain open inventory purchase agreements with its suppliers to ensure a smooth and continuous supply availability for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company estimates its open inventory purchase commitment as of December 31, 2016 was approximately $30.6 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.

The Company leases facilities and certain equipment under non-cancelable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2016, 2015 and 2014 was approximately $1.8 million, $1.7 million and $2.0 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

Operating Leases
2017	$1,562
2018	1,189
2019	755
2020	301
2021	79
Thereafter	—
Total	$3,886

On June 17, 2009, the Company announced a strategic business partnership with Zygo Corporation (“Zygo”) whereby it has purchased inventory and certain other assets from Zygo, and the two companies entered into a supply agreement. The Company made payments to Zygo over a period of time as acquired inventory was sold and other aspects of the supply agreement were executed. The Company made royalty and sustaining engineering payments of $0.3 million and $0.9 million to Zygo in fiscal years 2016 and 2015, respectively.

On December 8, 2016, the Company amended its agreement with Zygo, of which, the Company is released from any existing and future contingent liabilities to Zygo.

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

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Weighted average common shares outstanding used in basic net income (loss) per share calculation	24,655	24,059	23,958
Potential dilutive common stock equivalents, using treasury stock method	498	316	—
Weighted average shares used in diluted net income (loss) per share calculation	25,153	24,375	23,958

For the year ended December 31, 2016, December 26, 2015, and December 27, 2014, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. For the years ended December 31, 2016 and December 26, 2015, weighted average common share equivalents consisting of stock options and restricted stock units included in the calculation of diluted net income per share were 0.5 million and 0.3 million shares, respectively. For the year ended December 27, 2014 potential

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

dilutive common stock equivalents of 0.4 million shares were anti-dilutive and therefore were excluded from the calculation due to the net loss position.

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

There were no shares repurchased and retired during fiscal year 2016.

Shares repurchased and retired for fiscal year 2015 and 2014 of the applicable repurchase programs, with the associated cost of repurchase and amount available for repurchase at the end of the respective periods are as follows (in thousands, except number of shares and weighted average price per share):

	Fiscal Year 2015	Fiscal Year 2014
Number of shares of common stock repurchased	111,050	362,633
Weighted average price per share	$15.49	$14.74
Total cost of repurchase	$1,721	$5,344
Amount available for repurchase at end of period	$4,397	$6,118

$4.4 million remained available for the future repurchase of our common stock under the 2012 program.

Stock Option Plans

The Nanometrics option plans are as follows:

Plan Name	Participants	Shares Authorized
2005 Equity Incentive Plan	Employees, consultants and directors	7,292,594
2002 Non-statutory Stock Option Plan	Employees and consultants	1,200,000
2000 Employee Stock Option Plan	Employees and consultants	2,450,000
2000 Director Stock Option Plan	Non-employee directors	250,000
Accent Optical Technologies, Inc. Stock Incentive Plan	Employees and consultants	205,003

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual statutory limitation. At the end of the fiscal year ended December 31, 2016, the Company had 0.1 million shares remaining for issuance under the ESPP. Shares purchased under the ESPP were 212,619 shares, 125,504 shares and 122,112 shares in 2016, 2015 and 2014 at a weighted average price of $14.29, $13.98 and $13.76, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Valuation and Expense Information

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise. The expected life of options granted were calculated using the simplified method allowed by the SAB 107. The risk-free rates were based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility was based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

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

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Stock Options:
Expected life	—	—	4.6 years
Volatility	—	—	54.9%
Risk free interest rate	—	—	1.54%
Dividends	—	—	—
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Volatility	38.7%	36.9%	31.2%
Risk free interest rate	0.44%	0.12%	0.54%
Dividends	—	—	—

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

The weighted average fair value per share of the stock options awarded in fiscal year 2014 was $8.13. No stock options were granted in fiscal years 2015 and 2016. A summary of activity of stock options is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 27, 2014	1,382,993	$13.92	3.41	$4,108
Exercised	(229,510)	9.65
Cancelled/Forfeited	(94,012)	16.67
Outstanding at December 26, 2015	1,059,471	14.61	2.47	$1,920
Exercised	(442,339)	13.66
Cancelled/Forfeited	(176,587)	15.83
Outstanding at December 31, 2016	440,545	15.06	2.12	$4,405
Exercisable at December 31, 2016	407,920	$14.94	2.00	$4,129

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.06 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $2.7 million, $1.6 million and $3.0 million, respectively. The fair value of options vested during 2016, 2015 and 2014 was $0.7 million, $1.5 million and $3.2 million, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 31, 2016.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.5-$10.46	17,400	0.32	$10.05	17,400	$10.05
$11.37-$11.37	114,166	0.88	11.37	114,166	11.37
$12.98-$15.33	45,691	3.01	14.36	38,954	14.34
$15.35-$15.74	44,437	2.58	15.65	40,586	15.65
$15.85-$15.85	60,000	3.19	15.85	56,250	15.85
$15.97-$17.33	57,166	2.30	16.89	48,527	16.85
$17.7-$18.27	36,935	2.34	18.12	33,267	18.15
$18.51-$18.51	13,750	4.13	18.51	8,333	18.51
$18.79-$18.79	1,000	4.23	18.79	437	18.79
$19.03-$19.03	50,000	2.13	$19.03	50,000	$19.03
$9.5-$19.03	440,545			407,920

As of December 31, 2016, the total unrecognized compensation costs related to unvested stock options was $0.2 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 0.65 years.

Restricted Stock Units (“RSUs”)

Each RSU counts against the Company’s “2005 Equity Incentive Plan” at a ratio of one and seven tenths shares for each unit granted but represents an amount equal to the fair value of one share of the Company’s common stock. The Company granted 476,667 and 506,459 RSUs during the years ended December 31, 2016 and December 26, 2015, respectively, to key employees with vesting periods up to three years.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 27, 2014	563,337	$17.90
Granted	506,459	15.62
Released	(237,520)	16.59
Cancelled	(119,033)	16.59
Outstanding RSUs as of December 26, 2015	713,243	15.99
Granted	476,667	17.45
Released	(315,872)	16.05
Cancelled	(54,253)	16.29
Outstanding RSUs as of December 31, 2016	819,785	$16.79

As of December 31, 2016, the total unrecognized compensation costs related to RSU's was $8.0 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 1.77 years.

Market-Based Performance Stock Units (“PSUs”)

In addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to an executive. The PSUs will vest in three equal tranches over one, two, three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 66.7% of the shares of the Company’s stock subject to the PSUs will vest, and up to a maximum of 100% of the shares subject to the PSUs will vest if the maximum stock price performance is achieved for each tranche.

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 27, 2014	—	—
Granted	60,000	$12.23
Outstanding PSUs as of December 26, 2015	60,000	12.23
Granted	67,500	8.52
Released	(13,333)	12.03
Cancelled	(6,667)	12.03
Outstanding PSUs as of December 31, 2016	107,500	$9.94

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2016 Award	2015 Award
Grant Date Fair Value Per Share	$8.52	$12.23
Weighted-average assumptions/inputs:
Expected Dividend	—	—
Range of risk-free interest rates	0.92%	0.25%-1.1%
Range of expected volatilities for peer group	22%-93%	23%-65%

The number of RSUs granted during fiscal year 2016 was 476,667, which counted as 810,334 shares, and PSUs granted during fiscal year 2016 was 67,500, which counted as 114,750 against the 2005 Equity Incentive Plan. The number of RSUs cancelled during fiscal year 2016 was 54,253, which counted as 92,230 shares and PSUs cancelled during fiscal year 2016 was 6,667, which counted as

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11,334, against the 2005 Equity Incentive Plan. Each RSU represents an amount equal to the fair value of one share of the Company's common stock.

A summary of activity under the Company’s stock option plans including options, RSUs and PSUs during fiscal year 2016, 2015 and 2014 and shares available for grant as of the respective period end dates, is as follows:

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Shares available for grant at beginning of fiscal year	1,916,589	2,464,082	2,937,001
Options - granted	—	—	(74,300)
Options - cancelled	176,587	94,012	191,061
Options - expired plan shares	(116,192)	(1,800)	(17,491)
RSUs - granted	(810,334)	(860,980)	(805,120)
RSUs - cancelled	92,230	202,356	167,404
RSUs - shares issued to satisfy tax withholding obligations	179,117	120,919	65,527
PSUs - granted	(114,750)	(102,000)
PSUs - cancelled	11,334	—	—
Shares available for grant at end of fiscal year	1,334,581	1,916,589	2,464,082

Stock-based Compensation Expense

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 is based on awards expected to vest, it has been reduced for estimated forfeitures. ASC 740 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated forfeiture rates are based on historical forfeiture experience, which the Company believes is the best available information to estimate the future forfeiture rate. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are required to be separately classified in the consolidated statements of cash flows. The Company recognized $1.0 million of excess tax benefit in fiscal year 2016, and none in both fiscal years 2015 and 2014, respectively.

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Cost of products	$403	$274	$268
Cost of service	509	309	287
Research and development	1,408	1,036	1,245
Selling	2,046	1,881	1,642
General and administrative	3,300	2,748	3,243
Restructuring	—	—	67
Total stock-based compensation expense related to employee stock options and employee stock purchases	$7,666	$6,248	$6,752

Note 14. Defined Benefit Pension Plan

Nanometrics sponsors a statutory government mandated defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. The fair value of plan assets was $0.2 million for each of the fiscal years ended 2016, 2015 and 2014, respectively; and the net funding deficiency of the Benefit Plan was $0.4 million, $0.3 million, and $0.3 million for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. Based on the nature and limited extent of the pension plan, we determined this pension plan was not material for separate disclosure.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Domestic	$25,372	$178	$(15,691)
Foreign	3,763	5,390	4,070
Income (loss) before income taxes	$29,135	$5,568	$(11,621)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Current:
Federal	$697	$148	$358
State	85	3	(151)
Foreign	2,111	2,266	1,327
	2,893	2,417	1,534
Deferred:
Federal	(16,641)	190	17,368
State	(320)	3	550
Foreign	(832)	53	45
	(17,793)	246	17,963
Provision (benefit) for income taxes	$(14,900)	$2,663	$19,497

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	At
	December 31, 2016	December 26, 2015
Deferred tax assets:
Reserves and accruals	$11,043	$13,712
Deferred revenue	349	1,154
Shared based compensation	2,590	3,856
Tax credit carry-forwards	10,112	8,658
Net operating losses	8,434	13,218
Depreciation & amortization	(2,898)	366
Other	(1,252)	94
Total deferred tax assets	28,378	41,058
Less: Valuation allowance	(10,980)	(36,786)
Total deferred tax assets net of valuation allowance	17,398	4,272
Deferred tax liabilities:
Depreciation & amortization	(6)	(2,537)
Other	(14)	(1,137)
Total deferred tax liabilities	(20)	(3,674)
Net deferred tax assets	$17,378	$598

As of December 31, 2016, the Company had net operating loss carryforwards of $26.7 million in California and $31.8 million in foreign countries, which begin to expire in 2018. A total of $3.1 million of the California net operating loss carryforward and $1.3 million of the foreign net operating loss carryforward are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded in additional paid-in capital in the period that they become realized. During the year ended December 31, 2016, the Company realized $0.2 million of excess tax benefits as a result of stock option exercises, therefore, $0.1 million was recorded to additional paid-in capital.

As of December 31, 2016, the Company had available carryforward Federal and California R&D tax credits of $8.6 million and $7.8 million, respectively. Federal R&D tax credit carryforwards begin to expire in 2026. State R&D tax credits carryforward indefinitely. A total of $0.2 million of the state R&D tax credits are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded to additional paid-in-capital in the period that they become realized.

During the years ended December 31, 2016 and December 26, 2015, the change in valuation allowances was $(25.8) million and $1.6 million, respectively. The valuation allowance decrease in 2016 was primarily related to the release of a valuation allowance against a significant portion of the Company’s U.S. deferred tax assets, as well as valuation allowance release against a portion of our foreign deferred tax assets. The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. For the year ended December 31, 2016, the Company possessed enough positive evidence to determine that is was more-likely-than-not that the Company would utilize a significant portion of its deferred tax assets. Therefore, the Company released $27.4 million of valuation allowance. The Company continues to maintain valuation allowances against its California and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowances will be reflected in the tax provision for the period such determination is made.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Differences between income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Income taxes computed at U.S. statutory rate	$10,197	$1,949	$(4,067)
State income taxes	223	28	(109)
Foreign tax rate differential	3,502	342	777
Change in valuation allowance	(25,738)	1,648	23,894
Non-deductible Equity Compensation	380	311	242
Tax credits	(3,191)	(1,834)	(2,187)
Domestic production activities deduction	(354)	—	—
Liabilities for uncertain tax positions	67	74	118
Other, net	14	145	829
Provision (benefit) for income taxes	$(14,900)	$2,663	$19,497

Certain amounts of the income tax rate reconciliation for the years ended December 27, 2014, were reclassified to other components within the reconciliation to be consistent with classification used for the year ended December 26, 2015 and the year ended December 31, 2016. There was no impact to the total provision (benefit) for income taxes based on these reclassifications.

As of December 31, 2016, approximately $3.7 million of undistributed earnings from non-U.S. operations held by the Company's foreign subsidiaries are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. The amount of unrecognized deferred tax liability related to these earnings would be immaterial.

The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Rollforward Table (at Gross): As of
	December 31, 2016	December 26, 2015	December 27, 2014
Unrecognized tax benefits - beginning of the period	$6,961	$6,442	$4,436
Gross increases-tax positions in prior period	23	127	655
Gross decreases-tax positions in prior period	(1,193)	(306)	(123)
Gross increases-current-period tax positions	686	698	1,541
Lapse of statute of limitations	—	—	(67)
Unrecognized tax benefits - end of the period	$6,477	$6,961	$6,442

The unrecognized tax benefit at December 31, 2016 was $6.5 million, of which $3.7 million would impact the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of December 31, 2016, December 26, 2015 and December 27, 2014. The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

The Company is subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, and China. Due to tax attribute carry-forwards, the Company is subject to examination for tax years 2003

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

forward for U.S. tax purposes. The Company was also subject to examination in various states for tax years 2002 forward. The Company is subject to examination for tax years 2007 forward for various foreign jurisdictions.

Note 16. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film and optical critical dimension systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. For the years ended December 31, 2016, December 26, 2015, and December 27, 2014, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Total net revenues (1):
South Korea	$44,735	$30,572	$41,381
China	43,460	17,373	28,702
Singapore	37,096	17,395	7,905
United States	29,887	36,720	36,123
Taiwan	27,189	46,715	19,790
Japan	26,604	31,140	15,185
Other	12,158	7,452	17,357
Total net revenues	$221,129	$187,367	$166,443

(1)	Net revenues are attributed to countries based on the customer's deployment and service locations of systems.

	December 31, 2016	December 26, 2015
Long-lived tangible assets:
United States	$42,688	$42,581
Taiwan	818	1,056
South Korea	554	697
Japan	57	59
All Other	109	100
Total long-lived tangible assets	$44,226	$44,493

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

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Automated Systems	$127,378	$102,386	$108,768
Integrated Systems	43,846	31,579	15,334
Materials Characterization Systems	13,842	12,980	9,487
Total product revenues	$185,066	$146,945	$133,589

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following customers accounted for 10% or more of total accounts receivable, net:

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Taiwan Semiconductor Manufacturing Company Limited	20.1%	25.6%	20.2%
Samsung Electronics Co. Ltd.	14.3%	***	10.0%
Micron Technology, Inc.	11.8%	***	23.7%
Intel Corporation	11.1%	***	***
Toshiba Corporation	10.2%	27.1%	***
GLOBALFOUNDRIES	***	***	10.2%

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenue:

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Micron Technology, Inc.	20.3%	15.8%	10.4%
Intel Corporation	18.0%	***	12.6%
SK Hynix	15.3%	10.7%	12.2%
Taiwan Semiconductor Manufacturing Company Limited	10.0%	19.4%	***
Samsung Electronics Co. Ltd.	***	13.2%	26.9%
Toshiba Corporation	***	10.2%	***

***	The customer accounted for less than 10% of total net revenue during the period.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the years ended December 31, 2016 and December 26, 2015 (in thousands, except per share amounts):

	Quarters Ended
	December 31, 2016	September 24, 2016	June 25, 2016	March 26, 2016
Total net revenues	$59,159	$58,714	$55,767	$47,489
Gross profit	$30,804	$30,404	$28,425	$24,491
Income from operations	$8,963	$9,066	$7,336	$3,730
Net income (1)	$26,654	$7,883	$6,031	$3,467
Net income per share:
Basic	$1.07	$0.32	$0.25	$0.14
Diluted	$1.04	$0.31	$0.24	$0.14
Shares used in per share computations:
Basic	24,949	24,826	24,524	24,308
Diluted	25,514	25,282	24,927	24,597

	Quarters Ended
	December 26, 2015	September 26, 2015	June 27, 2015	March 28, 2015
Total net revenues	$42,684	$45,678	$48,629	$50,376
Gross profit	$20,805	$22,219	$23,264	$23,379
Income (loss) from operations	$(1,041)	$1,264	$2,509	$2,241
Net income (loss)	$(1,813)	$818	$1,344	$2,556
Net income (loss) per share:
Basic	$(0.07)	$0.03	$0.06	$0.11
Diluted	$(0.07)	$0.03	$0.06	$0.11
Shares used in per share computations:
Basic	24,203	24,145	24,020	23,866
Diluted	24,203	24,352	24,285	24,257

(1)	Net Income included a release of non-cash valuation allowance of $27.4 million against a significant portion of the Company’s U.S. and foreign

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

Notwithstanding the identified material weakness, management, including our CEO and CFO, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable, not absolute, assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, which was conducted according to the COSO criteria, we have concluded that there was a material weakness related to the existence of inventories subject to our cycle counting program, as described in more detail below, as of

December 31, 2016.  Due to this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2016:

The Company did not design and maintain an effective control over the existence of inventories subject to the cycle count program.  Specifically, the control was not effectively designed and maintained to verify all inventories that should be subject to the cycle count program were included and were counted at the frequency levels required under the Company’s policies.  This control deficiency did not result in a material adjustment to the inventory and cost accounts and disclosures for the year ended December 31, 2016.  However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Although the Company has begun implementing a number of remediation initiatives to improve the Company’s internal control over financial reporting in fiscal 2017, there can be no assurance that the Company will eliminate the aforementioned material weakness in fiscal 2017.  A summary of the remediation plans is provided below.

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall controls over accounting for the existence of inventories subject to our cycle count program.  To ensure existence of the Company’s inventory balances as recorded at December 31, 2016, the Company conducted a full physical inventory for the stocking locations subject to the cycle count program which resulted in an immaterial adjustment.  Additionally, we have updated the Company’s part master with the correct cycle-count frequency requirements.

To address the material weakness, the following remedial actions have been or will be taken:

•	Implementation of additional quarterly reporting and monitoring controls over additions to or changes to the Company’s item master records
•	Design of an automated methodology for determining and assigning the frequency levels each item should be counted

Our goal is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is designed and operating effectively.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016, specifically:

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

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	431,135	$15.15	1,334,581
Equity compensation plans not approved by security holders (1)	9,410	$10.45	—
Total	440,545	$15.06	1,334,581

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

The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II - Valuation and Qualifying Accounts as of and for the years ended December 31, 2016, December 26, 2015 and December 27, 2014	81

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.

See Exhibit Index following the signature page of this Annual Report on Form 10-K, which is incorporated by reference here.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2017

NANOMETRICS INCORPORATED
By:	/S/ Timothy J. Stultz
Timothy J. Stultz
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Timothy J. Stultz	President, Chief Executive Officer and Director	March 2, 2017
Timothy J. Stultz	(Principal Executive Officer)

/S/ Jeffrey Andreson	Chief Financial Officer	March 2, 2017
Jeffrey Andreson	(Principal Financial Officer and Principal Accounting Officer)

/S/ Bruce C. Rhine	Chairman of the Board of Directors	March 2, 2017
Bruce C. Rhine

/S/ J. Thomas Bentley	Director	March 2, 2017
J. Thomas Bentley

/S/ Edward J. Brown Jr.	Director	March 2, 2017
Edward J. Brown Jr.

/S/ Christopher A. Seams	Director	March 2, 2017
Christopher A. Seams

/S/ Christine Tsingos	Director	March 2, 2017
Christine Tsingos

EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1 (3)	Form of Common Stock Certificate

10	Material Contracts

Management Contracts, Compensatory Plans, Contracts or Arrangements

10.1 (4)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.2 (5)	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement

10.3 (6)	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement

10.4 (7)	Registrant’s 2002 Non-statutory Stock Option Plan and form of Stock Option Agreement

10.5 (8)	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.6 (9)	Form of Subscription Agreement Under the Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan

10.7 (17)	Registrant’s Amended and Restated 2005 Equity Incentive Plan

10.8 (6)	Registrant’s Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements

10.9 (10)	Executive Performance Bonus Plan

10.10 (11)	Form of Offer Letter to Timothy J. Stultz

10.11 (12)	Amended and Restated Executive Severance Agreement between the Registrant and Timothy J. Stultz, dated February 23, 2010

10.12 (18)	Employment Agreement between Registrant and Jeffrey Andreson, dated September 22, 2014

10.13 (22)	Compensation Arrangements with Named Executive Officers

10.14 (23)	Form of Performance-Based Restricted Stock Unit Agreement

10.15 (24)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Timothy J. Stultz, Ph.D., dated May 19, 2015

10.16 (24)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Jeffrey Andreson, dated May 19, 2015

10.17 (24)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and S. Mark Borowicz, dated May 19, 2015

10.18 (24)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Kevin Heidrich, dated May 19, 2015

10.19 (25)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.20 (26)	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Janet Taylor, date August 27, 2015

10.21 (26)	Compensation Arrangement With Non-Employee Directors

10.22	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Rollin Kocher, dated November 10, 2016

All Other Material Contracts

10.23 (7)	Loan and Security Agreement effective as of February 14, 2007 by and between Comerica Bank, the Registrant, Accent Optical Technologies, Nanometrics, Inc. and Nanometrics IVS Division, Inc.

10.24 (13)	First Amendment to the Loan and Security Agreement dated September 14, 2007

10.25 (13)	Second Amendment to the Loan and Security Agreement dated May 11, 2009, with an effective date of April 29, 2009

10.26 (14)	Third Amendment to the Loan and Security Agreement dated June 15, 2009

10.27 (15)	Fourth Amendment to the Loan and Security Agreement dated April 13, 2010

10.28 (14)	Asset Transfer Agreement by and between Zygo Corporation and the Registrant, dated June 17, 2009

10.29 (14)	Supply Agreement by and between Zygo Corporation and the Registrant dated June 17, 2009

10.30 (16)	Fifth Amendment to the Loan and Security Agreement dated April 23, 2012

10.31 (19)	Compensation of Non-Employee Directors

10.32 (20)	Extension to the Loan and Security Agreement dated April 30, 2014

10.33 (21)	Sixth Amendment to the Loan and Security Agreement by and between the Registrant and Comerica Bank dated May 30, 2014

21	Subsidiaries

21.1	Subsidiaries of the Registrant

23	Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1*

Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on November 9, 2006.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on February 20, 2013.
(5)	Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-40866) filed on July 6, 2000.
(6)	Incorporated by reference to the like-described exhibit filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 13, 2008.
(7)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 10, 2007.
(8)	Incorporated by reference to Appendix 1 filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 4, 2016.
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 (File No.333-108474) filed on September 3, 2003.
(10)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 11, 2011.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on August 8, 2007.
(12)	Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K (File No. 000-13470) filed on March 26, 2010.
(13)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 12, 2009.
(14)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 11, 2009.
(15)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on April 19, 2010.
(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on May 9, 2012.
(17)	Incorporated by reference to Appendix A filed with the Registrant's definitive proxy statement on Schedule 14A (File No. 000-13470) filed on April 10, 2013.
(18)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on October 31, 2014.
(19)	Incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on July 28, 2016.
(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on August 1, 2014.
(21)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on June 4, 2014.
(22)	Incorporated by reference to the disclosure in Item 5.02 of the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on February 26, 2016.
(23)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on March 24, 2015.
(24)	Incorporated by reference to the like-described exhibit filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on May 22, 2015.
(25)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K (File No. 000-13470) filed on February 20, 2013.
(26)	Incorporated by reference to the like-described exhibit filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-13470) filed on October 30, 2015.
*	Furnished herewith.

SCHEDULE II

NANOMETRICS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Additions to Allowance	Charges Utilized/Write-offs	Balance at end of period
December 31, 2016	$150	$—	$(77)	$73
December 26, 2015	$253	$10	$(113)	$150
December 27, 2014	$293	$—	$(40)	$253

Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Additions to Allowance	Charges Utilized/Write-offs	Balance at end of period
December 31, 2016	$36,786	$1,643	$(27,449)	$10,980
December 26, 2015	$35,835	$951	$—	$36,786
December 27, 2014	$11,665	$24,170	$—	$35,835