Form 10-Q
period 2017-04-01
NANOMETRICS INC
filed 2017-05-03
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes  ☐    No  ☒

As of April 28, 2017, there were 25,251,692 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$47,417	$47,062
Marketable securities	84,679	82,899
Accounts receivable, net of allowances of $74 and $73, respectively	48,419	39,457
Inventories	41,544	38,837
Inventories-delivered systems	3,280	2,457
Prepaid expenses and other	5,925	5,667
Total current assets	231,264	216,379
Property, plant and equipment, net	43,176	44,226
Goodwill	9,227	8,940
Intangible assets, net	361	412
Deferred income tax assets	19,103	17,399
Other assets	405	474
Total assets	$303,536	$287,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,614	$11,342
Accrued payroll and related expenses	8,456	12,656
Deferred revenue	12,166	9,168
Other current liabilities	7,293	8,047
Income taxes payable	983	813
Total current liabilities	47,512	42,026
Deferred revenue	856	816
Income taxes payable	857	841
Deferred tax liability	21	20
Other long-term liabilities	377	353
Total liabilities	49,623	44,056
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 25,227,935 and 25,070,889, respectively, issued and outstanding	25	25
Additional paid-in capital	273,735	271,969
Accumulated deficit	(15,737)	(22,174)
Accumulated other comprehensive income	(4,110)	(6,046)
Total stockholders’ equity	253,913	243,774
Total liabilities and stockholders’ equity	$303,536	$287,830

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net revenues:
Products	$48,175	$39,214
Service	11,139	8,275
Total net revenues	59,314	47,489
Costs of net revenues:
Cost of products	25,478	18,079
Cost of service	5,337	4,484
Amortization of intangible assets	52	435
Total costs of net revenues	30,867	22,998
Gross profit	28,447	24,491
Operating expenses:
Research and development	8,694	8,068
Selling	7,938	7,249
General and administrative	6,307	5,420
Amortization of intangible assets	—	24
Total operating expenses	22,939	20,761
Income from operations	5,508	3,730
Other (income) expense:
Interest income	1	9
Interest expense	(40)	(117)
Other income, net	(3)	225
Total other income (expense), net	(42)	117
Income before income taxes	5,466	3,847
Provision for income taxes	114	380
Net income	$5,352	$3,467
Net income per share:
Basic	$0.21	$0.14
Diluted	$0.21	$0.14
Weighted average shares used in per share calculation:
Basic	25,133	24,308
Diluted	25,833	24,597

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net income	$5,352	$3,467
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,945	952
Net change on unrealized gains on available-for-sale investments	(9)	35
Other comprehensive income (loss):	1,936	987
Comprehensive income	$7,288	$4,454

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net income	$5,352	$3,467
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,854	2,176
Stock-based compensation	2,164	1,689
Disposal of fixed assets	63	99
Inventory write-down	406	651
Deferred income taxes	(479)	(30)
Changes in fair value of contingent payments to Zygo Corporation	—	55
Changes in assets and liabilities:
Accounts receivable	(6,874)	(5,197)
Inventories	(2,695)	(1,871)
Inventories-delivered systems	(823)	(1,283)
Prepaid expenses and other	(88)	605
Accounts payable, accrued and other liabilities	970	(1,468)
Deferred revenue	3,039	2,643
Income taxes payable	186	(1,037)
Net cash provided by operating activities	3,075	499
Cash flows from investing activities:
Sales of marketable securities	10,181	—
Maturities of marketable securities	24,531	13,153
Purchases of marketable securities	(36,514)	(12,953)
Purchases of property, plant and equipment	(47)	(610)
Net cash used in investing activities	(1,849)	(410)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	—	(84)
Proceeds from sale of shares under employee stock option plans and purchase plan	1,217	934
Taxes paid on net issuance of stock awards	(1,755)	(658)
Net cash provided by (used in) financing activities	(538)	192
Effect of exchange rate changes on cash and cash equivalents	(333)	238
Net increase (decrease) in cash and cash equivalents	355	519
Cash and cash equivalents, beginning of period	47,062	38,154
Cash and cash equivalents, end of period	$47,417	$38,673
Supplemental disclosure of non-cash investing activities:
Transfer of property, plant and equipment to inventory, net	$22	$491

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

Basis of Presentation – The accompanying condensed consolidated financial statements (“financial statements”) have been prepared on a consistent basis with the audited consolidated financial statements as of December 31, 2016, and include all normal recurring adjustments necessary to fairly state the information set forth therein. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2017.

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

When certain elements in multiple-element arrangements are not delivered, or accepted at the end of a reporting period, the relative selling prices of undelivered elements are deferred until these elements are delivered and/or accepted. If deliverables cannot be accounted for as separate units of accounting, the entire arrangement is accounted for as a single unit of accounting and revenue is deferred until all elements are delivered and all revenue recognition requirements are met.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the FASB issued an accounting standards update that simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as equity or liability, and classification on the statement of cash flows. The new standard requires adoption of certain amendments relevant to the Company to be applied using a modified retrospective transition method by means of cumulative effect adjustment to retained earnings as of the beginning of the fiscal year 2017.

The new standard permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation. The Company has elected to account for forfeitures as they occur and adopted this change on a modified retrospective basis. The cumulative effect of this change resulted in a $0.1 million increase to accumulated deficit as of January 1, 2017.

Furthermore, the standard requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled rather than paid-in capital.  The Company recorded the cumulative effect of this change as a $1.2 million reduction to accumulated deficit to reflect the recognition of excess tax benefits in prior years, with a corresponding adjustment to deferred tax assets and long-term tax liabilities. The Company adopted the guidance related to the recognition of excess tax benefits and deficiencies as income tax expense or benefit on a modified retrospective basis.  In addition, the Company elected to report cash flows related to excess tax benefits on a prospective basis. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to the Company’s statement of cash flows since such cash flows have historically been presented as a financing activity.

In July 2015, the FASB issued an accounting standards update which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new standard applies only to inventories for which cost is determined by methods other than last-in-first-out and the retail inventory method. Effective in the first quarter of fiscal 2017, the Company adopted this guidance. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial condition and results of operation.

Accounting Standards Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update which simplifies the subsequent measurement of goodwill and removes step 2 from the goodwill impairment test. Instead, an entity should record an impairment charge based on excess of a reporting unit’s carrying amount over its fair value. The standard is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial condition and results of operations.

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

In August 2016, the FASB issued an accounting standard which addresses eight specific cash flow classification issues. This update is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all the amendments must be adopted in the same period. The standard is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated statement of cash flows.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In February 2016, the FASB issued an accounting standards update which requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This standard is required to be applied with a modified retrospective transition approach. The Company generally does not finance purchases of equipment or other capital, but does lease some equipment and facilities. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures but anticipates most its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

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

While the Company continues to assess the impact of the new standard, the Company believes the most likely impact will be to the accounting for arrangements that include incentives or services bundled with purchases. Under current U.S. GAAP, the revenue attributable to these incentives is recognized when the incentives performance conditions are met. While the Company currently expects revenue related to these arrangements to remain unchanged, the nature of the performance obligations may change the timing of the revenue recognition. The Company is currently evaluating the impact of the new standard on these arrangements and will continue to monitor industry activities and other guidance provided by the accounting profession and regulators and adjust our approach and implementation plans as required.

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	April 1, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$858	$—	$—	$858	$959	$—	$—	$959
Commercial paper and corporate debt securities	—	1,000	—	1,000	—	2,499	—	2,499
Total cash equivalents	$858	$1,000	$—	$1,858	$959	$2,499	$—	$3,458
Marketable securities:
U.S. Treasury securities and U.S. Government agency debt securities	—	11,709	—	11,709	—	17,072	—	17,072
Certificates of deposits	—	21,505	—	21,505	—	23,019	—	23,019
Commercial paper	—	22,323	—	22,323	—	22,402	—	22,402
Municipal securities and corporate debt securities	—	25,869	—	25,869	—	14,943	—	14,943
Asset-backed Securities	—	3,273	—	3,273	—	5,463	—	5,463
Total marketable securities	$—	$84,679	$—	$84,679	$-	$82,899	$—	$82,899
Total(1)	$858	$85,679	$—	$86,537	$959	$85,398	$—	$86,357

(1)

Excludes $45.6 million and $43.6 million held in operating accounts as of April 1, 2017 and December 31, 2016, respectively. See “Cash and Investments” in Note 4 of the Notes to Consolidated Financial Statements for more information.

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

Derivatives

The Company uses foreign currency exchange forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value with changes recorded in other income (expense), net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The derivatives have maturities of approximately 30 days.

The settlement of forward foreign currency contracts included in the three months ended April 1, 2017 and March 26, 2016 was a gain of $0.4 million and a loss of $0.5 million, respectively. These are included in other income (expense), net, in the consolidated statements of operations.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the notional amounts and fair values of the Company’s outstanding derivative instruments in U.S. Dollar equivalent (in millions):

	As of April 1, 2017			As of December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	18.7	—	0.1	12.6	—	—
Sell	5.9	—	—	1.3	—	—

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$45,559	$—	$—	$45,559
Cash equivalents:
Money market funds	858	—	—	858
Commercial paper and corporate debt securities	1,000	—	—	1,000
Marketable securities:		—	—
U.S. Treasury securities	3,006	—	(1)	3,005
U.S. Government agency securities	8,710	—	(6)	8,704
Certificate of deposits	21,500	5	—	21,505
Commercial paper	22,325	—	(2)	22,323
Corporate debt securities	25,875	—	(6)	25,869
Asset-backed securities	3,274	—	(1)	3,273
Total cash, cash equivalents, and marketable securities	$132,107	$5	$(16)	$132,096

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,604	$—	$—	$43,604
Cash equivalents:
Money market funds	959	—	—	959
Commercial paper and corporate debt securities	2,499	—	—	2,499
Marketable securities:
U.S. Treasury securities	5,667	—	—	5,667
U.S. Government agency securities	11,412	—	(7)	11,405
Certificates of deposits	23,000	19	—	23,019
Commercial paper	22,402	—	—	22,402
Corporate debt securities	14,194	—	(6)	14,188
Municipal securities	756	—	(1)	755
Asset-backed securities	5,466	—	(3)	5,463
Total cash, cash equivalents, and marketable securities	$129,959	$19	$(17)	$129,961

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

marketable securities as of April 1, 2017 and December 31, 2016, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income, net, in the Company’s statement of operations. Net realized gains and losses for three months ended April 1, 2017 and March 26, 2016 were not material.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three months ended April 1, 2017 and March 26, 2016 were insignificant and no marketable securities had other than temporary impairment.

All marketable securities as of April 1, 2017 and December 31, 2016, had maturity dates of less than two years.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 0.62% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $5.2 million and $14.2 million of receivables during the three months ended April 1, 2017 and March 26, 2016, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at April 1, 2017 and December 31, 2016.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	April 1, 2017	December 31, 2016
Inventories:
Raw materials and sub-assemblies	$23,185	$23,506
Work in process	14,383	10,347
Finished goods	3,976	4,984
Inventories	41,544	38,837
Inventories-delivered systems	3,280	2,457
Total inventories	$44,824	$41,294

Property, plant and equipment, net:(1)
Land	$15,571	$15,568
Building and improvements	20,566	20,532
Machinery and equipment	37,122	35,659
Furniture and fixtures	2,419	2,282
Software	9,776	9,756
Capital in progress	2,036	2,748
Total property, plant and equipment, gross	87,490	86,545
Accumulated depreciation and amortization	(44,314)	(42,319)
Total property, plant and equipment, net	$43,176	$44,226
(1) Total depreciation and amortization expense was $1.8 million and $1.7 million for the three months ended April 1, 2017 and March 26, 2016, respectively.
Other Current Liabilities:
Accrued warranty	$4,244	$3,838
Customer deposits	—	581
Retrofit liability	984	432
Accrued professional services	570	424
Accrued royalties	60	1,233
Other	1,435	1,539
Total other current liabilities	$7,293	$8,047

Components of Accumulated Other Comprehensive Income (Loss)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(5,817)	$(227)	$(2)	$(6,046)
Current period change	1,945	—	(9)	1,936
Balance as of April 1, 2017	$(3,872)	$(227)	$(11)	$(4,110)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the three months ended April 1, 2017:

(in thousands)
Balance as of December 31, 2016	$8,940
Foreign currency movements	287
Balance as of April 1, 2017	$9,227

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of April 1, 2017 and December 31, 2016 consisted of the following (in thousands):

	April 1, 2017
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,026	$(15,715)	$311
Customer relationships	9,348	(9,348)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,202)	50
Trademark	80	(80)	—
Total	$29,633	$(29,272)	$361

	December 31, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$15,726	$(15,380)	$346
Customer relationships	9,322	(9,322)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,186)	66
Trademark	80	(80)	—
Total	$29,307	$(28,895)	$412

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. The total amortization expense for the three months ended April 1, 2017 and March 26, 2016 was $0.1 million and $0.5 million, respectively.

There were no impairment charges related to intangible assets recorded during the three months ended April 1, 2017 and March 26, 2016.

The estimated future amortization expense of finite intangible assets as of April 1, 2017 is as follows (in thousands):

Fiscal Years	Amounts
2017 (remaining 9 months)	155
2018	140
2019	66
Thereafter	—
Total future amortization expense	$361

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Balance as of beginning of period	$3,838	$4,504
Accruals for warranties issued during period	1,369	1,061
Settlements during the period	(963)	(1,188)
Balance as of end of period	$4,244	$4,377

Note 9. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016.

Note 10. Net Income Per Share

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three months ended April 1, 2017 and March 26, 2016 is as follows (in thousands):

	Three Month Ended
	April 1, 2017	March 26, 2016
Weighted average common shares outstanding used in basic net income (loss) per share calculation	25,133	24,308
Potential dilutive common stock equivalents, using treasury stock method	700	289
Weighted average shares used in diluted net income (loss) per share calculation	25,833	24,597

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Stockholders’ Equity and Stock-Based Compensation

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

	Three Months Ended
	April 1, 2017	March 26, 2016
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	35.2%	39.1%
Risk free interest rate	0.65%	0.49%
Dividends	—	—

No stock options were awarded during the three months ended April 1, 2017 and March 26, 2016, respectively.

A summary of activity of stock options during the three months ended April 1, 2017 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Options
Outstanding at December 31, 2016	440,545	$15.06
Exercised	(77,644)	$15.67
Cancelled	(438)	$15.60
Outstanding at April 1, 2017	362,463	$14.93
Exercisable at April 1, 2017	346,932	$14.82

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $30.46 as of March 31, 2017, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended April 1, 2017 and March 26, 2016 was $0.9 million and $3,000, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 31, 2016	819,785	$16.79
Granted	106,245	$26.13
Released	(103,249)	$16.18
Cancelled	(13,151)	$15.95
Outstanding RSUs as of April 1, 2017	809,630	$18.11

Market-Based Performance Stock Units (“PSUs”)

In addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to key executives. The PSUs vest in three equal tranches over one, two and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 66.7% of the shares of the Company’s common stock subject to the PSUs will vest, consequently, up to a maximum of 100% of the shares subject to the PSUs will vest if the maximum stock price performance is achieved for each tranche.

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 31, 2016	107,500	$9.94
Granted	59,550	26.75
Released	(38,500)	10.41
Cancelled	(4,000)	12.64
Outstanding PSUs as of April 1, 2017	124,550	$17.86

The preceding table reflects the maximum awards that can be achieved upon full vesting.

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2017 Award	2016 Award
Grant Date Fair Value Per Share	$26.75	$8.52
Weighted-average assumptions/inputs:
Expected Dividend	—	—
Range of risk-free interest rates	1.40%	0.92%
Range of expected volatilities for peer group	23%-62%	22%-93%

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Cost of products	$197	$67
Cost of service	145	104
Research and development	398	285
Selling	540	492
General and administrative	884	741
Total stock-based compensation expense related to employee stock options and employee stock purchases	$2,164	$1,689

Note 12. Income Taxes

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Provision for income taxes	$114	$380

The Company recorded a tax provision of $0.1 million and $0.4 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The decrease in the tax provision for 2017 from 2016 was primarily related to a one-time benefit for an entity classification change and a tax benefit associated with the settlement of equity options/awards offset by an increase in the Company’s earnings for the three months ended April 1, 2017

As of April 1, 2017, the Company continues to maintain a valuation allowance against its California and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of April 1, 2017 and March 26, 2016. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.4 million.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Total net revenues (1):
South Korea	$18,619	$8,436
United States	13,573	7,191
Taiwan	11,833	5,477
China	6,687	6,506
Japan	3,353	7,188
Singapore	1,491	9,902
Other	3,758	2,789
Total net revenues	$59,314	$47,489

	April 1, 2017	December 31, 2016
Long-lived tangible assets:
United States	$41,659	$42,688
International	1,517	1,538
Total long-lived tangible assets	$43,176	$44,226

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	April 1, 2017	December 31, 2016
SK Hynix	22.0%	***
Taiwan Semiconductor Manufacturing Company Limited	20.0%	20.1%
Samsung Electronics Co. Ltd.	13.4%	14.3%
Micron Technology, Inc.	***	11.8%
Intel Corporation	***	11.1%
Toshiba Corporation	***	10.2%

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended
	April 1, 2017	March 26, 2016
Samsung Electronics Co. Ltd.	21.6%	***
Taiwan Semiconductor Manufacturing Company Limited	16.7%	10.1%
Intel Corporation	15.6%	15.7%
SK Hynix	13.6%	16.7%
Micron Technology, Inc.	***	25.9%
Toshiba Corporation	***	11.9%

***	The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in this document, and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017 (our “Annual Report”). In particular, our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products; timing of orders, shipments, and acceptance of products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors of our Annual Report and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, which were included in our Annual Report, (ii) the section captioned “Risk Factors” in our Annual Report, and (iii) our other filings with the SEC.

Overview

Together with our subsidiaries, we are a leading provider of advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of semiconductors and other solid-state devices, including sensors, optoelectronic devices, high-brightness LEDs (“HB-LED”), discretes, and data storage components. Our automated and integrated metrology systems measure critical dimensions, device structures, topography and various thin film properties, including three-dimensional features and film thickness, as well as optical, electrical and material properties. Our process control solutions are deployed throughout the fabrication process, from front-end-of-line substrate manufacturing, to high-volume production of semiconductors and other devices, to advanced three-dimensional wafer-level packaging applications. Our systems enable advanced process control for device manufacturers, providing improved device yield at reduced manufacturing cycle time, supporting accelerated product life cycles in the semiconductor and other device markets.

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

Our revenues are derived primarily from product sales but are also derived from customer service and system upgrades for the installed base of our products. For the three months ended April 1, 2017, we derived 81% of our total net revenues from product sales and upgrades, and 19% of our total net revenues from services.

Nanometrics Products

We offer a diverse line of systems to address the broad range of process control requirements of the semiconductor manufacturing industry. In addition, we believe that our product development and engineering expertise, as well as strategic acquisitions will enable us to develop and offer advanced process control solutions that, in the future, should address industry advancement and trends.

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® III, Atlas II+ and Atlas XP/Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD®”), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract® software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFireTM system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications and has recently added inspection capabilities for both front-end-of-line (“FEOL”) patterned wafer and advanced packaging related applications.

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end customers. The IMPULSE+ and IMPULSE® represent our latest metrology platform for OCD and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE® systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications and is qualified in production with major device makers.

Materials Characterization

Our materials characterization products include systems that are used to monitor the physical, optical, electrical and material characteristics of discrete electronic industry, opto-electronic, HB-LED, solar photovoltaics, compound semiconductor, strained silicon and silicon-on-insulator (“SOI”) devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility.

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

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by new manufacturing processes (node) coming to market every two to three years. At every new node in the semiconductor industry, our customers drive the need for metrology as a major component of device manufacturing. These trends include:

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

There were no significant changes in our critical accounting policies during the three months ended April 1, 2017. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Change
Automated systems	$34,668	$28,614	$6,054	21.2%
Integrated systems	9,475	8,293	1,182	14.3%
Materials characterization systems	4,032	2,307	1,725	74.8%
Total product revenue	48,175	39,214	8,961	22.9%
Service	11,139	8,275	2,864	34.6%
Total net revenues	$59,314	$47,489	$11,825	24.9%

For the three months ended April 1, 2017, total net revenues increased by $11.8 million relative to the comparable 2016 period. The increase was primarily attributable to $9.0 million increase in product revenue and $2.8 million increase in service revenue.  The increase in product revenue is primarily driven by higher Automated System sales (principally the Atlas® line), which increased by $6.1 million due primarily to a higher revenue from our customers in the Foundry markets.  The increase in service revenue is primarily driven by higher billable service, contract and spares revenue, as a result of our increasing installed base.

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

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016
Products	47.0%	52.8%
Service	52.1%	45.8%

The calculation of product gross margin includes both cost of products and amortization of intangibles.

The gross margin on product revenue decreased to 47.0% in the three months ended April 1, 2017 from 52.8% in the three months ended March 26, 2016, reflecting a decrease of 5.8 percentage points from the comparable 2016 period. The decrease in the first quarter of 2017 was due to a less favorable product and customer mix, and higher installation and warranty costs. The gross margin on our services business increased to 52.1% in the three months ended April 1, 2017 from 45.8% in the three months ended March 26, 2016, reflecting an improvement in margin of 6.3 percentage points. The increase in service business’ gross margin in the three months ended April 1, 2017 is attributable to the increased spares revenue, improved service costs, as well as, higher service labor utilization.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Change
Research and Development	$8,694	$8,068	$626	7.8%
Selling	7,938	7,249	689	9.5%
General and administrative	6,307	5,420	887	16.4%
Amortization of intangible assets	—	24	(24)	-100.0%
Total operating expenses	$22,939	$20,761	$2,178	10.5%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs. For the three months ended April 1, 2017, research and development costs increased by $0.6 million or 7.8%, compared to the same period in 2016. The increase is driven by higher variable compensation costs and program related expenses for our research and development investments, primarily focused on our next generation systems and platforms.

Selling

Selling expenses increased by $0.7 million or 9.5% in the three months ended April 1, 2017 compared to the same periods in 2016. The increase was due to a higher travel expenditures and increased variable compensation costs.

General and administrative

General and administrative expenses increased by $0.9 million or 16.4% in the three months ended April 1, 2017 compared to the three months ended March 26, 2016. The increase was primarily due to higher variable compensation costs and higher legal expenditures, professional and audit services.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the three months ended April 1, 2107 compared to the three months ended March 26, 2016 decreased as a result of the full amortization of certain intangible assets.

Other income, net.

Our other income, net, consisted of the following items (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Change
Interest Income	$1	$9	$(8)	-88.9%
Interest Expense	(40)	(117)	77	-65.8%
Other income (expense)	(3)	225	(228)	-101.3%
Total other income (expense), net	$(42)	$117	$(159)	-135.9%

Other income (expense) decreased by $0.2 million in the three months ended April 1, 2017 relative to the comparable 2016 period. These changes were principally due to the revaluation of inter-company balances based on fluctuations in foreign exchange rates relative to the U.S. dollar, and hedging gains and losses.

Provision for income taxes.

We recorded a tax provision of $0.1 million and $0.4 million in three months ended April 1, 2017 and March 26, 2016, respectively. The decrease in the tax provision for 2017 from 2016 was primarily related to a one-time benefit for an entity classification change and a tax benefit associated with the settlement of equity options/awards offset by an increase in our earnings for the three months ended April 1, 2017.

Our provision for income taxes for the three months ended April 1, 2017 of $0.1 million reflects an effective tax rate of 2.1%. The tax rate for the three months ended April 1, 2017 differs from the Federal statutory rate of 35.0% primarily due to all our foreign income being subject to tax at lower rates, a one-time tax benefit related to an entity classification change, tax benefits associated with the settlement of equity options/awards, and tax benefits from federal R&D credits.

As of April 1, 2017, we continue to maintain a valuation allowance against our California and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of April 1, 2017 and March 26, 2016. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.4 million.

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

The following tables present selected financial information and statistics as of April 1, 2017 and December 31, 2016 and for the three months ended April 1, 2017 and March 26, 2016 (in millions):

	As of
	April 1, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$132.1	$130.0
Working capital	$183.8	$174.4

	April 1, 2017	March 26, 2016
Cash provided by operating activities	$3.1	$0.5
Cash used in investing activities	$(1.8)	$(0.4)
Cash provided by (used in) financing activities	$(0.5)	$0.2

Cash, cash equivalents and marketable securities totaled $132.1 million at April 1, 2017, which reflects an increase of $2.1 million when compared to $130.0 million at December 31, 2016.  Of our total cash, cash equivalents and marketable securities at April 1, 2017, approximately $11.0 million was held by foreign subsidiaries, a portion of which would have to be repatriated to the United States. We currently do not intend nor foresee a need to repatriate these funds and do not rely on unrepatriated earnings as a source of funds for our domestic business. We believe we have sufficient cash flow and borrowing capacity in the United States to fund our domestic operations and strategic needs.

Working capital was $183.8 million at April 1, 2017, which reflects an increase of $9.4 million when compared to $174.4 million at December 31, 2016.  The increase was primarily due to increase in cash and cash equivalents, and increases in accounts receivables and inventories, partially offset by increases in accounts payables and current deferred revenue balances.

Cash provided by operating activities during the three months ended April 1, 2017 was $3.1 million, consisting primarily of net income of $5.4 million, adjusted for non-cash items of $4.0 million, partially offset by $6.3 million of net cash outflows related to changes in operating assets and liabilities. The changes in operating assets and liabilities is generally driven by the timing of our customer payments for accounts receivable and timing of our vendor payments for accounts payable.  We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. Cash used in investing activities of $1.8 million during the three months ended April 1, 2017 consisted primarily of $36.5 million purchases of marketable securities and acquisition of property, plant and equipment of $0.1 million, net of sales and maturities of marketable securities of $34.8 million. Cash used in financing activities of $0.5 million during the three months ended April 1, 2017 consisted primarily of $1.7 million cash paid for taxes on net issuance of stock awards, partially offset by proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options of $1.2 million.

Cash provided by operating activities of $0.5 million during the three months ended March 26, 2016 was a result of $3.5 million of net income, non-cash adjustments to net income of $4.6 million and a net change in operating assets and liabilities of $7.6 million. Cash used in investing activities of $0.4 million during the three months ended March 26, 2016 consisted primarily of cash used to acquire property, plant and equipment of $0.6 million, partially offset by cash provided by maturities of marketable securities, net of purchases, of $0.2 million. Cash provided by financing activities of $0.2 million during the three months ended March 26, 2016 consisted primarily of royalty and other payments to Zygo of $0.1 million, and cash paid for taxes on net issuance of stock awards of $0.7 million, offset by $1.0 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options.

Off-Balance Sheet Arrangements

As of April 1, 2017, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There have been no material changes outside the ordinary course of our business from those reported in our Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 3, 2017. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. See “Fair Value Measurement and Disclosures” in Note 3 of the Notes to Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. As of April 1, 2017, and December 31, 2016, we held $84.7 million and $82.9 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of April 1, 2017 and December 31, 2016, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO and CFO concluded that as of April 1, 2017, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, as described in the Report of Management on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which continues to exist as of April 1, 2017.

Notwithstanding the identified material weakness, management, including our CEO and CFO, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP

Remediation Plan

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, our management concluded that our internal control over financial reporting was not effective at December 31, 2016.

Management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2016:

The Company did not design and maintain an effective control over the existence of inventories subject to the cycle count program.  Specifically, the control was not effectively designed and maintained to verify all inventories that should be subject to the cycle count program were included and were counted at the frequency levels required under the Company’s policies.  This control deficiency did not result in a material adjustment to the inventory and cost accounts and disclosures for the year ended December 31, 2016.  However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of April 1, 2017.

We are actively engaged in completing the remediation initiatives to improve the Company’s internal control which we began implementing in the beginning of fiscal 2017.

A summary of the remediation plan is provided below.

The Company has developed a plan of remediation to strengthen our overall controls over accounting for the existence of inventories subject to our cycle count program.  Additionally, we have updated the Company’s part master with the correct cycle-count frequency requirements.

To address the material weakness, the following remedial actions have been implemented:

•	Implementation of additional quarterly reporting and monitoring controls over additions to or changes to the Company’s item master records.
•	Design of an automated methodology for determining and assigning the frequency levels each item should be counted.

Our goal is to remediate this material weakness by the end of fiscal 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is designed and operating effectively.

Changes in Internal Control over Financial Reporting

During the quarter ended April 1, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 3, 2017. The risks described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business, operating results and financial conditions could be materially harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at April 1, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and three months ended April 1, 2017 and March 26, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and March 26, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Filed herewith.
(4)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: May 3, 2017

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

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at April 1, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and three months ended April 1, 2017 and March 26, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and March 26, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on October 5, 2006.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed on April 12, 2012.
(3)	Filed herewith.
(4)	Furnished herewith