Form 10-Q
period 2017-07-01
NANOMETRICS INC
filed 2017-08-03
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

As of July 28, 2017, there were 25,495,418 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$42,354	$47,062
Marketable securities	93,340	82,899
Accounts receivable, net of allowances of $55 and $73, respectively	46,966	39,457
Inventories	48,862	38,837
Inventories-delivered systems	1,674	2,457
Prepaid expenses and other	8,887	5,667
Total current assets	242,083	216,379
Property, plant and equipment, net	42,018	44,226
Goodwill	9,756	8,940
Intangible assets, net	309	412
Deferred income tax assets	17,827	17,399
Other assets	399	474
Total assets	$312,392	$287,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,925	$11,342
Accrued payroll and related expenses	10,615	12,656
Deferred revenue	11,045	9,168
Other current liabilities	7,368	8,047
Income taxes payable	1,258	813
Total current liabilities	45,211	42,026
Deferred revenue	776	816
Income taxes payable	882	841
Deferred tax liability	21	20
Other long-term liabilities	375	353
Total liabilities	47,265	44,056
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 25,474,086 and 25,070,889, respectively, issued and outstanding	25	25
Additional paid-in capital	275,908	271,969
Accumulated deficit	(7,449)	(22,174)
Accumulated other comprehensive income (loss)	(3,357)	(6,046)
Total stockholders’ equity	265,127	243,774
Total liabilities and stockholders’ equity	$312,392	$287,830

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net revenues:
Products	$53,576	$47,445	$101,751	$86,659
Service	10,851	8,322	21,990	16,597
Total net revenues	64,427	55,767	123,741	103,256
Costs of net revenues:
Cost of products	25,337	21,736	50,815	39,815
Cost of service	5,417	5,164	10,754	9,648
Amortization of intangible assets	52	442	104	877
Total costs of net revenues	30,806	27,342	61,673	50,340
Gross profit	33,621	28,425	62,068	52,916
Operating expenses:
Research and development	9,139	7,511	17,833	15,579
Selling	7,239	7,823	15,177	15,072
General and administrative	6,591	5,755	12,898	11,175
Amortization of intangible assets	—	-	-	24
Total operating expenses	22,969	21,089	45,908	41,850
Income from operations	10,652	7,336	16,160	11,066
Other income (expense):
Interest income	3	12	4	21
Interest expense	(19)	(67)	(59)	(184)
Other income (expense), net	274	(394)	271	(169)
Total other income (expense), net	258	(449)	216	(332)
Income before income taxes	10,910	6,887	16,376	10,734
Provision for income taxes	2,622	856	2,736	1,236
Net income	$8,288	$6,031	$13,640	$9,498
Net income per share:
Basic	$0.33	$0.25	$0.54	$0.39
Diluted	$0.32	$0.24	$0.53	$0.38
Weighted average shares used in per share calculation:
Basic	25,307	24,524	25,220	24,416
Diluted	25,906	24,927	25,880	24,773

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$8,288	$6,031	$13,640	$9,498
Other comprehensive income:
Change in foreign currency translation adjustment	761	547	2,706	1,499
Net change on unrealized gains on available-for-sale investments	(8)	37	(17)	72
Other comprehensive income:	753	584	2,689	1,571
Comprehensive income	$9,041	$6,615	$16,329	$11,069

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net income	$13,640	$9,498
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,552	4,305
Stock-based compensation	4,327	3,432
Disposal of fixed assets	98	128
Inventory write-down	1,015	1,046
Deferred income taxes	798	(30)
Changes in fair value of contingent payments to Zygo Corporation	—	95
Changes in assets and liabilities:
Accounts receivable	(4,720)	(14,277)
Inventories	(10,090)	6,457
Inventories-delivered systems	783	(6,737)
Prepaid expenses and other	(947)	(151)
Accounts payable, accrued and other liabilities	(521)	(1,511)
Deferred revenue	1,837	12,080
Income taxes payable	486	(1,115)
Net cash provided by operating activities	10,258	13,220
Cash flows from investing activities:
Payments to acquire certain assets	(2,000)	—
Sales of marketable securities	27,391	—
Maturities of marketable securities	40,923	21,816
Purchases of marketable securities	(78,787)	(12,880)
Purchases of property, plant and equipment	(1,536)	(2,528)
Net cash provided by (used in) investing activities	(14,009)	6,408
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	—	(315)
Proceeds from sale of shares under employee stock option plans and purchase plan	2,865	3,466
Taxes paid on net issuance of stock awards	(3,392)	(1,288)
Net cash provided by (used in) financing activities	(527)	1,863
Effect of exchange rate changes on cash and cash equivalents	(430)	387
Net increase (decrease) in cash and cash equivalents	(4,708)	21,878
Cash and cash equivalents, beginning of period	47,062	38,154
Cash and cash equivalents, end of period	$42,354	$60,032
Supplemental disclosure of non-cash investing activities:
Transfer of property, plant and equipment to inventory, net	$550	$278

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

The majority of other upgrades are sold based on published specifications. For simple upgrades that do not require major configuration, revenue is recognized at the time title and risk of loss transfer to the customer which is usually upon shipment. For complex and extensive upgrades, specific acceptance or prior acceptance for a similar upgrade is required in order to recognize revenue.

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

The Company evaluates its revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. The Company allocates the arrangement consideration among the deliverables based on relative selling prices. The Company has established VSOE for some of its products and services when a substantial majority of selling prices falls within a narrow range when sold separately. For deliverables with no established VSOE, the Company uses best estimate of selling price to determine standalone selling price for such deliverable. The Company does not use third party evidence to determine standalone selling price since this information is not widely available in the market as the Company's products contain a significant element of proprietary technology and the solutions offered differ substantially from competitors. The Company has established a process for developing estimated selling prices, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. The Company monitors and evaluates estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.

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

Furthermore, the standard requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled rather than paid-in capital. The Company recorded the cumulative effect of this change as a $1.2 million reduction to accumulated deficit in the first quarter of fiscal 2017 to reflect the recognition of excess tax benefits in prior years, with a corresponding adjustment to deferred tax assets and long-term tax liabilities. The Company adopted the guidance related to the recognition of excess tax benefits and deficiencies as income tax expense or benefit on a modified retrospective basis. In addition, the Company elected to report cash flows related to excess tax benefits on a prospective basis. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to the Company’s statement of cash flows since such cash flows have historically been presented as a financing activity.

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	July 1, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,371	$—	$—	$5,371	$959	$—	$—	$959
Commercial paper and corporate debt securities	—	2,996	—	2,996	—	2,499	—	2,499
Total cash equivalents	$5,371	$2,996	$—	$8,367	$959	$2,499	$—	$3,458
Marketable securities:
U.S. Treasury securities and U.S. Government agency debt securities	—	5,747	—	5,747	—	17,072	—	17,072
Certificates of deposits	—	26,308	—	26,308	—	23,019	—	23,019
Commercial paper	—	17,424	—	17,424	—	22,402	—	22,402
Municipal securities and corporate debt securities	—	38,012	—	38,012	—	14,943	—	14,943
Asset-backed Securities	—	5,849	—	5,849	—	5,463	—	5,463
Total marketable securities	$—	$93,340	$—	$93,340	$-	$82,899	$—	$82,899
Total(1)	$5,371	$96,336	$—	$101,707	$959	$85,398	$—	$86,357

(1)

Excludes $34.0 million and $43.6 million held in operating accounts as of July 1, 2017 and December 31, 2016, respectively. See “Cash and Investments” in Note 4 of the Notes to Consolidated Financial Statements for more information.

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

The settlement of forward foreign currency contracts included in the three months ended July 1, 2017 and June 25, 2016 was a loss of $0.3 million and $0.8 million, respectively. The settlement of forward foreign currency contracts included in the six months ended July 1, 2017 and June 25, 2016 was a gain of $0.7 million and a loss of $1.3 million, respectively. These are included in other income (expense), net, in the consolidated statements of operations.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the notional amounts and fair values of the Company’s outstanding derivative instruments in U.S. Dollar equivalent (in millions):

	As of July 1, 2017			As of December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	20.0	—	—	12.6	—	—
Sell	11.5	—	—	1.3	—	—

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	July 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$33,987	$—	$—	$33,987
Cash equivalents:
Money market funds	5,371	—	—	5,371
Commercial paper and corporate debt securities	2,996	—	—	2,996
Marketable securities:		—	—
U.S. Treasury securities	3,004	—	(2)	3,002
U.S. Government agency securities	2,750	—	(5)	2,745
Certificate of deposits	26,298	10	—	26,308
Commercial paper	17,427	—	(3)	17,424
Corporate debt securities	38,035	—	(23)	38,012
Asset-backed securities	5,850	—	(1)	5,849
Total cash, cash equivalents, and marketable securities	$135,718	$10	$(34)	$135,694

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,604	$—	$—	$43,604
Cash equivalents:
Money market funds	959	—	—	959
Commercial paper and corporate debt securities	2,499	—	—	2,499
Marketable securities:
U.S. Treasury securities	5,667	—	—	5,667
U.S. Government agency securities	11,412	—	(7)	11,405
Certificates of deposits	23,000	19	—	23,019
Commercial paper	22,402	—	—	22,402
Corporate debt securities	14,194	—	(6)	14,188
Municipal securities	756	—	(1)	755
Asset-backed securities	5,466	—	(3)	5,463
Total cash, cash equivalents, and marketable securities	$129,959	$19	$(17)	$129,961

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

marketable securities as of July 1, 2017 and December 31, 2016, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income (expense), net, in the Company’s statement of operations. Net realized gains and losses for three months and six months ended July 1, 2017 and June 25, 2016 were not material.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three months and six months ended July 1, 2017 and June 25, 2016 were insignificant and no marketable securities had other than temporary impairment.

All marketable securities as of July 1, 2017 and December 31, 2016, had maturity dates of less than two years.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 0.61% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold.

The Company sold $4.2 million and $5.2 million of receivables during the three months ended July 1, 2017 and June 25, 2016, respectively, and $9.4 and $19.4 million of receivables during the six months ended July 1, 2017 and June 25, 2016. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at July 1, 2017 and December 31, 2016.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	July 1, 2017	December 31, 2016
Inventories:
Raw materials and sub-assemblies	$28,556	$23,506
Work in process	14,692	10,347
Finished goods	5,614	4,984
Inventories	48,862	38,837
Inventories-delivered systems	1,674	2,457
Total inventories	$50,536	$41,294

Property, plant and equipment, net:(1)
Land	$15,571	$15,568
Building and improvements	20,628	20,532
Machinery and equipment	37,247	35,659
Furniture and fixtures	2,440	2,282
Software	10,532	9,756
Capital in progress	1,139	2,748
Total property, plant and equipment, gross	87,557	86,545
Accumulated depreciation and amortization	(45,539)	(42,319)
Total property, plant and equipment, net	$42,018	$44,226

(1) Total depreciation and amortization expense was $1.6 million and $1.7 million for the three months ended July 1, 2017 and June 25, 2016, respectively, and $3.4 million for both six months ended July 1, 2017 and June 25, 2016.

Other Current Liabilities:
Accrued warranty	$4,602	$3,838
Customer deposits	—	581
Retrofit liability	613	432
Accrued professional services	720	424
Accrued royalties	60	1,233
Other	1,373	1,539
Total other current liabilities	$7,368	$8,047

Components of Accumulated Other Comprehensive Income (Loss)

	Years Ended
	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(5,817)	$(227)	$(2)	$(6,046)
Current period change	2,706	—	(17)	2,689
Balance as of July 1, 2017	$(3,111)	$(227)	$(19)	$(3,357)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income (loss) into income statement line items were insignificant.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the six months ended July 1, 2017:

(in thousands)
Balance as of December 31, 2016	$8,940
Foreign currency movements	816
Balance as of July 1, 2017	$9,756

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of July 1, 2017 and December 31, 2016 consisted of the following (in thousands):

	July 1, 2017
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$16,491	$(16,215)	$276
Customer relationships	9,395	(9,395)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,219)	33
Trademark	80	(80)	—
Total	$30,145	$(29,836)	$309

	December 31, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$15,726	$(15,380)	$346
Customer relationships	9,322	(9,322)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,186)	66
Trademark	80	(80)	—
Total	$29,307	$(28,895)	$412

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. The total amortization expense for the three months ended July 1, 2017 and June 25, 2016 was $0.1 million and $0.4 million, respectively. Total amortization expense for the six months ended July 1, 2017 and June 25, 2016 was $0.1 million and $0.9 million, respectively.

There were no impairment charges related to intangible assets recorded during the three and six months ended July 1, 2017 and June 25, 2016.

The estimated future amortization expense of finite intangible assets as of July 1, 2017 is as follows (in thousands):

Fiscal Years	Amounts
2017 (remaining six months)	103
2018	140
2019	66
Thereafter	—
Total future amortization expense	$309

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Warranties

The Company generally sells its products with a 12 months repair or replacement warranty from the date of acceptance or shipment date. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs were to differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual.

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Balance as of beginning of period	$4,244	$4,377	$3,838	$4,504
Accruals for warranties issued during period	1,411	1,368	2,780	2,429
Settlements during the period	(1,053)	(1,189)	(2,016)	(2,377)
Balance as of end of period	$4,602	$4,556	$4,602	$4,556

Note 9. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016.

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and six months ended July 1, 2017 and June 25, 2016 is as follows (in thousands):

	Three Month Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Weighted average common shares outstanding used in basic net income (loss) per share calculation	25,307	24,524	25,220	24,416
Potential dilutive common stock equivalents, using treasury stock method	599	403	660	357
Weighted average shares used in diluted net income (loss) per share calculation	25,906	24,927	25,880	24,773

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

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	35.2%	39.1%	35.2%	39.1%
Risk free interest rate	0.65%	0.49%	0.65%	0.49%
Dividends	—	—	—	—

No stock options were awarded during the six months ended July 1, 2017 and June 25, 2016, respectively.

A summary of activity of stock options during the six months ended July 1, 2017 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2016	440,545	$15.06	2.12	$4,405
Exercised	(111,871)	$14.66
Cancelled	(438)	$15.60
Outstanding at July 1, 2017	328,236	$15.20	1.76	$3,313
Exercisable at July 1, 2017	328,236	$15.20	1.76	$3,313

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.29 as of June 30, 2017, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended July 1, 2017 and June 25, 2016 was $0.6 million and $1.4 million, respectively, and during the six months ended July 1, 2017 and June 25, 2016 was $1.5 and $1.4 million, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 31, 2016	819,785	$16.79
Granted	306,333	$27.44
Released	(315,228)	$17.03
Cancelled	(27,644)	$16.01
Outstanding RSUs as of July 1, 2017	783,246	$20.89

Market-Based Performance Stock Units (“PSUs”)

In addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to key executives. The PSUs vest in three equal tranches over one, two and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 66.7% of the shares of the Company’s common stock subject to the PSUs will vest. Up to a maximum of 100% of the shares subject to the PSUs will vest if the maximum stock price performance is achieved for each tranche.

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 31, 2016	107,500	$9.94
Granted	59,550	26.75
Released	(38,500)	10.41
Cancelled	(4,000)	12.64
Outstanding PSUs as of July 1, 2017	124,550	$17.86

The preceding table reflects the maximum awards that can be achieved upon full vesting.

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2017 Award	2016 Award
Grant Date Fair Value Per Share	26.75	$8.52
Weighted-average assumptions/inputs:
Expected Dividend	—	—
Range of risk-free interest rates	1.40%	0.92%
Range of expected volatilities for peer group	23%-62%	22%-93%

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of products	$215	$89	$412	$156
Cost of service	157	114	302	218
Research and development	355	313	754	598
Selling	528	463	1,067	955
General and administrative	908	764	1,792	1,505
Total stock-based compensation expense related to employee stock options and employee stock purchases	$2,163	$1,743	$4,327	$3,432

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Provision for income taxes	$2,622	$856	$2,736	$1,236

The Company recorded a tax provision of $2.6 million and $0.9 million for the three months ended July 1, 2017 and June 25, 2016, respectively. The increase in the tax provision for 2017 from 2016 was primarily related to an increase in the Company’s profitability and a decrease in the Company’s tax benefit associated with the settlement of equity options/awards.

The Company recorded a tax provision of $2.7 million and $1.2 million for the six months ended July 1, 2017 and June 25, 2016, respectively.  The increase in the tax provision for 2017 from 2016 was primarily related to an increase in the Company’s profitability and a decrease in the Company’s tax benefit associated with the settlement of equity options/awards offset by a one-time benefit related to an entity classification change.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of July 1, 2017 and June 25, 2016. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.4 million.

Note 13. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Total net revenues (1):
South Korea	$31,500	$4,468	$50,119	$12,904
Japan	9,267	6,379	12,620	13,567
United States	8,297	8,904	21,870	16,095
China	7,330	13,009	14,017	19,515
Taiwan	4,878	5,151	16,711	10,629
Singapore	963	16,617	2,454	26,519
Other	2,192	1,239	5,950	4,027
Total net revenues	$64,427	$55,767	$123,741	$103,256

	July 1, 2017	December 31, 2016
Long-lived tangible assets:
United States	$40,626	$42,688
International	1,392	1,538
Total long-lived tangible assets	$42,018	$44,226

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	July 1, 2017	December 31, 2016
Samsung Electronics Co. Ltd.	20%	14%
SK Hynix	18%	***
Micron Technology, Inc.	13%	12%
Taiwan Semiconductor Manufacturing Company Limited	***	20%
Intel Corporation	***	11%
Toshiba Corporation	***	10%

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Samsung Electronics Co. Ltd.	30%	***	26%	***
SK Hynix	23%	***	18%	***
Taiwan Semiconductor Manufacturing Company Limited	***	***	11%	***
Intel Corporation	***	24%	11%	20%
Micron Technology, Inc.	***	36%	***	31%
Toshiba Corporation	10%	***	***	11%

***	The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are derived primarily from product and software sales but are also derived from customer service, upgrades and software for the installed base of our products. For the six months ended July 1, 2017, we derived 82% of our total net revenues from product, upgrade and software sales, and 18% of our total net revenues from services.

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

Software

NanoDiffract® is a modeling, visualization and analysis software that takes signals from the automated and integrated metrology systems providing critical dimension, thickness, and optical properties from in line measurements.  The software has an intuitive three-dimensional modeling interface to provide visualization of today’s advanced and complex semiconductor devices.  There are proprietary fitting algorithms in NanoDiffract that enable very accurate and very fast calculations for signal processing for high fidelity model based measurements.

SpectraProbe™ is a model-less fitting engine that enables fast time to solution for in-line excursion detection and control.  SpectraProbe complements the high-fidelity modeling of NanoDiffract with a simple machine learning interface for rapid recipe deployment.  SpectraProbe expands the types of structures that can be used for metrology and control including in-die and on-device areas.  Both analysis packages are supported by the automated and integrated systems, can be deployed in run-time environments and support off-line processing as part of a factory control solution when deployed on NanoCentral and NanoGen servers.

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

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by new manufacturing processes (node) coming to market every two to three years. At every new node in the semiconductor industry, our customers drive the need for metrology as a major component of device manufacturing. These trends include:

•

Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Device dimensions must be carefully controlled during each step of processing. These patterned structures are measured at many subsequent production stops including Chemical Mechanical Polishing, Etch, and Thin Film processing, all driving broader OCD adoption. Our proprietary OCD systems and software can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state-of-the-art devices. Nanometrics OCD technology is broadly adopted across NAND, DRAM, and logic semiconductor manufacturing processes.

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

Critical Accounting Policies and Estimates

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

There were no significant changes in our critical accounting policies during the six months ended July 1, 2017. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
Automated systems	$38,739	$26,980	$11,759	43.6%	$73,407	$55,594	$17,813	32.0%
Integrated systems	10,404	18,507	(8,103)	-43.8%	19,879	26,800	(6,921)	-25.8%
Materials characterization systems	4,433	1,958	2,475	126.4%	8,465	4,265	4,200	98.5%
Total product revenue	53,576	47,445	6,131	12.9%	101,751	86,659	15,092	17.4%
Service	10,851	8,322	2,529	30.4%	21,990	16,597	5,393	32.5%
Total net revenues	$64,427	$55,767	$8,660	15.5%	$123,741	$103,256	$20,485	19.8%

For three months ended July 1, 2017, total net revenues increased by $8.7 million relative to the comparable 2016 period.  The increase was due to $6.1 million increase in product revenue and a $2.6 million increase in service revenue. The increase in product revenue is primarily driven by higher Automated System sales (principally the Atlas® line), which increased by $11.8 million, comprising mostly higher revenue from our customers in the Foundry and Memory markets, offset in part by a decrease of $8.1 million in Integrated systems sales due to timing. The increase in service revenue was primarily driven by higher billable service, contract and spares revenue, as a result of our increasing installed base.

For the six months ended July 1, 2017, as compared to the same period in 2016, revenues increased by $20.5 million, or 19.8%. The increase was due to a $17.8 million increase in sales of Automated Systems and a $4.2 million increase sales in Materials characterization systems, offset in part by a decrease of $6.9 million in Integrated systems sales due to timing. The increase in service revenue was primarily driven by higher billable service, contract and spares revenue, as a result of our increasing installed base.

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

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Products	52.6%	53.3%	50.0%	53.0%
Service	50.1%	37.9%	51.1%	41.9%

The calculation of product gross margin includes both cost of products and amortization of intangibles. The gross margin on product revenue decreased to 52.6% in the three months ended July 1, 2017 from 53.3% in the three months ended June 25, 2016, reflecting a decrease of 0.7 percentage points from the comparable 2016 period. The decrease in the second quarter of 2017 was due to a less favorable product and customer mix. The gross margin on our services business increased to 50.1% in the three months ended July 1, 2017 from 37.9% in the three months ended June 25, 2016, reflecting an improvement in margin of 12.2 percentage points. The increase in service business’ gross margin in the three months ended July 1, 2017 is attributable to improved margins for service parts, as well as, higher service labor utilization.

The gross margin on product revenue decreased to 50.0% in the six months ended July 1, 2017 from 53.0% in the six months ended June 25, 2016, reflecting a decrease of 3.0 percentage points from the comparable 2016 period. The decrease was driven by the less favorable product and customer mix and higher installation and warranty costs. The gross margin on our services business increased to 51.1% in the six months ended July 1, 2017 from 41.9% in the six months ended June 25, 2016. This is attributable to overall improvement in margin of service parts and higher utilization of our service personnel.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
Research and Development	$9,139	$7,511	$1,628	21.7%	$17,833	$15,579	$2,254	14.5%
Selling	7,239	7,823	(584)	-7.5%	15,177	15,072	105	0.7%
General and administrative	6,591	5,755	836	14.5%	12,898	11,175	1,723	15.4%
Amortization of intangible assets	—	—	—	NM	-	24	(24)	-100.0%
Total operating expenses	$22,969	$21,089	$1,880	8.9%	$45,908	$41,850	$4,058	9.7%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs. For the three months ended July 1, 2017, research and development costs increased by $1.6 million or 21.7%, compared to the same period in 2016. The increase was driven by additional headcount and higher spending in program related expenses for product development of our next generation systems and platforms.

For the six months ended July 1, 2017, research and development costs increased by $2.3 million or 14.5%, compared to the same period in 2016. The increase is primarily driven by additional headcount and higher spending in program related expenses to support continuing investments in our research and development efforts.

Selling

Selling expenses decreased by $0.6 million or 7.5% in the three months ended July 1, 2017 compared to the same period in 2016. The decrease was due to lower commission costs and higher utilization of sales application personnel for installation and warranty, which is included in cost of net revenues. For the six months ended July 1, 2017, selling expenses increased by $0.1 million or 0.7%, compared to the same period in 2016, due to additional headcount, offset in part by the decreases in commission costs and increase utilization of sales application personnel for installation and warranty, which is included in cost of net revenues.

General and administrative

General and administrative expenses increased by $0.8 million or 14.5% in the three months ended July 1, 2017 compared to the three months ended June 25, 2016. The increase was primarily due to higher variable compensation costs and recruiting expenses and higher professional services fees.

For the six months ended July 1, 2017, general and administrative expenses increased by $1.7 million or 15.4%, compared to the same period in 2016. The increase is primarily driven by increase in variable compensation and recruiting costs and higher professional services fees.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the six months ended July 1, 2017 compared to the six months ended June 25, 2016 decreased as a result of the full amortization of certain intangible assets.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Change		July 1, 2017	June 25, 2016	Change
Interest Income	$3	$12	$(10)	-83.3%	$4	$21	$(18)	-85.7%
Interest Expense	(19)	(67)	49	-73.1%	(59)	(184)	126	-68.5%
Interest income (expense), net	(16)	(55)	39	-70.9%	(55)	(163)	108	-66.3%

Net gains on investments	300	82	218	265.9%	565	159	406	255.3%
Other gains (losses), net	(26)	(476)	450	-94.5%	(294)	(328)	34	-10.4%
Other income (loss), net	274	(394)	668	-169.5%	271	(169)	440	-260.4%
Total other income (expense), net	$258	$(449)	$707	-157.5%	$216	$(332)	$548	-165.1%

Other income (expense), net increased by $0.7 million in the three months ended July 1, 2017 and $0.5 million in the six months ended July 1, 2017 relative to the comparable 2016 periods. These changes were principally due to increase in net investment gains which is in line with the increase in our cash and cash equivalents balance in the fiscal year 2017 compared to the same period in 2016. Furthermore, the increases were driven by favorable net revaluation of inter-company balances based on fluctuations in foreign exchange rates relative to the U.S. dollar, offset by hedging gains and losses.

Provision for income taxes

We recorded a tax provision of $2.6 million and $0.8 million in three months ended July 1, 2017 and June 25, 2016, respectively. The increase in the tax provision for 2017 from 2016 was primarily related to an increase in our profitability and a decrease in our tax benefit associated with the settlement of equity options/awards for the three months ended July 1, 2017.

We recorded a tax provision of $2.7 million and $1.2 million for the six months ended July 1, 2017 and June 25, 2016, respectively.  The increase in the tax provision for 2017 from 2016 was primarily related to an increase in our profitability and a decrease in our tax benefit associated with the settlement of equity options/awards offset by a one-time benefit related to an entity classification change.

Our provision for income taxes for the three and six months ended July 1, 2017 of $2.6 million and $2.7 million, respectively, reflects an effective tax rate of 24.0% and 16.7%, respectively. The tax rate for the three and six months ended July 1, 2017 differs from the Federal statutory rate of 35.0% primarily due to foreign income being subject to tax at lower rates, tax benefits associated with the settlement of equity options/awards, tax benefits from federal R&D credits, and a one-time benefit related to an entity classification change.

As of July 1, 2017, we continue to maintain a valuation allowance against our California and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of July 1, 2017 and June 25, 2016. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.4 million.

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

The following tables present selected financial information and statistics as of July 1, 2017 and December 31, 2016 and for the six months ended July 1, 2017 and June 25, 2016 (in millions):

	As of
	July 1, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$135.7	$130.0
Working capital	$196.9	$174.4

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash provided by operating activities	$10.3	$13.2
Cash used in investing activities	$(14.0)	$6.4
Cash provided by (used in) financing activities	$(0.5)	$1.9

Cash, cash equivalents and marketable securities totaled $135.7 million at July 1, 2017, which reflects an increase of $5.7 million from December 31, 2016. Of our total cash, cash equivalents and marketable securities at July 1, 2017, approximately $15.0 million were held by foreign subsidiaries, a portion of which would have to be repatriated to the United States. We currently do not intend nor foresee a need to repatriate these funds and do not rely on unrepatriated earnings as a source of funds for our domestic business. We believe we have sufficient cash flow and borrowing capacity in the United States to fund our domestic operations and strategic needs.

Working capital was $196.9 million at July 1, 2017, which reflects an increase of $22.5 million when compared to $174.4 million at December 31, 2016. This is primarily due to increases in accounts receivables, inventories, prepaid expenses and other assets balances offset in part by increases in accounts payable and deferred revenue balances.

Cash provided by operating activities during the six months ended July 1, 2017 was $10.3 million, consisting primarily of net income of $13.6 million, adjusted for non-cash items of $9.8 million, partially offset by $13.2 million of net cash outflows related to changes in operating assets and liabilities. The changes in operating assets and liabilities is generally driven by the timing of our customer payments for accounts receivable and timing of our vendor payments for accounts payable. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. Cash used in investing activities of $14.0 million during the six months ended July 1, 2017 consisted primarily of $78.8 million purchases of marketable securities and payments for acquisition of property, plant and equipment and certain assets of $3.5 million, net of sales and maturities of marketable securities of $68.3 million. Cash used in financing activities of $0.5 million during the six months ended July 1, 2017 consisted primarily of $3.4 million cash paid for taxes on net issuance of stock awards, partially offset by proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options of $2.9 million.

Cash provided by operating activities of $13.2 million during the six months ended June 25, 2016 was a result of $9.5 million of net income, and non-cash adjustments to net income of $9.0 million partially offset by a net change in operating assets and liabilities of $5.3 million. The increase for the six months ended June 25, 2016 was primarily attributable to higher net income and increased deferred revenue. This was partially offset by the other changes to operating assets and liabilities, which is generally driven by the timing of customer payments for accounts receivable and timing of vendor payments for accounts payable. Cash provided by investing activities of $6.4 million during the six months ended June 25, 2016 consisted primarily of cash provided by maturities of marketable securities, net of purchases, of $8.9 million, partially offset by cash used to acquire property, plant and equipment of $2.5 million.  Cash provided by financing activities of $1.9 million during the six months ended June 25, 2016 consisted primarily of $3.5 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $1.3 million, and royalty payments to Zygo of $0.3 million.

Off-Balance Sheet Arrangements

As of July 1, 2017, we had no off-balance sheet arrangements or obligations.

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

We enter into foreign currency forward exchange contracts to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income (expense), net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

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

We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. See “Note 3, Fair Value Measurement and Disclosures” in the Notes to Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. As of July 1, 2017, and December 31, 2016, we held $93.3 million and $82.9 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of July 1, 2017 and December 31, 2016, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO and CFO concluded that as of July 1, 2017, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, as described in the Report of Management on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which continues to exist as of July 1, 2017.

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

Management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2016:

The Company did not design and maintain an effective control over the existence of inventories subject to the cycle count program. Specifically, the control was not effectively designed and maintained to verify all inventories that should be subject to the cycle count program were included and were counted at the frequency levels required under the Company’s policies. This control deficiency did not result in a material adjustment to the inventory and cost accounts and disclosures for the year ended December 31, 2016. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of July 1, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 1, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Nanometrics Incorporated 2017 Executive Performance Bonus Plan (incorporated by reference to Appendix A to the Nanometrics Incorporated proxy statement on Schedule 14A, filed with the SEC on April 4, 2017).

10.2

Nanometrics Incorporated 2005 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix B to the Nanometrics Incorporated proxy statement on Schedule 14A, filed with the SEC on April 4, 2017).

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

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at July 1, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and three months ended July 1, 2017 and June 25, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and June 25, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Dated: August 3, 2017

EXHIBIT INDEX

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2(2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Reference is made to Exhibit 3.1 and 3.2

10	Material Contracts

10.1

Nanometrics Incorporated 2017 Executive Performance Bonus Plan (incorporated by reference to Appendix A to the Nanometrics Incorporated proxy statement on Schedule 14A, filed with the SEC on April 4, 2017).

10.2

Nanometrics Incorporated 2005 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix B to the Nanometrics Incorporated proxy statement on Schedule 14A, filed with the SEC on April 4, 2017).

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

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at July 1, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and three months ended July 1, 2017 and June 25, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and June 25, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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