Form 10-Q
period 2017-09-30
NANOMETRICS INC
filed 2017-11-03
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 25,594,642 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2017and September 24, 2016 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2017 and September 24, 2016 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2017 and September 24, 2016 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 6.	Exhibits	34

Signatures		35

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,041	$47,062
Marketable securities	96,316	82,899
Accounts receivable, net of allowances of $69 and $73, respectively	41,261	39,457
Inventories	55,020	38,837
Inventories-delivered systems	3,320	2,457
Prepaid expenses and other	9,910	5,667
Total current assets	249,868	216,379
Property, plant and equipment, net	42,317	44,226
Goodwill	10,099	8,940
Intangible assets, net	2,258	412
Deferred income tax assets	16,472	17,399
Other assets	389	474
Total assets	$321,403	$287,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,180	$11,342
Accrued payroll and related expenses	10,260	12,656
Deferred revenue	7,229	9,168
Other current liabilities	7,704	8,047
Income taxes payable	1,689	813
Total current liabilities	44,062	42,026
Deferred revenue	1,551	816
Income taxes payable	907	841
Deferred tax liability	21	20
Other long-term liabilities	377	353
Total liabilities	46,918	44,056
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 25,567,220 and 25,070,889, respectively, issued and outstanding	26	25
Additional paid-in capital	278,722	271,969
Accumulated deficit	(1,685)	(22,174)
Accumulated other comprehensive income (loss)	(2,578)	(6,046)
Total stockholders’ equity	274,485	243,774
Total liabilities and stockholders’ equity	$321,403	$287,830

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net revenues:
Products	$45,571	$49,631	$147,322	$136,290
Service	11,104	9,083	33,094	25,680
Total net revenues	56,675	58,714	180,416	161,970
Costs of net revenues:
Cost of products	21,349	22,810	72,164	62,625
Cost of service	4,614	5,066	15,368	14,714
Amortization of intangible assets	52	434	156	1,311
Total costs of net revenues	26,015	28,310	87,688	78,650
Gross profit	30,660	30,404	92,728	83,320
Operating expenses:
Research and development	8,825	7,868	26,658	23,447
Selling	7,553	7,495	22,730	22,567
General and administrative	6,798	5,975	19,696	17,150
Amortization of intangible assets	—	-	-	24
Total operating expenses	23,176	21,338	69,084	63,188
Income from operations	7,484	9,066	23,644	20,132
Other income (expense):
Interest income	2	12	6	33
Interest expense	(25)	(92)	(84)	(276)
Other income, net	59	229	330	60
Total other income (expense), net	36	149	252	(183)
Income before income taxes	7,520	9,215	23,896	19,949
Provision for income taxes	1,756	1,332	4,492	2,568
Net income	$5,764	$7,883	$19,404	$17,381
Net income per share:
Basic	$0.23	$0.32	$0.77	$0.71
Diluted	$0.22	$0.31	$0.75	$0.70
Weighted average shares used in per share calculation:
Basic	25,494	24,826	25,320	24,550
Diluted	25,932	25,282	25,933	24,979

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$5,764	$7,883	$19,404	$17,381
Other comprehensive income (loss):
Change in foreign currency translation adjustment	764	519	3,470	2,018
Net change on unrealized gains (losses) on available-for-sale investments	15	1	(2)	73
Other comprehensive income:	779	520	3,468	2,091
Comprehensive income	$6,543	$8,403	$22,872	$19,472

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net income	$19,404	$17,381
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,219	6,440
Stock-based compensation	6,775	5,432
Disposal of fixed assets	98	162
Inventory write-down	1,412	1,451
Deferred income taxes	2,153	(14)
Changes in fair value of contingent payments to Zygo Corporation	—	158
Changes in assets and liabilities:
Accounts receivable	1,418	(986)
Inventories	(16,828)	6,652
Inventories-delivered systems	(864)	(1,560)
Prepaid expenses and other	(3,850)	889
Accounts payable, accrued and other liabilities	709	(4,310)
Deferred revenue	(1,204)	3,825
Income taxes payable	942	(1,419)
Net cash provided by operating activities	15,384	34,101
Cash flows from investing activities:
Payments to acquire certain assets	(2,000)	—
Sales of marketable securities	28,624	2,093
Maturities of marketable securities	62,923	25,461
Purchases of marketable securities	(104,984)	(63,840)
Purchases of property, plant and equipment	(2,342)	(3,349)
Net cash used in investing activities	(17,779)	(39,635)
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	—	(315)
Proceeds from sale of shares under employee stock option plans and purchase plan	3,678	5,984
Taxes paid on net issuance of stock awards	(3,838)	(1,578)
Net cash provided by (used in) financing activities	(160)	4,091
Effect of exchange rate changes on cash and cash equivalents	(466)	710
Net decrease in cash and cash equivalents	(3,021)	(733)
Cash and cash equivalents, beginning of period	47,062	38,154
Cash and cash equivalents, end of period	$44,041	$37,421
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$—	$1,208
Transfer of property, plant and equipment to inventory, net	$205	$—

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition, the provision for doubtful accounts, the provision for excess, obsolete, or slow-moving inventories, valuation of intangible and long-lived assets, warranty accruals, income taxes, valuation of stock-based compensation, and contingencies.

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

The majority of other upgrades are sold based on published specifications. For basic upgrades, revenue is recognized at the time title and risk of loss transfer to the customer which is usually upon shipment. For complex and extensive upgrades, specific acceptance or prior acceptance for a similar upgrade is required in order to recognize revenue.

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

Based on the Company’s current assessment, the Company expects to adopt the new guidance in the first quarter of fiscal 2018 by using the modified retrospective method of transition. While the Company continues to assess the impact of the new standard, the Company believes that the timing of revenue recognition for certain systems and performance obligations, will generally occur earlier than under current revenue recognition guidance. Under current U.S. GAAP, revenue for certain systems or performance obligations is delayed until formal customer sign-off has occurred and/or contractual obligations have been met, whereas under the new standard, revenue should be recorded when transfer of control has occurred, which is normally upon shipment. While the Company currently expects revenue related to these arrangements to remain unchanged in total, the nature of when control transfers may change the timing of revenue recognition.  Additionally, the Company believes the adoption of the new standard will most likely not result in a different set of performance obligations, when compared to current GAAP.  The Company further believes that required changes to its current business processes and IT systems, to comply with the new standard, will be minor in nature.  Other aspects of the standard, including the capitalization of costs related to the acquisition and/or fulfillment of the Company’s contracts are still being evaluated, but the Company believes impacts will be either minor or immaterial.  The Company is currently evaluating the impact of the new standard on the Company’s contracts with customers and will continue to monitor industry activities and other guidance provided by the accounting profession and regulators and adjust its approach and implementation plans as required.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	September 30, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$812	$—	$—	$812	$959	$—	$—	$959
Commercial paper and corporate debt securities	—	4,994	—	4,994	—	2,499	—	2,499
Total cash equivalents	$812	$4,994	$—	$5,806	$959	$2,499	$—	$3,458
Marketable securities:
U.S. Treasury securities and U.S. Government agency debt securities	—	2,497	—	2,497	—	17,072	—	17,072
Certificates of deposits	—	23,298	—	23,298	—	23,019	—	23,019
Commercial paper	—	17,910	—	17,910	—	22,402	—	22,402
Municipal securities and corporate debt securities	—	45,697	—	45,697	—	14,943	—	14,943
Asset-backed Securities	—	6,914	—	6,914	—	5,463	—	5,463
Total marketable securities	$—	$96,316	$—	$96,316	$-	$82,899	$—	$82,899
Total(1)	$812	$101,310	$—	$102,122	$959	$85,398	$—	$86,357

(1)

Excludes $38.2 million and $43.6 million held in operating accounts as of September 30, 2017 and December 31, 2016, respectively. See “Note 4. Cash and Investments” of the Notes to Consolidated Financial Statements for more information.

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

The settlement of forward foreign currency contracts included in the three months ended September 30, 2017 and September 24, 2016 was a gain of $0.3 million and $0.1 million, respectively. The settlement of forward foreign currency contracts included in the

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

nine months ended September 30, 2017 and September 24, 2016 was a gain of $1.0 million and a loss of $1.2 million, respectively. These are included in other income (expense), net, in the consolidated statements of operations.

The following table presents the notional amounts and fair values of the Company’s outstanding derivative instruments in U.S. Dollar equivalent (in millions):

	As of September 30, 2017			As of December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	$21.6	—	$0.1	$12.6	—	—
Sell	$16.6	—	$0.1	$1.3	—	—

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$38,235	$—	$—	$38,235
Cash equivalents:
Money market funds	812	—	—	812
Commercial paper and corporate debt securities	4,994	—	—	4,994
Marketable securities:
U.S. Treasury securities	501	—	—	501
U.S. Government agency securities	2,001	—	(5)	1,996
Certificate of deposits	23,298	—	—	23,298
Commercial paper	17,907	3	—	17,910
Corporate debt securities	45,701	—	(4)	45,697
Asset-backed securities	6,916	—	(2)	6,914
Total cash, cash equivalents, and marketable securities	$140,365	$3	$(11)	$140,357

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,604	$—	$—	$43,604
Cash equivalents:
Money market funds	959	—	—	959
Commercial paper and corporate debt securities	2,499	—	—	2,499
Marketable securities:
U.S. Treasury securities	5,667	—	—	5,667
U.S. Government agency securities	11,412	—	(7)	11,405
Certificates of deposits	23,000	19	—	23,019
Commercial paper	22,402	—	—	22,402
Corporate debt securities	14,194	—	(6)	14,188
Municipal securities	756	—	(1)	755
Asset-backed securities	5,466	—	(3)	5,463
Total cash, cash equivalents, and marketable securities	$129,959	$19	$(17)	$129,961

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of September 30, 2017 and December 31, 2016, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income (expense), net, in the Company’s statement of operations. For the three months ended September 30, 2017 and September 24, 2016, net realized gains and losses were not material. For the nine months ended September 30, 2017 and September 24, 2016, net realized gains and losses were $0.9 million and $0.3 million, respectively.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and nine months ended September 30, 2017 and September 24, 2016 were not material and no marketable securities had other than temporary impairment.

All marketable securities as of September 30, 2017 and December 31, 2016, had maturity dates of less than two years.

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

The Company sold $6.1 million and $10.1 million of receivables during the three months ended September 30, 2017 and September 24, 2016, respectively, and $15.5 and $29.6 million of receivables during the nine months ended September 30, 2017 and September 24, 2016. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at September 30, 2017 and December 31, 2016.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	September 30, 2017	December 31, 2016
Inventories:
Raw materials and sub-assemblies	$31,772	$23,506
Work in process	18,280	10,347
Finished goods	4,968	4,984
Inventories	55,020	38,837
Inventories-delivered systems	3,320	2,457
Total inventories	$58,340	$41,294

Property, plant and equipment, net:(1)
Land	$15,571	$15,568
Building and improvements	20,649	20,532
Machinery and equipment	35,428	35,659
Furniture and fixtures	2,289	2,282
Software	9,261	9,756
Capital in progress	1,825	2,748
Total property, plant and equipment, gross	85,023	86,545
Accumulated depreciation and amortization	(42,706)	(42,319)
Total property, plant and equipment, net	$42,317	$44,226

(1) Total depreciation and amortization expense was $1.6 million and $1.7 million for the three months ended September 30, 2017 and September 24, 2016, respectively, and $5.1 million for both nine months ended September 30, 2017 and September 24, 2016.

Other Current Liabilities:
Accrued warranty	$4,542	$3,838
Customer deposits	67	581
Retrofit liability	353	432
Accrued professional services	784	424
Accrued royalties	60	1,233
Other	1,898	1,539
Total other current liabilities	$7,704	$8,047

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(5,817)	$(227)	$(2)	$(6,046)
Current period change	3,470	—	(2)	3,468
Balance as of September 30, 2017	$(2,347)	$(227)	$(4)	$(2,578)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income (loss) into income statement line items were insignificant.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the nine months ended September 30, 2017:

(in thousands)
Balance as of December 31, 2016	$8,940
Foreign currency movements	1,159
Balance as of September 30, 2017	$10,099

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,758	$(16,517)	$2,241
Customer relationships	9,426	(9,426)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,235)	17
Trademark	80	(80)	—
Total	$32,443	$(30,185)	$2,258

	December 31, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$15,726	$(15,380)	$346
Customer relationships	9,322	(9,322)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,186)	66
Trademark	80	(80)	—
Total	$29,307	$(28,895)	$412

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. The total amortization expense for the three months ended September 30, 2017 and September 24, 2016 was $0.1 million and $0.4 million, respectively. Total amortization expense for the nine months ended September 30, 2017 and September 24, 2016 was $0.2 million and $1.3 million, respectively.

There were no impairment charges related to intangible assets recorded during the three and nine months ended September 30, 2017 and September 24, 2016.

The estimated future amortization expense of finite intangible assets as of September 30, 2017 is as follows (in thousands):

Fiscal Years	Amounts
2017 (remaining three months)	52
2018	283
2019	352
2020	286
Thereafter	1,285
Total future amortization expense	$2,258

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Balance as of beginning of period	$4,602	$4,556	$3,838	$4,504
Accruals for warranties issued during period	1,020	1,100	3,800	3,529
Settlements during the period	(1,080)	(1,471)	(3,096)	(3,848)
Balance as of end of period	$4,542	$4,185	$4,542	$4,185

Note 9. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

Legal Proceedings - From time to time, the Company is subject to various legal proceedings or claims arising in the ordinary course of business.

On August 2, 2017, the Company was named as defendant in a complaint filed in New Hampshire Superior Court (“Complaint”). The Complaint, brought by Optical Solutions,  Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and the Company pertaining to certain product. On September 18, 2017, the Company removed the action to the United States District Court for the District of New Hampshire. On September 25, 2017, the Company moved to transfer the Complaint to the Northern District of California and to dismiss all claims in the Complaint for lack of personal jurisdiction and for failure to state a claim. On September 27, 2017, OSI filed a motion to remand. OSI has not yet responded to the Company’s motions to transfer or dismiss.

The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Based on current information, the Company believes it does not have any probable and reasonably estimable losses related to any current legal proceedings and claims. Although it is difficult to predict the outcome of legal proceedings, the Company believes that any liability that may ultimately arise from the resolution of these ordinary course matters will not have a material adverse effect on the business, financial condition and results of operations.

Note 10. Net Income Per Share

The Company presents both basic and diluted net income per share on the face of its condensed consolidated statements of operations. Basic net income per share excludes the effect of potentially dilutive shares and is computed by dividing net income by the

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding for the period plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period.

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and nine months ended September 30, 2017 and September 24, 2016 is as follows (in thousands):

	Three Month Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Weighted average common shares outstanding used in basic net income (loss) per share calculation	25,494	24,826	25,320	24,550
Potential dilutive common stock equivalents, using treasury stock method	438	456	613	429
Weighted average shares used in diluted net income (loss) per share calculation	25,932	25,282	25,933	24,979

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	38.9%	38.2%	37.2%	38.7%
Risk free interest rate	1.13%	0.37%	0.91%	0.44%
Dividends	—	—	—	—

No stock options were awarded during the nine months ended September 30, 2017 and September 24, 2016, respectively.

A summary of activity of stock options during the nine months ended September 30, 2017 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 31, 2016	440,545	$15.06	2.12	$4,405
Exercised	(180,629)	$13.58
Cancelled	(855)	$16.63
Outstanding at September 30, 2017	259,061	$16.09	1.81	$3,293
Exercisable at September 30, 2017	255,665	$16.06	1.79	$3,256

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.80 as of September 29, 2017, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended September 30, 2017 and September 24, 2016 was $1.0 million and $0.5 million, respectively, and during the nine months ended September 30, 2017 and September 24, 2016 was $2.4 and $1.9 million, respectively.

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 31, 2016	819,785	$16.79
Granted	340,070	$27.29
Released	(356,619)	$16.79
Cancelled	(44,046)	$17.21
Outstanding RSUs as of September 30, 2017	759,190	$21.48

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

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 31, 2016	107,500	$9.94
Granted	59,550	26.75
Released	(38,500)	10.41
Cancelled	(4,000)	12.64
Outstanding PSUs as of September 30, 2017	124,550	$17.86

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Cost of products	$216	$116	$628	$273
Cost of service	161	138	463	355
Research and development	509	387	1,262	985
Selling	639	537	1,707	1,492
General and administrative	922	822	2,715	2,327
Total stock-based compensation expense related to employee stock options and employee stock purchases	$2,447	$2,000	$6,775	$5,432

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Provision for income taxes	$1,756	$1,332	$4,492	$2,568

The Company recorded a tax provision of $1.8 million and $1.3 million for the three months ended September 30, 2017 and September 24, 2016, respectively. The increase in the tax provision for 2017 from 2016 was primarily related to the additional utilization of U.S. deferred tax assets for the three months ending September 24, 2016 as the Company, at that time, was recording a valuation allowance against its U.S. deferred tax assets.

The Company recorded a tax provision of $4.5 million and $2.6 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. The increase in the tax provision for 2017 from 2016 was primarily related to the additional utilization of U.S. deferred tax assets for the nine months ending September 24, 2016 as the Company, at that time, was recording a valuation allowance against its U.S. deferred tax assets.  The increase in the tax provision is also due to an increase in Company’s profitability for the nine months ended September 30, 2017.

The Company continues to maintain a valuation allowance against its California and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the assets due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

The Company is subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, China, Singapore, Germany, U.K., France, and Israel. Due to tax attribute carry-forwards, the Company is subject to examination for tax years 2003 forward for U.S. tax purposes. The Company is also subject to examination in various states for tax years 2002 forward. The Company is subject to examination for tax years 2007 forward for various foreign jurisdictions.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of September 30, 2017 and September 24, 2016. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.4 million.

Note 13. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Total net revenues (1):
South Korea	$22,269	$15,710	$72,388	$35,226
Japan	4,781	11,765	17,400	24,669
United States	6,231	8,211	28,101	24,306
China	3,403	7,364	17,420	33,883
Taiwan	2,304	6,334	19,016	16,962
Singapore	9,774	5,078	12,229	18,645
Other	7,913	4,252	13,862	8,279
Total net revenues	$56,675	$58,714	$180,416	$161,970

	September 30, 2017	December 31, 2016
Long-lived tangible assets:
United States	$41,002	$42,688
International	1,315	1,538
Total long-lived tangible assets	$42,317	$44,226

The following customers accounted for 10% or more of total accounts receivable, net:

	At
	September 30, 2017	December 31, 2016
Samsung Electronics Co. Ltd.	23%	14%
Micron Technology, Inc.	27%	12%
Taiwan Semiconductor Manufacturing Company Limited	***	20%
Intel Corporation	11%	11%
Toshiba Corporation	***	10%

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Samsung Electronics Co. Ltd.	32%	***	28%	***
SK Hynix	***	19%	15%	14%
Intel Corporation	14%	19%	12%	19%
Micron Technology, Inc.	19%	15%	11%	25%

***	The customer accounted for less than 10% of total net revenues during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are derived primarily from product and software sales but are also derived from customer service, upgrades and software for the installed base of our products. For the nine months ended September 30, 2017, we derived 82% of our total net revenues from product, upgrade and software sales, and 18% of our total net revenues from services.

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

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® III, Atlas II+ and Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD®”), thin film metrology and wafer stress for transistor and interconnect metrology applications. The OCD technology is supported by our NanoCD® suite of solutions including our NanoDiffract®, SpectraProbeTM software and NanoGenTM scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFireTM system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications and has recently added inspection capabilities for both front-end-of-line (“FEOL”) patterned wafer and advanced packaging related applications.

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

There were no significant changes in our critical accounting policies during the nine months ended September 30, 2017. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Change		September 30, 2017	September 24, 2016	Change
Automated systems	$31,038	$34,914	$(3,876)	-11.1%	$104,445	$90,502	$13,943	15.4%
Integrated systems	7,655	10,233	(2,578)	-25.2%	27,534	37,038	(9,504)	-25.7%
Materials characterization systems	6,878	4,484	2,394	53.4%	15,343	8,750	6,593	75.3%
Total product revenue	45,571	49,631	(4,060)	-8.2%	147,322	136,290	11,032	8.1%
Service	11,104	9,083	2,021	22.3%	33,094	25,680	7,414	28.9%
Total net revenues	$56,675	$58,714	$(2,039)	-3.5%	$180,416	$161,970	$18,446	11.4%

For three months ended September 30, 2017, total net revenues decreased by $2.0 million relative to the comparable 2016 period. The decrease was due to a $4.0 million decrease in product revenue offset in part by an increase of $2.0 million in service revenue. The decrease in product revenue is primarily driven by lower Automated and Integrated System sales, which decreased in aggregate by $6.5 million due to the timing of investments in the Memory market. The increase in service revenue was primarily driven by higher spare parts sales and service contracts revenue, as a result of our increasing installed base.

For the nine months ended September 30, 2017, as compared to the same period in 2016, revenues increased by $18.4 million, or 11.4%. The increase was due to a $13.9 million increase in sales of Automated Systems (primarily the Atlas® line) due primarily to higher revenue from our customers in the Foundry market and a $6.6 million increase in Materials characterization systems sales, offset in part by a decrease of $9.5 million in Integrated systems sales due to the timing of investments in the Memory market. The increase in service revenue was primarily driven by higher billable service, contract and spare parts revenue, as a result of our increasing installed base.

  With a significant portion of the world’s semiconductor manufacturing capacity located in Asia, a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Products	53.0%	53.2%	50.9%	53.1%
Service	58.4%	44.2%	53.6%	42.7%

The calculation of product gross margin includes both cost of products and amortization of intangibles. The gross margin on product revenue slightly decreased to 53.0% in the three months ended September 30, 2017 from 53.2% in the three months ended September 24, 2016. The decrease of 0.2 percentage points in the third quarter of 2017 was due to a slightly less favorable product and customer mix. The gross margin on our services business significantly increased to 58.4% in the three months ended September 30, 2017 from 44.2% in the three months ended September 24, 2016. The increase is due to improved margins for service parts, a more favorable service product mix, as well as higher service labor utilization.

The gross margin on product revenue decreased to 50.9% in the nine months ended September 30, 2017 from 53.1% in the nine months ended September 24, 2016, reflecting a decrease of 2.2 percentage points from the comparable 2016 period. The decrease was driven by the less favorable product and customer mix and higher installation and warranty costs. The gross margin on our services business increased to 53.6% in the nine months ended September 30, 2017 from 42.7% in the nine months ended September 24, 2016. The increase in gross margin is due to the increases in margin of service parts, a more favorable product mix and higher utilization of our service personnel.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Change		September 30, 2017	September 24, 2016	Change
Research and Development	$8,825	$7,868	$957	12.2%	$26,658	$23,447	$3,211	13.7%
Selling	7,553	7,495	58	0.8%	22,730	22,567	163	0.7%
General and administrative	6,798	5,975	823	13.8%	19,696	17,150	2,546	14.8%
Amortization of intangible assets	—	—	—	NM	-	24	(24)	-100.0%
Total operating expenses	$23,176	$21,338	$1,838	8.6%	$69,084	$63,188	$5,896	9.3%

*NM = not meaningful

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs. For the three months ended September 30, 2017, research and development costs increased by $1.0 million or 12.2%, compared to the same period in 2016. The increase was driven by additional headcount and higher spending in program related expenses to support continuing investments in our research and development efforts.

For the nine months ended September 30, 2017, research and development costs increased by $3.2 million or 13.7%, compared to the same period in 2016. The increase is primarily driven by additional headcount and higher spending in program related expenses to support continuing investments in our research and development efforts.

Selling

Selling expenses for the three and nine months ended September 30, 2017 compared to the same period in fiscal 2016 were relatively flat as increases of in personnel-related costs, professional services fees and travel related expenses, were offset by lower depreciation expense and other overhead costs.

General and administrative

General and administrative expenses increased by $0.8 million or 13.8% in the three months ended September 30, 2017 compared to the three months ended September 24, 2016. The increase was primarily due to increase variable compensation costs and recruiting expenses for our CEO search and higher professional services fees.

For the nine months ended September 30, 2017, general and administrative expenses increased by $2.5 million or 14.8%, compared to the same period in 2016. The increase is primarily driven by increase in variable compensation and recruiting costs associated with our CEO search and higher professional services fees.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses in the nine months ended September 30, 2017 compared to the nine months ended September 24, 2016 decreased as a result of the full amortization of certain intangible assets.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Change		September 30, 2017	September 24, 2016	Change
Interest Income	$2	$12	$(10)	-83.3%	$6	$33	$(27)	-81.8%
Interest Expense	(25)	(92)	67	-72.8%	(84)	(276)	192	-69.6%
Interest income (expense), net	(23)	(80)	57	-71.3%	(78)	(243)	165	-67.9%

Net gains on investments	366	116	250	215.5%	932	271	661	243.9%
Other gains (losses), net	(307)	113	(420)	-371.7%	(602)	(211)	(391)	185.3%
Other income (loss), net	59	229	(170)	-74.2%	330	60	270	450.0%
Total other income (expense), net	$36	$149	$(113)	-75.8%	$252	$(183)	$435	-237.7%

Other income (expense), net decreased by $0.1 million in the three months ended September 30, 2017 relative to the comparable 2016 period. The change was principally due to unfavorable foreign exchange net gains and losses, offset in part by an increase in net investment gains which is in line with the increase in our cash and cash equivalents balance in the fiscal year 2017 compared to the same period in 2016.

For the nine months ended September 30, 2017, other income (expense), net increased $0.4 million relative to the comparable 2016 period. The change was principally due to an increase in investment income, which is in line with the increase in our cash and cash equivalents balance in the fiscal year 2017 compared to the same period in 2016, offset in part by unfavorable net revaluation of certain monetary assets and liabilities denominated in foreign currencies, net of foreign currency exchange forward contracts gains and losses.

Provision for income taxes

We recorded a tax provision of $1.8 million and $1.3 million for the three months ended September 30, 2017 and September 24, 2016, respectively. The increase in the tax provision for 2017 from 2016 was primarily related to the additional utilization of U.S. deferred tax assets for the three months ending September 24, 2016 as we were, at that time, recording a valuation allowance against our U.S. deferred tax assets.

We recorded a tax provision of $4.5 million and $2.6 million for the nine months ended September 30, 2017 and September 24, 2016, respectively.  The increase in the tax provision for 2017 from 2016 was primarily related to the additional utilization of U.S. deferred tax assets for the nine months ending September 24, 2016 as we were, at that time, recording a valuation allowance against our U.S. deferred tax assets.  The increase in the tax provision is also due to an increase in our profitability for the nine months ended September 30, 2017.

Our provision for income taxes for the three and nine months ended September 30, 2017 of $1.8 million and $4.5 million, respectively, reflects an effective tax rate of 23.3% and 18.8%, respectively. The tax rate for the three and nine months ended September 30, 2017 differs from the Federal statutory rate of 35.0% primarily due to foreign income being subject to tax at lower rates, tax benefits associated with the settlement of equity options/awards, tax benefits from federal R&D credits, and a one-time benefit related to an entity classification change.

As of September 30, 2017, we continue to maintain a valuation allowance against our California and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

We are subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, China, Singapore, U.K., Germany, France, and Israel. Due to tax attribute carry-forwards, we are subject to examination for tax years 2003 forward for U.S. tax purposes. We are also subject to examination in various states for tax years 2002 forward. We are subject to examination for tax years 2007 forward for various foreign jurisdictions.

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of September 30, 2017 and September 24, 2016. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.4 million.

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

The following tables present selected financial information and statistics as of September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017 and September 24, 2016 (in millions):

	As of
	September 30, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$140.4	$130.0
Working capital	$205.8	$174.4

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash provided by operating activities	$15.4	$34.1
Cash used in investing activities	$(17.8)	$(39.6)
Cash provided by (used in) financing activities	$(0.2)	$4.1

Cash, cash equivalents and marketable securities totaled $140.4 million at September 30, 2017, which reflects an increase of $10.4 million from December 31, 2016. Of our total cash, cash equivalents and marketable securities at September 30, 2017, approximately $15.0 million were held by foreign subsidiaries, a portion of which would have to be repatriated to the United States.

We currently do not intend nor foresee a need to repatriate these funds and do not rely on unrepatriated earnings as a source of funds for our domestic business. We believe we have sufficient cash flow and borrowing capacity in the United States to fund our domestic operations and strategic needs.

Working capital was $205.8 million at September 30, 2017, which reflects an increase of $31.4 million when compared to $174.4 million at December 31, 2016.

Cash provided by operating activities during the nine months ended September 30, 2017 was $15.4 million, consisting primarily of net income of $19.4 million, adjusted for non-cash items of $15.7 million, partially offset by $19.7 million of net cash outflows related to changes in operating assets and liabilities. The changes in operating assets and liabilities are generally driven by the timing of our customer payments for accounts receivable and the timing of inventory purchases and the associated vendor payments for accounts payable. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. Cash used in investing activities of $17.8 million during the nine months ended September 30, 2017 consisted primarily of $105.0 million purchases of marketable securities and payments for acquisition of property, plant and equipment and certain assets of $4.3 million, net of sales and maturities of marketable securities of $91.5 million. Cash used in financing activities of $0.2 million during the nine months ended September 30, 2017 consisted primarily of $3.8 million cash paid for taxes on net issuance of stock awards, partially offset by proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options of $3.6 million.

Cash provided by operating activities of $34.1 million during the nine months ended September 24, 2016 was a result of $17.4 million of net income, and non-cash adjustments to net income of $13.6 million partially offset by a net change in operating assets and liabilities of $3.1 million. The changes in operating assets and liabilities are generally driven by the timing of customer payments for accounts receivable and timing of vendor payments for accounts payable. Cash used in investing activities of $39.6 million during the nine months ended September 24, 2016 consisted primarily of $63.8 million of purchases of marketable securities, net of sales and maturities of $27.5 million, and acquisition of property, plant and equipment of $3.3 million.  Cash provided by financing activities of $4.1 million during the nine months ended September 24, 2016 consisted primarily of $6.0 million in proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $1.6 million, and royalty payments to Zygo of $0.3 million.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements or obligations.

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

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany balances in which costs are charged between our U.S. headquarters and our foreign subsidiaries. On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity's functional currency is generally its respective local currency, there is exposure to foreign exchange risk on a consolidated basis for transactions not denominated in each foreign entity’s functional currencies. Intercompany balances are denominated primarily in U.S. dollars and, to a lesser extent, other local currencies.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. As of September 30, 2017 and December 31, 2016, we held $96.3 million and $82.9 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates, but we do not believe such impact would be material. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of September 30, 2017 and December 31, 2016, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO and CFO concluded that as of September 30, 2017, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, as described in the Report of Management on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which continues to exist as of September 30, 2017.

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

Management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2016:

The Company did not design and maintain an effective control over the existence of inventories subject to the cycle count program. Specifically, the control was not effectively designed and maintained to verify all inventories that should be subject to the cycle count program were included and were counted at the frequency levels required under the Company’s policies. This control deficiency did not result in a material adjustment to the inventory and cost accounts and disclosures for the year ended December 31, 2016. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The information set forth under Note 9. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Reference is made to Exhibits 3.1 and 3.2

10	Material Contracts

10.1 (3)	Transition and Consulting Agreement, dated as of August 9, 2017, between Nanometrics Incorporated and Timothy J. Stultz.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1^	Certification of Timothy J. Stultz, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1*

Certification of Timothy J. Stultz, principal executive officer of the Registrant, and Jeffrey Andreson, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and three months ended September 30, 2017 and September 24, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 24, 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed with the SEC on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed with the SEC on April 12, 2012.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed with the SEC on August 11, 2017.

^	Filed herewith.
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: November 3, 2017