Form 10-K
period 2017-12-30
NANOMETRICS INC
filed 2018-02-26
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes  ☐    No  ☒.

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Select Market, was approximately $468.3 million. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 20, 2018 was 23,761,304.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 30, 2017.

NANOMETRICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 30, 2017, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

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

We were incorporated in California in 1975, and reincorporated in Delaware in 2006. We have been publicly traded since 1984 (Nasdaq: NANO). We have an extensive installed base of thousands of systems in the majority of advanced semiconductor device production factories worldwide. Our major customers include Samsung Electronics Co. Ltd., SK Hynix Semiconductor, Inc., Micron Technology, Inc., Intel Corporation, Toshiba Corporation and Taiwan Semiconductor Manufacturing Company Limited.

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

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension metrology, thin film metrology, wafer defect inspection, and advanced analytics used for semiconductor manufacturing. Semiconductors, primarily packaged as integrated circuits within electronic devices, include consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Integrated circuits are made up of semiconductor material layers integrating millions or billions of transistors and other electronic components, connected through a complex wiring scheme of small copper wires, ultimately packaged into thin form factors to be mounted on circuit boards or other substrates. Our core focus is the measurement and control of the structure, composition, and geometry of the devices from the transistor layer through advanced wafer-level packaging to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 4G radio integrated circuits, power devices) MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, thin film head components for hard disk drives and alternative energy devices such as LEDs, power inverters and solar cells.

Demand for our products continues to be driven by our customers' desire for higher overall chip performance, including improvements in power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The majority of our chip customers manufacture devices in production runs defined by the smallest printed feature and the associated circuit manufacturing methods, known as a technology node, which are measured in nanometers ("nm"), or one-billionth of a meter. Current volume production is running from 28nm down to the 10nm nodes across foundry and logic devices, transitioning from 20nm to 1Xnm for DRAM memory (where X is IDM dependent and may be as low as 17nm), and third generation 3D-NAND with up to 64 layers of storage transistors. Our customers continue to develop next generation devices such as 7nm and 5nm devices in logic and foundry, shrink DRAM below the 17nm node, and scale 3D-NAND devices to 96 layers and beyond. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption, stacked memory devices including 3D-NAND, and advanced interconnect wiring schemes. To shrink features, new methods, including multiple patterning lithography and extreme ultra-violet lithography (EUV), have been developed. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products.

Our Business

We offer a diverse line of process control products and technologies to address the manufacturing requirements of the semiconductor (and other solid-state device) manufacturing industry. Our metrology systems measure and characterize the physical dimensions, material composition, optical and electrical characteristics and other critical parameters of solid state devices, from initial wafer substrate manufacturing through final packaging.

We are continually working to strengthen our competitive position by developing innovative technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing and adjacent industries. In pursuit of our goals, we have:

•	Introduced new products, applications, and upgrades in every core product line and primary market served;
•

Diversified our product line and strengthened our position with our top customers securing tool of record positions of one or more products in each of the top six customers (as defined by capital expenditures for wafer fab equipment), who combined represent more than 80% of all wafer fab equipment expenditures; and

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

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® III, Atlas II+, and Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The thin film and OCD technology is supported by our suite of solutions including our NanoDiffract® software SpectraProbe™ software and NanoGen™ scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFire™ system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications and has recently added inspection capabilities for both front-end of line patterned wafer and advanced packaging related applications.

Integrated Systems

Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end user customers. The IMPULSE®+ and IMPULSE represent our latest metrology platform for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE systems. Our Trajectory® system provides in-line measurement of layers in thin film thickness and composition in semiconductor applications and is qualified in production with major device makers.

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

NanoGen is an enterprise scale computing hardware system that is deployed to run the computing intensive analysis software. NanoGen leverages commercial server chips and networking architecture and is optimized to support the workload of NanoDiffract analysis. NanoCentral is a fab based networking and server system providing connectivity and compute support to SpectraProbe and connected measurement systems including Atlas and Impulse products

Materials Characterization

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

The RPMBlue™ is our photoluminescence mapping system designed specifically for the HB-LED market, and is complemented by the RPMBlue-FS, enabling a breadth of research and development configurability. We sell Fourier-Transform Infrared (“FTIR”) automated and manual systems in the QS2200/3300 and QS1200 respectively for substitute quality and epitaxial thickness metrology. The NanoSpec® line, including the NanoSpec II, supports thin film measurement across all applications in both low volume production and research applications.

Our process control systems can be categorized as follows:

System	Market	Applications
Automated Systems
Atlas III, Atlas II+/Atlas XP+	Semiconductor	Film Thickness, Film Stress, CD
UniFire	Semiconductor	Film Thickness, Overlay, CD, and Advanced Packaging Applications, Inspection
Integrated Systems
IMPULSE/IMPULSE+	Semiconductor	Film Thickness, CD
Trajectory	Semiconductor, Solar PV	Film Thickness, Composition
Analysis Software and Computing Systems
NanoDiffract	Semiconductor	OCD
SpectraProbe	Semiconductor	Excursion Control Film Thickness & OCD
NanoGen/NanoCentral	Semiconductor	Compute Hardware for NanoDiffract & SpectraProbe

Materials Characterization Systems
ECVPro	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
HL5500	Compound Semiconductor, Solar PV, HB-LED	Electrical Properties
QS1200	Substrate Semiconductor, Solar PV	Substrate Properties, Film Composition and Thickness
QS2200/3300	Substrate Semiconductor	Substrate Properties, Film Composition
NanoSpec® II	Semiconductor	Film Thickness (Tabletop)
RPMBlueTM	HB-LED	Epitaxial Layer Properties
Stratus	Semiconductor	Substrate Properties, Film Composition and Thickness (Tabletop)

See Note 14 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for revenues by product type, which information is incorporated by reference here.

Customers

We sell our metrology and inspection systems worldwide to semiconductor manufacturers, and producers of solid state devices. The majority of our systems are sold to customers located in Asia and the United States.

The following customers accounted for 10% or more of our total net revenues:

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Samsung Electronics Co. Ltd.	26%	***	13%
SK Hynix	13%	15%	11%
Micron Technology, Inc.	12%	20%	16%
Intel Corporation	11%	18%	***
Toshiba Corporation	11%	***	10%
Taiwan Semiconductor Manufacturing Company Limited	***	10%	19%

***	The customer accounted for less than 10% of total net revenues during the period.

Sales and Marketing

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China, Singapore and France, and work with selected dealers and sales representatives in Asia, in the United States and other countries. Our applications team is composed of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.

Net revenues from customers located in the United States and in foreign countries, as a percentage of total net revenues were as follows:

	2017	2016	2015
United States	13%	14%	20%
China	12%	20%	9%
South Korea	36%	20%	16%
Singapore	8%	17%	9%
Japan	16%	12%	17%
Taiwan	8%	12%	25%
All other countries	7%	5%	4%

See Note 14 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for segment and geographical financial information, including revenues and long-lived assets by geographic region, and our consolidated financial statements for net revenue information, which is incorporated by reference here.

Customer Service and Support

We believe that customer service and technical support for our systems are crucial factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We provide a standard one-year warranty on parts and labor for most of our products. We provide system support to our customers through factory technical support and globally deployed field service personnel. The factory technical support operations provide customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. We have field service operations based in various locations throughout the United States, South Korea, Taiwan, China, Japan, Singapore, Israel, France, Italy, and Germany.

Service revenues, including sales of replacement parts, represented 17%, 16%, and 22% of total net revenues in 2017, 2016 and 2015, respectively.

Backlog

As of December 30, 2017, and December 31, 2016, our backlog was $34.0 million and $28.5 million, respectively. Backlog includes orders received and booked, both shipped and not yet recognized as revenue, and not shipped, for products, services and upgrades where written customer requests have been received and we expect to ship and/or recognize revenue within 12 months. Orders are subject to cancellation or delay by the customer subject to possible penalties. However, historically, order cancellations have not been significant. Because orders presently in backlog could be cancelled or rescheduled and some orders can be received and shipped within the same quarter, we do not believe that current backlog is an accurate indication of our future revenues or financial performance.

With the adoption of the new revenue guidance, ASC Topic 606, Revenue From Contracts With Customers in the first quarter of fiscal 2018, we expect backlog will be reduced as discussed in Note 2 to the Consolidated Financial Statements in Item 8.

Competition

We offer various products for various semiconductor manufacturing process steps, and several of our products extend across the same process flow. However, for process control of each of these process steps, we have multiple competitors. In every market in which we participate, the global semiconductor equipment industry is intensely competitive, and driven by rapid technological adoption cycles. Our ability to effectively compete depends upon our ability to continually improve our products, applications and services, and our ability to develop new products, applications and services that meet constantly evolving customer requirements.

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

In automated systems for the semiconductor industry, our principal competitors are KLA-Tencor Corporation (“KLA-Tencor”) and Nova Measuring Instruments Ltd. ("Nova") for thin film and critical dimension OCD metrology, and other suppliers for advanced packaging. Our primary competitor in integrated systems is Nova. The opto-electronics and discrete device markets are addressed primarily by our material characterization systems, served by numerous competitors and no single competitor or group of competitors has established a majority position.

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

Research and Development

We continue to invest in research and development (“R&D”) to provide our customers with products that add value to their manufacturing processes and that provide a better and differentiated solution than our competitors so that our products stay in the forefront of current and future market demands. Whether it is for an advancement of current technology, yield and manufacturing improvement, enabling new end device technology, or the development of a new application in our core or emerging markets, we are committed to product excellence and longevity.

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

Modeling and analysis software including NanoDiffract and systems software has a regular refresh and release cadence.  NanoDiffract 4.0 was released in 2017.  NanoDiffract 4.0 includes improvements in the user interface, compute engine, and analysis leading to an overall faster time to solution while enabling more complex measurements. SpectraProbe, launched in 2016, is gaining rapid acceptance by our OCD and films metrology customers as it expands the types of structures and applications that can be measured, while reducing time to solution in the factory. SpectraProbe has enabled new process tool monitoring strategies that extend our process control capabilities to process tool and chamber control. The model-less approach reduces the applications time and effort to develop a monitoring recipe, while providing rapid insight into shifting and changing factory conditions.

The Materials Characterization suite of products including the FTIR, Photoluminescence (RPM and Imperia), and NanoSpec families have had significant refresh and customization for customer needs.  The RPM Blue FS, Imperia, and NanoSpec family have all had improvements released in 2017 to improve productivity and measurement performance.

Our research and development expenses for fiscal 2017, 2016 and 2015 were $36.7 million, $31.4 million and $32.7 million, respectively.

Patents and Intellectual Property

Our success depends in large part on the technical innovation of our products and protecting such innovations through a variety of methods. We actively pursue a program of filing patent applications to seek protection of technologically sensitive features of our metrology and inspection systems.

As of December 30, 2017, we had 192 patents, including foreign patents, with expiration dates ranging from 2018-2036. We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. While we attempt to establish our intellectual property rights through patents and trademarks and protect intellectual property rights through non-disclosure agreements, we may not be able to fully protect our technology, and competitors may be able to develop similar technology independently. Others may obtain patents and assert them against us. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. From time to time we receive communications from third parties asserting that our metrology systems may contain design features that the third parties claim may infringe upon their proprietary rights.

Employees

At December 30, 2017, we employed 592 persons worldwide with sales, applications and service support in key geographic areas aligned with our customer locations. None of our employees are represented by a union and we have never experienced a work stoppage as a result of union actions. We consider our employee relations to be good. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial personnel, who are in great demand in our industry.

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

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of February 20, 2018, are set forth below:

Name	Age	Position
Dr. Pierre-Yves Lesaicherre	54	President, Chief Executive Officer and Director
Greg Swyt	57	Vice President, Finance (Principal Financial Officer)
Rollin Kocher	52	Sr. Vice President, Commercial Operations
Kevin Heidrich	47	Sr. Vice President, Strategic Marketing and Business Development
Janet Taylor	60	General Counsel

Dr. Pierre-Yves Lesaicherre joined Nanometrics as President and Chief Executive Officer in November 2017. From January 2012 to February 2017, Dr. Lesaicherre was Chief Executive Officer of Lumileds, an integrated manufacturer of LED components and Automotive Lighting Lamps, where he was responsible for all aspects of the company’s business. Prior to being named Chief Executive Officer, Dr. Lesaicherre also held other management positions at Lumileds from 2006 to 2012. Before Lumileds, Dr. Lesaicherre was Senior Vice President and general manager of the business lines Microcontrollers & Logic at NXP Semiconductors, formerly Philips Semiconductors. He holds an MBA with a focus on international business and strategy from INSEAD, and has MS and Ph.D. degrees in Material Science from the National Polytechnic Institute of Grenoble.

Greg Swyt assumed the role of principal financial officer of Nanometrics in November 2017. Mr. Swyt has served as the Vice President, Finance of Nanometrics from August 2016. Prior to joining Nanometrics, Mr. Swyt was Managing Director, Finance, at Intevac Corporation, a company delivering thin film solutions, from May 2008 to July 2016, where he managed the Global Financial Planning and Analysis Organization, which also included Manufacturing Finance, Government Finance and Regional Finance. Mr. Swyt received a MBA and a BS in Finance from San Jose State University.

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

Global economic conditions, the gradual recovery of the global economy and the cyclical nature of the semiconductor industry have impacted and could impact future customer demand for our products and our financial performance. Demand for our products is largely dependent on our customers' capital spending on semiconductor equipment, which depends, in large part, on consumer spending, required manufacturing capacity, and customer access to capital. Economic uncertainty, unemployment, higher interest rates, higher tax rates, fluctuations in foreign currency exchange rates, and other economic factors may lead to a decrease in consumer spending and may cause certain customers to cancel existing orders or delay placing orders. If we are unable to timely and appropriately adapt to changes resulting from unfavorable economic conditions, it may cause volatility in our operating results, business, and financial condition, and results of operations may be adversely affected.

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

Historically, a significant portion of our net revenues in each quarter and each year has been derived from sales to relatively few customers, and we expect this trend to continue. In fiscal year 2017, five customers represented 73% of our total net revenues. There are only a limited number of large companies operating in the semiconductor manufacturing industry and our market is characterized by continued consolidation in the customer base. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our net revenues for the foreseeable future. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our net revenues could decline significantly. In addition, because there are a limited number of customers, customers may seek concessions related to price, terms and conditions and intellectual property. Any of these changes could negatively impact our financial performance and results of operations.

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

We believe that sales of integrated metrology systems will continue to be an important source of our net revenues. Sales of our integrated metrology systems depend upon the ability of a small number of Wafer Fabrication Equipment Suppliers to sell semiconductor manufacturing equipment products that are compatible with our metrology systems as components. If these suppliers, such as Applied Materials, Inc., Ebara Corporation, Lam Research Corporation and Tokyo Electron, are unable to sell such products, if they choose to focus their attention on products that do not integrate our systems, or if they choose to develop competing systems, our business could suffer.

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

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. To improve our margins on a product, we will need to establish high volume supply agreements with our vendors. We cannot be certain that we will be able to timely negotiate vendor supply agreements on improved terms and conditions, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

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

•	such financing may not be available to us at all, which could prevent us from entering or completing the acquisition.

Our success depends on the performance of key personnel, including our senior management and on our ability to identify, hire and retain key management personnel.

We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to attracting and retaining qualified technical and senior management personnel. We do not have employment agreements with key members of our technical staff and all of our senior management team. Further, we do not have key person life insurance on any of our executives and these individuals or other key employees may leave us. We have experienced turnover in our senior management team in the past. Our business may be harmed if we are unable to recruit, retain and effectively integrate our senior management into our business operations and our ability to implement our strategy could be compromised.

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

It is common in our industry for the average selling price of a given product to decrease over time as production volumes increase, competing products are developed or latest technologies featuring higher performance or lower cost emerge. To combat the negative effects that erosion of average selling prices have had in the past and may in the future have on our net revenues, we attempt to actively manage the prices of our existing products and regularly introduce new process technologies and products in the market that exhibit higher performance, that are in demand, or that lower manufacturing cost. Failure to maintain our current prices or to successfully execute on our new product development strategy will cause our net revenues and gross margin to decline, which adversely affect our operating results and stock price.

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

In 2017, 2016, and 2015, 87%, 86% and 80%, respectively, of our total net revenues were derived from sales to customers in foreign countries, including certain countries in Asia, such as Japan, South Korea, China, Singapore and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in these countries. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products and our business would suffer.

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

During any quarter, a significant portion of our revenue is derived from the sale of a relatively small number of systems. Our automated metrology systems can be priced from $800,000 to $2,400,000 per system, and our integrated metrology systems can be priced up to $500,000 per system. Accordingly, a slight change in the number or mix of systems that we sell could cause significant changes in our operating results.

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

As part of our business, we store our data and certain data about our customers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any data regarding our customers, the security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached because of cyber-attacks, data breaches, malicious code such as viruses and worms, phishing attempts, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts to create security barriers to such threats. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. See “Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies” in Part II, Item 8 of our consolidated financial statements. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in these methods, estimates and judgments could significantly affect our results of operations. In particular, our operating results have been affected by changes in our valuation allowance against our deferred tax assets, the calculation of share-based compensation expense and by the testing and potential impairment of long-lived assets such as goodwill and other intangible assets. For example, during the year ended December 31, 2016, we recorded a $27.4 million release of valuation allowance against our U.S, certain state and certain foreign deferred tax assets as we determined, based upon an evaluation of all available objectively verifiable evidence, including but not limited to our operations, current earnings and anticipated future earnings that a release is required. The valuation allowance release had a significant impact to our operating results. The process of evaluating the valuation allowance is highly subjective and requires significant judgment, and our results of operations could vary significantly from estimates. To the extent that we believe it is more likely that we will not realize our deferred tax assets, our financial statements will reflect another significant change to our tax provision and operating results.

Changes in our effective income tax rate could affect our results of operations.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including the passage of the Tax Cuts and Jobs Act, changes in the jurisdictions in which our profits are determined to be earned and taxed, increases in expenses not deductible for tax purposes, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, our utilization of net operating losses, changes in available tax credits, changes in accounting for income taxes, and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of future net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new capital investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits, including the deductibility of executive compensation. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Our recently announced share repurchase program may increase the volatility of our stock and impact our cash position and working capital balances.

In November 2017, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Stock repurchases under the program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. Although our share repurchase program is intended to enhance long-term stockholder value, we are unable to ensure the repurchase program’s effectiveness. In addition, the repurchase program could affect the price and increase the volatility of our stock. The program may also diminish our cash reserves that may be needed for business investments, acquisitions of products and technologies or any other purposes.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions, which could materially and adversely affect our financial condition and liquidity.

Our investment portfolio primarily comprises corporate debt securities, commercial paper, debt securities issued by U.S. governmental agencies and certificates of deposits. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

Our quarterly and annual operating results have varied significantly in the past and are likely to vary in the future, which volatility could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

•	general economic growth or decline in the U.S. or foreign markets;
•	changes in customer demand for our systems;
•	the gain or loss of a key customer or significant changes in the financial condition or one or more key customers;
•	economic conditions in the semiconductor industries;
•	the timing, cancellation or delay of customer orders and shipments;
•	the timing of customer acceptance due to delays or failure to meet required specifications;
•	market acceptance of our products and our customers' products;
•	our ability to recover the higher costs associated with meeting our customers' increasing service demands;
•	competitive pressures on product prices and changes in pricing by our customers or suppliers;
•	the timing of new product announcements and product releases by us or our competitors and our ability to design, introduce and manufacture new products on a timely and cost-effective basis;
•	fluctuations in foreign currency exchange rates, particularly the Japanese yen, the Korean won, European euro and the British pound sterling;
•	the occurrence of trade wars or barriers, or the perception that trade wars or barriers will occur;
•	the occurrence of tax valuation allowances;

•	the occurrence of potential impairments of long-lived assets;
•	the timing of acquisitions of businesses, products or technologies;
•	the effects of war, natural disasters, acts of terrorism or political unrest;
•	the loss of key personnel; and
•	the levels of our fixed expenses, relative to our revenue level.

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

We are exposed to risks related to our banking arrangements and accounts receivable factoring.

We maintain bank accounts with both domestic and foreign financial institutions, any one of the institutions may prove to not be financially viable. If any of these financial institutions experiences financial difficulties or otherwise are unable to honor our deposit arrangements, we may experience material financial losses due to lack of access to our funds which could have an adverse impact on our operating results, financial condition and cash flows. In addition, we enter into factoring arrangements with certain financial institutions to sell a certain portion of our trade receivables. If we were to stop entering into these factoring arrangements, our operating results, financial condition and cash flows could be adversely impacted by delays or failure to collect the trade receivables.

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

If we are unable to maintain our internal control over financial reporting free of material weaknesses, it could adversely affect our business and results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to perform evaluations of our internal control over financial reporting and our independent auditors are required to publicly attest to the effectiveness of our internal control over financial reporting.

In our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, management has concluded that, due to a material weakness in internal control surrounding our inventory accounts, our internal control over financial reporting was not effective as of December 31, 2016. In response to the material weakness, we have implemented additional reporting and monitoring controls over additions to or changes to our master records. Also, we have designed an automated methodology for determining and assigning the frequency levels of counting each inventory item. As of December 30, 2017, our management believe our remediation efforts resulted in the elimination of the previously identified material weakness, and has concluded that it has been remediated. While this material weakness has been remediated, we cannot be certain that we will not, in the future, have additional material weaknesses. We will continue to evaluate the effectiveness of our internal controls to ensure that our financial statements continue to be fairly stated in all material respects.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, in August 2012 the United States Securities and Exchange Commission, or SEC, adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of our products, although we have not yet determined the source of the minerals that we use. These disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings. There have been and will continue to be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in our products. Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. If we determine it is necessary to redesign our products to not use conflict minerals, we would incur costs associated with doing so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 30, 2017, our owned or leased facilities included those described below:

Type	Location	Square Footage	Use
Owned	Milpitas, California	135,692	Corporate headquarters, manufacturing and corporate housing
Leased	Taiwan	23,339	Sales and service
Leased	South Korea	21,312	Sales, service and corporate housing
Leased	United States	19,551	Engineering, sales and service
Leased	Japan	16,628	Sales, service and corporate housing
Leased	China	10,486	Sales and service
Leased	Singapore	4,528	Sales and service
Leased	France	828	Sales and service
	Total	232,364

We believe that our existing facilities are suitable for their respective uses and adequate for our current needs and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NANO.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock on a quarterly basis as reported on the Nasdaq Global Select Market.

Fiscal Year 2017	High	Low
First quarter	$30.46	$24.84
Second quarter	$32.20	$24.89
Third quarter	$28.80	$24.64
Fourth quarter	$29.14	$23.98

Fiscal Year 2016	High	Low
First quarter	$15.86	$12.63
Second quarter	$20.62	$13.82
Third quarter	$22.66	$19.65
Fourth quarter	$25.83	$19.65

Stockholders

On February 20, 2018, there were approximately 133 holders of record of our common stock. Because brokers and the institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation, expansion of our business and repurchase of shares and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On May 29, 2012, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock of which $4.4 million remained as of December 31, 2016. On November 15, 2017 our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, which superseded the 2012 repurchase program. This new plan is referred to as the Stock Repurchase Plan. Stock repurchases under the Stock Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions.

During fiscal year 2017, we repurchased and retired 1,065,848 shares of our common stock at the weighted average price of $25.33 per share under the Stock Repurchase Plan, all of which were purchased in the fourth quarter of fiscal year 2017.

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet to be Repurchase Under the Plans or Program (in thousands)
October 1, 2017, to October 28, 2017	—	—	—	$4,400
October 29, 2017, to November 25, 2017	—	—	—	$50,000
November 26, 2017, to December 30, 2017	1,065,848	$25.33	1,065,848	$23,001

The Stock Repurchase Plan was completed in February 2018, with purchases since December 30, 2017 of 896,187 shares of our common stock at the weighted average price of $25.65 for a cost of $23.0 million. No shares were repurchased in fiscal 2016.

Stock Performance Graph

The following graph presentation compares cumulative five-year stockholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of Nanometrics Incorporated, a broad-based equity market index and an industry-specific index. The broad-based equity market index used is the Nasdaq Composite Index and the industry-specific index used is the PHLX Semiconductor Index.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended or the Exchange Act.

	12/12	12/13	12/14	12/15	12/16	12/17
Nanometrics Incorporated	100.00	132.11	116.64	104.99	173.79	172.82
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
PHLX Semiconductor	100.00	130.15	167.68	156.67	208.23	292.66

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is not necessarily indicative of results of future operations and should not be relied upon as an indicator of our future performance. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our fiscal years 2017, 2016, 2015, 2014, and 2013, as referred to below, refer to our fiscal years ended December 30, 2017, December 31, 2016, December 26, 2015, December 27, 2014 and December 28, 2013, respectively.

	Fiscal Year
	2017(1)	2016(2)	2015	2014(3)	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenues	$258,621	$221,129	$187,367	$166,443	$144,307
Gross profit	$136,701	$114,124	$89,667	$75,822	$62,676
Income (loss) from operations	$42,806	$29,095	$4,973	$(11,653)	$(21,709)
Net income (loss)	$30,202	$44,035	$2,905	$(31,118)	$(14,146)
Basic net income (loss) per share	$1.19	$1.79	$0.12	$(1.30)	$(0.61)
Diluted net income (loss) per share	$1.17	$1.75	$0.12	$(1.30)	$(0.61)

(1)	Our net income included a $2.9 million additional tax expense from the remeasurement of deferred tax assets relating to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.
(2)	Our net income included a release of non-cash valuation allowance of $27.4 million against a significant portion of our U.S. and foreign deferred tax assets.
(3)	Our net loss included a non-cash valuation allowance of $21.1 million on certain U.S. deferred tax assets.

	Fiscal Year
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$117,029	$129,961	$83,085	$83,962	$92,862
Working capital	$196,019	$174,353	$132,903	$119,797	$141,797
Total assets	$309,699	$287,830	$235,540	$223,236	$262,834
Long-term liabilities including current portion of debt obligation	$3,221	$2,030	$3,001	$5,497	$6,504
Total stockholders’ equity	$262,383	$243,774	$187,328	$179,537	$207,373

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are an innovator in the field of metrology systems, inspection systems and advanced analytics for semiconductor manufacturing and other industries. Our systems and solutions are designed to precisely monitor optical critical dimensions, film thickness, and other parameters that are necessary to control the manufacturing process, identify defects, and detect manufacturing equipment anomalies that can affect production yields and device performance.

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

Our revenues are primarily derived from product sales but are also derived from customer service and system upgrades for the installed base of our products. In 2017, we derived 83% of our total net revenues from product sales and 17% of our total net revenues from services.

Important Themes and Significant Trends

The semiconductor equipment industry is characterized by new manufacturing processes (node) coming to market every two to three years. At every new node, in the semiconductor industry our customers drive the need for metrology as a major component of device manufacturing. These trends include:

•

Proliferation of Optical Critical Dimension Metrology across Fabrication Processes. Device dimensions must be carefully controlled during each step of processing. These patterned structures are measured at many subsequent production steps including Chemical Mechanical Polishing, Etch, and Thin Film processing, all driving broader OCD adoption. Our proprietary OCD systems can provide the critical process control of these circuit dimensions that is necessary for successful manufacturing of these state-of-the-art devices. Nanometrics OCD technology is broadly adopted across 3D-NAND, DRAM, and logic semiconductor manufacturing processes.

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

•

Proliferation of High-Density 3D-NAND. Our end customers have migrated to multi (many) layered high aspect ratio 3D-NAND devices. Many stacks of NAND cells are formed in parallel. This 3D-NAND architecture enables cost effective density scaling, removing the burden of density from lithography to deposition and etch processes. These devices require additional process control of deposition stacks, planarization processes, and critical high aspect ratio etch processes. Nanometrics thin films and OCD technologies are adopted across the 3D-NAND process including the periphery CMOS processing, NAND cell formation, and Interconnect of the devices.

•

Adoption of New Types of Thin Film Materials. The need for ever increasing device circuit speed coupled with lower power consumption has pushed semiconductor device manufacturers to new materials and processing methods with single atom/sub nanometer control over these processes.

•

Need for Improved Process Control to Drive Process Efficiencies. Competitive forces influencing semiconductor device manufacturers, such as price-cutting, shorter product life cycles and time to market, place pressure on manufacturers to rapidly achieve production efficiency. Device manufacturers are using our integrated and automated systems, as well as advanced metrology algorithms and analytics throughout the fabrication process to ensure that manufacturing processes scale rapidly, are accurate and can be repeated on a consistent basis.

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

We plan to adopt the new revenue standard, ASC Topic 606, Revenue from Contracts with Customers, in the first quarter of fiscal 2018 by using the modified retrospective method of transition. See “Note 2. Recent Accounting Pronouncements” in Part II, Item 8 of our consolidated financial statements for further discussion on the impact of adopting the new standard.

Allowance for Doubtful Accounts – We maintain allowances for estimated losses resulting from the inability of our customers to make their required payments. We establish credit limits through a process of reviewing the financial history and stability of our customers. Where appropriate and available, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts adequately reflects our risk associated with our receivables. If the financial condition of a customer were to deteriorate, resulting in their inability to make payments, we would assess the necessity of recording additional allowances. This would result in additional general and administrative expenses being recorded for the period in which such determination was made

Inventories – Inventories are stated at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed of. Therefore, a sale of reserved inventory has a higher gross profit margin. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. Inventory includes evaluation tools placed at customer sites. For demonstration inventory, we also consider the age of the inventory and potential cost to refurbish the inventory prior to sale. We amortize demonstration inventory over its useful life and the amortization expense is included in total inventory write down on our statements of cash flows. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional reserves may be required, which would adversely affect gross margin and net income.

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

Upgrade Revenue and Related Cost

Beginning the first quarter of 2016, we now include revenues associated with upgrade sales under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously, upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the twelve months ended December 30, 2017, and December 31, 2016, we included $12.1 million and $11.0 million, respectively of upgrade sales and $2.7 million and $2.4 million, respectively, of costs in Products Revenues and Cost of Products Revenues, respectively. For the twelve months ended December 26, 2015, we included $7.9 million related to upgrade sales, and $3.0 million of costs, in Service Revenues and Costs of Service Revenues, respectively. In our discussion below comparing revenues and gross margin in 2016 to 2015, we compare as if upgrade sales and related costs have been included in Product Revenue and Cost of Revenues in 2015 to give a more meaningful comparison

Results of Operations

Total net revenues

Our net revenues comprised the following (in thousands, except percentages):

	Fiscal Year
	2017	2016	Change
Automated systems	$151,401	$127,378	$24,023	18.9%
Integrated systems	42,183	43,846	(1,663)	(3.8)%
Materials characterization systems	21,293	13,842	7,451	53.8%
Total product revenue	214,877	185,066	29,811	16.1%
Service	43,744	36,063	7,681	21.3%
Total net revenues	$258,621	$221,129	$37,492	17.0%

	Fiscal Year
	2016	2015	Change
Automated systems	$127,378	$102,386	$24,992	24.4%
Integrated systems	43,846	31,579	12,267	38.8%
Materials characterization systems	13,842	12,980	862	6.6%
Total product revenue	185,066	146,945	38,121	25.9%
Service	36,063	40,422	(4,359)	(10.8)%
Total net revenues	$221,129	$187,367	$33,762	18.0%

In 2017, total net revenues increased by $37.5 million from 2016. Customer spending trends for 3D-NAND, DRAM and Foundry primarily contributed to our year over year revenue growth. In 2017, the increase in product revenues of approximately $29.8 million was primarily attributable to increased sales of our Automated systems of $24.0 million, primarily comprised of our newest flagship system, the Atlas III. In 2017, we recognized revenues on Atlas III systems into high-volume manufacturing at multiple leading company fabs and regions, across every key device type in the industry. Materials Characterization accounted for $7.5 million of the increase and was partially offset by a slight decrease of $1.7 million in Integrated Systems sales. Service revenue increased by $7.7 million in 2017 principally due to an increase in sales of spare parts and service contracts as a result of our increasing installed base.

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

Gross margin

Our gross margin breakdown was as follows:

	Fiscal Year
	2017	2016	2015
Products	52.9%	53.1%	46.7%
Service	52.4%	44.1%	51.9%

The calculation of product gross margin includes cost of products including related upgrades and amortization of intangibles. The gross margin on product revenue remained relatively flat in 2017 compared to 2016. However, the gross margin of our services business improved to 52.4% in 2017 from 44.1% in 2016, reflecting an increase of 8.3 percentage points. The increase in gross margin is due to the increases in margin of service parts, a more favorable product mix and higher utilization of our service personnel.

The gross margin on product revenue increased to 53.1% in 2016 from 46.7% in 2015. In 2015 and prior, sales and related cost for upgrades have been included as part of service revenues. Had upgrade sales and related cost been included in Product Revenue and Cost of Revenues in 2015, Product Gross Margin for 2015 would have been 47.5%. The increase in 2016 of 5.6 percentage points was due to a change in product mix, improved installation and warranty related costs and reduced amortization of intangibles as a result of full amortization of the intangible asset. The gross margin of our services business decreased to 44.1% from 51.9% in 2015, reflecting a decrease of 7.8 percentage points. Had upgrade sales and related cost been excluded from Service Revenues and Cost of Service Revenues, Service Gross Margin for 2015 would have been 49.5%, a decrease of 5.4 percentage points, due to the mix of services provided during the year in comparison to the prior year period, and lower labor utilization of service personnel.

Operating expenses

Our operating expenses comprise the following categories (in thousands, except percentages):

	Fiscal Year
	2017	2016	Change
Research and development	$36,716	$31,443	$5,273	16.8%
Selling	30,839	30,181	658	2.2%
General and administrative	26,340	23,381	2,959	12.7%
Amortization of intangible assets	—	24	(24)	(100.0)%
Total operating expenses	$93,895	$85,029	$8,866	10.4%

	Fiscal Year
	2016	2015	Change
Research and development	$31,443	$32,701	$(1,258)	(3.8)%
Selling	30,181	28,055	2,126	7.6%
General and administrative	23,381	22,444	937	4.2%
Amortization of intangible assets	24	114	(90)	(78.9)%
Restructuring charge	—	1,380	(1,380)	(100.0)%
Total operating expenses	$85,029	$84,694	$335	0.4%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customer’s needs. In 2017, research and development costs increased by $5.3 million or 16.8% compared to 2016 primarily due to additional headcount and higher material spending in program related expenses to support our research and development efforts.

Research and development costs decreased by $1.3 million or 3.8% in 2016 compared to 2015 related primarily due to lower spending for material expenses and related costs associated with research and development investments for our next generation systems.

Selling

Selling expenses increased slightly by $0.7 million or 2.2% in fiscal year 2017 compared to fiscal year 2016. The slight increase is due to higher variable compensation, commission expense, and sales related costs, which is consistent with higher revenues in 2017 compared to 2016.

Selling expenses increased by $2.1 million or 7.6% in fiscal year 2016 compared to fiscal year 2015. The increase is due to higher variable compensation, commission expense, and sales related costs, which is consistent with higher revenues in 2016 compared to 2015. In addition, during fiscal year 2016, there was a decrease in utilization of our sales application personnel for installation and warranty effort, which is included in cost of net revenues.

General and administrative

General and administrative expenses increased by $3.0 million or 12.7% in fiscal year 2017 compared to 2016. The increase was primarily due to higher variable compensation costs, recruiting costs associated with our CEO search and higher professional services fees.

General and administrative expenses increased by $0.9 million or 4.2% in fiscal year 2016 compared to 2015. The increase was primarily due to higher variable compensation costs.

Amortization of intangible assets

We recorded no amortization of intangible assets in operating expenses in fiscal 2017 as the related intangible assets became fully amortized in 2016.

Amortization of intangible assets included in operating expenses in fiscal year 2016 decreased slightly compared to 2015, as a result of the reduction in amortization due to intangible assets that became fully amortized in 2016.

Restructuring charge

There were no restructuring charges recorded in 2017 and 2016 fiscal year. We recorded a restructuring charge of $1.4 million in 2015 as a result of our decision to maximize operating effectiveness. This amount includes charges primarily related to employee severance and related costs. As of December 26, 2015, we had completed and settled in full all cash payments related to employee severance.

Other income (expense), net

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Fiscal Year
	2017	2016	Change
Interest income	$8	$35	$(27)	(77.1)%
Interest expense	(92)	(285)	193	(67.7)%
Interest expense, net	$(84)	$(250)	$166	(66.4)%

Net gains on investments	1,311	520	791	152.1%
Other losses, net	(735)	(230)	(505)	219.6%
Other income, net	$576	$290	$286	98.6%
Total other income, net	$492	$40	$452	1130.0%

	Fiscal Year
	2016	2015	Change
Interest income	$35	$71	$(36)	(50.7)%
Interest expense	(285)	(289)	4	(1.4)%
Interest expense, net	$(250)	$(218)	$(32)	14.7%

Net gains on investments	520	220	300	136.4%
Other gains (losses), net	(230)	593	(823)	(138.8)%
Other income, net	290	813	(523)	(64.3)%
Total other income, net	$40	$595	$(555)	(93.3)%

Total other income, net increased by $0.5 million in 2017 compared to 2016 period, primarily due to higher net realized investment gains which is in line with the higher cash and cash equivalents balance in fiscal year 2017, partially offset by unfavorable net revaluation of intercompany balances based on foreign currency fluctuations relative to the U.S. dollar, netted against hedging gains and losses.

Total other income, net decreased by $0.6 million in 2016 compared to 2015 period, due to unfavorable impact of fluctuations of foreign currency rates relative to the U.S. dollar, offset in part against the increase of net realized investment gains. In 2015, the impact of fluctuations of foreign currency rates relative to the U.S. dollar was favorable compared to 2016 period.

Provision for (benefit from) income taxes

We recorded an income tax provision of $13.1 million in 2017, an income tax benefit of $14.9 in 2016, and an income tax provision of $2.7 million in 2015. The increase in the provision for 2017 from 2016 was primarily related to the tax effects of the Tax Cuts and Jobs Act of 2017 and increased profitability for the year ended 2017 offset by the release of a valuation allowance against a significant portion of our U.S. deferred tax assets for the year ended 2016. The decrease in the tax provision for 2016 from 2015 was primarily related to the releasing of the same valuation allowance for the year ended 2016.

Our provision for income taxes for 2017 of $13.1 million reflects an effective tax rate of 30.2%. This rate differs from the Federal statutory rate of 35.0% primarily due to foreign income taxed at lower rates, and tax credits generated in the current year, tax benefits associated with the settlement of equity options/awards, and a one-time benefit related to an entity classification change, offset by an additional provision for the tax effects of the Tax Cuts and Job Act of 2017. Our benefit for income taxes for 2016 of $14.9 million reflects an effective tax rate of negative 51.1%. This rate differs from the Federal statutory rate of 35.0% primarily due to the release of a valuation allowance against a significant portion of our U.S. deferred tax assets which represented a $23.9 million benefit, as well as foreign income taxed at lower rates, and tax credits generated in the current year, offset by equity compensation expenses for which no current tax deduction is available. Our provision for income taxes for 2015 of $2.7 million reflects an effective tax rate of 47.8%. This rate differs from the Federal statutory rate of 35.0% primarily due to losses incurred in foreign jurisdictions where no benefit is currently recorded, as well as equity compensation expenses for which no current tax deduction is available.

We maintain valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As such, in 2017, we released a valuation allowance against our Singapore deferred tax assets of $0.3 million. We currently maintain a valuation allowance against our deferred tax assets in California, Germany, and Switzerland.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, marketable securities and cash flow generated from our operations. Our liquidity is affected by many factors, including those that relate to our specific operations and those that relate to the uncertainties of global and regional economies and the sectors of the semiconductor industry which we operate in. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe our existing cash, cash equivalents and marketable securities, combined with cash currently projected to be generated from our operations, will be sufficient to meet our liquidity needs through at least the next twelve months.

The following table presents selected financial information and statistics as of and for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 (in millions):

	December 30, 2017	December 31, 2016	December 26, 2015
Cash, cash equivalents and marketable securities	$117.0	$130.0	$83.1
Working capital	$196.0	$174.4	$132.9
Cash provided by (used in) operating activities	$20.6	$45.7	$1.6
Cash provided by (used in) investing activities	$(6.7)	$(42.1)	$2.0
Cash provided by (used in) financing activities	$(25.6)	$5.3	$0.2

During 2017, the $20.6 million cash provided by operating activities was a result of $30.2 million of net income plus $25.3 million net effect of non-cash adjustments to net income, offset by $34.5 million net change in operating assets and liabilities. The change in operating assets and liabilities is generally driven by the timing of our customer payments for account receivable and timing of our vendor payments for accounts payable. We expect that cash provided by operating activities may fluctuate due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. The $25.1 million decrease in cash from operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to higher inventory levels at the end of the fiscal year and higher accounts receivable balance as a result of the record high revenue level in the fourth quarter of the 2017 fiscal year. Cash used in investing activities of $6.7 million during 2017, consisted primarily of cash used to acquire certain assets and property, plant and equipment of $7.2 million, as sales and maturities of marketable securities were almost entirely offset by purchases of marketable securities. Cash used in financing activities of $25.6 million during 2017 consisted primarily of $27.0 million of common stock repurchases and $4.2 million of cash paid for taxes on net issuance of stock awards, partially offset by proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options of $5.6 million.

During 2016, cash provided by operating activities was a result of $44.0 million of net income plus the net effect of non-cash adjustments to net income and net change in operating assets and liabilities. The increase in cash from operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to improved working capital, higher revenue levels and higher net income. Cash used in investing activities of $42.1 million during 2016, consisted primarily of $82.9 million net purchases of marketable securities and cash used to acquire $4.0 million of property, plant and equipment, partially offset by cash provided by maturities of marketable securities of $38.8 million and cash received from sales of marketable securities of $6.0 million. Cash provided by financing activities of $5.3 million during 2016 consisted primarily of $8.4 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash paid for taxes on net issuance of stock awards of $1.8 million, $1.0 million of excess tax benefit from equity awards and royalty payments to Zygo of $0.3 million.

During 2015, cash provided by operating activities was a result of $2.9 million of net income, non-cash adjustments to net income of $19.4 million and a decrease in net change in operating assets and liabilities of $20.7 million. Cash from operating activities in fiscal 2015 was a result of improved working capital and an increase in sales. Cash provided by investing activities of $2.0 million during 2015, consisted primarily of cash provided by maturities of marketable securities, net of purchases of $0.4 million, and cash received from sales of marketable securities of $3.4 million, partially offset by cash used to acquire property, plant and equipment of $1.8 million. Cash provided by financing activities of $0.2 million during 2015 consisted primarily of $4.0 million in proceeds from issuance of common stock from the employee stock purchase program and the exercise of stock options, partially offset by cash used to repurchase common stock of $1.7 million, royalty and other payments to Zygo of $0.9 million, and cash paid for taxes on net issuance of stock awards of $1.2 million.

We have evaluated and will continue to evaluate the acquisitions of products, technologies or businesses that are complementary to our business. These activities may result in product and business investments, which may affect our cash position and working capital balances. Some of these activities might require significant cash outlays.

We earn a portion of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $13.4 million of our cash is held by foreign subsidiaries, a portion of which, would have to be repatriated to the United States. We are currently evaluating whether there is a need to repatriate these funds. We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.

Should we require more capital in the United States than is generated by our domestic operations, for example to fund significant discretionary activities such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings.

Repurchases of Common Stock

On May 29, 2012, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock, of which $4.4 million remained as of December 31, 2016.

On November 15, 2017 our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, which superseded the 2012 repurchase program. This new plan is referred to as the Stock Repurchase Plan. Stock repurchases under the Stock Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions.

Shares repurchased and retired in the fourth quarter of fiscal year 2017 under the Stock Repurchase Plan, with the associated cost of repurchase and amount available for repurchase are as follows (in thousands, except number of shares and weighted average price per share):

Fiscal Year 2017
Number of shares of common stock repurchased	1,065,848
Weighted average price per share	$25.33
Total cost of repurchase	$26,999
Amount available for repurchase at end of period	$23,001

The Stock Repurchase Plan was completed in February 2018, with purchases since December 30, 2017 of 896,187 shares of our common stock at the weighted average price of $25.65 for a cost of $23.0 million.

There were no shares repurchased during fiscal year 2016. During fiscal year 2015, we repurchased and retired 111,050 shares of our common stock at the weighted average price of $15.49 per share under a previously approved repurchase plan, all of which were purchased in the first quarter of fiscal year 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of December 30, 2017, and December 31, 2016.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 30, 2017, and the effect of such obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase commitments - inventory (1)	$50,654	$50,654	$—	$—	$—
Other long-term liabilities	521	1	36	37	447
Operating lease obligations	2,968	1,664	1,248	56	—
Total	$54,143	$52,319	$1,284	$93	$447

(1)

We maintain certain open inventory purchase agreements with our suppliers to ensure a smooth and continuous supply availability for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 30, 2017, was approximately $50.7 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.

Excluded from the contractual obligation table above are $4.0 million of future payments related to uncertain tax positions because we cannot reliably estimate the timing of the settlements with the respective tax authorities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A substantial part of our business consists of sales made to customers outside the United States: 87%, 86%, and 80% of sales in 2017, 2016, and 2015, respectively; and 22%, 18%, and 22% of net revenues in 2017, 2016, and 2015, respectively, were denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our operating expenses are incurred by our international operations and denominated in local currencies.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany balances in which costs are charged between our U.S. headquarters and our foreign subsidiaries. On our consolidated balance sheet these intercompany balances are eliminated and thus no consolidated balances are associated with these intercompany balances; however, since each foreign entity's functional currency is generally its respective local currency, there is exposure to foreign exchange risk on a consolidated basis. Intercompany balances are denominated primarily in U.S. dollars and, to a lesser extent, other local currencies. The net intercompany balance, exposed to foreign currency risk, at December 30, 2017, was approximately $0.4 million. A hypothetical change of 10% in the relative value of the US dollar versus local functional currencies could result in an increase or decrease of approximately $44,000 in transaction gains or losses which would be included in our statement of operations.

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

For 2017, 2016 and 2015, foreign currency transactions resulted in a loss of $0.6 million, loss of $0.4 million and a gain of $0.5 million, respectively.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. At December 30, 2017, and December 31, 2016, we held $82.1 million and $82.9 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates. A hypothetical immediate and consistent increase in interest rates by 100 basis points from levels as of December 30, 2017, the fair value of our marketable securities would have declined by $0.5 million. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of December 30, 2017, and December 31, 2016, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nanometrics Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nanometrics Incorporated and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, including the related notes and financial statement schedule listed in the index appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

San Jose, California

February 26, 2018

We have served as the Company’s auditor since 2010.

NANOMETRICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,899	$47,062
Marketable securities	82,130	82,899
Accounts receivable, net of allowances of $126 and $73, respectively	62,457	39,457
Inventories	52,860	38,837
Inventories-delivered systems	1,534	2,457
Prepaid expenses and other	6,234	5,667
Total current assets	240,114	216,379
Property, plant and equipment, net	44,810	44,226
Goodwill	10,232	8,940
Intangible assets, net	2,206	412
Deferred income tax assets	11,924	17,399
Other assets	413	474
Total assets	$309,699	$287,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,857	$11,342
Accrued payroll and related expenses	12,901	12,656
Deferred revenue	7,408	9,168
Other current liabilities	7,249	8,047
Income taxes payable	2,680	813
Total current liabilities	44,095	42,026
Deferred revenue	1,661	816
Income taxes payable	860	841
Deferred tax liability	179	20
Other long-term liabilities	521	353
Total liabilities	47,316	44,056
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,628,722 and 25,070,889, respectively, issued and outstanding	26	25
Additional paid-in capital	255,368	271,969
Retained earnings (deficit)	9,113	(22,174)
Accumulated other comprehensive income (loss)	(2,124)	(6,046)
Total stockholders’ equity	262,383	243,774
Total liabilities and stockholders’ equity	$309,699	$287,830

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net revenues:
Products	$214,877	$185,066	$146,945
Service	43,744	36,063	40,422
Total net revenues	258,621	221,129	187,367
Costs of net revenues:
Cost of products	100,910	85,391	76,224
Cost of service	20,804	20,160	19,450
Amortization of intangible assets	206	1,454	2,026
Total costs of net revenues	121,920	107,005	97,700
Gross profit	136,701	114,124	89,667
Operating expenses:
Research and development	36,716	31,443	32,701
Selling	30,839	30,181	28,055
General and administrative	26,340	23,381	22,444
Amortization of intangible assets	—	24	114
Restructuring charge	—	—	1,380
Total operating expenses	93,895	85,029	84,694
Income from operations	42,806	29,095	4,973
Other (income) expense:
Interest income	8	35	71
Interest expense	(92)	(285)	(289)
Other income, net	576	290	813
Total other income, net	492	40	595
Income before income taxes	43,298	29,135	5,568
Provision for (benefit from) income taxes	13,096	(14,900)	2,663
Net income	$30,202	$44,035	$2,905
Net income per share:
Basic	$1.19	$1.79	$0.12
Diluted	$1.17	$1.75	$0.12
Weighted average shares used in per share calculation:
Basic	25,334	24,655	24,059
Diluted	25,919	25,153	24,375

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net income	$30,202	$44,035	$2,905
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,170	(869)	(2,344)
Employee benefit plan adjustment	(160)	(17)	(76)
Net change on unrealized (losses) gains on available-for-sale investments	(88)	42	(13)
Other comprehensive income (loss)	3,922	(844)	(2,433)
Comprehensive income	$34,124	$43,191	$472

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 27, 2014	23,813,729	24	251,396	(69,114)	(2,769)	179,537
Net income	—	—	—	2,905		2,905
Employee benefit plan adjustment	—	—	—	—	(76)	(76)
Foreign currency translation adjustments	—	—	—	—	(2,344)	(2,344)
Unrealized loss on investments, net of tax	—	—	—	—	(13)	(13)
Issuance of common stock under stock-based compensation plans	521,607	—	2,792	—	—	2,792
Stock-based compensation expense	—	—	6,248	—	—	6,248
Repurchases and retirement of common stock under share repurchase plans	(111,050)	—	(1,721)	—	—	(1,721)
Balance as of December 26, 2015	24,224,286	24	258,715	(66,209)	(5,202)	187,328
Net income	—	—	—	44,035		44,035
Employee benefit plan adjustment	—	—	—	—	(17)	(17)
Foreign currency translation adjustments	—	—	—	—	(869)	(869)
Unrealized gain on investments, net of tax	—	—	—	—	42	42
Issuance of common stock under stock-based compensation plans	846,603	1	6,624	—	—	6,625
Stock-based compensation expense	—	—	7,666	—	—	7,666
Excess tax benefit related to stock options	-	—	(1,036)	—	—	(1,036)
Balance as of December 31, 2016	25,070,889	25	271,969	(22,174)	(6,046)	243,774
Net income	—	—	—	30,202		30,202
Adjustment due to adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting			139	1,085		1,224
Employee benefit plan adjustment	—	—	—	—	(160)	(160)
Foreign currency translation adjustments	—	—	-	—	4,170	4,170
Unrealized loss on investments, net of tax	—	—	—	—	(88)	(88)
Issuance of common stock under stock-based compensation plans	623,681	1	1,440	—	—	1,441
Stock-based compensation expense	—	—	8,819	—	—	8,819
Repurchases and retirement of common stock under share repurchase plans	(1,065,848)	—	(26,999)	—	—	(26,999)
Balance as of December 30, 2017	24,628,722	$26	$255,368	$9,113	$(2,124)	$262,383

See Notes to Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Cash flows from operating activities:
Net income	$30,202	$44,035	$2,905
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,920	8,295	9,075
Stock-based compensation	8,819	7,666	6,248
Excess tax benefit from equity awards	—	1,036	—
Disposal of fixed assets	631	478	1,121
Inventory write-down	2,020	2,110	2,645
Deferred income taxes	6,858	(16,783)	345
Changes in fair value of contingent payments to Zygo Corporation	—	(1,175)	(56)
Changes in assets and liabilities:
Accounts receivable	(19,523)	(2,707)	(12,610)
Inventories	(18,037)	4,526	(16,431)
Inventories-delivered systems	923	399	(943)
Prepaid expenses and other	(230)	905	3,271
Accounts payable, accrued and other liabilities	1,049	2,462	4,167
Deferred revenue	(915)	(3,634)	1,006
Income taxes payable	1,886	(1,928)	828
Net cash provided by operating activities	20,603	45,685	1,571
Cash flows from investing activities:
Payment for acquisition of certain assets	(2,000)	—	—
Sales of marketable securities	53,030	5,955	3,383
Maturities of marketable securities	77,250	38,775	41,863
Purchases of marketable securities	(129,766)	(82,864)	(41,449)
Purchases of property, plant and equipment	(5,204)	(3,999)	(1,846)
Net cash (used in) provided by investing activities	(6,690)	(42,133)	1,951
Cash flows from financing activities:
Payments to Zygo Corporation related to acquisition	—	(315)	(851)
Proceeds from sale of shares under employee stock option plans and purchase plan	5,576	8,447	3,974
Excess tax benefit from equity awards	—	(1,036)	—
Taxes paid on net issuance of stock awards	(4,135)	(1,822)	(1,182)
Repurchases of common stock under share repurchase plans	(26,999)	-	(1,721)
Net cash (used in) provided by financing activities	(25,558)	5,274	220
Effect of exchange rate changes on cash and cash equivalents	(518)	82	(264)
Net (decrease) increase in cash and cash equivalents	(12,163)	8,908	3,478
Cash and cash equivalents, beginning of period	47,062	38,154	34,676
Cash and cash equivalents, end of period	$34,899	$47,062	$38,154
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$3,040	$3,767	$(826)
Supplemental disclosure of non-cash investing activities:
Transfer of inventory to property, plant and equipment, net	$2,451	$2,345	$1,469
Property, plant and equipment included in accounts payable	$957	$683	$36
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

Fiscal Year – The Company utilizes a 52/53 week fiscal year ending on the last Saturday of the calendar year. For each of fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, the period presented consisted of a 52-week year, 53-week year and 52-week year, respectively.

Upgrade Revenue and Related Cost - Beginning the first quarter of 2016, revenues associated with upgrade sales are now included under Products Revenues, and the related costs in Cost of Products Revenue. This change was due to the types of upgrades currently being sold, which are primarily system software and hardware performance upgrades to extend the features and functionality of a product. Previously upgrades consisted of a group of parts and/or software that change the existing configuration of a product. For the twelve months ended December 30, 2017, and December 31, 2016, $12.1 million and $11.0 million, respectively, of upgrade sales and $2.7 million and $2.4 million of costs, respectively, are included in Products Revenues and Cost of Products Revenues. For the year ended December 26, 2015, $7.9 million related to upgrade sales, and $3.0 million of costs, are included in Service Revenues and Costs of Service Revenues, respectively, in the accompanying Condensed Consolidated Statement of Operations.

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

Foreign Currency Translation – The assets and liabilities of foreign subsidiaries are translated from their respective local functional currencies at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the reporting period. Resulting translation adjustments are reflected in “Accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses, as well as remeasurement of assets and liabilities denominated in a currency other than the functional currency are reflected in “Other income (expense)” in the consolidated statements of operations in the period incurred, and consists of a $0.6 million loss, a $0.4 million loss and a $0.5 million gain for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Inventories – Inventories are stated at the lower of cost, which approximates actual cost on a first-in, first-out basis, or net realizable value. The Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from suppliers. The Company has established inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. Once a reserve has been established, it is maintained until the part to which it relates is sold or is otherwise disposed of. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. For demonstration inventory, the Company also considers the age of the inventory and potential cost to refurbish the inventory prior to sale. Demonstration inventory is amortized over its useful life and the amortization expense is included in total inventory write down on the statements of cash flows. When recorded, reserves are intended to reduce the carrying value of the Company’s inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional reserves may be required.

Inventories – delivered systems – The Company reflects the cost of systems that were invoiced upon shipment but deferred for revenue recognition purposes separate from its inventory held for sale as “Inventories – delivered systems.”

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were $0.2 million in 2017, $0.2 million in 2016, and $0.3 million in 2015.

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

Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing net income by the number of weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution from outstanding dilutive stock options (using the treasury stock method), restricted stock units subject to vesting and shares issuable under the employee stock purchase plan. In applying the treasury stock method 0.6 million, 0.5 million and 0.3 million stock option shares for fiscal year 2017, 2016 and 2015, respectively, were included in the calculation of diluted shares.

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

The Company sells its products primarily to end users in the United States, Asia and Europe and, generally, does not require its customers to provide collateral or other security to support accounts receivable. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated potential bad debt losses. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Aggregate revenue from the Company's top five largest customers in 2017, 2016 and 2015 consisted of 73%, 73% and 69%, respectively, of its total net revenues. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or sub-assemblies; disruption of manufacturing facilities; and its ability to attract and retain employees necessary to support its growth.

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

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the FASB issued an accounting standard update that simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as equity or liability, and classification on the statement of cash flows. The new standard requires adoption of certain amendments relevant to the Company to be applied using a modified retrospective transition method by means of cumulative effect adjustment to retained earnings as of the beginning of the fiscal year 2017.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In July 2015, the FASB issued an accounting standard update which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new standard applies only to inventories for which cost is determined by methods other than last-in-first-out and the retail inventory method. Effective in the first quarter of fiscal 2017, the Company adopted this guidance. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial condition and results of operation.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2016, the FASB issued an accounting standard update which requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This standard is required to be applied with a modified retrospective transition approach. The Company generally does not finance purchases of equipment or other capital, but does lease some equipment and facilities. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures but anticipates most its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

In May 2014, the FASB issued an accounting standard update which requires an entity to recognize the amount of revenue to which it expects to be entitled to for transferring promised goods or services to customers. The updated standard replaces most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method (“modified retrospective” method). In August 2015, the FASB deferred for one year the effective date of the new revenue standard, with early adoption permitted but not earlier than the original effective date. Consequently, the new standard will be effective for the Company on December 31, 2017 and the Company has determined it will not adopt early.

Based on the Company’s assessment, the Company will adopt the new guidance in the first quarter of fiscal 2018 by using the modified retrospective method of transition. While the Company is concluding its assessment of the impact of the new standard, the Company believes that the timing of revenue recognition for certain systems and performance obligations, will generally occur earlier than under current revenue recognition guidance. Under current U.S. GAAP, revenue for certain systems or performance obligations is delayed until formal customer sign-off has occurred and/or contractual obligations have been met, whereas under the new standard, revenue should be recorded when transfer of control has occurred, which is normally upon shipment. While the Company expects revenue related to these arrangements to remain unchanged in total, the nature of when control transfers may change the timing of revenue recognition. Nanometrics expects the full-year positive impact to the opening balance of retained earnings related to the adoption of the new standard to be in the range of $0.7 million to $1.2 million. This amount reflects the margin related to revenue deferred as of December 30, 2017, that will not be reported as revenue in fiscal 2018. The amount of this revenue is estimated to be between $1.5 million and $2.5 million. This amount will also be reflected as a reduction to the beginning backlog of the first quarter of fiscal 2018. This amount is comprised of goods shipped in fiscal 2017 but deferred due to either lack of customer acceptance or failure of the customer to meet certain contractual commitments. Under the new standard, the Company has determined that transfer of control occurs at the time of shipment for these items and that the deferral of revenue associated with the unbilled amount is no longer appropriate per the new standard. Additionally, the Company believes the adoption of the new standard will not result in a different set of performance obligations, when compared to current GAAP. The Company further believes that required changes to its current business processes and IT systems, to comply with the new standard, will be minor in nature. Other aspects of the standard, including the capitalization of costs related to the acquisition and/or fulfillment of the Company’s contracts are still being evaluated, but the Company believes impacts are immaterial. The Company is concluding its evaluation of the impact of the new standard on the Company’s contracts with customers and will continue to monitor industry activities and other guidance provided by the accounting profession and regulators and adjust its approach and implementation plans as required.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	December 30, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$256	$—	$—	$256	$959	$—	$—	$959
Commercial paper and corporate debt securities	—	—	—	—	—	2,499	—	2,499
Total cash equivalents	$256	$—	$—	$256	$959	$2,499	$—	$3,458

Marketable securities:
U.S. Treasury, U.S. Government and U.S. Government agency debt securities	—	1,495	—	1,495	—	17,072	—	17,072
Certificate of deposits	—	14,497	—	14,497	—	23,019	—	23,019
Commercial paper	—	7,949	—	7,949	—	22,402	—	22,402
Municipal securities and corporate debt securities	—	47,968	—	47,968	—	14,943	—	14,943
Asset backed securities	—	10,221	—	10,221	—	5,463	—	5,463
Total marketable securities	$—	$82,130	$—	$82,130	$—	$82,899	$—	$82,899

Total(1)	$256	$82,130	$—	$82,386	$959	$85,398	$—	$86,357

(1)	Excludes $34.6 million and $43.6 million held in operating accounts as of December 30, 2017, and December 31, 2016, respectively.

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

Derivatives

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value with changes recorded in other income, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The derivatives have maturities of approximately 30 days.

The settlement result of forward foreign currency contracts included in the fiscal year ended December 30, 2017 and December 31, 2016, was a gain of $1.4 million and a loss of $1.7 million, respectively, and these balances are included in other income, net, in the consolidated statements of operations.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s outstanding derivative instruments on a gross basis:

	As of December 30, 2017			As of December 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
	(in millions)	Asset	Liability	(in millions)	Asset	Liability

Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	$27.5	—	$0.1	$12.6	—	—
Sell	$16.8	0.1	—	$1.3	—	—

Note 4. Cash and Investments

The following table presents cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	December 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,643	$—	$—	$34,643
Cash equivalents:
Money market funds	256	—	—	256
Marketable securities:
U.S. Government agency securities	1,500	—	(5)	1,495
Certificates of deposits	14,498	—	(1)	14,497
Commercial paper	7,952	—	(3)	7,949
Corporate debt securities	48,073	—	(105)	47,968
Asset-backed securities	10,240	—	(19)	10,221
Total cash, cash equivalents, and marketable securities	$117,162	$—	$(133)	$117,029

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$43,604	$—	$—	$43,604
Cash equivalents:
Money market funds	959	—	—	959
Commercial paper and corporate debt securities	2,499	—	—	2,499
Marketable securities:
U.S. Treasury securities	5,667	—	—	5,667
U.S. Government agency securities	11,412	—	(7)	11,405
Certificates of deposits	23,000	19	—	23,019
Commercial paper	22,402	—	—	22,402
Corporate debt securities	14,194	—	(6)	14,188
Municipal securities	756	—	(1)	755
Asset-backed securities	5,466	—	(3)	5,463
Total cash, cash equivalents, and marketable securities	$129,959	$19	$(17)	$129,961

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of December 30, 2017, and December 31, 2016, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date. Gross realized gains and losses on sale of securities are recorded in other income, net, in the Company’s statement of operations. Net realized gains and losses for fiscal 2017, 2016, and 2015 was $1.3 million, $0.5 million and $0.2 million, respectively.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders' equity. Both the gross unrealized gains and gross unrealized losses for the fiscal years ended December 30, 2017, and December 31, 2016 were insignificant and no marketable securities had other than temporary impairment. All marketable securities as of December 30, 2017, and December 31, 2016, had maturity dates of less than two years.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. After a transfer of financial assets, an entity stops recognizing the financial assets when control has been surrendered. The agreement met the criteria of a true sale of these assets since the acquiring party retained the title to these receivables and had assumed the risk that the receivables will be collectible. The Company pays administrative fees as well as interest ranging from 0.61% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold. The Company sold $18.6 million and $31.5 million of receivables during fiscal years ended December 30, 2017, and December 31, 2016, respectively. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third party financial institutions at December 30, 2017, and December 31, 2016.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	December 30, 2017	December 31, 2016
Inventories:
Raw materials and sub-assemblies	$32,187	$23,506
Work in process	13,498	10,347
Finished goods	7,175	4,984
Inventories	52,860	38,837
Inventories-delivered systems	1,534	2,457
Total inventories	$54,394	$41,294

Property, plant and equipment, net:(1)
Land	$15,573	$15,568
Building and improvements	20,880	20,532
Machinery and equipment	36,380	35,659
Furniture and fixtures	2,420	2,282
Software	9,558	9,756
Capital in progress	4,418	2,748
Total property, plant and equipment, gross	89,229	86,545
Accumulated depreciation and amortization	(44,419)	(42,319)
Total property, plant and equipment, net	$44,810	$44,226
(1) Total depreciation and amortization expense for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 was $6.7 million, $6.8 million, and $6.9 million, respectively.
Other Current Liabilities:
Accrued warranty	$4,863	$3,838
Accrued taxes	813	706
Customer deposits	—	581
Accrued professional services	534	424
Accrued royalties	—	1,233
Other	1,039	1,265
Total other current liabilities	$7,249	$8,047

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 26, 2015	$(4,948)	$(210)	$(44)	$(5,202)
Current period change	(869)	(17)	42	(844)
Balance as of December 31, 2016	(5,817)	(227)	(2)	(6,046)
Current period change	4,170	(160)	(88)	3,922
Balance as of December 30, 2017	$(1,647)	$(387)	$(90)	$(2,124)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income into income statement line items were insignificant.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the years ended December 30, 2017 and December 31, 2016, respectively (in thousands):

Amounts
Balance as of December 26, 2015	$9,415
Foreign currency movements	(475)
Balance as of December 31, 2016	8,940
Foreign currency movements	1,292
Balance as of December 30, 2017	$10,232

There were no business acquisitions made by the Company during fiscal years 2017, 2016 and 2015.

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

The Company completed its annual goodwill impairment assessment during the fourth quarter of 2017 by first performing a Step 0 qualitative assessment. As part of this assessment, the Company considered the trading value of the Company's stock, the industry trends, and the Company's sales forecast and products plans. The Company concluded that it was more likely than not that the fair value was more than the carrying values of the Company's reporting unit and therefore did not proceed to the Step 1 goodwill impairment test.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of their balance at December 30, 2017. The Company did not record any impairment charges related to goodwill in fiscal year 2017.

The Company assesses if there have been triggers that may require it to evaluate the reasonableness of the remaining estimated useful lives of its intangible assets. No such triggers were identified during fiscal year 2017.

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of December 30, 2017, and December 31, 2016 consisted of the following (in thousands):

	December 30, 2017
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,887	$(16,681)	$2,206
Customer relationships	9,438	(9,438)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,252)	—
Trademark	80	(80)	—
Total	$32,584	$(30,378)	$2,206

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$15,726	$(15,380)	$346
Customer relationships	9,322	(9,322)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,186)	66
Trademark	80	(80)	—
Total	$29,307	$(28,895)	$412

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. Total amortization expense for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015, was $0.2 million, $1.5 million and $2.1 million, respectively.

There were no impairment charges related to intangible assets recorded during the year ended December 30, 2017.

The estimated future amortization expense of finite intangible assets as of December 30, 2017, is as follows (in thousands):

Fiscal Years	Amounts
2018	283
2019	352
2020	286
2021	286
2022	286
Thereafter	713
Total future amortization expense	2,206

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

Components of the warranty accrual, which were included in the accompanying consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016
Balance as of beginning of period	$3,838	$4,504
Accruals for warranties issued during period	5,247	4,509
Settlements during the period	(4,222)	(5,175)
Balance as of end of period	$4,863	$3,838

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that Nanometrics’ products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as of December 30, 2017, and December 31, 2016.

Contractual Obligations – The Company maintains certain open inventory purchase agreements with its suppliers to ensure a smooth and continuous supply availability for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company estimates its open inventory purchase commitment as of December 30, 2017, was approximately $50.7 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled.

The Company leases facilities and certain equipment under non-cancelable operating leases. Rent expense, which is recorded on a straight-line basis over the term of the respective lease, for 2017, 2016 and 2015 was approximately $1.8 million, $1.8 million and $1.7 million, respectively. Future minimum lease payments under its operating leases are as follows (in thousands):

Operating Leases
2018	1,664
2019	935
2020	313
2021	54
2022	2
Thereafter	—
Total	$2,968

Legal Proceedings – From time to time, the Company is subject to various legal proceedings or claims arising in the ordinary course of business.

On August 2, 2017, the Company was named as defendant in a complaint filed in New Hampshire Superior Court (“Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and the Company pertaining to certain product. On September 18, 2017, the Company removed the action to the United States District Court for the District of New Hampshire. On September 25, 2017, the Company moved to transfer the Complaint to the Northern District of California and to dismiss all claims in the Complaint for lack of personal jurisdiction and for failure to state a claim. On September 27, 2017, OSI filed a motion to remand. On January 31, 2018, the District Court of New Hampshire denied OSI’s motion to remand. OSI has not yet responded to the Company’s motions to transfer or dismiss, but is scheduled to on February 19, 2018.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Net Income Per Share

The Company presents both basic and diluted net income per share on the face of its consolidated statements of operations. Basic net income per share excludes the effect of potentially dilutive shares and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding for the period plus the effect to all potentially dilutive common shares outstanding during the period, including contingently issuable shares and certain stock options, calculated using the treasury stock method. A reconciliation of the share denominator of the basic and diluted net income per share computations is as follows (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Weighted average common shares outstanding used in basic net income per share calculation	25,334	24,655	24,059
Potential dilutive common stock equivalents, using treasury stock method	585	498	316
Weighted average shares used in diluted net income per share calculation	25,919	25,153	24,375

For the year ended December 30, 2017, December 31, 2016, and December 26, 2015, the Company had securities outstanding which could potentially dilute basic earnings per share in the future. For the years ended December 30, 2017, December 31, 2016 and December 26, 2015, the weighted average common share equivalents consisting of stock options and restricted stock units included in the calculation of diluted net income per share were 0.6 million, 0.5 million and 0.3 million shares, respectively.

Note 11. Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

Preferred and Common Stock

The authorized capital stock of Nanometrics consists of 47,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share.

Stock Repurchase

On May 29, 2012, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock of which $4.4 million remained as of December 31, 2016.

On November 15, 2017, the Company's Board of Directors approved a program to repurchase up to $50.0 million of its common stock which superseded the 2012 repurchase program. This new plan is referred to as the Stock Repurchase Plan with an effective date of November 20, 2017. Stock repurchases under this plan may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions.

Shares repurchased and retired for fiscal year 2017, 2016 and 2015, with the associated cost of repurchase and amount available for repurchase at the end of the respective periods are as follows (in thousands, except number of shares and weighted average price per share):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Number of shares of common stock repurchased	1,065,848	—	111,050
Weighted average price per share	$25.33	—	$15.49
Total cost of repurchase	$26,999	—	$1,721
Amount available for repurchase at end of period	$23,001	—	$4,397

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Stock Repurchase Plan was completed in February 2018, with purchases since December 30, 2017 of 896,187 shares of our common stock at the weighted average price of $25.65 for a cost of $23.0 million.

Stock Option Plans

The Nanometrics option plans are as follows:

Plan Name	Participants	Shares Authorized
2005 Equity Incentive Plan	Employees, consultants and directors	8,292,594
2000 Employee Stock Option Plan	Employees and consultants	2,450,000
2000 Director Stock Option Plan	Non-employee directors	250,000
Accent Optical Technologies, Inc. Stock Incentive Plan	Employees and consultants	205,003

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (“ESPP”), eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offering period, subject to an annual statutory limitation. At the end of the fiscal year ended December 30, 2017, the Company had 0.5 million shares remaining for issuance under the ESPP. Shares purchased under the ESPP were 122,298 shares, 212,619 shares and 125,504 shares in 2017, 2016 and 2015 at a weighted average price of $21.19, $14.29 and $13.98, respectively.

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

Valuation and Expense Information

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise. The expected life was calculated using the simplified method allowed by the SAB 107. The risk-free rates were based on the U.S Treasury rates in effect during the corresponding period. The expected volatility was based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period. The weighted-average fair value calculations are based on the following average assumptions:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Volatility	37.2%	38.7%	36.9%
Risk free interest rate	0.91%	0.44%	0.12%
Dividends	—	—	—

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options and Restricted Stock Units (“RSUs”)

On May 23, 2017, the Company approved further amendments to the 2005 Equity Incentive Plan including: increasing the number of shares of common stock authorized by 1.0 million shares and extending the term of the 2005 Equity Incentive Plan through 2027. All other terms remained the same.

Stock Options

No stock options were granted in fiscal years 2017, 2016 and 2015. A summary of activity of stock options is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 26, 2015	1,059,471	$14.61	2.47	$1,920
Exercised	(442,339)	13.66
Cancelled/Forfeited	(176,587)	15.83
Outstanding at December 31, 2016	440,545	15.06	2.12	$4,405
Exercised	(223,364)	13.35
Cancelled/Forfeited	(855)	16.63
Outstanding at December 30, 2017	216,326	$16.82	1.76	$1,752
Exercisable at December 30, 2017	215,620	$16.81	1.76	$1,748

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.92 as of December 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $3.1 million, $2.7 million and $1.6 million, respectively. The fair value of options vested during 2017, 2016 and 2015 was $0.3 million, $0.7 million and $1.5 million, respectively.

The following table summarizes ranges of outstanding and exercisable options as of December 30, 2017.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.98-$15.00	23,383	1.83	$14.64	23,383	$14.64
$15.08-$15.65	27,697	1.37	15.62	27,697	15.62
$15.74-$15.74	3,333	0.40	15.74	3,333	15.74
$15.85-$15.85	60,000	2.20	15.85	60,000	15.85
$16.00-$17.33	31,700	1.82	17.00	31,700	17.00
$17.70-$18.08	6,613	1.55	17.92	6,588	17.92
$18.22-$18.22	3,600	3.16	18.22	3,449	18.22
$18.51-$18.51	9,000	3.14	18.51	8,583	18.51
$18.79-$18.79	1,000	3.23	18.79	887	18.79
$19.03-$19.03	50,000	1.13	$19.03	50,000	$19.03
$12.98-$19.03	216,326			215,620

As of December 30, 2017, the total unrecognized compensation costs related to unvested stock options was less than $0.1 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 0.10 years.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units (“RSUs”)

Each RSU counts against the Company’s “2005 Equity Incentive Plan” at a ratio of one and seven tenths shares for each unit granted but represents an amount equal to the fair value of one share of the Company’s common stock. The Company granted 454,600 and 476,667 RSUs during the years ended December 30, 2017, and December 31, 2016, respectively, to key employees with vesting periods up to three years.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 26, 2015	713,243	$15.99
Granted	476,667	17.45
Released	(315,872)	16.05
Cancelled	(54,253)	16.29
Outstanding RSUs as of December 31, 2016	819,785	16.79
Granted	454,600	27.12
Released	(387,592)	16.81
Cancelled	(96,494)	19.01
Outstanding RSUs as of December 30, 2017	790,299	$22.46

As of December 30, 2017, the total unrecognized compensation costs related to RSU's was $12.5 million and is expected to be recognized as an expense over a weighted average remaining amortization period of 1.75 years.

Market-Based Performance Stock Units (“PSUs”)

In addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to certain executives. The PSUs will vest in tranches over one, two, and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 66.7% of the shares of the Company’s stock subject to the PSUs will vest, and up to a maximum of 100% of the shares subject to the PSUs will vest if the maximum stock price performance is achieved for each tranche. For certain shares granted in fiscal 2017, 62,500 shares are the cumulative maximum number of shares that may vest for all measurement periods.

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 26, 2015	60,000	$12.23
Granted	67,500	8.52
Released	(13,333)	12.03
Cancelled	(6,667)	12.03
Outstanding PSUs as of December 31, 2016	107,500	9.94
Granted	122,050	20.51
Released	(38,500)	10.41
Cancelled	(61,100)	19.41
Outstanding PSUs as of December 30, 2017	129,950	$15.60

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2017 Award	2016 Award	2015 Award
Grant Date Fair Values Per Share	$14.57-$26.75	$8.52	$12.23
Weighted-average assumptions/inputs:
Expected Dividend	—	—	—
Range of risk-free interest rates	1.74%-1.84%	0.92%	0.25%-1.1%
Range of expected volatilities for peer group	22%-66%	22%-93%	23%-65%

The number of RSUs granted during fiscal year 2017 was 454,600, which counted as 772,820 shares, and PSUs granted during fiscal year 2017 was 122,050, which counted as 207,485 against the 2005 Equity Incentive Plan. The number of RSUs cancelled during fiscal year 2017 was 96,494, which counted as 164,040 shares, and PSUs cancelled during fiscal year 2017 was 61,100, which counted as 103,870, against the 2005 Equity Incentive Plan. Each RSU represents an amount equal to the fair value of one share of the Company's common stock.

A summary of activity under the Company’s stock option plans including options, RSUs and PSUs during fiscal year 2017, 2016 and 2015 and shares available for grant as of the respective period end dates, is as follows:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Shares available for grant at beginning of fiscal year	1,334,581	1,916,589	2,464,082
Additional Shares Authorized	1,000,000	—	—
Options – cancelled	855	176,587	94,012
Options - expired plan shares		(116,192)	(1,800)
RSUs – granted	(772,820)	(810,334)	(860,980)
RSUs – cancelled	164,040	92,230	202,356
RSUs - shares issued to satisfy tax withholding obligations	251,724	179,117	120,919
PSUs – granted	(207,485)	(114,750)	(102,000)
PSUs – cancelled	103,870	11,334	—
Shares available for grant at end of fiscal year	1,874,765	1,334,581	1,916,589

Stock-based Compensation Expense

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Effective January 1, 2017, as a result of the adoption of ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting”, the Company has elected to account for forfeitures as they occur. Refer to Note 2. Recent Accounting Pronouncements for further discussion on the adoption. As such, for fiscal year ended December 30, 2017, stock-based compensation expense is recognized in the consolidated statement of operations, net of actual forfeitures during the period. Prior to the adoption of ASU No. 2016-09, the Company estimated forfeitures at the time of grant, based on historical forfeiture experience, and revised if necessary, in subsequent periods, if actual forfeitures differ from estimates. Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2016, and December 26, 2015, has been reduced for estimated forfeitures.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are required to be separately classified in the consolidated statements of cash flows. The Company recognized $1.0 million of excess tax benefit in fiscal year 2016, and none in both fiscal years 2017 and 2015, respectively.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Cost of products	$842	$403	$274
Cost of service	616	509	309
Research and development	1,720	1,408	1,036
Selling	2,323	2,046	1,881
General and administrative	3,318	3,300	2,748
Total stock-based compensation expense related to employee stock options and employee stock purchases	$8,819	$7,666	$6,248

Note 12. Defined Benefit Pension Plan

Nanometrics sponsors a statutory government mandated defined benefit pension plan (the “Benefit Plan”) in Taiwan for its local employees. The fair value of plan assets was $0.3 million for fiscal year ended 2017, and $0.2 million for each of fiscal years 2016 and 2015, respectively; and the net funding deficiency of the Benefit Plan was $0.5 million, $0.4 million, and $0.3 million for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. Based on the nature and limited extent of the pension plan, we determined this pension plan was not material for separate disclosure.

Note 13. Income Taxes

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

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Domestic	$34,238	$25,372	$178
Foreign	9,060	3,763	5,390
Income (loss) before income taxes	$43,298	$29,135	$5,568

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Current:
Federal	$3,250	$697	$148
State	9	85	3
Foreign	2,998	2,111	2,266
	6,257	2,893	2,417
Deferred:
Federal	6,314	(16,641)	190
State	53	(320)	3
Foreign	472	(832)	53
	6,839	(17,793)	246
Provision (benefit) for income taxes	$13,096	$(14,900)	$2,663

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	At
	December 30, 2017	December 31, 2016
Deferred tax assets:
Reserves and accruals	$5,797	$11,043
Deferred revenue	240	349
Shared based compensation	1,483	2,590
Tax credit carry-forwards	9,669	10,112
Net operating losses	9,755	8,434
Depreciation & amortization	(1,525)	(2,898)
Other	207	(1,252)
Total deferred tax assets	25,626	28,378
Less: Valuation allowance	(13,702)	(10,980)
Total deferred tax assets net of valuation allowance	11,924	17,398
Deferred tax liabilities:
Depreciation & amortization	(12)	(6)
Other	(167)	(14)
Total deferred tax liabilities	(179)	(20)
Net deferred tax assets	$11,745	$17,378

As of December 30, 2017, the Company had net operating loss carryforwards of $25.6 million in California, $3.0 million in other states, and $35.0 million in foreign countries, which begin to expire in 2018.

As of December 30, 2017, the Company had available carryforward Federal and California R&D tax credits of $7.0 million and $8.9 million, respectively. Federal R&D tax credit carryforwards begin to expire in 2032. State R&D tax credits carryforward indefinitely.

During the years ended December 30, 2017, and December 31, 2016, the change in valuation allowances was $1.5 million and $(25.8) million, respectively. The valuation allowance increase in 2017 was primarily related to the increase net benefit of the California deferred tax assets from lower federal rates, offset by a valuation allowance release against a portion of the Company’s foreign deferred tax assets. The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. For the year ended December 30, 2017, the Company possessed enough positive evidence to determine that is was more-likely-than-not that the Company would utilize a significant portion of its Singapore deferred tax assets.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Therefore, the Company released $0.3 million of valuation allowance in that jurisdiction. The Company continues to maintain valuation allowances against its California and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowances will be reflected in the tax provision for the period such determination is made.

Changes in tax laws and tax rates could affect the Company's recorded deferred tax assets and liabilities in the future. The Company's tax liabilities involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Management will account for any such changes or factors in the period in which such law changes are enacted. On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (“The Act”), was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the Company revalued its net deferred tax asset to the lower enacted rate. The Company's net deferred tax asset represents differences between the carrying amounts and tax bases of assets and liabilities carried on the Company's balance sheet.

In addition to the revaluation of deferred tax assets and liabilities in reflecting the lower tax rates, the Act also imposes a deemed repatriation tax on the Company’s total post-1986 deferred foreign income.  During the year ended December 30, 2017, the company recognized $0.6 million as a provisional estimate for income taxes under the U.S. Securities and Exchange Commission Accounting Bulletin No. 118. The provisional estimate is subject to revisions as we complete our analysis of the Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies.  Our accounting for the tax effects of the Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.

Differences between income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Income taxes computed at U.S. statutory rate	$15,153	$10,197	$1,949
State income taxes	227	223	28
Foreign tax rate differential	794	3,502	342
Change in valuation allowance	1,490	(25,738)	1,648
Equity compensation	(1,803)	380	311
Tax credits	(2,336)	(3,191)	(1,834)
Domestic production activities deduction	(608)	(354)	—
Liabilities for uncertain tax positions	18	67	74
Other, net	161	14	145
Provision (benefit) for income taxes	$13,096	$(14,900)	$2,663

As of December 30, 2017, The Company has provided U.S income taxes on all its foreign earnings. The Company still continues to permanently reinvest the cash held offshore to support its working capital needs.   Accordingly, no additional foreign withholding taxes that may be required from certain jurisdictions in the event of a cash distribution have been provided thereon.

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

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Rollforward Table (at Gross): As of
	December 30, 2017	December 31, 2016	December 26, 2015
Unrecognized tax benefits - beginning of the period	$6,477	$6,961	$6,442
Gross increases-tax positions in prior period	32	23	127
Gross decreases-tax positions in prior period	—	(1,193)	(306)
Gross increases-current-period tax positions	723	686	698
Lapse of statute of limitations	(81)	—	—
Unrecognized tax benefits - end of the period	$7,151	$6,477	$6,961

The unrecognized tax benefit at December 30, 2017, was $7.2 million, of which $4.0 million would impact the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of December 30, 2017, December 31, 2016, and December 26, 2015. The Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

The Company is subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, and China. Due to tax attribute carry-forwards, the Company is subject to examination for tax years 2003 forward for U.S. tax purposes. The Company was also subject to examination in various states for tax years 2002 forward. The Company is subject to examination for tax years 2009 forward for various foreign jurisdictions.

Note 14. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of thin film and optical critical dimension systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's business. For the years ended December 30, 2017, December 31, 2016, and December 26, 2015, the Company recorded revenue from customers primarily in the United States, Asia and Europe. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Total net revenues (1):
South Korea	$94,082	$44,735	$30,572
China	29,826	43,460	17,373
Singapore	21,810	37,096	17,395
United States	33,983	29,887	36,720
Taiwan	20,147	27,189	46,715
Japan	41,979	26,604	31,140
Other	16,794	12,158	7,452
Total net revenues	$258,621	$221,129	$187,367

(1)	Net revenues are attributed to countries based on the customer's deployment and service locations of systems.

NANOMETRICS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 30, 2017	December 31, 2016
Long-lived tangible assets:
United States	$43,427	$42,688
Taiwan	510	818
South Korea	576	554
Japan	60	57
All Other	237	109
Total long-lived tangible assets	$44,810	$44,226

The Company’s product lines differ primarily based on the environment in which the systems will be used. Automated systems are used primarily in high-volume production environments. Materials characterization products are primarily used to measure the composition, band gap, structure, and other physical and electrical properties of semiconducting materials for discrete electronic industry, high brightness LED and solar/photovoltaic structures in both development and high-volume environments. Integrated systems are installed inside wafer processing equipment to provide near real-time measurements for improving process control and increasing throughput. Revenues by product type were as follows (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Automated Systems	$151,401	$127,378	$102,386
Integrated Systems	42,183	43,846	31,579
Materials Characterization Systems	21,293	13,842	12,980
Total product revenues	$214,877	$185,066	$146,945

The following customers accounted for 10% or more of total accounts receivable, net:

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Taiwan Semiconductor Manufacturing Company Limited	***	20%	26%
Samsung Electronics Co. Ltd.	13%	14%	***
Micron Technology, Inc.	18%	12%	***
Intel Corporation	***	11%	***
Toshiba Corporation	31%	10%	27%

***	The customer accounted for less than 10% of total accounts receivable, net, as of that period end.

The following customers accounted for 10% or more of total net revenue:

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Samsung Electronics Co. Ltd.	26%	***	13%
SK Hynix	13%	15%	11%
Micron Technology, Inc.	12%	20%	16%
Intel Corporation	11%	18%	***
Toshiba Corporation	11%	***	10%
Taiwan Semiconductor Manufacturing Company Limited	***	10%	19%

***	The customer accounted for less than 10% of total net revenue during the period.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the years ended December 30, 2017, and December 31, 2016 (in thousands, except per share amounts):

	Quarters Ended
	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017
Total net revenues	$78,205	$56,675	$64,427	$59,314
Gross profit	$43,973	$30,660	$33,621	$28,447
Income from operations	$19,162	$7,484	$10,652	$5,508
Net income(1)	$10,798	$5,764	$8,288	$5,352
Net income per share:
Basic	$0.43	$0.23	$0.33	$0.21
Diluted	$0.42	$0.22	$0.32	$0.21
Shares used in per share computations:
Basic	25,378	25,494	25,307	25,133
Diluted	25,819	25,932	25,906	25,833

	Quarters Ended
	December 31, 2016	September 24, 2016	June 25, 2016	March 26, 2016
Total net revenues	$59,159	$58,714	$55,767	$47,489
Gross profit	$30,804	$30,404	$28,425	$24,491
Income from operations	$8,963	$9,066	$7,336	$3,730
Net income(2)	$26,654	$7,883	$6,031	$3,467
Net income per share:
Basic	$1.07	$0.32	$0.25	$0.14
Diluted	$1.04	$0.31	$0.24	$0.14
Shares used in per share computations:
Basic	24,949	24,826	24,524	24,308
Diluted	25,514	25,282	24,927	24,597

(1)	Our net income included a $2.9 million additional tax expense from the remeasurement of deferred tax assets relating to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017
(2)	Net Income included a release of non-cash valuation allowance of $27.4 million on the Company’s U.S., and foreign deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017, the end of the period covered by this Annual Report on Form 10-K.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of such date.

Remediation of material weakness

As disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we identified a material weakness in internal control over financial reporting related to the existence of inventories subject to our cycle counting program.

During fiscal 2017, we implemented the following remedial actions:

•	Implemented an additional reporting and monitoring controls over additions or changes to our inventory item master records; and
•	Designed an automated methodology for determining and assigning the frequency levels each inventory item should be counted

We believe that the remediation steps completed during fiscal 2017 significantly improved our internal control over financial reporting and the material weakness reported as of December 31, 2016, had been fully remediated as of December 30, 2017.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting was designed to provide reasonable, not absolute, assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, which was conducted based on the COSO criteria, our management, including our CEO and CFO have concluded our internal control over financial reporting was effective, as of December 30, 2017.

The effectiveness of our internal control over financial reporting as of December 30, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter ended December 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 30, 2017, specifically:

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

Information regarding our executive officers is set forth at the end of Item I, Part 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant."

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

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of our existing equity compensation plans as of December 30, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	216,326	$16.82	1,981,016
Equity compensation plans not approved by security holders	—	$—	—
Total	216,326	$16.82	1,981,016

(1)

The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of restricted stock units and performance-based shares, as they have no exercise price.

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

See Index to Consolidated Financial Statements in Item 8 on page 39 of this Annual Report on Form 10-K.

(2)	Consolidated Financial Statement Schedule.

The following consolidated financial statement schedule of Nanometrics Incorporated is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule
II - Valuation and Qualifying Accounts as of and for the years ended December 30, 2017, December 31, 2016 and December 26, 2015

Our allowance for doubtful accounts receivable consists of the following (in thousands):

Year Ended	Balance at beginning of period	Additions to Allowance	Charges Utilized/Write-offs	Balance at end of period
December 30, 2017	$73	$78	$(25)	$126
December 31, 2016	$150	$—	$(77)	$73
December 26, 2015	$253	$10	$(113)	$150

Our valuation allowance for deferred tax assets consists of the following (in thousands):

Year Ended	Balance at beginning of period	Additions to Allowance	Charges Utilized/Write-offs	Balance at end of period
December 30, 2017	$10,980	$2,984	$(262)	$13,702
December 31, 2016	$36,786	$1,643	$(27,449)	$10,980
December 26, 2015	$35,835	$951	$—	$36,786

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.

See Exhibit Index under part (b) below.

(b)	Exhibit Index

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number/Appendix Reference
3.(i)	Certificate of Incorporation
3.1	Certificate of Incorporation of the Registrant	8-K	000-13470	10/5/2006	3.1
3.(ii)	Bylaws
3.2	Bylaws of the Registrant	8-K	000-13470	4/12/2012	3.1
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Common Stock Certificate	10-Q	000-13470	11/9/2016	4.1
10	Material Contracts
	Management Contracts, Compensatory Plans, Contracts or Arrangements
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	8-K	000-13470	2/20/2013	10.1
10.2	Registrant’s 2000 Employee Stock Option Plan and form of Stock Option Agreement	S-8	333-40866	7/6/2000	4.2
10.3	Registrant’s 2000 Director Stock Option Plan and form of Stock Option Agreement	10-K	000-13470	3/13/2008	10.2
10.4	Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan	Schedule 14A	000-13470	4/4/2016	Appendix 1
10.5	Form of Subscription Agreement Under the Registrant’s Amended and Restated 2003 Employee Stock Purchase Plan	S-8	333-40866	9/3/2003	4.1
10.6	Registrant’s Amended and Restated 2005 Equity Incentive Plan	Schedule 14A	000-13470	4/4/2017	Appendix B
10.7	Registrant’s Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements	10-K	000-13470	3/13/2008	10.8
10.8	Transition and Consulting Agreement, dated as of August 9, 2017, between Nanometrics Incorporated and Timothy J. Stultz.	8-K	000-13470	8/11/2017	10.1
10.9	Nanometrics Incorporated 2017 Executive Performance Bonus Plan	Schedule 14A	000-13470	4/4/2017	Appendix A
10.10	Compensation Arrangements with Named Executive Officers	8-K	000-13470	11/8/2017	Item 5.02
10.11	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-13470	3/24/2015	99.1
10.12	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Timothy J. Stultz, Ph.D., dated May 19, 2015	8-K	000-13470	5/22/2015	10.1
10.13	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Jeffrey Andreson, dated May 19, 2015	8-K	000-13470	5/22/2015	10.2
10.14	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and S. Mark Borowicz, dated May 19, 2015	8-K	000-13470	5/22/2015	10.3
10.15	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Kevin Heidrich, dated May 19, 2015	8-K	000-13470	5/22/2015	10.4

10.16	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Janet Taylor, dated August 27, 2015	10-Q	000-13470	10/30/2015	10.1
10.17	Compensation Arrangement with Non-Employee Directors	10-Q	000-13470	7/28/2016	10.3
10.18	General Severance Benefits and Change in Control Severance Benefits Agreement between Registrant and Rollin Kocher, dated November 10, 2016	10-K	000-13470	3/3/2017	10.22
10.19	Employment Agreement between the Registrant and Jeffrey Andreson, dated September 22, 2014	10-Q	000-13470	10/31/2014	10.1
10.20	Employment Agreement between the Registrant and Pierre-Yves Lesaicherre, dated November 27, 2017	-	-	-	-
10.21	Separation Agreement between Registrant and S. Mark Borowicz, dated January 8, 2018	-	-	-	-
10.22	Independent Contractor Agreement between Registrant and S. Mark Borowicz, dated January 8, 2018	-	-	-	-
10.23	Retention Bonus Agreement between Registrant and Greg Swyt, dated December 18, 2017	-	-	-	-
10.24	Relocation Agreement between Registrant and Rollin Kocher, dated December 16, 2016	-	-	-	-
10.25	Form of Offer Letter to Timothy J. Stultz	8-K	000-13470	8/8/2007	10.1
All Other Material Contracts
21	Subsidiaries
21.1	Subsidiaries of the Registrant	-	-	-	-
23	Consents of Experts and Counsel
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	-	-	-	-
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
31.2	Certification of Greg Swyt, principal financial officer and controller of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
32	Section 1350 Certifications
32.1*	Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, and Greg Swyt, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall, not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	-	-	-	-
100.INS	XBRL Instance Document
100.SCH	XBRL Taxonomy Extension Schema Document
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Document previously filed in the table above are incorporated by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2018

NANOMETRICS INCORPORATED
By:	/S/ Pierre-Yves Lesaicherre
Pierre-Yves Lesaicherre
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Pierre-Yves Lesaicherre	President, Chief Executive Officer and Director	February 26, 2018
Pierre-Yves Lesaicherre	(Principal Executive Officer)

/S/ Greg Swyt	Vice President, Finance	February 26, 2018
Greg Swyt	(Principal Financial Officer and Controller)

/S/ Bruce C. Rhine	Chairman of the Board of Directors	February 26, 2018
Bruce C. Rhine

/S/ J. Thomas Bentley	Director	February 26, 2018
J. Thomas Bentley

/S/ Edward J. Brown Jr.	Director	February 26, 2018
Edward J. Brown Jr.

/S/ Robert G. deuster	Director	February 26, 2018
Robert G. Deuster

/S/ Christopher A. Seams	Director	February 26, 2018
Christopher A. Seams

/S/ Timothy J. Stultz	Director	February 26, 2018
Timothy J. Stultz

/S/ Christine Tsingos
Christine Tsingos	Director	February 26, 2018