Form 10-Q
period 2018-03-31
NANOMETRICS INC
filed 2018-05-03
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 23,890,563 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$65,912	$34,899
Marketable securities	57,975	82,130
Accounts receivable, net of allowances of $116 and $126, respectively	59,034	62,457
Inventories	53,110	52,860
Inventories-delivered systems	1,493	1,534
Prepaid expenses and other	6,905	6,234
Total current assets	244,429	240,114
Property, plant and equipment, net	43,795	44,810
Goodwill	10,611	10,232
Intangible assets, net	3,171	2,206
Deferred income tax assets	9,671	11,924
Other assets	345	413
Total assets	$312,022	$309,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,492	$13,857
Accrued payroll and related expenses	9,669	12,901
Deferred revenue	9,029	7,408
Other current liabilities	7,120	7,249
Income taxes payable	3,565	2,680
Total current liabilities	47,875	44,095
Deferred revenue	1,290	1,661
Income taxes payable	1,409	860
Deferred tax liability	186	179
Other long-term liabilities	535	521
Total liabilities	51,295	47,316
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 23,890,563 and 24,628,722, respectively, issued and outstanding	24	26
Additional paid-in capital	234,793	255,368
Retained earnings	26,136	9,113
Accumulated other comprehensive loss	(226)	(2,124)
Total stockholders’ equity	260,727	262,383
Total liabilities and stockholders’ equity	$312,022	$309,699

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net revenues:
Products	$71,019	$48,175
Service	11,294	11,139
Total net revenues	82,313	59,314
Costs of net revenues:
Cost of products	28,593	25,478
Cost of service	6,154	5,337
Amortization of intangible assets	35	52
Total costs of net revenues	34,782	30,867
Gross profit	47,531	28,447
Operating expenses:
Research and development	10,202	8,694
Selling	9,024	7,938
General and administrative	7,741	6,307
Total operating expenses	26,967	22,939
Income from operations	20,564	5,508
Other income (expense):
Interest income	3	1
Interest expense	(96)	(40)
Other income (expense), net	352	(3)
Total other income (expense), net	259	(42)
Income before income taxes	20,823	5,466
Provision for income taxes	4,442	114
Net income	$16,381	$5,352
Net income per share:
Basic	$0.68	$0.21
Diluted	$0.67	$0.21
Weighted average shares used in per share calculation:
Basic	24,063	25,133
Diluted	24,483	25,833

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$16,381	$5,352
Other comprehensive income:
Change in foreign currency translation adjustment	1,987	1,945
Net change on unrealized loss on available-for-sale investments	(89)	(9)
Other comprehensive income:	1,898	1,936
Comprehensive income	$18,279	$7,288

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$16,381	$5,352
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,724	1,854
Stock-based compensation	2,338	2,164
Disposal of fixed assets	45	63
Inventory write-down	95	406
Deferred income taxes	2,062	(479)
Changes in assets and liabilities:
Accounts receivable	8,035	(6,874)
Inventories	315	(2,695)
Inventories-delivered systems	41	(823)
Prepaid expenses and other	(454)	(88)
Accounts payable, accrued and other liabilities	(1,474)	970
Deferred revenue	2,172	3,039
Income taxes payable	1,434	186
Net cash provided by operating activities	32,714	3,075
Cash flows from investing activities:
Payments to acquire certain assets	(1,000)	—
Sales of marketable securities	17,435	10,181
Maturities of marketable securities	6,500	24,531
Purchases of marketable securities	—	(36,514)
Purchases of property, plant and equipment	(1,319)	(47)
Net cash provided by (used in) investing activities	21,616	(1,849)
Cash flows from financing activities:
Proceeds from sale of shares under employee stock option plans and purchase plan	545	1,217
Taxes paid on net issuance of stock awards	(476)	(1,755)
Repurchases of common stock under share repurchase plans	(22,987)	—
Net cash used in financing activities	(22,918)	(538)
Effect of exchange rate changes on cash and cash equivalents	(399)	(333)
Net increase in cash and cash equivalents	31,013	355
Cash and cash equivalents, beginning of period	34,899	47,062
Cash and cash equivalents, end of period	$65,912	$47,417
Supplemental disclosure of non-cash investing activities:
Transfer of property, plant and equipment to inventory, net	$(91)	$22
Property, plant and equipment included in accounts payable	$265	$789

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

Basis of Presentation – The accompanying condensed consolidated financial statements (“financial statements”) have been prepared on a consistent basis with the audited consolidated financial statements as of December 30, 2017, and include all normal recurring adjustments necessary to fairly state the information set forth therein. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) for interim periods in accordance with S-X Article 10, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The operating results for interim periods are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2018.

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

Changes to Significant Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these financial statements.

The Company adopted the new accounting standard Topic 606, Revenue from Contracts with Customers and all the related amendments using the modified retrospective method of transition. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. We adopted the new standard for all contracts not substantially completed at the date of adoption and the Company expects all new contracts will be governed by the new standard.

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

The Company recognizes revenue when control of a good or service has transferred to a customer.  The amount of revenue recognized reflects the amount which Nanometrics expects to be entitled to in exchange for the transfer of the goods or services in a contract with a customer.  Revenue excludes amounts collected on behalf of third parties including taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue producing transaction.  Shipping and handling costs associated with outbound freight both before and after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.  Nanometrics records revenue on a gross basis, rather than net, as it acts as the principle in all of its contractual arrangements and not as an agent.

Nanometrics follows a 5-Step process to evaluate its contracts with customers to determine the amount and timing of revenue recognition.

Nanometrics first identifies whether a legally enforceable contract with a customer exists.  A legally enforceable contract creates enforceable rights and obligations on both parties.  Nanometrics evaluates the following criteria in its evaluation and if all criteria are not met, a contract does not exist and any revenue that otherwise would be recorded because a good or service had been transferred to a customer is deferred until such time that a contract exists:  (1)  both Nanometrics and the customer have approved the contract and are committed to perform, (2) Nanometrics can identify each party’s rights regarding the goods or services to be transferred, (3) Nanometrics can identify the payment terms for the goods or services to be delivered, (4) the contract has commercial substance, and (5) it is probable that Nanometrics will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. Historically, the Company has not experienced Customer payment defaults that would lead us to conclude that we don’t have a contract under the new standard. Nanometrics evidences all its contracts in writing and the identification of the contract may include (1) reference to a master agreement that governs for multiple years, (2) a Volume Purchase Agreement that generally governs for 12 months and is negotiated with the larger customers to establish pricing for a committed volume of business, or (3) purchase orders which often govern the purchase of a single system or service item.

Once the contract has been identified, Nanometrics evaluates the promises in the contract to identify performance obligations.  Many of the contracts include more than one performance obligation – for example the delivery of a system generally includes the promise to install the system in the customer’s facility.  Additionally, a contract could include the purchase of multiple systems or the purchase of a system and an upgrade.  Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract.  Generally, Nanometrics performance obligations can be categorized as (1) systems – including refurbished systems, (2) installation obligations, (3) hardware upgrades, (4) non-operating system software options / upgrades, (5) spare parts, (6) service contracts, (7) billable services and (8) other miscellaneous service items.

Once the performance obligations in the contract have been identified, Nanometrics estimates the transaction price of the contract.  The estimate includes amounts that are fixed as well as those that can vary based on contractual terms (eg., performance bonuses/penalties, amounts payable to customers, rebates, prompt payment discounts, etc.) These variable consideration items are rare as most Nanometrics contracts include only fixed amounts.  It is expected that estimates of variable consideration will be immaterial for Nanometrics and would occur if customers did not meet their contractual purchase commitments and Nanometrics is entitled to recover additional contract consideration.

Once the transaction price of the contract has been identified, Nanometrics allocates the transaction price to the identified performance obligations.  This is done on a relative selling price basis using standalone selling prices (“SSP”).  For most performance obligations, Nanometrics does not have observable SSP’s as they are not regularly sold on a standalone basis however if a performance obligation does have an observable SSP it is used for allocation purposes (e.g. spares parts are sold using a standard price list and often sold separately).  Without observable SSP’s, Nanometrics estimates the SSP using a methodology which maximizes the use of observable inputs – namely a cost plus gross margin approach.

Lastly, Nanometrics records the amount allocated to each performance obligation as revenue when control of that good or service has transferred to the customer.  Nanometrics first evaluates whether a good or service is transferred over time, and if it is not, then it is recorded at a point in time.  For service contracts, Nanometrics records revenue based on its measurement of progress, and the best method to determine this is the percentage of the stand-ready obligation that is completed to date as this best reflects the value of the service transferred to the customer. All other items at Nanometrics are recorded at a point in time other than the service contracts with customers. The timing of satisfaction of the performance obligation to payment is dependent upon the negotiated payment terms but generally occurs within 30 to 60 days.  Nanometrics evaluates the following indicators to determine the point in time at which control transfers to the Customer, and may apply judgment in this evaluation: (1) whether Nanometrics has a present right to payment, (2) whether the customer has legal title, (3) whether the customer has physical possession, (4)  whether the customer has significant risks and rewards of ownership, and (5) whether customer acceptance is a formality (i.e., whether customer acceptance of the tool is reasonably assured). Typically, for new product introductions, Nanometrics defers revenue recognition until formal customer acceptance is received from the customer. In almost all other situations, there is little or no significant judgment applied by Nanometrics in determining if control of a good or service has transferred to a customer. Additionally, for system shipments to Japan, revenue is deferred because typical contractual terms indicate that payment is not due, and title does not transfer until customer acceptance occurs.

The Company warrants its products against defects in manufacturing. Upon recognition of product revenue, this assurance-type warranty is recorded as a liability for anticipated warranty costs. On occasion, customers request a warranty period longer than the Company's standard warranty. In those instances, in which where extended warranty services are separately quoted to the customer or if the warranty includes services beyond just an assurance that the product will work as intended, an additional performance obligation is created, and the associated revenue is deferred and recognized as service revenue ratably over the term of the extended warranty period. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue.

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or delivery of different types of services. The Company's tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on relative selling price and that revenue is recognized upon completion of the installation and receipt of final acceptance. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, which terms can be up to twelve months. The Company does not grant its customers a general right of return or any refund terms and may impose a penalty on orders cancelled prior to the scheduled shipment date.  Consideration received from customers for cancelled orders is rare as orders are typically not cancelled once placed.

When performance obligations are not transferred to a customer at the end of a reporting period, the amount allocated to those performance obligations are deferred until control of these performance obligations is transferred to the customer. If performance obligations cannot be accounted for as separate units of accounting, the entire arrangement is accounted for as a single unit of accounting and revenue is deferred until all elements are delivered and all revenue recognition requirements are met.  These liabilities arising from contracts with customers are reported as Deferred Revenue in the consolidated balance sheet.  The amount of revenue recognized in the first quarter of fiscal 2018 that was included in the contract liability balance as of the beginning of the quarter was $1.5 million. Generally, all contracts have expected durations of one year or less.  Accordingly, Nanometrics applies the practical expedient allowed for in U.S. GAAP and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Nanometrics incurs costs related to the acquisition of its contract with customers in the form of sales commissions.  Sales commissions are paid to the internal direct sales team as well as to third-party representatives, and distributors.  Contractual agreements with each of these parties outline commissions structures and rates to be paid.  Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions.  As such, most of the contracts have an economic life of significantly less than a year, although some volume purchase agreements might extend beyond 12 months (the capitalization and amortization of commission costs for contracts that extend beyond one year is immaterial for Nanometrics).  Accordingly, the Company expense these contract acquisition costs in accordance with the practical expedient outlined in U.S. GAAP when the underlying contract asset is less than one year.

Nanometrics does not incur any costs to fulfill the contracts with customers that is not already reported in compliance with another applicable standard (for example, inventory or plant, property and equipment).  Given the nature of the systems, the Company does not have costs which are separately identifiable to just a particular contract (for example, dedicated labs).

Nanometrics records accounts receivable when revenue has been recorded and the amount due from the customer is reasonably assured and unconditionally due.  In certain situations, Nanometrics may record revenue because goods or services have been transferred to the customer, but the amount is not unconditionally due.  In these situations, a contract asset is reflected in the consolidated balance sheet (Unbilled A/R). This amount is subsequently reported as accounts receivable when the condition that made the amount conditional is resolved (for example, when the final installation obligation is completed, and Nanometrics has recorded revenue for the delivery of the system in an amount larger than what has been invoiced). The balance of contract assets included in the Accounts Receivable at March 31, 2018 is $4.4 million.  The opening balance of contract assets was $4.3 million, reflecting no significant change during the quarter.  The significant change in the balance of contract assets is due to the adoption of the new revenue standard.

Note 2. New Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2016, the FASB issued an accounting standard update which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this standard in the first quarter of fiscal 2018 using a modified retrospective approach. The adoption did not have a material impact on the financial statements.

In August 2016, the FASB issued an accounting standard which addresses eight specific cash flow classification issues. This update is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. The standard is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of this guidance did not have an impact on the Company’s consolidated statement of cash flows.

In May 2014, the FASB issued an accounting standard update which requires an entity to recognize the amount of revenue to which it expects to be entitled to for transferring promised goods or services to customers. The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of December 31, 2017.  The Company applied Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at December 31, 2017.  This method was chosen due to the Company’s inability to review all necessary contract information to adopt the standard using the full retrospective methods.  Both methods are allowed per U.S. GAAP.  Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605.

The following tables summarize the impacts of Topic 606 adoption on the Company’s financial statements (in thousands):

	Balance at December 30, 2017	Adjustments Due to Adoption of ASC 606	Balance at December 31, 2017
ASSETS
Inventory delivered systems	$1,534	$(726)	$808
LIABILITIES & STOCKHOLDERS EQUITY
Deferred Revenue (Current)	$7,408	$(1,666)	$5,742
Retained Earnings	$9,113	$940	$10,053

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net Revenue	$82,313	$78,037	$4,276
Net Income	$16,381	$13,320	$3,061
Net income per share:
Basic	$0.68	$0.55	$0.13
Diluted	$0.67	$0.54	$0.13

The adoption of this guidance did not have a material impact on the Company’s first quarter of fiscal 2018 ending balance sheet nor consolidated statement of cash flows.

Recently Issued Accounting Standards

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	March 31, 2018				December 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,680	$—	$—	$9,680	$256	$—	$—	$256
Marketable securities:
U.S. Government agency debt securities	—	1,496	—	1,496	—	1,495	—	1,495
Certificates of deposits	—	6,995	—	6,995	—	14,497	—	14,497
Commercial paper	—	5,474	—	5,474	—	7,949	—	7,949
Corporate debt securities	—	36,842	—	36,842	—	47,968	—	47,968
Asset-backed Securities	—	7,168	—	7,168	—	10,221	—	10,221
Total marketable securities	$—	$57,975	$—	$57,975	$—	$82,130	$—	$82,130
Total(1)	$9,680	$57,975	$—	$67,655	$256	$82,130	$—	$82,386

(1)

Excludes $56.2 million and $34.6 million held in operating accounts as of March 31, 2018 and December 30, 2017, respectively. See “Note 4. Cash and Investments” of the Notes to Consolidated Financial Statements for more information.

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

The settlement of forward foreign currency contracts included in the three months ended March 31, 2018 and April 1, 2017 was a loss of $1.0 million and a gain of $0.4 million, respectively. These are included in other income (expense), net, in the consolidated statements of operations.

The following table presents the notional amounts and fair values of the Company’s outstanding derivative instruments in U.S. Dollar equivalent (in millions):

	As of March 31, 2018			As of December 30, 2017
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	$29.4	$—	$0.1	$27.5	$—	$0.1
Sell	$19.8	$—	$—	$16.8	$0.1	$—

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$56,232	$—	$—	$56,232
Cash equivalents:
Money market funds	9,680	—	—	9,680
Marketable securities:
U.S. Government agency securities	1,500	—	(4)	1,496
Certificate of deposits	6,999	—	(4)	6,995
Commercial paper	5,481	—	(7)	5,474
Corporate debt securities	37,017	—	(175)	36,842
Asset-backed securities	7,204	—	(36)	7,168
Total cash, cash equivalents, and marketable securities	$124,113	$—	$(226)	$123,887

	December 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,643	$—	$—	$34,643
Cash equivalents:
Money market funds	256	—	—	256
Marketable securities:
U.S. Government agency securities	1,500	—	(5)	1,495
Certificates of deposits	14,498	—	(1)	14,497
Commercial paper	7,952	—	(3)	7,949
Corporate debt securities	48,073	—	(105)	47,968
Asset-backed securities	10,240	—	(19)	10,221
Total cash, cash equivalents, and marketable securities	$117,162	$—	$(133)	$117,029

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of March 31, 2018 and December 30, 2017, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income (expense), net, in the Company’s statement of operations. For the three months ended March 31, 2018 and April 1, 2017, net realized gains and losses were not material.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three months ended March 31, 2018 and April 1, 2017 were not material and no marketable securities had other than temporary impairment.

All marketable securities as of March 31, 2018 and December 30, 2017, had maturity dates of less than two years.

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

The Company sold $21.9 million and $5.2 million of receivables during the three months ended March 31, 2018 and April 1, 2017, respectively. There were no amounts due from such third party financial institutions at March 31, 2018 and December 30, 2017.

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	March 31, 2018	December 30, 2017
Inventories:
Raw materials and sub-assemblies	$29,781	$32,187
Work in process	15,781	13,498
Finished goods	7,548	7,175
Inventories	53,110	52,860
Inventories-delivered systems	1,493	1,534
Total inventories	$54,603	$54,394

Property, plant and equipment, net:(1)
Land	$15,573	$15,573
Building and improvements	21,212	20,880
Machinery and equipment	39,629	36,380
Furniture and fixtures	2,470	2,420
Software	9,584	9,558
Capital in progress	1,502	4,418
Total property, plant and equipment, gross	89,970	89,229
Accumulated depreciation and amortization	(46,175)	(44,419)
Total property, plant and equipment, net	$43,795	$44,810
(1) Total depreciation and amortization expense was $1.7 million and $1.8 million for the three months ended March 31, 2018 and April 1, 2017, respectively.
Other Current Liabilities:
Accrued warranty	$4,643	$4,863
Accrued taxes	721	813
Accrued professional services	470	534
Other	1,286	1,039
Total other current liabilities	$7,120	$7,249

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized (Loss) on Investment	Accumulated Other Comprehensive Income
Balance as of December 30, 2017	$(1,647)	$(387)	$(90)	$(2,124)
Current period change	1,987	—	(89)	1,898
Balance as of March 31, 2018	$340	$(387)	$(179)	$(226)

The items above, except for unrealized loss on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive loss into income statement line items were insignificant.

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the three months ended March 31, 2018:

(in thousands)
Balance as of December 30, 2017	$10,232
Foreign currency movements	379
Balance as of March 31, 2018	$10,611

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of March 31, 2018 and December 30, 2017 consisted of the following (in thousands):

	March 31, 2018
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$11,636	$(8,465)	$3,171
Customer relationships	8,521	(8,521)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,252)	—
Trademark	80	(80)	—
Total	$24,416	$(21,245)	$3,171

	December 30, 2017
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,887	$(16,681)	$2,206
Customer relationships	9,438	(9,438)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,252)	—
Trademark	80	(80)	—
Total	$32,584	$(30,378)	$2,206

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. The total amortization expense for both the three months ended March 31, 2018 and April 1, 2017 was $0.1 million.

There were no impairment charges related to intangible assets recorded during the three months ended March 31, 2018 and April 1, 2017.

The estimated future amortization expense of finite intangible assets as of March 31, 2018 is as follows (in thousands):

Fiscal Years	Amounts
2018 (remaining nine months)	248
2019	352
2020	429
2021	429
2022	429
Thereafter	1,284
Total future amortization expense	$3,171

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance as of beginning of period	$4,863	$3,838
Accruals for warranties issued during period	1,445	1,369
Settlements during the period	(1,665)	(963)
Balance as of end of period	$4,643	$4,244

Note 9. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 30, 2017.

Legal Proceedings - From time to time, the Company is subject to various legal proceedings or claims arising in the ordinary course of business.

On August 2, 2017, the Company was named as defendant in a complaint filed in New Hampshire Superior Court (“Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and the Company pertaining to certain product. On September 18, 2017, the Company removed the action to the United States District Court for the District of New Hampshire. On September 25, 2017, the Company moved to transfer the Complaint to the Northern District of California and to dismiss all claims in the Complaint for lack of personal jurisdiction and for failure to state a claim. On September 27, 2017, OSI filed a motion to remand. On January 31, 2018, the District Court of New Hampshire denied OSI’s motion to remand. The Court held a hearing on Nanometrics' motions to transfer or dismiss on September 24, 2018, and at the conclusion of the hearing the Court stated that it intended to transfer the case to the Northern District of California.

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three months ended March 31, 2018 and April 1, 2017 is as follows (in thousands):

	Three Month Ended
	March 31, 2018	April 1, 2017
Weighted average common shares outstanding used in basic net income per share calculation	24,063	25,133
Potential dilutive common stock equivalents, using treasury stock method	420	700
Weighted average shares used in diluted net income per share calculation	24,483	25,833

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

	Three Months Ended
	March 31, 2018	April 1, 2017
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	27.2%	35.2%
Risk free interest rate	1.61%	0.65%
Dividends	—	—

No stock options were awarded during the three months ended March 31, 2018 and April 1, 2017.

A summary of activity of stock options during the three months ended March 31, 2018 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Options
Outstanding at December 30, 2017	216,326	$16.82
Exercised	(43,614)	16.13
Cancelled	—	—
Outstanding at March 31, 2018	172,712	16.99
Exercisable at March 31, 2018	172,712	$16.99

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $26.90 as of March 29, 2018, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2018 and April 1, 2017 was $0.5 million and $0.9 million, respectively.

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 30, 2017	790,299	$22.46
Granted	109,007	26.58
Released	(84,942)	18.88
Cancelled	(42,668)	22.15
Outstanding RSUs as of March 31, 2018	771,696	$23.45

Market-Based Performance Stock Units (“PSUs”)

In addition to granting RSUs that vest on the passage of time only, the Company granted PSUs to certain executives. The PSUs vest in three tranches over one, two and three years based on the relative performance of the Company’s stock during those periods, compared to a peer group over the same period. If target stock price performance is achieved, 66.7% of the shares of the Company’s stock subject to the PSUs will vest and up to a maximum of 100% of the shares subject to the PSUs will vest if the maximum stock price performance is achieved for each tranche.

A summary of activity for PSUs is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 30, 2017	129,950	$15.60
Granted	24,640	21.10
Released	(47,929)	12.10
Cancelled	(15,621)	26.21
Outstanding PSUs as of March 31, 2018	91,040	$18.47

The preceding table reflects the maximum awards that can be achieved upon full vesting.

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2018 Award	2017 Award
Grant Date Fair Value Per Share	$20.73-$21.97	$14.57-$26.75
Weighted-average assumptions/inputs:
Expected Dividend	—	—
Range of risk-free interest rates	2.39%-2.41%	1.40%-1.84%
Range of expected volatilities for peer group	22%-66%	22%-66%

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of products	$99	$197
Cost of service	155	145
Research and development	476	398
Selling	533	540
General and administrative	1,075	884
Total stock-based compensation expense related to employee stock options and employee stock purchases	$2,338	$2,164

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

The Company’s tax provision takes into account the changes in the tax laws under Tax Cuts and Jobs Act (“The Act”), signed into law on December 22, 2017, including the reduction of the federal corporate tax rate from 35% to 21%.  Other components of the Act are accounted for based on the Company’s interpretation of the most current guidance available and are subject to revisions as the Company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies.  The Company’s accounting for the tax effects of the Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.

The provision for income taxes consists of the following (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Provision for income taxes	$4,442	$114

The Company recorded a tax provision of $4.4 million and $0.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The increase in the tax provision for 2018 from 2017 was primarily related to the Company’s increased profitability for the three months ending March 31, 2018 as well as a one-time benefit for an entity classification change and a higher tax benefit associated with the settlement of equity options/awards.

The Company continues to maintain a valuation allowance against its California and Switzerland deferred tax assets as a result of uncertainties regarding the realization of the assets due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

The Company is subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, China, Singapore, Germany, U.K., France, and Israel. Due to tax attribute carry-forwards, the Company is subject to examination for tax years 2003 forward for U.S. tax purposes. The Company is also subject to examination in various states for tax years 2002 forward. The Company is subject to examination for tax years 2010 forward for various foreign jurisdictions.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of March 31, 2018 and April 1, 2017. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.4 million.

Note 13. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Total net revenues (1):
South Korea	$37,818	$18,619
Japan	13,379	3,353
United States	6,738	13,573
China	8,042	6,687
Taiwan	1,060	11,833
Singapore	12,155	1,491
Other	3,121	3,758
Total net revenues	$82,313	$59,314

	March 31, 2018	December 30, 2017
Long-lived tangible assets:
United States	$42,473	$43,427
International	1,322	1,383
Total long-lived tangible assets	$43,795	$44,810

With respect to customer concentration, Samsung Electronics Co. Ltd, SK Hynix, Micron Technology, Inc. and Toshiba Corporation each accounted for more than 10% of total sales for the three months ended March 31, 2018. Samsung Electronics Co. Ltd, SK Hynix, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation each accounted for more than 10% of total sales for the three months ended April 1, 2017.

With respect to accounts receivable concentration, Samsung Electronics Co. Ltd, SK Hynix, Micron Technology, Inc. and Toshiba Corporation each accounted for more than 10% of total accounts receivable at March 31, 2018 and Samsung Electronics Co. Ltd, Micron Technology, Inc, and Toshiba Corporation each accounted for more than 10% of total accounts receivable at December 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future periods, financial results, revenues, margins, growth, customers, tax rates, product performance, and the impact of accounting rules on our business and the future implications of our statements regarding goals, strategy, and similar terms. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “expect,” “may,” “might,” “project,” “will,” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in this document, and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2018 (our “Annual Report”). In particular, our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products; timing of orders, shipments, and acceptance of products; our ability to secure volume supply agreements; and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors of our Annual Report and elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017, which were included in our Annual Report, (ii) the section captioned “Risk Factors” in our Annual Report, and (iii) our other filings with the SEC.

Overview

Together with our subsidiaries, we are an innovator in the field of metrology systems, inspection systems and advanced analytics for semiconductor manufacturing and other industries. Our systems and solutions are designed to precisely monitor optical critical dimensions, film thickness, and other parameters that are necessary to control the manufacturing process, identify defects, and detect manufacturing equipment anomalies that can affect production yields and device performance.

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

Our revenues are derived primarily from product and software sales but are also derived from customer service, upgrades and software for the installed base of our products. For the three months ended March 31, 2018, we derived 86% of our total net revenues from product, upgrade and software sales, and 14% of our total net revenues from services.

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

NanoGen is an enterprise scale computing hardware system that is deployed to run the computing intensive analysis software. NanoGen leverages commercial server chips and networking architecture and is optimized to support the workload of NanoDiffract analysis. NanoCentral is a fab based networking and server system providing connectivity and compute support to SpectraProbe and connected measurement systems including Atlas and Impulse products.

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

We are continually working to strengthen our competitive position by developing new technologies and products in our market segment. We have expanded our product offerings to address growing applications within the semiconductor manufacturing and adjacent industries. In pursuit of our goals, we have:

•	Introduced new products, applications, and upgrades in every core product line and primary market served;
•	Diversified our product line and served markets through acquisitions;
•	Continued development of new measurement and inspection technologies for advanced fabrication processes and packaging.

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

Except for the changes noted below, there were no significant changes in our critical accounting policies during the three months ended March 31, 2018. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a complete discussion of our critical accounting policies.

Change in Revenue Recognition Standard (Adoption of ASU 2014-09) - We adopted the new accounting standard ASC 606 and related amendments in the first quarter of fiscal 2018 using the modified retrospective transition method. As such, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Please refer to Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies” for further discussion of this change.

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	April 1, 2017	Change
Product	71,019	48,175	22,844	47.4%
Service	11,294	11,139	155	1.4%
Total net revenues	$82,313	$59,314	$22,999	38.8%

Capital spending by our customers is dependent on the timing of new semiconductor fabrication plants, capacity expansion within existing plants, and the adoption of modern technology for current and future manufacturing needs. Results may vary significantly based on changes in any of these factors. For three months ended March 31, 2018, total net revenues increased by $23.0 million relative to the comparable period in fiscal 2017. The increase was driven primarily by the $22.8 million increase in product sales while service revenue remains relatively flat compared to the same prior year period.

A significant portion of the world’s semiconductor manufacturing capacity is located in Asia, and a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Products	59.7%	47.0%
Service	45.5%	52.1%

The calculation of product gross margin includes both cost of products and amortization of intangibles. The gross margin on product revenue increased to 59.7% in the three months ended March 31, 2018 from 47.0% in the three months ended April 1, 2017. The increase of 12.7 percentage points in the first quarter of 2018 was due to a favorable product and customer mix, improved installation cycles and lower warranty costs. The gross margin on our services business decreased to 45.5% in the three months ended March 31, 2018 from 52.1% in the three months ended April 1, 2017. The decrease is due to lower service labor utilization.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	April 1, 2017	Change
Research and development	$10,202	$8,694	$1,508	17.3%
Selling	9,024	7,938	1,086	13.7%
General and administrative	7,741	6,307	1,434	22.7%
Total operating expenses	$26,967	$22,939	$4,028	17.6%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs. For the three months ended March 31, 2018, research and development costs increased by $1.5 million or 17.3%, compared to the same period in 2017. The increase was driven by additional headcount and higher variable compensation costs.

Selling

Selling expenses for the three months ended March 31, 2018 increased by $1.1 million or 13.7% compared to the same period in fiscal 2017. The increase is driven by additional headcount, higher variable compensation costs and higher travel related expenses.

General and administrative

General and administrative expenses increased by $1.4 million or 22.7% in the three months ended March 31, 2018 compared to the three months ended April 1, 2017. The increase was primarily due to executive transition and search costs, higher variable compensation costs and higher professional services fees.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	April 1, 2017	Change
Interest Income	$3	$1	$2	200.0%
Interest Expense	(96)	(40)	(56)	140.0%
Interest income (expense), net	(93)	(39)	(54)	138.5%

Net gains on investments	269	266	3	1.1%
Other gains (losses), net	83	(269)	352	-130.9%
Other income (loss), net	352	(3)	355	NM
Total other income (expense), net	$259	$(42)	$301	-716.7%

*NM = not meaningful

Other income (expense), net increased by $0.3 million in the three months ended March 31, 2018 relative to the comparable 2017 period. The change was principally due to favorable foreign exchange net gains and losses.

Provision for income taxes

We recorded a tax provision of $4.4 million and $0.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The increase in the tax provision for 2018 from 2017 was primarily related to our increased profitability for the three months ended March 31, 2018 as well as a one-time benefit for an entity classification change and a higher tax benefit associated with the settlement of equity options/awards.

Our provision for income taxes for the three months ended March 31, 2018 of $4.4 reflects an effective tax rate of 21.3%. The tax rate for the three months ended March 31, 2018 differs from the Federal statutory rate of 21.0% primarily due to foreign income being subject to tax at higher rates, state income taxes, non-deductible equity compensation, offset by Foreign and R&D Tax credits and tax benefits associated with the settlement of equity options/awards.

As of March 31, 2018, we continue to maintain a valuation allowance against our California and Switzerland deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

We are subject to taxation in the U.S. and various states including California, and foreign jurisdictions including Korea, Japan, Taiwan, China, Singapore, U.K., Germany, France, and Israel. Due to tax attribute carry-forwards, we are subject to examination for tax years 2003 forward for U.S. tax purposes. We are also subject to examination in various states for tax years 2002 forward. We are subject to examination for tax years 2010 forward for various foreign jurisdictions.

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of March 31, 2018 and April 1, 2017. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.4 million.

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

The following tables present selected financial information and statistics as of March 31, 2018 and December 30, 2017 and for the three months ended March 31, 2018 and April 1, 2017 (in millions):

	As of
	March 31, 2018	December 30, 2017
Cash, cash equivalents and marketable securities	$123.9	$117.0
Working capital	$196.6	$196.0

	March 31, 2018	April 1, 2017
Cash provided by operating activities	$32.7	$3.1
Cash used in investing activities	$21.6	$(1.8)
Cash provided by (used in) financing activities	$(22.9)	$(0.5)

Cash, cash equivalents and marketable securities totaled $123.9 million at March 31, 2018, which reflects an increase of $6.9 million from December 30, 2017. Of our total cash, cash equivalents and marketable securities at March 31, 2018, approximately $17.1 million were held by foreign subsidiaries, a portion of which would have to be repatriated to the United States. We are currently evaluating whether there is a need to repatriate these funds. We believe our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.

Working capital was $196.6 million at March 31, 2018, which is relatively flat when compared to $196.0 million at December 30, 2017.

Cash provided by operating activities during the three months ended March 31, 2018 was $32.7 million, consisting primarily of net income of $16.4 million, adjusted for non-cash items of $6.3 million, and $10.1 million of net cash inflows related to changes in operating assets and liabilities. The changes in operating assets and liabilities are generally driven by the timing of our customer payments for accounts receivable and the timing of inventory purchases and the associated vendor payments for accounts payable. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. Cash used in investing activities of $21.6 million during the three months ended March 31, 2018 consisted primarily of net of sales and maturities of marketable securities of $23.9 million, offset in part by payments for acquisition of property, plant and equipment and certain assets of $2.3 million, Cash used in financing activities of $22.9 million during the three months ended March 31, 2018 consisted primarily of $23.0 million of common stock repurchases and $0.5 million cash paid for taxes on net issuance of stock awards, partially offset by proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options of $0.5 million.

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

Repurchases of Common Stock

On November 15, 2017 our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. This plan is referred to as the Stock Repurchase Plan. Stock repurchases under the Stock Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions.

Shares repurchased and retired in the first quarter of fiscal year 2018 under the Stock Repurchase Plan, with the associated cost of repurchase and amount available for repurchase are as follows (in thousands, except number of shares and weighted average price per share):

Three months ended March 31, 2018
Number of shares of common stock repurchased	896,187
Weighted average price per share	$25.65
Total cost of repurchase	$22,987
Amount available for repurchase at end of period	$—

During the three months ended March 31, 2018, the Stock Repurchase Plan was completed and we repurchased 896,187 shares at an average purchase price of $25.65 per share for a total of $23.0 million.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There have been no material changes outside the ordinary course of our business from those reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 26, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk does not differ materially from that discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 26, 2018. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated balance sheet, results of operations or cash flows.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. As of March 31, 2018 and December 30, 2017, we held $58.0 million and $82.1 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates. A hypothetical immediate and consistent increase in interest rates by 100 basis points from levels as of March 31, 2018, the fair value of our marketable securities would have declined by $0.3 million. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of March 31, 2018 and December 30, 2017, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO and CFO concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 26, 2018.

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

There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Pursuant to repurchase programs approved by the Board of Directors described below, we repurchased shares of our common stock in the three months ended March 31, 2018 as follows (in thousands, except shares and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet to be Repurchase Under the Plans or Program (in thousands)
December 31, 2017 to January 27, 2018	486,542	$26.00	486,542	$10,338
January 28, 2018 to February 24, 2018	409,645	$25.24	409,645	$—
February 25, 2018 to March 31, 2018	—	—	—	—

On November 15, 2017 our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. This plan is referred to as the Stock Repurchase Plan. Stock repurchases under the Stock Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased is dependent on a variety of factors including price, corporate and regulatory requirements and other market conditions.

During the three months ended March 31, 2018, the Stock Repurchase Plan was completed and we repurchased 896,187 shares at an average purchase price of $25.65 per share for a total of $23.0 million

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Reference is made to Exhibits 3.1 and 3.2

10	Material Contracts

10.1 (3)	Separation Agreement between Registrant and S. Mark Borowicz, dated January 8, 2018.

10.1 (4)	Independent Contractor Agreement between Registrant and S. Mark Borowicz, dated January 8 2018.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1^	Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Jonathan Chou, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1*

Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, and Jonathan Chou, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2018, and December 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2018 and April 1, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed with the SEC on October 5, 2006.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 000-13470) filed with the SEC on April 12, 2012.

(3)	Incorporated by reference to Exhibit 10.21 filed with the Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed with the SEC on February 26, 2018.

(4)	Incorporated by reference to Exhibit 10.22 filed with the Registrant’s Annual Report on Form 10-K (File No. 000-13470) filed with the SEC on February 26, 2018.

^	Filed herewith.
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ JONATHAN CHOU
Jonathan Chou
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: May 2, 2018