Form 10-Q
period 2018-06-30
NANOMETRICS INC
filed 2018-08-02
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 27, 2018, there were 24,136,582 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$86,201	$34,899
Marketable securities	62,501	82,130
Accounts receivable, net of allowances of $52 and $126, respectively	54,623	62,457
Inventories	54,238	52,860
Inventories-delivered systems	1,855	1,534
Prepaid expenses and other	9,851	6,234
Total current assets	269,269	240,114
Property, plant and equipment, net	43,050	44,810
Goodwill	10,611	10,232
Intangible assets, net	4,136	2,206
Deferred income tax assets	7,405	11,924
Other assets	332	413
Total assets	$334,803	$309,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,976	$13,857
Accrued payroll and related expenses	13,457	12,901
Deferred revenue	8,962	7,408
Other current liabilities	8,508	7,249
Income taxes payable	3,133	2,680
Total current liabilities	53,036	44,095
Deferred revenue	1,649	1,661
Income taxes payable	943	860
Deferred tax liability	179	179
Other long-term liabilities	512	521
Total liabilities	56,319	47,316
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,066,368 and 24,628,722, respectively, issued and outstanding	24	26
Additional paid-in capital	237,378	255,368
Retained earnings	43,811	9,113
Accumulated other comprehensive loss	(2,729)	(2,124)
Total stockholders’ equity	278,484	262,383
Total liabilities and stockholders’ equity	$334,803	$309,699

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net revenues:
Products	$76,704	$53,576	$147,723	$101,751
Service	11,900	10,851	23,194	21,990
Total net revenues	88,604	64,427	170,917	123,741
Costs of net revenues:
Cost of products	31,235	25,337	59,828	50,815
Cost of service	6,443	5,417	12,597	10,754
Amortization of intangible assets	35	52	70	104
Total costs of net revenues	37,713	30,806	72,495	61,673
Gross profit	50,891	33,621	98,422	62,068
Operating expenses:
Research and development	12,491	9,139	22,693	17,833
Selling	10,151	7,239	19,175	15,177
General and administrative	7,465	6,591	15,206	12,898
Total operating expenses	30,107	22,969	57,074	45,908
Income from operations	20,784	10,652	41,348	16,160
Other income (expense):
Interest income	1	3	4	4
Interest expense	(49)	(19)	(145)	(59)
Other income (expense), net	(166)	274	186	271
Total other income (expense), net	(214)	258	45	216
Income before income taxes	20,570	10,910	41,393	16,376
Provision for income taxes	2,895	2,622	7,337	2,736
Net income	$17,675	$8,288	$34,056	$13,640
Net income per share:
Basic	$0.74	$0.33	$1.42	$0.54
Diluted	$0.72	$0.32	$1.39	$0.53
Weighted average shares used in per share calculation:
Basic	23,953	25,307	24,008	25,220
Diluted	24,442	25,906	24,488	25,880

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$17,675	$8,288	$34,056	$13,640
Other comprehensive income:
Change in foreign currency translation adjustment	(2,555)	761	(568)	2,706
Net change in unrealized gains (losses) on available-for-sale investments	52	(8)	(37)	(17)
Other comprehensive income (loss):	(2,503)	753	(605)	2,689
Comprehensive income	$15,172	$9,041	$33,451	$16,329

See Notes to Condensed Consolidated Financial Statements

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$34,056	$13,640
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,326	3,552
Stock-based compensation	5,017	4,327
Disposal of fixed assets	51	98
Inventory write-down	269	1,015
Deferred income taxes	4,320	798
Changes in assets and liabilities:
Accounts receivable	7,193	(4,720)
Inventories	(1,722)	(8,726)
Inventories-delivered systems	(322)	783
Prepaid expenses and other	(3,422)	(947)
Accounts payable, accrued and other liabilities	7,204	(1,885)
Deferred revenue	2,464	1,837
Income taxes payable	537	486
Net cash provided by operating activities	58,971	10,258
Cash flows from investing activities:
Payments to acquire certain assets	(2,000)	(2,000)
Sales of marketable securities	18,507	27,391
Maturities of marketable securities	17,345	40,923
Purchases of marketable securities	(16,320)	(78,787)
Purchases of property, plant and equipment	(1,761)	(1,536)
Net cash provided by (used in) investing activities	15,771	(14,009)
Cash flows from financing activities:
Proceeds from sale of shares under employee stock option plans and purchase plan	2,709	2,865
Taxes paid on net issuance of stock awards	(2,731)	(3,392)
Repurchases of common stock under share repurchase plans	(22,987)	-
Net cash used in financing activities	(23,009)	(527)
Effect of exchange rate changes on cash and cash equivalents	(431)	(430)
Net increase (decrease) in cash and cash equivalents	51,302	(4,708)
Cash and cash equivalents, beginning of period	34,899	47,062
Cash and cash equivalents, end of period	$86,201	$42,354
Supplemental disclosure of non-cash investing activities:
Transfer of property, plant and equipment to inventory	$218	$1,531
Transfer of inventory to property, plant and equipment	$291	$980
Property, plant and equipment included in accounts payable, accrued and other liabilities	$555	$355

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

The Company adopted the new accounting standard Topic 606, Revenue from Contracts with Customers and all the related amendments using the modified retrospective method of transition. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. We adopted the new standard during the first quarter of 2018 for all contracts not substantially completed at the date of adoption, and the Company expects all new contracts will be governed by the new standard.

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

The Company warrants its products against defects in manufacturing. Upon recognition of product revenue, this assurance-type warranty is recorded as a liability for anticipated warranty costs. On occasion, customers request a warranty period longer than the Company's standard warranty. In those instances, in which extended warranty services are separately quoted to the customer or if the warranty includes services beyond just an assurance that the product will work as intended, an additional performance obligation is created, and the associated revenue is deferred and recognized as service revenue ratably over the term of the extended warranty period. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue.

Frequently, the Company delivers products and various services in a single transaction. The Company's deliverables consist of tools, installation, upgrades, billable services, spare parts, and service contracts. The Company's typical multi-element arrangements include a sale of one or multiple tools that include installation and standard warranty. Other arrangements consist of a sale of tools bundled with service elements or delivery of different types of services. The Company's tools, upgrades, and spare parts are generally delivered to customers within a period of up to six months from order date. Installation is usually performed soon after delivery of the tool. The portion of revenue associated with installation is deferred based on relative selling price and that revenue is recognized upon completion of the installation and receipt of final acceptance. Billable services are billed on a time and materials basis and performed as requested by customers. Under service contract arrangements, services are provided as needed over the fixed arrangement term, with terms normally up to twelve months. The Company does not grant its customers a general right of return or any refund terms and may impose a penalty on orders cancelled prior to the scheduled shipment date.  Consideration received from customers for cancelled orders is rare as orders are typically not cancelled once placed.

When performance obligations are not transferred to a customer at the end of a reporting period, the amount allocated to those performance obligations is deferred until control of these performance obligations is transferred to the customer. If performance obligations cannot be accounted for as separate units of accounting, the entire arrangement is accounted for as a single unit of accounting and revenue is deferred until all elements are delivered and all revenue recognition requirements are met.  These liabilities arising from contracts with customers are reported as Deferred Revenue in the consolidated balance sheet.  The amount of revenue recognized in the three months ended June 30, 2018 that was included in the contract liability balance as of the beginning of the quarter was $3.3 million. Generally, all contracts have expected durations of one year or less.  Accordingly, Nanometrics applies the practical expedient allowed for in U.S. GAAP and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

Nanometrics records accounts receivable when revenue has been recorded and the amount due from the customer is reasonably assured and unconditionally due.  In certain situations, Nanometrics may record revenue because goods or services have been transferred to the customer, but the amount is not unconditionally due.  In these situations, a contract asset is reflected in the consolidated balance sheet (Unbilled A/R).  This amount is subsequently reported as accounts receivable when the condition that made the amount conditional is resolved (for example, when the final installation obligation is completed, and Nanometrics has recorded revenue for the delivery of the system in an amount larger than what has been invoiced). The balance of contract assets included in the Accounts Receivable at June 30, 2018 was $4.5 million.  The opening balance of contract assets was $4.4 million and $4.3 million for the three and six month periods ended June 30, 2018, respectively, reflecting no significant change during either period.

Note 2. New Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this standard in the first quarter of fiscal 2018 using a modified retrospective approach. The adoption did not have a material impact on the financial statements.

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

The following tables summarize the impacts of Topic 606 adoption on the Company’s financial statements for the three and six months ended June 30, 2018(in thousands, except per share data):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net Revenue	$88,604	$89,153	$(549)	$170,917	$167,190	$3,727
Net Income	$17,675	$18,291	$(616)	$34,056	$31,611	$2,445
Net income per share:
Basic	$0.74	$0.76	$(0.03)	$1.42	$1.32	$0.10
Diluted	$0.72	$0.75	$(0.03)	$1.39	$1.29	$0.10

Recently Issued Accounting Standards

In June 2018, the FASB issued an accounting standard update which simplifies the accounting for nonemployee share-based payment transactions. The accounting for share-based payments to nonemployees and employees will be substantially aligned because of this update. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated results of operations or consolidated statement of cash flows.

In January 2017, the FASB issued an accounting standard update which simplifies the subsequent measurement of goodwill and removes step 2 from the goodwill impairment test. Instead, an entity should record an impairment charge based on excess of a reporting unit’s carrying amount over its fair value. The standard is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial condition and results of operations.

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	June 30, 2018				December 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,563	$—	$—	$9,563	$256	$—	$—	$256
Commercial paper and Certificates of deposit	—	5,980	—	5,980	—	—	—	—
Marketable securities:
U.S. Government agency debt securities	—	1,499	—	1,499	—	1,495	—	1,495
Certificates of deposits	—	9,000	—	9,000	—	14,497	—	14,497
Commercial paper	—	4,974	—	4,974	—	7,949	—	7,949
Corporate debt securities	—	36,677	—	36,677	—	47,968	—	47,968
Asset-backed Securities	—	10,352	—	10,352	—	10,221	—	10,221
Total marketable securities	$—	$62,502	$—	$62,502	$—	$82,130	$—	$82,130
Total(1)	$9,563	$68,482	$—	$78,045	$256	$82,130	$—	$82,386

(1)

Excludes $70.7 million and $34.6 million held in operating accounts as of June 30, 2018 and December 30, 2017, respectively. See “Note 4. Cash and Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

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

Derivatives

The Company uses foreign currency exchange forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value with changes recorded in other income (expense), net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The derivatives have maturities of approximately 30 days.

The settlement of forward foreign currency contracts included in the three months ended June 30, 2018 and July 1, 2017 was a loss of $0.7 million and a loss of $0.3 million, respectively. The settlement of forward exchange contracts included in the six months ended June 30, 2018 and July 1, 2017 was a loss of $1.7 million and a gain of $0.7 million, respectively    These are included in other income (expense), net, in the condensed consolidated statements of operations.

The following table presents the notional amounts and fair values of the Company’s outstanding derivative instruments in U.S. Dollar equivalent as of the following dates (in millions):

	June 30, 2018			December 30, 2017
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	$13.7	$—	$—	$27.5	$—	$0.1
Sell	$24.9	$—	$—	$16.8	$0.1	$—

Note 4. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$70,657	$—	$—	$70,657
Cash equivalents:
Money market funds	9,563	—	—	9,563
Commerical paper and Certificates of deposit	5,980	—	—	5,980
Marketable securities:
U.S. Government agency securities	1,500	—	(1)	1,499
Certificates of deposit	8,999	1	—	9,000
Commercial paper	4,974	—	—	4,974
Corporate debt securities	36,807	—	(130)	36,677
Asset-backed securities	10,383	—	(31)	10,352
Total cash, cash equivalents, and marketable securities	$148,863	$1	$(162)	$148,702

	December 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,643	$—	$—	$34,643
Cash equivalents:
Money market funds	256	—	—	256
Marketable securities:
U.S. Government agency securities	1,500	—	(5)	1,495
Certificates of deposits	14,498	—	(1)	14,497
Commercial paper	7,952	—	(3)	7,949
Corporate debt securities	48,073	—	(105)	47,968
Asset-backed securities	10,240	—	(19)	10,221
Total cash, cash equivalents, and marketable securities	$117,162	$—	$(133)	$117,029

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of June 30, 2018 and December 30, 2017, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income (expense), net, in the Company’s condensed consolidated statement of operations. For the three and six months ended June 30, 2018 and July 1, 2017, net realized gains and losses were not material.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and six months ended June 30, 2018 and July 1, 2017 were not material, and no marketable securities had other than temporary impairment.

All marketable securities as of June 30, 2018 and December 30, 2017, had maturity dates of less than 39 and 24 months, respectively.

Note 5. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest ranging from 0.62% to 1.68% based on the anticipated length of time between the date the sale is consummated and the expected collection date of the receivables sold.

The Company sold $11.6 million and $4.2 million of receivables during the three months ended June 30, 2018 and July 1, 2017, respectively, and $33.5 and $9.4 million of receivables during the six months ended June 30, 2018 and July 1, 2017, respectively. There were no amounts due from such third party financial institutions at June 30, 2018 and December 30, 2017.

Note 6. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	June 30, 2018	December 30, 2017
Inventories:
Raw materials and sub-assemblies	$29,880	$32,187
Work in process	17,655	13,498
Finished goods	6,703	7,175
Inventories	54,238	52,860
Inventories-delivered systems	1,855	1,534
Total inventories	$56,093	$54,394

Property, plant and equipment, net:(1)
Land	$15,571	$15,573
Building and improvements	21,195	20,880
Machinery and equipment	40,235	36,380
Furniture and fixtures	2,461	2,420
Software	9,806	9,558
Capital in progress	1,108	4,418
Total property, plant and equipment, gross	90,376	89,229
Accumulated depreciation and amortization	(47,326)	(44,419)
Total property, plant and equipment, net	$43,050	$44,810

(1) Total depreciation and amortization expense was $1.6 million and $1.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $3.3 million and $3.4 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

Other Current Liabilities:
Accrued warranty	$4,906	$4,863
Accrued taxes	1,926	813
Accrued professional services	496	534
Other	1,180	1,039
Total other current liabilities	$8,508	$7,249

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2017	$(1,647)	$(387)	$(90)	$(2,124)
Current period change	(568)	—	(37)	(605)
Balance as of June 30, 2018	$(2,215)	$(387)	$(127)	$(2,729)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income (loss) into income statement line items were insignificant.

Note 7. Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill during the six months ended June 30, 2018:

(in thousands)
Balance as of December 30, 2017	$10,232
Foreign currency movements	379
Balance as of June 30, 2018	$10,611

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of June 30, 2018 and December 30, 2017 consisted of the following (in thousands):

	June 30, 2018
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$20,887	$(16,751)	$4,136
Customer relationships	9,438	(9,438)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,252)	—
Trademark	80	(80)	—
Total	$34,584	$(30,448)	$4,136

	December 30, 2017
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$18,887	$(16,681)	$2,206
Customer relationships	9,438	(9,438)	—
Brand names	1,927	(1,927)	—
Patented technology	2,252	(2,252)	—
Trademark	80	(80)	—
Total	$32,584	$(30,378)	$2,206

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from two to ten years. The total amortization expense for the three months ended June 30, 2018 and July 1, 2017 was $35.0 thousand and $52.0 thousand, respectively, and $70.0 thousand and $104.0 thousand for the six months ended June 30, 2018 and July 1, 2017, respectively.

There were no impairment charges related to intangible assets recorded during the six months ended June 30, 2018 and July 1, 2017.

The estimated future amortization expense of finite intangible assets as of June 30, 2018 is as follows (in thousands):

Fiscal Years	Amounts
2018 (remaining six months)	70
2019	209
2020	571
2021	571
2022	571
Thereafter	2,144
Total future amortization expense	$4,136

Note 8. Warranties

The Company generally sells its products with a 12 months repair or replacement warranty from the date of acceptance or shipment date. The Company accrues estimated future warranty costs based upon the historical relationship of warranty costs to the cost of products sold. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs were to differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. For new product introductions where limited or no historical information exists, the Company may use warranty information from other previous product introductions to guide it in estimating its warranty accrual.

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balance as of beginning of period	$4,643	$4,244	$4,863	$3,838
Accruals for warranties issued during period	1,450	1,411	2,895	2,780
Settlements during the period	(1,187)	(1,053)	(2,852)	(2,016)
Balance as of end of period	$4,906	$4,602	$4,906	$4,602

Note 9. Commitments and Contingencies

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 30, 2017.

Legal Proceedings - From time to time, the Company is subject to various legal proceedings or claims arising in the ordinary course of business.

On August 2, 2017, the Company was named as defendant in a complaint filed in New Hampshire Superior Court (“Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and the Company pertaining to certain product. On September 18, 2017, the Company removed the action to the United States District Court for the District of New Hampshire. On September 25, 2017, the Company moved to transfer the Complaint to the Northern District of California and to dismiss all claims in the Complaint for lack of personal jurisdiction and for failure to state a claim. On September 27, 2017, OSI filed a motion to remand. On January 31, 2018, the District Court of New Hampshire denied OSI’s motion to remand. On May 29, 2018, the District Court of New Hampshire issued an order granting the Company’s motion to transfer the Complaint to the District Court for the Northern District of California and denying the Company’s motion to dismiss the Complaint without prejudice. On June 14, 2018, the matter was consolidated with the Company’s complaint against OSI. Pursuant to orders of the Northern District of California, OSI must file an amended complaint on or before August 6, 2018, and trial has been set for May 16, 2022. The Company intends to file a motion to dismiss OSI’s Amended Complaint.

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and six months ended June 30, 2018 and July 1, 2017 is as follows (in thousands):

	Three Month Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Weighted average common shares outstanding used in basic net income (loss) per share calculation	23,953	25,307	24,008	25,220
Potential dilutive common stock equivalents, using treasury stock method	489	599	480	660
Weighted average shares used in diluted net income (loss) per share calculation	24,442	25,906	24,488	25,880

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

	Six Months Ended
	June 30, 2018	July 1, 2017
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Volatility	27.2%	35.2%
Risk free interest rate	1.61%	0.65%
Dividends	—	—

No stock options were awarded during the six months ended June 30, 2018 and July 1, 2017.

A summary of activity of stock options during the six months ended June 30, 2018 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 30, 2017	216,326	$16.82	1.76	$4,405
Exercised	(72,602)	16.57
Cancelled	—	—
Outstanding at June 30, 2018	143,724	16.94	1.28	2,654
Exercisable at June 30, 2018	143,724	$16.94	1.28	$2,654

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $35.41 as of June 29, 2018, the last trading day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended June 30, 2018 and July 1, 2017 was $0.6 million and $0.6 million, respectively, and during the six months ended June 30, 2018 and July 1, 2017 was $1.1 million and $1.5 million, respectively.

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs during the six months ended June 30, 2018 is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 30, 2017	790,299	$22.46
Granted	387,089	36.57
Released	(288,145)	20.62
Cancelled	(110,294)	24.50
Outstanding RSUs as of June 30, 2018	778,949	$29.86

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

A summary of activity for PSUs for the six months ended June 30, 2018 is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 30, 2017	129,950	$15.60
Granted	63,133	24.54
Released	(47,929)	12.14
Cancelled	(32,991)	25.92
Outstanding PSUs as of June 30, 2018	112,163	$19.25

The preceding table reflects the maximum awards that can be achieved upon full vesting.

Valuation of PSUs

On the date of grant, the Company estimated the fair value of PSUs using a Monte Carlo simulation model. The assumptions for the valuation of PSUs are summarized as follows:

	2018 Award	2017 Award
Grant Date Fair Value Per Share	$20.73-$25.18	$26.75
Weighted-average assumptions/inputs:
Expected Dividend	—	—
Range of risk-free interest rates	2.39%-2.63%	1.40%
Range of expected volatilities for peer group	22%-66%	23%-62%

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of products	$133	$215	$231	$412
Cost of service	186	157	341	302
Research and development	506	355	983	754
Selling	737	528	1,270	1,067
General and administrative	1,117	908	2,192	1,792
Total stock-based compensation expense related to employee stock options and employee stock purchases	$2,679	$2,163	$5,017	$4,327

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

The Company’s tax provision takes into account the changes in the tax laws under Tax Cuts and Jobs Act (the “Act” or “TCJA”), signed into law on December 22, 2017, including the reduction of the federal corporate tax rate from 35% to 21%.  Other components of the Act are accounted for based on the Company’s interpretation of the most current guidance available and are subject to revisions as the Company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies.  The Company’s accounting for the tax effects of the Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Provision for income taxes	$2,895	$2,622	$7,337	$2,736

The Company recorded a tax provision of $2.9 million and $2.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The increase in the tax provision for 2018 from 2017 was primarily related to the Company’s increased profitability for the three months ending June 30, 2018, offset by less U.S. tax required on foreign earnings under the TCJA.

The Company recorded a tax provision of $7.3 million and $2.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The increase in the tax provision for 2018 from 2017 was primarily related to the Company’s increased profitability and less U.S. tax required on foreign earnings under the TCJA for the six months ended June 30, 2018, a one-time benefit for an entity classification change, and a higher tax benefit associated with the settlement of equity options/awards for the six months ended June 30, 2017.

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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of June 30, 2018 and July 1, 2017. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $0.5 million.

Note 13. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Total net revenues:
South Korea	$30,980	$31,500	$68,798	$50,119
Japan	15,017	9,267	28,396	12,620
United States	7,392	8,297	14,130	21,870
China	28,333	7,330	36,375	14,017
Taiwan	1,974	4,878	3,034	16,711
Singapore	2,380	963	14,535	2,454
Other	2,528	2,192	5,649	5,950
Total net revenues	$88,604	$64,427	$170,917	$123,741

	June 30, 2018	December 30, 2017
Long-lived tangible assets:
United States	$41,851	$43,427
International	1,199	1,383
Total long-lived tangible assets	$43,050	$44,810

With respect to customer concentration, Samsung Electronics Co. Ltd., Yangtze Memory Technologies Co. Ltd., Intel Corporation, and Toshiba Corporation each accounted for more than 10% of total sales for the three months ended June 30, 2018, and Samsung Electronics Co. Ltd., SK Hynix, Toshiba Corporation, Yangtze Memory Technologies CO. Ltd., Micron Technology, Inc., and Intel Corporation each accounted for more than 10% of total sales for the six months ended June 30, 2018. Samsung Electronics Co. Ltd., SK Hynix, and Toshiba Corporation each accounted for more than 10% of total sales for the three months ended July 1, 2017, and Samsung Electronics Co. Ltd., SK Hynix, Taiwan Semiconductor Manufacturing Company Limited, and Intel Corporation each accounted for more than 10% of total sales for the six months ended July 1, 2017.

With respect to accounts receivable concentration, Toshiba Corporation, Yangtze Memory Technologies Co. Ltd., Intel Corporation, and Samsung Electronics Co. Ltd. each accounted for more than 10% of total accounts receivable as of June 30, 2018. Samsung Electronics Co. Ltd., Micron Technology, Inc., and Toshiba Corporation each accounted for more than 10% of total accounts receivable as of December 30, 2017.

Note 14: Subsequent Event

In connection with the June 25, 2018 departure from Nanometrics of Johnathan H. Chou, Nanometrics’ former Chief Financial Officer, on July 11, 2018, Nanometrics and Mr. Chou entered into a separation and release agreement. Pursuant to the separation and release agreement, Nanometrics agreed to pay Mr. Chou a severance payment of $150,000.00 and to pay COBRA premiums for Mr. Chou and his covered dependents until June 30, 2019. These severance arrangements supersede Mr. Chou’s general severance benefits and change in control severance benefits agreement.

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

Our revenues are derived primarily from product and software sales but are also derived from customer service, upgrades and software for the installed base of our products. For the six months ended June 30, 2018, we derived 86% of our total net revenues from product, upgrade and software sales, and 14% of our total net revenues from services.

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

Automated Systems

Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® III, Atlas II+, and Atlas XP+ represent our line of high-performance metrology systems providing optical critical dimension (“OCD”®), thin film metrology and wafer stress for transistor and interconnect metrology applications. The thin film and OCD technology is supported by our suite of solutions including our NanoDiffract® software, SpectraProbe™ software, and NanoGen™ scalable computing engine that enables visualization, modeling, and analysis of complex structures. The UniFire™ system measures multiple parameters at any given process step in the advanced packaging process flow for critical dimension, overlay, and topography applications, and has recently added inspection capabilities for both front-end of line patterned wafer and advanced packaging related applications.

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

Software

NanoDiffract® is a modeling, visualization and analysis software that takes signals from the automated and integrated metrology systems providing critical dimension, thickness, and optical properties from in-line measurements. The software has an intuitive three-dimensional modeling interface to provide visualization of today’s advanced and complex semiconductor devices. There are proprietary fitting algorithms in NanoDiffract that enable very accurate and very fast calculations for signal processing for high fidelity model based measurements.

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

Except for the changes noted below, there were no significant changes in our critical accounting policies during the six months ended June 30, 2018. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report for a complete discussion of our critical accounting policies.

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

Results of Operations

Net Revenues

Our net revenues comprised the following product lines (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
Automated systems	$54,436	$38,739	$15,697	40.5%	$103,155	$73,407	$29,748	40.5%
Integrated systems	14,097	10,404	3,693	35.5%	29,454	19,879	9,575	48.2%
Materials characterization systems	8,171	4,433	3,738	84.3%	15,114	8,465	6,649	78.5%
Total product revenue	76,704	53,576	23,128	43.2%	147,723	101,751	45,972	45.2%
Service	11,900	10,851	1,049	9.7%	23,194	21,990	1,204	5.5%
Total net revenues	$88,604	$64,427	$24,177	37.5%	$170,917	$123,741	$47,176	38.1%

Capital spending by our customers is dependent on the timing of new semiconductor fabrication plants, capacity expansion within existing plants, and the adoption of modern technology for current and future manufacturing needs. Results may vary significantly based on changes in any of these factors. For the three months ended June 30, 2018, total net revenues increased by $24.2 million relative to the comparable period in fiscal 2017. The increase was comprised of a $23.1 million increase in product revenue and a $1.0 million increase in service revenue compared to the same prior year period. For the six months ended June 30, 2018, total net revenues increased by $47.2 million relative to the comparable period in fiscal 2017. The increase resulted from a $46.0 million increase in product revenue and a $1.2 million increase in service revenue compared to the same prior year period.

A significant portion of the world’s semiconductor manufacturing capacity is in Asia, and a substantial portion of our revenues continue to be generated in that region. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Products	59.2%	52.6%	59.5%	50.0%
Service	45.9%	50.1%	45.7%	51.1%

The calculation of product gross margin includes both cost of products and amortization of intangibles.

The gross margin on product revenue increased to 59.2% in the three months ended June 30, 2018 from 52.6% in the three months ended July 1, 2017. The increase was due to a favorable product and customer mix, improved installation cycle times and lower warranty costs. The gross margin on our services business decreased to 45.9% in the three months ended June 30, 2018 from 50.1% in the three months ended July 1, 2017. The decrease was due to lower service labor utilization.

The gross margin on product revenue increased to 59.5% in the six months ended June 30, 2018 from 50.0% in the six months ended July 1, 2017. The increase was due to a favorable product and customer mix, improved installation cycle times and lower warranty costs. The gross margin on our services business decreased to 45.7% in the six months ended June 30, 2018 from 51.1% in the six months ended July 1, 2017. The decrease was due to lower service labor utilization.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
Research and development	$12,491	$9,139	$3,352	36.7%	$22,693	$17,833	$4,860	27.3%
Selling	10,151	7,239	2,912	40.2%	19,175	15,177	3,998	26.3%
General and administrative	7,465	6,591	874	13.3%	15,206	12,898	2,308	17.9%
Total operating expenses	$30,107	$22,969	$7,138	31.1%	$57,074	$45,908	$11,166	24.3%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs. For the three months ended June 30, 2018, research and development costs increased by $3.4 million, or 36.7%, compared to the same period in 2017. The increase was driven by additional headcount and higher variable compensation costs.

For the six months ended June 30, 2018 research and development costs increased by $4.9 million, or 27.3%, compared to the same period in 2017. The increase was driven by additional headcount and higher variable compensation costs.

Selling

Selling expenses for the three months ended June 30, 2018 increased by $2.9 million, or 40.2% compared to the same period in 2017. The increase was driven by additional headcount, higher variable compensation costs and higher travel related expenses. For the six months ended June 30, 2018 selling expenses increased by $4.0 million, or 26.3%, compared to the same period in 2017. The increase was driven by additional headcount, higher variable compensation costs and higher travel related expenses.

General and administrative

General and administrative expenses increased by $0.9 million, or 13.3%, in the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to executive transition and search costs, higher variable compensation costs and higher professional services fees. For the six months ended June 30, 2018 general and administrative expenses increased by $2.3 million, or 17.9%, compared to the same period in 2017. The increase was primarily due to executive transition and search costs, higher variable compensation costs and higher professional service fees.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Change		June 30, 2018	July 1, 2017	Change
Interest Income	$1	$3	$(2)	-66.7%	$4	$4	$-	0.0%
Interest Expense	(49)	(19)	(30)	157.9%	(145)	(59)	(86)	145.8%
Interest income (expense), net	(48)	(16)	(32)	200.0%	(141)	(55)	(86)	156.4%
Net gains on investments	314	300	14	4.7%	583	565	18	3.2%
Other gains (losses), net	(480)	(26)	(454)	1746.2%	(397)	(294)	(103)	35.0%
Other income (loss), net	(166)	274	(440)	-160.6%	186	271	(85)	-31.4%
Total other income (expense), net	$(214)	$258	$(472)	-182.9%	$45	$216	$(171)	-79.2%

Other income (expense), net, decreased by $0.5 million in the three months ended June 30, 2018 relative to the comparable period in 2017. The change was principally due to unfavorable foreign exchange net gains and losses. For the six months ended June 30, 2018 other income (expense), net, decreased by $0.2 million compared to the same period in 2017. The change was primarily due to unfavorable foreign exchange net gains and losses and interest expense.

Provision for income taxes

We recorded a tax provision of $2.9 million and $2.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The increase in the tax provision for 2018 from 2017 was primarily related to our increased profitability for the three months ended June 30, 2018, offset by less U.S. tax required on foreign earnings under the TCJA.

We recorded a tax provision of $7.3 million and $2.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The increase in the tax provision for 2018 from 2017 was primarily related to our increased profitability and less tax required on foreign earnings under the TCJA for the six months ended June 30, 2018, a one-time benefit for an entity classification change, and a higher tax benefit associated with the settlement of equity options/awards for the six months ended June 30, 2017.

Our provision for income taxes for the three and six months ended June 30, 2018 of $2.9 million and $7.3 million, respectively, reflects an effective tax rate of 14.1%  and 17.7%, respectively. The tax rate for the three and six months ended June 30, 2018 differs from the Federal statutory rate of 21.0% primarily due to foreign income being subject to tax at higher rates, state income taxes, non-deductible equity compensation, offset by Foreign and R&D Tax credits and tax benefits associated with the settlement of equity options/awards.

As of June 30, 2018, we continue to maintain a valuation allowance against our California and Switzerland deferred tax assets as a result of uncertainties regarding the realization of the asset due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of June 30, 2018 and July 1, 2017. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $0.5 million.

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

The following tables present selected financial information and statistics as of June 30, 2018 and December 30, 2017 and for the six months ended June 30, 2018 and July 1, 2017 (in millions):

	As of
	June 30, 2018	December 30, 2017
Cash, cash equivalents and marketable securities	$148.7	$117.0
Working capital	$216.2	$196.0

	June 30, 2018	July 1, 2017
Cash provided by operating activities	$59.0	$10.3
Cash provided by (used in) investing activities	$15.8	$(14.0)
Cash used in financing activities	$(23.0)	$(0.5)

Cash, cash equivalents and marketable securities totaled $148.7 million at June 30, 2018, which reflects an increase of $31.7 million from December 30, 2017. Of our total cash, cash equivalents and marketable securities at June 30, 2018, approximately $14.3 million were held by foreign subsidiaries, a portion of which would have to be repatriated to the United States. We continuously evaluate if there is a need to repatriate these funds. We believe our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next twelve months.

Working capital was $216.2 million at June 30, 2018, which reflects an increase of $20.2 million when compared to $196.0 million at December 30, 2017. This is primarily due to increases in cash and cash equivalents, inventories, inventories-delivered systems, and prepaid expenses and other asset balances, offset in part by a decrease in marketable securities and increases in accounts payable, accrued payroll and related expenses, deferred revenue, income taxes payable, and other current liabilities.

Cash provided by operating activities during the six months ended June 30, 2018 was $59.0 million, consisting primarily of net income of $34.1 million, adjusted for non-cash items of $13.0 million, and $11.9 million of net cash inflows related to changes in operating assets and liabilities. The changes in operating assets and liabilities are generally driven by the timing of our customer payments for accounts receivable and the timing of inventory purchases and the associated vendor payments for accounts payable. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. Cash provided by investing activities of $15.8 million during the six months ended June 30, 2018 consisted primarily of sales and maturities of marketable securities of $35.9 million, partially offset by $16.3 million of purchases of marketable securities and payments for acquisition of property, plant and equipment and certain assets of $3.8 million. Cash used in financing activities of $23.0 million during the six months ended June 30, 2018 consisted primarily of $23.0 million of common stock repurchases and $2.7 million cash paid for taxes on net issuance of stock awards, partially offset by proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options of $2.7 million.

Cash provided by operating activities during the six months ended July 1, 2017 was $10.3 million, consisting primarily of net income of $13.6 million, adjusted for non-cash items of $9.8 million, partially offset by $13.2 million of net cash outflows related to changes in operating assets and liabilities. The changes in operating assets and liabilities is generally driven by the timing of our customer payments for accounts receivable and timing of our vendor payments in accounts payable. Cash used in investing activities of $14.0 million during the six months ended July 1, 2017 consisted primarily of $78.8 million purchases of marketable securities and payments for acquisition of property, plant and equipment and certain assets of $3.5 million, net of sales and maturities of marketable securities of $68.3 million. Cash used in financing activities of $0.5 million during the six months ended July 1, 2017 consisted primarily of $3.4 million cash paid for taxes on net issuance of stock awards, partially offset by proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options of $2.9 million.

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

Shares repurchased and retired in the three months ended March 31, 2018 under the Stock Repurchase Plan, with the associated cost of repurchase and amount available for repurchase are as follows (in thousands, except number of shares and weighted average price per share):

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. As of June 30, 2018 and December 30, 2017, we held $62.5 million and $82.1 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates. A hypothetical immediate and consistent increase in interest rates by 100 basis points from levels as of June 30, 2018, the fair value of our marketable securities would have declined by $0.4 million. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of June 30, 2018 and December 30, 2017, the average duration of our portfolio was less than nine months. We do not hold securities for trading purposes.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO and CFO concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.(i)	Certificate of Incorporation

3.1(1)	Certificate of Incorporation of the Registrant

3.(ii)	Bylaws

3.2 (2)	Bylaws of the Registrant

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Reference is made to Exhibits 3.1 and 3.2

10	Material Contracts

10.1 (3)	Separation Agreement between Registrant and S. Mark Borowicz, dated January 8, 2018.

10.1 (4)	Independent Contractor Agreement between Registrant and S. Mark Borowicz, dated January 8 2018.

10.1 (5)^	Separation Agreement between Registrant and Jonathan Chou, dated June 25, 2018

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1^	Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Greg Swyt, principal financial officer and controller of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1*

Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, and Greg Swyt, principal financial officer and controller of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2018, and December 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three and three months ended June 30, 2018 and July 1, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

NANOMETRICS INCORPORATED
(Registrant)

By:	/S/ GREG SWYT
Greg Swyt
Vice President, Finance
(Principal Financial Officer and Controller)

Dated: August 1, 2018