Form 10-Q
period 2019-06-29
NANOMETRICS INC
filed 2019-07-31
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

As of July 26, 2019, there were 24,828,384 shares of common stock, $0.001 par value, issued and outstanding.

NANOMETRICS INCORPORATED

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2019

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$94,035	$110,951
Marketable securities	50,947	40,841
Accounts receivable, net of allowances of $209 and $170, respectively	51,602	50,854
Inventories	66,630	61,915
Inventories-delivered systems	1,010	180
Prepaid expenses and other	7,955	6,140
Total current assets	272,179	270,881
Property, plant and equipment, net	52,779	47,900
Operating lease - right of use assets, net	10,767	—
Goodwill	26,310	26,372
Intangible assets, net	25,811	27,326
Deferred income tax assets	2,807	2,569
Other assets	446	582
Total assets	$391,099	$375,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,459	$16,540
Accrued payroll and related expenses	10,361	21,658
Deferred revenue	9,865	8,990
Operating lease liabilities	2,845	—
Other current liabilities	7,308	9,421
Income taxes payable	1,117	3,164
Total current liabilities	50,955	59,773
Deferred revenue	1,616	1,753
Income taxes payable	1,150	871
Deferred tax liabilities	163	162
Operating lease liabilities	8,017	—
Other long-term liabilities	218	219
Total liabilities	62,119	62,778
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,828,384 and 24,372,193, respectively, issued and outstanding	25	24
Additional paid-in capital	256,503	247,983
Retained earnings	74,305	67,402
Accumulated other comprehensive loss	(1,853)	(2,557)
Total stockholders’ equity	328,980	312,852
Total liabilities and stockholders’ equity	$391,099	$375,630

See Notes to Condensed Consolidated Financial Statements

Index

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues:
Products	$52,541	$76,704	$106,396	$147,723
Service	15,079	11,900	28,324	23,194
Total net revenues	67,620	88,604	134,720	170,917
Costs of net revenues:
Cost of products	24,294	31,235	50,193	59,828
Cost of service	7,683	6,443	14,631	12,597
Amortization of intangible assets	471	35	936	70
Total costs of net revenues	32,448	37,713	65,760	72,495
Gross profit	35,172	50,891	68,960	98,422
Operating expenses:
Research and development	14,098	12,491	27,085	22,693
Selling	8,244	10,151	17,526	19,175
General and administrative	7,885	7,465	15,790	15,206
Merger expenses	907	-	907	-
Amortization of intangible assets	289	-	578	-
Total operating expenses	31,423	30,107	61,886	57,074
Income from operations	3,749	20,784	7,074	41,348
Other income (expense):
Interest expense, net	(15)	(48)	(106)	(141)
Other income (expense), net	828	(166)	1,098	186
Total other income (expense), net	813	(214)	992	45
Income before income taxes	4,562	20,570	8,066	41,393
Provision for income taxes	632	2,895	1,163	7,337
Net income	$3,930	$17,675	$6,903	$34,056
Net income per share:
Basic	$0.16	$0.74	$0.28	$1.42
Diluted	$0.16	$0.72	$0.28	$1.39
Weighted average shares used in per share calculation:
Basic	24,525	23,953	24,530	24,008
Diluted	24,843	24,442	24,850	24,488

See Notes to Condensed Consolidated Financial Statements

Index

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$3,930	$17,675	$6,903	$34,056
Other comprehensive income:
Change in foreign currency translation adjustment	(42)	(2,555)	602	(568)
Net change in unrealized gains (losses) on available-for-sale investments	44	52	102	(37)
Other comprehensive income	2	(2,503)	704	(605)
Comprehensive income	$3,932	$15,172	$7,607	$33,451

See Notes to Condensed Consolidated Financial Statements

Index

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 29, 2019	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of March 30, 2019	24,534,582	$25	$251,841	$70,375	$(1,855)	$320,386
Net income	—	—	—	3,930	—	3,930
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Unrealized gain on investments, net of tax	—	—	—	—	44	44
Issuance of common stock under stock-based compensation plans, net of taxes paid	293,802	—	1,462	—	—	1,462
Stock-based compensation expense	—	—	3,200	—	—	3,200
Balance as of June 29, 2019	24,828,384	$25	$256,503	$74,305	$(1,853)	$328,980

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2018	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of March 31, 2018	23,890,563	$24	$234,793	$26,136	$(226)	$260,727
Net income	—	—	—	17,675	—	17,675
Foreign currency translation adjustments	—	—	—	—	(2,555)	(2,555)
Unrealized gain on investments, net of tax	—	—	—	—	52	52
Issuance of common stock under stock-based compensation plans, net of taxes paid	175,805	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	2,679	—	—	2,679
Balance as of June 30, 2018	24,066,368	$24	$237,378	$43,811	$(2,729)	$278,484

See Notes to Condensed Consolidated Financial Statements

Index

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 29, 2019	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 29, 2018	24,372,193	$24	$247,983	$67,402	$(2,557)	$312,852
Net income	—	—	—	6,903	—	6,903
Foreign currency translation adjustments	—	—	—	—	602	602
Unrealized gain on investments, net of tax	—	—	—	—	102	102
Issuance of common stock under stock-based compensation plans, net of taxes paid	456,191	1	2,206	—	—	2,207
Stock-based compensation expense	—	—	6,314	—	—	6,314
Balance as of June 29, 2019	24,828,384	$25	$256,503	$74,305	$(1,853)	$328,980

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2018	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 30, 2017	24,628,722	$26	$255,368	$9,113	$(2,124)	$262,383
Net income	—	—	—	34,056	—	34,056
Adjustment due to adoption of ASU 2014-09 Revenue from Contracts with Customers, net of tax	—	—	—	642	—	642
Foreign currency translation adjustments	—	—	—	—	(568)	(568)
Unrealized loss on investments, net of tax	—	—	—	—	(37)	(37)
Issuance of common stock under stock-based compensation plans, net of taxes paid	333,833	(2)	(20)	—	—	(22)
Stock-based compensation expense	—	—	5,017	—	—	5,017
Repurchases and retirement of common stock under share repurchase plans	(896,187)	—	(22,987)	—	—	(22,987)
Balance as of June 30, 2018	24,066,368	$24	$237,378	$43,811	$(2,729)	$278,484

See Notes to Condensed Consolidated Financial Statements

Index

NANOMETRICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$6,903	$34,056
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	5,061	3,326
Stock-based compensation	6,314	5,017
Disposal of fixed assets	(861)	51
Inventory write-down	2,922	269
Deferred income taxes	—	4,320
Changes in assets and liabilities:
Accounts receivable	473	7,193
Inventories	(8,290)	(1,722)
Inventories-delivered systems	(830)	(322)
Prepaid expenses and other	(1,974)	(3,422)
Operating lease - right of use assets	1,077	—
Accounts payable, accrued and other liabilities	(10,941)	7,204
Deferred revenue	738	2,464
Operating lease liabilities	(888)	—
Income taxes payable	(2,007)	537
Net cash provided by (used in) operating activities	(2,303)	58,971
Cash flows from investing activities:
Payments to acquire certain assets	—	(2,000)
Sales of marketable securities	1,627	18,507
Maturities of marketable securities	24,700	17,345
Purchases of marketable securities	(36,093)	(16,320)
Purchases of property, plant and equipment	(8,314)	(1,761)
Proceeds from sale of property, plant and equipment	896	—
Net cash provided by (used in) investing activities	(17,184)	15,771
Cash flows from financing activities:
Proceeds from sale of shares under employee stock option plans and purchase plan	4,535	2,709
Taxes paid on net issuance of stock awards	(2,328)	(2,731)
Repurchases of common stock under share repurchase plans	—	(22,987)
Net cash provided by (used in) financing activities	2,207	(23,009)
Effect of exchange rate changes on cash and cash equivalents	364	(431)
Net increase (decrease) in cash and cash equivalents	(16,916)	51,302
Cash and cash equivalents, beginning of period	110,951	34,899
Cash and cash equivalents, end of period	$94,035	$86,201

Supplemental disclosure of non-cash investing activities:
Transfers between inventory and property, plant and equipment, net	$755	$73
Unpaid property, plant and equipment	662	555

See Notes to Condensed Consolidated Financial Statements

Index

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

Index

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

Measuring the lease – Topic 842 requires the Company to record a ROU Asset and a lease liability at the lease commencement date for all leases. The Company does this by measuring and recording a lease liability equal to the present value of all remaining lease payments. The Company applies judgment in estimating the remaining lease term. For its offices, data centers, colocation agreements, ISP services and logistics it assesses the current life of the lease, defined renewal periods in the contract (if any), the strategic plan for maintaining (or replacing) the asset among other factors in determining the future lease term when measuring the lease. While implementing Topic 842, the Company noted that none of its leases contained residual value guarantees, variable lease payments or any restrictions or covenants imposed by the lessors, outside of standard restrictions on subletting office space.

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

Index

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

At the implementation date, the Company measured its initial lease liability as $11.5 million for all leases in effect at such date. The Company determined it had made $0.1 million of lease payments to lessors at or before the implementation date for which the underlying service period had not expired; consequently, the Company initially recognized $11.6 million as a right to use asset at the implementation date. During the three and six-month periods ended June 29, 2019, the Company recognized $0.0 million and $0.7 million of lease liabilities and right of use assets related to contracts entered into during the respective period.

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

The components of lease expense for the three and six months ended June 29, 2019 were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 29, 2019	June 29, 2019
Operating lease expense	$924	$1,771

Other information related to leases as of and for the six months ended June 29, 2019 was as follows (in thousands, except as indicated):

Supplemental Cash Flows Information	Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$1,582
Right of use assets recognized in exchange for operating lease liabilities	698
Imputed interest - operating leases	254
Weighted average remaining lease term - operating leases (months)	61
Weighted average discount rate - operating leases (per annum)	4.88%

The following table presents a maturity analysis of the Company’s leases (all of which are operating leases), showing the undiscounted annual cash flows for each of the periods presented with a reconciliation to the operating lease liabilities recognized in the Statement of Financial Position as of June 29, 2019 (in thousands):

Index

Fiscal year	Amount
2019 (remainder)	$1,833
2020	2,949
2021	2,096
2022	1,544
2023	1,249
Thereafter	2,706
Total future minimum lease payments	12,377
Less: future interest	(1,515)
Total	$10,862

Reported as of June 29, 2019
Operating lease liability - short term	$2,845
Operating lease liability - long term	8,017
Total	$10,862

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

Index

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

In June 2016, the FASB issued an accounting standard update which requires measurement and timely recognition of expected credit losses for financial assets. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the effect of this update on its consolidated financial condition and results of operations.

Note 3. Acquisition

On November 15, 2018, the Company completed the acquisition of 4D Technology Corporation (“4D”), an Arizona-based supplier of high-performance interferometric measurement inspection systems, for $42.5 million.

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

During the three-month period ended June 29, 2019, an immaterial purchase price adjustment was recorded resulting in an immaterial decrease to Goodwill for the 4D acquisition in 2018. The following table presents the purchase price allocation as of November 15, 2018 (in thousands):

Index

Purchase Price Allocation November 15, 2018
Cash and cash equivalents	$1,414
Accounts receivable, net	4,156
Inventories	4,563
Prepaid and other current assets	104
Property and equipment	145
Accounts payable	(702)
Accrued liabilities	(760)
Deferred revenue	(197)
Deferred tax liabilities	(5,408)
Total assets acquired/liabilities assumed	3,315
Developed technology	15,500
In-process research and development	1,400
Customer relationships	4,600
Order backlog	500
Trade name	1,500
Total identified intangible assets	23,500
Total identifiable net assets	26,815
Goodwill	15,700
Total purchase consideration	$42,515

Note 4. Revenue

The Company disaggregates its revenue from contracts with customers by geographic location. See Note 15 for further information.

Contract assets and liabilities

Contract assets and liabilities consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Contract assets	$4,399	$2,189
Contract liabilities	11,481	10,743
Net contract liabilities	$7,082	$8,554

During the three and six months ended June 29, 2019 the Company recognized $1.7 million and $3.2 million of revenue related to amounts that had been reported as contract liabilities at December 29, 2018. Net contract liabilities at June 29, 2019 decreased by $1.5 million from December 29, 2018. The Company classifies its contract liabilities as deferred revenue on its condensed consolidated balance sheet.

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

Index

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	June 29, 2019				December 29, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,964	$—	$—	$10,964	$113	$—	$—	$113
Commercial paper	—	24,937	—	24,937	—	1,993	—	1,993
Certificates of deposit	—	2,000	—	2,000	—	—	—	—
Total cash equivalents	$10,964	$26,937	$—	$37,901	$113	$1,993	$—	$2,106

Marketable securities:
Certificates of deposits	$—	$13,013	$—	$13,013	$—	$9,497	$—	$9,497
Commercial paper	—	14,066	—	14,066	—	7,932	—	7,932
Corporate debt securities	—	15,301	—	15,301	—	15,730	—	15,730
Asset-backed Securities	—	8,567	—	8,567	—	7,682	—	7,682
Total marketable securities	$—	$50,947	$—	$50,947	$—	$40,841	$—	$40,841
Total(1)	$10,964	$77,884	$—	$88,848	$113	$42,834	$—	$42,947

(1)

Excludes $56.1 million and $108.8 million held in operating accounts as of June 29, 2019 and December 29, 2018, respectively. See “Note 6. Cash and Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

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

The settlement result of forward foreign currency contracts included in the three and six months ended June 29, 2019 was a loss of $0.5 million and a loss of $0.7 million, respectively, and for the three and six months ended June 30, 2018 was a loss of $0.7 million and a loss of $1.7 million, respectively.

Index

The following table presents the notional amounts and fair values of the Company’s outstanding derivative instruments in U.S. Dollar equivalent as of the following dates (in millions):

	June 29, 2019			December 29, 2018
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	$27.4	$—	$0.1	$25.9	$—	$—
Sell	$—	$—	$—	$21.8	$—	$0.2

Note 6. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	June 29, 2019				December 29, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$56,134	$—	$—	$56,134	$108,845	$—	$—	$108,845
Cash equivalents:
Money market funds	10,964	—	—	10,964	113	—	—	113
Commercial paper	24,937	—	—	24,937	1,993	—	—	1,993
Certificates of deposit	2,000	—	—	2,000	—	—	—	—
Marketable securities:
Certificates of deposit	13,003	10	—	13,013	9,500	—	(3)	9,497
Commercial paper	14,063	3	—	14,066	7,933	—	(1)	7,932
Corporate debt securities	15,281	20	—	15,301	15,788	—	(58)	15,730
Asset-backed securities	8,550	17	—	8,567	7,706	—	(24)	7,682
Total cash, cash equivalents, and marketable securities	$144,932	$50	$—	$144,982	$151,878	$—	$(86)	$151,792

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of June 29, 2019 and December 29, 2018, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income (expense), net, in the Company’s condensed consolidated statement of operations. For the three and six months ended June 29, 2019 and June 30, 2018, net realized gains and losses were not material.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and six months ended June 29, 2019 and June 30, 2018 were not material, and no marketable securities had other than temporary impairment.

All marketable securities as of June 29, 2019 and December 29, 2018 had maturity dates of less than 33 months.

Note 7. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest, which ranged 0.63% to 1.68% during the six months ended June 29, 2019, based on the anticipated length of time between the date the sale is consummated, and the expected collection date of the receivables sold.

Index

The Company sold $2.1 million and $11.6 million of receivables during the three months ended June 29, 2019 and June 30, 2018, respectively, and $14.2 million and $33.5 million of receivables during the six months ended June 29, 2019 and June 30, 2018, respectively. There were no amounts due from such third-party financial institutions at June 29, 2019 and December 29, 2018.

Note 8. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	June 29, 2019	December 29, 2018
Inventories:
Raw materials and sub-assemblies	$35,880	$31,434
Work in process	21,061	22,383
Finished goods	9,689	8,098
Inventories	66,630	61,915
Inventories-delivered systems	1,010	180
Total inventories	$67,640	$62,095

Property, plant and equipment, net:(1)
Land	$15,570	$15,571
Machinery and equipment	37,608	39,898
Building and improvements	26,344	21,354
Software	10,377	10,116
Furniture and fixtures	2,471	2,551
Leasehold improvements	1,774	-
Capital in progress	4,505	6,027
Total property, plant and equipment, gross	98,649	95,517
Accumulated depreciation and amortization	(45,870)	(47,617)
Total property, plant and equipment, net	$52,779	$47,900

(1) Depreciation and amortization expense of property, plant and equipment was $1.9 million and $1.6 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $3.5 million and $3.3 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

Other Current Liabilities:
Accrued warranty	$3,755	$4,379
Accrued taxes	965	1,738
Customer deposits	388	293
Accrued professional services	625	448
Third party commissions	249	1,382
Other	1,326	1,181
Total other current liabilities	$7,308	$9,421

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,129)	$(646)	$218	$(2,557)
Current period change	602	—	102	704
Balance as of June 29, 2019	$(1,527)	$(646)	$320	$(1,853)

Index

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income (loss) into income statement line items were insignificant.

Note 9. Goodwill and Intangible Assets

Goodwill is recorded at cost and tested for potential impairment at least annually. Goodwill was $26.3 million as of June 29, 2019 and $26.4 million as of December 29, 2018. During the three-month period ended June 29, 2019 an immaterial purchase price adjustment was recorded resulting in an immaterial decrease to Goodwill for the 4D acquisition in 2018.

Intangible assets are recorded at cost, less accumulated amortization. Certain of the Company’s intangible assets are denominated in foreign currencies. The aggregate $68,000 increase in the adjusted cost basis of the Company’s intangible assets as of June 29, 2019, as compared with December 29, 2018, was due to foreign currency movements. Such foreign currency movements also increased the June 29, 2019 balance of accumulated amortization of intangible assets by $68,000 as compared with December 29, 2018. During the three months ended June 29, 2019 the Company reclassified $0.5 million of in-process research and development to developed technology as the underlying technology was complete and incorporated into certain products sold. Intangible assets as of June 29, 2019 and December 29, 2018 consisted of the following (in thousands):

	June 29, 2019
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$36,512	$(17,527)	$18,985
Customer relationships	6,541	(2,057)	4,484
Trade name	1,500	(58)	1,442
In-process research and development	900	—	900
Total	$45,453	$(19,642)	$25,811

	December 29, 2018
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$35,954	$(16,532)	$19,422
Customer relationships	6,531	(1,519)	5,012
Trade name	1,500	(8)	1,492
In-process research and development	1,400	—	1,400
Total	$45,385	$(18,059)	$27,326

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated remaining lives of finite-lived intangibles range from less than one year to fifteen years. The total intangible amortization expense for the three and six months ended June 29, 2019 was $0.8 million and $1.5 million, respectively, and for the three and six months ended June 30, 2018 was $35,000 and $70,000, respectively.

There were no impairment charges related to intangible assets recorded during the six months ended June 29, 2019 and June 30, 2018.

The estimated future amortization expense of finite intangible assets as of June 29, 2019 is as follows (in thousands):

Fiscal Years	Amounts
2019 (remainder)	$1,376
2020	2,960
2021	2,960
2022	2,960
2023	2,960
Thereafter	11,695
Total future amortization expense	$24,911

In-process research and development of $0.9 million has been omitted from the above table as its estimated useful life is indeterminant at June 29, 2019. It will be tested for potential impairment, along with Goodwill, until its estimated useful life becomes finite.

Index

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Balance as of beginning of period	$3,848	$4,643	$4,379	$4,863
Accruals for warranties issued during period	910	1,450	1,870	2,895
Settlements during the period	(1,003)	(1,187)	(2,494)	(2,852)
Balance as of end of period	$3,755	$4,906	$3,755	$4,906

Note 11. Commitments and Contingencies

Merger – Rudolph Technologies, Inc. – On June 23, 2019, the Company entered into an Agreement and Plan of Merger (“Merger”) with Rudolph Technologies, Inc. (“Rudolph”) and PV Equipment Inc., a wholly-owned subsidiary of the Company. Consummation of the merger is subject to certain closing conditions including regulatory approvals and shareholder approval from both the Company’s shareholders and those of Rudolph. Under the terms and subject to the conditions set forth in the Merger, at the effective time of the Merger, each outstanding share of common stock, par value $0.001 per share, of Rudolph will be converted into 0.8042 shares of common stock, par value $0.001, of the Company. At the effective time of the Merger, Rudolph’s common stockholders will own approximately 50%, and the Company’s common stockholders will own approximately 50%, of the outstanding shares of common stock of the combined company on a fully diluted basis. The Agreement and Plan of Merger, as well as other related documents were included in the Company’s Current Report of Form 8-K filed with the SEC on June 24, 2019.

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of June 29, 2019 and December 29, 2018.

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

Index

OSI filed a Second Amended Complaint on March 29, 2019. The Company filed a motion to dismiss the Second Amended Complaint on May 31, 2019. A hearing on the Company’s motion to dismiss the Second Amended Complaint is scheduled for November 14, 2019. Trial has been set for May 16, 2022.

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

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and six months ended June 29, 2019 and June 30, 2018 is as follows (in thousands):

	Three Month Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Weighted average common shares outstanding used in basic net income per share calculation	24,525	23,953	24,530	24,008
Potential dilutive common stock equivalents, using treasury stock method	318	489	320	480
Weighted average shares used in diluted net income per share calculation	24,843	24,442	24,850	24,488

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

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	41.3%	27.2%	39.1%	37.2%
Risk free interest rate	2.51%	1.61%	1.86%	0.91%
Dividends	—	—	—	—

No stock options were awarded during the six months ended June 29, 2019 and June 30, 2018.

Index

A summary of activity of stock options during the six months ended June 29, 2019 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2018	83,394	$15.80	1.19	$988
Exercised	(70,100)	15.72
Cancelled	—	—
Outstanding at June 29, 2019	13,294	16.19	1.05	246
Exercisable at June 29, 2019	13,294	$16.19	1.05	$246

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $34.71 and $27.65 as of June 29, 2019 and December 28, 2018, respectively, the last trading day of each period, which would have been received by the option holders had all option holders exercised their options as of such date.

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs during the six months ended June 29, 2019 is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 29, 2018	769,003	$31.39
Granted	339,822	28.68
Released	(303,127)	28.47
Cancelled	(45,576)	32.36
Outstanding RSUs as of June 29, 2019	760,122	$31.28

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

A summary of activity for PSUs for the six months ended June 29, 2019 is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 29, 2018	112,163	$22.37
Granted	43,429	19.09
Released	(16,066)	25.09
Cancelled	(1,138)	26.75
Outstanding PSUs as of June 29, 2019	138,388	$20.99

The preceding table reflects the maximum awards that can be achieved upon full vesting.

Index

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

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of products	$272	$133	$532	$231
Cost of service	209	186	394	341
Research and development	739	506	1,511	983
Selling	740	737	1,544	1,270
General and administrative	1,240	1,117	2,333	2,192
Total stock-based compensation expense related to employee stock options and employee stock purchases	$3,200	$2,679	$6,314	$5,017

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Provision for income taxes	$632	$2,895	$1,163	$7,337

The decrease in the tax provision for 2019 from 2018 was primarily related to the Company’s decreased profitability for the three months ended June 29, 2019 and the six months ended June 29, 2019, as well as less U.S. tax required on foreign earnings under the Tax Cuts and Jobs Act (“TCJA”).

The Company continues to maintain a valuation allowance against its California and Switzerland deferred tax assets and recorded a valuation allowance against its U.K. deferred tax assets as of June 29, 2019 as a result of uncertainties regarding the realization of the assets due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

Index

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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of June 29, 2019 and December 29, 2018. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $1.2 million.

Note 15. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total net revenues:
United States	$9,170	$7,392	$26,044	$14,130
China	25,873	28,333	40,233	36,375
South Korea	13,070	30,980	27,038	68,798
Singapore	8,723	2,380	10,274	14,535
Japan	4,214	15,017	8,531	28,396
Taiwan	3,650	1,974	14,939	3,034
Other	2,920	2,528	7,661	5,649
Total net revenues	$67,620	$88,604	$134,720	$170,917

	June 29, 2019	December 29, 2018
Long-lived tangible assets:
United States	$51,365	$46,325
International	1,414	1,575
Total long-lived tangible assets	$52,779	$47,900

With respect to customer concentration, Micron Technology, Inc., SK hynix, and Yangtze Memory Technologies Co. Ltd. each accounted for more than 10% of total sales for the three months ended June 29, 2019, and Intel Corporation, SK hynix, and Taiwan Semiconductor Manufacturing Company Limited each accounted for more than 10% of total sales for the six months ended June 29, 2019. Intel Corporation, Samsung Electronics Co. Ltd., Toshiba Memory Corporation, and Yangtze Memory Technologies Co. Ltd. each accounted for more than 10% of total sales for the three months ended June 30, 2018. Intel Corporation, Micron Technology, Inc., Samsung Electronics Co. Ltd., SK hynix, Toshiba Memory Corporation, and Yangtze Memory Technologies Co. Ltd. each accounted for more than 10% of total sales for the six months ended June 30, 2018.

With respect to accounts receivable concentration, Micron Technology, Inc., SK hynix, and Yangtze Memory Technologies Co. Ltd. each accounted for more than 10% of total accounts receivable as of June 29, 2019. SK hynix and Toshiba Memory Corporation each accounted for more than 10% of total accounts receivable as of December 29, 2018.

Index

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

In June 2019 we announced that we had entered into an Agreement and Plan of Merger with Rudolph Technologies, Inc. and PV Equipment Inc., a wholly-owned subsidiary of ours. The Agreement and Plan of Merger, as well as other related documents were included in the Current Report on Form 8-K that we filed with the SEC on June 24, 2019.

In November of 2018 we acquired 4D Technology Corporation (“4D”), based in Tucson Arizona. The 4D business unit offers a line of interferometry systems for the measurement and inspection of high precision surfaces. 4D’s solutions are used primarily in the manufacture of advanced aerospace and industrial systems as well as for scientific research and semiconductor applications.

We derive our revenues primarily from product sales but also from customer service and system upgrades for the installed base of our products. For the six months ended June 29, 2019, we derived 79% of our total net revenues from product, upgrade and software sales, and 21% of our total net revenues from services.

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

Index

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

Index

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

Except for the changes noted below, there were no significant changes in our critical accounting policies during the six months ended June 29, 2019. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K filed with the SEC on February 25, 2019 for a complete discussion of our critical accounting policies.

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

Index

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects or anticipated effects on our results of operations and financial condition.

Results of Operations

Net Revenues

Our net revenues comprised the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
Product	$52,541	$76,704	$(24,163)	-31.5%	$106,396	$147,723	$(41,327)	-28.0%
Service	15,079	11,900	3,179	26.7%	28,324	23,194	5,130	22.1%
Total net revenues	$67,620	$88,604	$(20,984)	-23.7%	$134,720	$170,917	$(36,197)	-21.2%

Capital spending by our customers is dependent on the timing of new semiconductor fabrication plants, capacity expansion within existing plants, and the adoption of modern technology for current and future manufacturing needs. Results may vary significantly based on changes in any of these factors. For the three months ended June 29, 2019, total net revenues decreased by $21.0 million relative to the comparable period in fiscal 2018. The decrease comprised a $24.2 million decrease in product revenue, which was partially offset by a $3.2 million increase in service revenue compared to the same prior year period. For the six months ended June 29, 2019, total net revenues decreased by $36.2 relative to the comparable period in fiscal 2018. The decrease comprised a $41.3 million decrease in product revenue, which was partially offset by a $5.1 million increase in service revenue compared to the same prior year period. Product revenue decreased for both the three and six-month periods ended June 29, 2019, compared to the respective same prior year period, mainly as a result of lower demand in the overall wafer fab equipment market. Service revenue increased for both the three and six-month periods ended June 29, 2019, compared to the respective same prior year period, mainly as a result of higher installed base and sales of refurbished systems.

A significant portion of the world’s semiconductor manufacturing capacity is in Asia. We generated 82% and 75% of our revenues in Asia in the three and six months ended June 29, 2019, respectively, compared to 89% and 88% for the three and six months ended June 30, 2018. Due to a slowdown in the memory demand, there were fewer fab expansions in Korea and Japan when compared to 2018, which was partially offset by expansion in the foundry business in Taiwan. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Products	52.9%	59.2%	51.9%	59.5%
Service	49.0%	45.9%	48.3%	45.7%

The calculation of products gross margin includes both cost of products and amortization of intangibles.

The gross margin on product revenue decreased to 52.9% in the three months ended June 29, 2019 from 59.2% in the three months ended June 30, 2018. The decrease was primarily due to an unfavorable product and customer mix, lower factory utilization and an increase in amortization of intangibles of $0.5 million. The gross margin on product revenue decreased to 51.9% in the six months ended June 29, 2019 from 59.5% in the six months ended June 30, 2018. The decrease was primarily due to an unfavorable product and customer mix, lower factory utilization, an increase in amortization of intangibles of $1.0 million and acquisition-related adjustments of $1.3 million.

Index

The gross margin on services revenue increased to 49.0% in the three months ended June 29, 2019 from 45.9% in the three months ended June 30, 2018, and it increased to 48.3% in the six months ended June 29, 2019 from 45.7% in the six months ended June 30, 2018. These increases were due to higher labor utilization rates, and higher revenue from spare parts and refurbishment tools with higher margins.

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
Research and development	$14,098	$12,491	$1,607	12.9%	$27,085	$22,693	$4,392	19.4%
Selling	8,244	10,151	(1,907)	-18.8%	17,526	19,175	(1,649)	-8.6%
General and administrative	7,885	7,465	420	5.6%	15,790	15,206	584	3.8%
Merger expenses	907	-	907	na	907	-	907	na
Amortization of intangible assets	289	—	289	na	578	-	578	na
Total operating expenses	$31,423	$30,107	$1,316	4.4%	$61,886	$57,074	$4,812	8.4%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs. For the three months ended June 29, 2019, research and development costs increased by $1.6 million, or 12.9%, compared to the same period in 2018. The increase was driven by additional headcount, new product development initiatives and costs resulting from the acquisition of 4D subsequent to the same period in 2018. For the six months ended June 29, 2019, research and development costs increased by $4.4 million, or 19.4%, compared to the same period in 2018. The increase was driven by additional headcount, new product development initiatives and costs resulting from the acquisition of 4D subsequent to the same period in 2018, which were partially offset by lower variable compensation costs.

Selling

Selling expenses for the three months ended June 29, 2019 decreased by $1.9 million, or 18.8%, compared to the same period in 2018. The decrease was driven by lower variable compensation costs and lower sales commission expenses, resulting from lower sales and profitability in 2019, which were partially offset by additional headcount and costs resulting from the acquisition of 4D subsequent to the same period in 2018. Selling expenses for the six months ended June 29, 2019 decreased by $1.6 million, or 8.6%, compared to the same period in 2018. The decrease was driven by lower variable compensation costs and lower sales commission expenses, resulting from lower sales and profitability in 2019, which were partially offset by additional headcount and costs resulting from the acquisition of 4D subsequent to the same period in 2018.

General and administrative

General and administrative expenses increased by $0.4 million, or 5.6%, in the three months ended June 29, 2019 compared to the same period in 2018. The increase was primarily due to additional headcount, higher facility lease expenses, IT infrastructure costs and costs resulting from the acquisition of 4D subsequent to the same period in 2018, which were partially offset by lower variable compensation costs, resulting from lower profitability and lower severance costs. General and administrative expenses increased by $0.6 million, or 3.8%, in the six months ended June 29, 2019 compared to the same period in 2018. The increase was primarily due to additional headcount, severance costs, higher facility lease expenses, IT infrastructure costs, and higher audit fees, compared to the same period in 2018, which were partially offset by lower variable compensation costs resulting from lower profitability.

Merger

During the three months ended June 29, 2019, we incurred $0.9 million of costs associated with the Agreement and Plan of Merger with Rudolph Technologies, Inc. and PV Equipment as disclosed in our Current Report on Form 8-K that we filed with the SEC on June 24, 2019 (See Note 11 to the Consolidated Financial Statements).

Index

Amortization of intangible assets

Amortization of intangible assets was $0.3 million and $0.6 million for the three and six months ended June 29, 2019, respectively, reflecting amortization expense resulting from the acquisition of 4D subsequent to the same periods in 2018.

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Change		June 29, 2019	June 30, 2018	Change
Interest expense, net	$(15)	$(48)	$33	-68.8%	$(106)	$(141)	$35	-24.8%
Net gains on investments	478	314	164	52.2%	788	583	205	35.2%
Other gains (losses), net	350	(480)	830	-172.9%	310	(397)	707	-178.1%
Other income (expense), net	828	(166)	994	-598.8%	1,098	186	912	490.3%
Total other income (expense), net	$813	$(214)	$1,027	-479.9%	$992	$45	$947	2104.4%

Other income (expense), net, increased by $1.0 million in the three and six months ended June 29, 2019 relative to the comparable periods in 2018 principally due to a $0.9 million gain on the sale of a condominium and higher investment income, which were partially offset by unfavorable foreign exchange net gains and losses. As part of our facilities strategy, we determined that we would no longer house traveling employees in owned condominiums and have divested all such assets.

Provision for income taxes

We recorded a tax provision of $0.6 million and $2.9 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $1.2 million and $7.3 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The decrease in the tax provision for 2019 from 2018 was primarily related to our decreased profitability for the three months ended June 29, 2019, and the six months ended June 29, 2019, as well as less U.S. tax required on foreign earnings under the Tax Credit and Jobs Act (“TCJA”).

Our provision for income taxes for the three months ended June 29, 2019 of $0.6 million reflects an effective tax rate of 13.9%. The tax rate for the three months ended June 29, 2019 differs from the Federal statutory rate of 21.0% primarily due to foreign tax credits, R&D tax credits, and tax benefits associated with the settlement of equity options/awards, partially offset by foreign income being subject to tax at higher rates, state income taxes, and non-deductible equity compensation.

Our provision for income taxes for the six months ended June 29, 2019 of $1.2 million reflects an effective tax rate of 14.4%. The tax rate for the six months ended June 29, 2019 differs from the Federal statutory rate of 21.0% primarily due to foreign tax credits, R&D tax credits, and tax benefits associated with the settlement of equity options/awards, partially offset by foreign income being subject to tax at higher rates, state income taxes, and non-deductible equity compensation.

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

As of June 29, 2019, we continue to maintain a valuation allowance against our California and Switzerland deferred tax assets and recorded a valuation allowance against our U.K. deferred tax assets as of June 29, 2019 as a result of uncertainties regarding the realization of the assets due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

Index

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of June 29, 2019 and December 29, 2018. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $1.2 million.

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

The following tables present selected financial information and statistics as of June 29, 2019 and December 29, 2018 and for the six months ended June 29, 2019 and June 30, 2018 (in thousands):

	As of
	June 29, 2019	December 29, 2018
Cash, cash equivalents and marketable securities	$144,982	$151,792
Working capital	221,224	211,108

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash provided by (used in) operating activities	$(2,303)	$58,971
Cash provided by (used in) investing activities	(17,184)	15,771
Cash provided by (used in) financing activities	2,207	(23,009)

Cash, cash equivalents and marketable securities totaled $145.0 million at June 29, 2019, which reflects a decrease of $6.8 million from December 29, 2018. Of our total cash, cash equivalents and marketable securities at June 29, 2019, approximately $17.0 million was held by foreign subsidiaries, a portion of which would have to be repatriated to the United States. We continuously evaluate if there is a need to repatriate these funds. We believe our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over at least the next twelve months. Working capital was $221.2 million at June 29, 2019, which reflects an increase of $10.1 million when compared to $211.1 million at December 29, 2018.

Cash used in operating activities during the six months ended June 29, 2019 was $2.4 million, consisting primarily of net income of $6.9 million, adjusted for non-cash items of $13.4 million, and $22.7 million of net cash outflows related to changes in operating assets and liabilities. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. The non-cash items of $13.4 million related to depreciation, amortization, inventory reserves, stock-based compensation and the disposal of fixed assets. The net cash outflows related to the use of operating assets and liabilities was primarily due to the timing of payments of variable compensation to employees, timing of tax payments and higher inventory purchases to prepare for increased revenue in the second half of 2019. These payments have been partially offset by improvements in payment terms from some vendors, resulting in higher days payables outstanding.

Cash provided by operating activities during the six months ended June 30, 2018 was $59.0 million, consisting primarily of net income of $34.1 million, adjusted for non-cash items of $13.0 million, and $11.9 million of net cash inflows related to changes in operating assets and liabilities. The changes in operating assets and liabilities were generally driven by the timing of our customer payments for accounts receivable and vendor payments for accounts payable.

Cash used in investing activities of $17.1 million during the six months ended June 29, 2019 consisted primarily of $9.8 million of net purchases of marketable securities and payments for acquisition of property, plant and equipment of $8.3 million.

Cash provided by investing activities of $15.8 million during the six months ended June 30, 2018 consisted primarily of net sales and maturities of marketable securities of $19.6 million, offset in part by payments for acquisition of property, plant and equipment and certain assets of $3.8 million.

Index

Cash provided by financing activities of $2.2 million during the six months ended June 29, 2019 consisted primarily of proceeds from the issuance of common stock under employee stock purchase program of $4.5 million, partially offset by payments of $2.3 million for taxes on net issuance of stock awards.

Cash used in financing activities of $23.0 million during the six months ended June 30, 2018 consisted primarily of $23.0 million of common stock repurchases and payments of $2.7 million for taxes on net issuance of stock awards, partially offset by proceeds from the issuance of common stock from the employee stock purchase program and the exercise of stock options of $2.7 million.

Repurchases of Common Stock

On March 14, 2019 our Board of Directors authorized the repurchase of up to $80.0 million of our common stock. This plan is referred to as the Stock Repurchase Plan. Under the terms of the Stock Repurchase Plan shares may be repurchased through open market or privately negotiated transactions. During the six months ended June 29, 2019 no shares were repurchased under the Stock Repurchase Plan.

During the three months ended March 31, 2018, the Stock Repurchase Plan for $50.0 million that was authorized on November 15, 2017 was completed and we repurchased 896,187 shares at an average purchase price of $25.65 per share for a total of $23.0 million.

Off-Balance Sheet Arrangements

As of June 29, 2019, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There have been no material changes outside the ordinary course of our business from those reported in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 25, 2019.

Index

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. As of June 29, 2019 and December 29, 2018, we held $50.9 million and $40.8 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates. Assuming a hypothetical immediate and consistent increase in interest rates by 100 basis points from levels as of June 29, 2019, the fair value of our marketable securities would have declined by $0.2 million, as compared to $0.2 million as of December 29, 2018. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of June 29, 2019 and December 29, 2018, the average duration of our portfolio was less than three months and nine months, respectively. We do not hold securities for trading purposes.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”), and our Vice President, Finance (who is our Principal Financial and Accounting Officer (“PFO”)), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO and PFO concluded that as of June 29, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and reported to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 29, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, except as follows:

If we are unable to close the merger with Rudolph, it could create unforeseen, adverse effects on our business operations.

On June 23, 2019, we entered into an Agreement and Plan of Merger, (“Merger Agreement”), with Rudolph Technologies, Inc., (“Rudolph”), and PV Equipment Inc., a wholly-owned subsidiary of Nanometrics, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, PV Equipment Inc. will merge with and into Rudolph, with Rudolph continuing as a wholly owned subsidiary of Nanometrics and the surviving corporation of the merger.

The closing of the merger is subject to closing conditions which, if not met or waived, could cause the transaction not to close. Therefore, the merger may not be completed or may not be completed as quickly as expected. If the Merger Agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Rudolph a termination fee of $26.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be materially and adversely affected.

 If the merger with Rudolph closes, we will need to integrate our business with that of Rudolph, which may be more difficult than we anticipate.

Following the closing of the merger with Rudolph, we will need to integrate our business with the business of Rudolph, which if we are not able to do easily and quickly, may adversely affect the combined businesses of the company.  For example, complications in integrating our businesses may impair our combined ability to meet rapid demand shifts, continue technological innovation and introduce new products to meet customers’ rapidly changing requirements, our combined ability to identify, effect and integrate acquisitions, joint ventures or other transactions, protect and enforce our intellectual property rights, monitor and address the increasing complexity of certain manufacturing processes, and assess and address raw material shortages and price increases.  Any failure or difficulties encountered as a result of challenges in integrating our businesses may materially affect our combined businesses, operating results, and prospects.

Index

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description	Form	File Number	Date of First Filing	Exhibit Number/ Appendix Reference
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger by and among Registrant, Rudolph Technologies, Inc., and PV Equipment, Inc., dated June 23, 2019	8-K	000-13470	6/24/2019	2.1
3.(i)	Certificate of Incorporation
3.1	Certificate of Incorporation of the Registrant	8-K	000-13470	10/5/2006	3.1
3.(ii)	Bylaws
3.2	Bylaws of the Registrant	-	-	-	-
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Reference is made to Exhibits 3.1 and 3.2	-	-	-	-
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
31.2	Certification of Greg Swyt, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
32	Section 1350 Certifications
32.1	Certification of Pierre-Yves Lesaicherre, principal executive officer of the Registrant, and Greg Swyt, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall, not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	-	-	-	-
101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 29, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2019 and June 30, 2018, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 29, 2019 and June 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2019 and June 30, 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOMETRICS INCORPORATED
(Registrant)

By:	/s/ GREG SWYT
Greg Swyt
Vice President, Finance
(Duly Authorized Officer, Principal Financial and Accounting Officer)

Dated: July 31, 2019