Form 10-Q
period 2019-09-28
Onto Innovation Inc.
filed 2019-11-07
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-39110

ONTO INNOVATION INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2276314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16 Jonspin Road Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 253-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ONTO	New York Stock Exchange (NYSE)

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

As of November 1, 2019, there were 50,062,039 shares of common stock, $0.001 par value, issued and outstanding.

ONTO INNOVATION INC.

(formerly known as Nanometrics Incorporated)

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2019

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONTO INNOVATION INC.

(formerly known as Nanometrics Incorporated)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$51,009	$110,951
Marketable securities	93,101	40,841
Accounts receivable, net of allowances of $200 and $170, respectively	56,969	50,854
Inventories	69,691	61,915
Inventories-delivered systems	117	180
Prepaid expenses and other	7,398	6,140
Total current assets	278,285	270,881
Property, plant and equipment, net	52,449	47,900
Operating lease - right of use assets, net	9,996	—
Goodwill	26,310	26,372
Intangible assets, net	25,078	27,326
Deferred income tax assets	3,664	2,569
Other assets	441	582
Total assets	$396,223	$375,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,541	$16,540
Accrued payroll and related expenses	12,283	21,658
Deferred revenue	7,370	8,990
Operating lease liabilities	2,773	—
Other current liabilities	8,702	9,421
Income taxes payable	1,162	3,164
Total current liabilities	49,831	59,773
Deferred revenue	1,432	1,753
Income taxes payable	1,620	871
Deferred tax liabilities	158	162
Operating lease liabilities	7,193	—
Other long-term liabilities	217	219
Total liabilities	60,451	62,778
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 47,000,000 shares authorized: 24,842,959 and 24,372,193, respectively, issued and outstanding	25	24
Additional paid-in capital	259,744	247,983
Retained earnings	78,516	67,402
Accumulated other comprehensive loss	(2,513)	(2,557)
Total stockholders’ equity	335,772	312,852
Total liabilities and stockholders’ equity	$396,223	$375,630

See Notes to Condensed Consolidated Financial Statements

Index

ONTO INNOVATION INC.

(formerly known as Nanometrics Incorporated)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues:
Products	$60,102	$63,798	$166,498	$211,521
Service	13,023	12,792	41,347	35,986
Total net revenues	73,125	76,590	207,845	247,507
Costs of net revenues:
Cost of products	26,743	25,589	76,936	85,417
Cost of service	7,257	7,332	21,888	19,929
Amortization of intangible assets	449	35	1,385	105
Total costs of net revenues	34,449	32,956	100,209	105,451
Gross profit	38,676	43,634	107,636	142,056
Operating expenses:
Research and development	13,779	12,717	40,864	35,410
Selling	8,465	8,902	25,991	28,077
General and administrative	7,784	7,744	23,574	22,950
Merger expenses	2,424	—	3,331	—
Amortization of intangible assets	289	—	867	—
Total operating expenses	32,741	29,363	94,627	86,437
Income from operations	5,935	14,271	13,009	55,619
Other income (expense):
Interest expense, net	(38)	(104)	(144)	(245)
Other income, net	257	322	1,355	508
Total other income, net	219	218	1,211	263
Income before income taxes	6,154	14,489	14,220	55,882
Provision for income taxes	1,943	2,921	3,106	10,258
Net income	$4,211	$11,568	$11,114	$45,624
Net income per share:
Basic	$0.17	$0.48	$0.45	$1.90
Diluted	$0.17	$0.47	$0.45	$1.86
Weighted average shares used in per share calculation:
Basic	24,529	24,059	24,631	24,065
Diluted	24,783	24,466	24,952	24,551

See Notes to Condensed Consolidated Financial Statements

Index

ONTO INNOVATION INC.

(formerly known as Nanometrics Incorporated)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$4,211	$11,568	$11,114	$45,624
Other comprehensive income:
Change in foreign currency translation adjustment	(671)	38	(68)	(530)
Net change in unrealized gains (losses) on available-for-sale investments	11	44	112	7
Other comprehensive income	(660)	82	44	(523)
Comprehensive income	$3,551	$11,650	$11,158	$45,101

See Notes to Condensed Consolidated Financial Statements

Index

ONTO INNOVATION INC.

(formerly known as Nanometrics Incorporated)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 28, 2019	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 29, 2019	24,828,384	$25	$256,503	$74,305	$(1,853)	$328,980
Net income	—	—	—	4,211	—	4,211
Foreign currency translation adjustments	—	—	—	—	(671)	(671)
Unrealized gain on investments, net of tax	—	—	—	—	11	11
Issuance of common stock under stock-based compensation plans, net of taxes paid	14,575	—	(158)	—	—	(158)
Stock-based compensation expense	—	—	3,399	—	—	3,399
Balance as of September 28, 2019	24,842,959	$25	$259,744	$78,516	$(2,513)	$335,772

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 29, 2018	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 30, 2018	24,066,368	$24	$237,378	$43,812	$(2,729)	$278,485
Net income	—	—	—	11,568	—	11,568
Foreign currency translation adjustments	—	—	—	—	38	38
Unrealized gain on investments, net of tax	—	—	—	—	44	44
Issuance of common stock under stock-based compensation plans, net of taxes paid	149,194	—	728	—	—	728
Stock-based compensation expense	—	—	3,212	—	—	3,212
Balance as of September 29, 2018	24,215,562	$24	$241,318	$55,380	$(2,647)	$294,075

See Notes to Condensed Consolidated Financial Statements

Index

ONTO INNOVATION INC

(formerly known as Nanometrics Incorporated)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 28, 2019	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 29, 2018	24,372,193	$24	$247,983	$67,402	$(2,557)	$312,852
Net income	—	—	—	11,114	—	11,114
Foreign currency translation adjustments	—	—	—	—	(68)	(68)
Unrealized gain on investments, net of tax	—	—	—	—	112	112
Issuance of common stock under stock-based compensation plans, net of taxes paid	470,766	1	2,048	—	—	2,049
Stock-based compensation expense	—	—	9,713	—	—	9,713
Balance as of September 28, 2019	24,842,959	$25	$259,744	$78,516	$(2,513)	$335,772

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 29, 2018	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 30, 2017	24,628,722	$26	$255,368	$9,113	$(2,124)	$262,383
Net income	—	—	—	45,624	—	45,624
Adjustment due to adoption of ASU 2014-09 Revenue from Contracts with Customers, net of tax	—	—	—	726	—	726
Restructuring of foreign subsidiaries	—	—	—	(83)	—	(83)
Foreign currency translation adjustments	—	—	—	—	(530)	(530)
Unrealized loss on investments, net of tax	—	—	—	—	7	7
Issuance of common stock under stock-based compensation plans, net of taxes paid	483,027	—	706	—	—	706
Stock-based compensation expense	—	—	8,229	—	—	8,229
Repurchases and retirement of common stock under share repurchase plans	(896,187)	(2)	(22,985)	—	—	(22,987)
Balance as of September 29, 2018	24,215,562	$24	$241,318	$55,380	$(2,647)	$294,075

See Notes to Condensed Consolidated Financial Statements

Index

ONTO INNOVATION INC.

(formerly known as Nanometrics Incorporated)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$11,114	$45,624
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	7,712	4,962
Stock-based compensation	9,713	8,229
Disposal of fixed assets	(831)	38
Inventory write-down	4,139	870
Deferred income taxes	(4)	4,668
Changes in assets and liabilities:
Accounts receivable	(6,251)	11,520
Inventories	(13,130)	(6,351)
Inventories-delivered systems	63	(324)
Prepaid expenses and other	(1,461)	(1,224)
Operating lease - right of use assets	1,917	—
Accounts payable, accrued and other liabilities	(8,053)	9,623
Deferred revenue	(1,941)	5,126
Operating lease liabilities	(1,774)	—
Income taxes payable	(2,348)	647
Net cash provided by (used in) operating activities	(1,135)	83,408
Cash flows from investing activities:
Payments to acquire certain assets	—	(2,000)
Sales of marketable securities	3,968	19,776
Maturities of marketable securities	48,753	32,195
Purchases of marketable securities	(104,585)	(46,604)
Purchases of property, plant and equipment	(9,943)	(2,942)
Proceeds from sale of property, plant and equipment	896	—
Net cash provided by (used in) investing activities	(60,911)	425
Cash flows from financing activities:
Proceeds from sale of shares under employee stock option plans and purchase plan	4,554	3,826
Taxes paid on net issuance of stock awards	(2,505)	(3,122)
Repurchases of common stock under share repurchase plans	—	(22,987)
Net cash provided by (used in) financing activities	2,049	(22,283)
Effect of exchange rate changes on cash and cash equivalents	55	(346)
Net increase (decrease) in cash and cash equivalents	(59,942)	61,204
Cash and cash equivalents, beginning of period	110,951	34,899
Cash and cash equivalents, end of period	$51,009	$96,103

Supplemental disclosure of non-cash investing activities:
Transfers between inventory and property, plant and equipment, net	$1,198	$602
Unpaid property, plant and equipment	1,062	1,684

See Notes to Condensed Consolidated Financial Statements

Index

ONTO INNOVATION INC.

(formerly known as Nanometrics Incorporated)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies

Description of Business – Onto Innovation Inc. (“Onto” or the “Company”) and its wholly-owned subsidiaries provide advanced, high-performance process control metrology and inspection systems used primarily in the fabrication of semiconductors and other solid-state devices as well as industrial and scientific applications. Onto's metrology systems precisely measure a wide range of film types deposited on substrates during manufacturing to control manufacturing processes and increase production yields in the fabrication of integrated circuits. The Company’s optical critical dimension (“OCD”®) technology is a patented critical dimension measurement technology that is used to precisely determine the dimensions on the semiconductor wafer that directly control the resulting performance of the integrated circuit devices. The thin film metrology systems use a broad spectrum of wavelengths, high-sensitivity optics, proprietary software, and patented technology to measure the thickness and uniformity of films deposited on silicon and other substrates as well as their chemical composition. The overlay metrology systems are used to measure the overlay accuracy of successive layers of semiconductor patterns on wafers in the photolithography process. Onto's inspection systems are used to find defects on patterned and unpatterned wafers at nearly every stage of the semiconductor production flow. The Company’s corporate headquarters are in Wilmington, Massachusetts.

On October 25, 2019, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Nanometrics Incorporated (“Nanometrics”), Rudolph Technologies, Inc. (“Rudolph”), and PV Equipment Inc., a wholly-owned subsidiary of Nanometrics (“Merger Sub”), Rudolph merged with Merger Sub with Rudolph surviving the merger as a wholly-owned subsidiary of Nanometrics. The combined company will account for the acquisition pursuant to the Merger Agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

In identifying Rudolph as the accounting acquiring entity, Nanometrics and Rudolph reviewed the accounting guidance as provided in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, which takes into account the type of consideration, the structure of the merger and the other transactions contemplated by the merger agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

Effective with the merger, Nanometrics changed its name to Onto Innovations Inc. References to “the Company” herein with respect to time frames prior to October 25, 2019 refer to Nanometrics, accordingly, the accompanying condensed consolidated financial statements for all periods presented herein are those of Nanometrics prior to the merger (See Note 16).

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

Fiscal Period – The Company uses a 52/53 week fiscal year ending on the last Saturday of the calendar year. All references to the quarter refer to Onto’s fiscal quarter. The fiscal quarters reported herein are 13 week periods.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could

Index

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

Index

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

At the implementation date, the Company measured its initial lease liability as $11.5 million for all leases in effect at such date. The Company determined it had made $0.1 million of lease payments to lessors at or before the implementation date for which the underlying service period had not expired; consequently, the Company initially recognized $11.6 million as a right to use asset at the implementation date. During the three- and nine-month periods ended September 28, 2019, the Company recognized $0.1 million and $0.8 million of lease liabilities and right of use assets related to contracts entered into during the respective period.

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

Index

The components of lease expense for the three and nine months ended September 28, 2019 were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 28, 2019	September 28, 2019
Operating lease expense	$925	$2,696

Other information related to leases as of and for the nine months ended September 28, 2019 was as follows (in thousands, except as indicated):

Supplemental Cash Flows Information	Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,553
Right of use assets recognized in exchange for operating lease liabilities	779
Imputed interest - operating leases	381
Weighted average remaining lease term - operating leases (months)	53
Weighted average discount rate - operating leases (per annum)	4.91%

The following table presents a maturity analysis of the Company’s leases (all of which are operating leases), showing the undiscounted annual cash flows for each of the periods presented with a reconciliation to the operating lease liabilities recognized in the Statement of Financial Position as of September 28, 2019 (in thousands):

Fiscal year	Amount
2019 (remainder)	$847
2020	2,968
2021	2,109
2022	1,540
2023	1,246
Thereafter	2,705
Total future minimum lease payments	11,415
Less: future interest	(1,449)
Total	$9,966

Reported as of September 28, 2019
Operating lease liability - short term	$2,773
Operating lease liability - long term	7,193
Total	$9,966

Future minimum lease payments as of December 29, 2018 for the leases then in effect, as reported under previous guidance, was as follows (in thousands):

Fiscal year	Amount
2019	$3,002
2020	1,891
2021	1,051
2022	970
2023	750
Thereafter	696
Total	$8,360

Index

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

Note 3. Acquisition

On October 25, 2019, PV Equipment Inc., a wholly-owned subsidiary of Nanometrics Incorporated (“Nanometrics”), merged with Rudolph Technologies, Inc. (“Rudolph”), with Rudolph surviving the merger as a wholly-owned subsidiary of Nanometrics. The combined company will account for the acquisition pursuant to the merger agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

Index

In identifying Rudolph as the accounting acquiring entity, Nanometrics and Rudolph reviewed the accounting guidance as provided in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, which takes into account the type of consideration, the structure of the merger and the other transactions contemplated by the merger agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

Effective with the merger, Nanometrics changed its name to Onto. The accompanying condensed consolidated financial statements for all periods presented are those of Nanometrics prior to the merger (See Note 16).

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

The following table presents the final purchase price allocation as of November 15, 2018 (in thousands):

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

Note 4. Revenue

The Company disaggregates its revenue from contracts with customers by geographic location. See Note 15 for further information.

Contract assets and liabilities

Contract assets and liabilities consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Contract assets	$6,224	$2,189
Contract liabilities	8,801	10,743
Net contract liabilities	$2,577	$8,554

Index

During the three and nine months ended September 28, 2019 the Company recognized $4.7 million and $7.9 million of revenue related to amounts that had been reported as contract liabilities at December 29, 2018. Net contract liabilities at September 28, 2019 decreased by $6.0 million from December 29, 2018. The Company classifies its contract liabilities as deferred revenue on its condensed consolidated balance sheet.

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

The following tables present the Company’s assets and liabilities measured at estimated fair value on a recurring basis, excluding accrued interest components, categorized in accordance with the fair value hierarchy (in thousands), as of the following dates:

	September 28, 2019				December 29, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,162	$—	$—	$9,162	$113	$—	$—	$113
Commercial paper	—	5,985	—	5,985	—	1,993	—	1,993
Certificates of deposit	—	1,000	—	1,000	—	—	—	—
Total cash equivalents	$9,162	$6,985	$—	$16,147	$113	$1,993	$—	$2,106

Marketable securities:
Certificates of deposits	$—	$29,007	$—	$29,007	$—	$9,497	$—	$9,497
Commercial paper	—	16,759	—	16,759	—	7,932	—	7,932
Corporate debt securities	—	36,927	—	36,927	—	15,730	—	15,730
Asset-backed Securities	—	10,408	—	10,408	—	7,682	—	7,682
Total marketable securities	$—	$93,101	$—	$93,101	$—	$40,841	$—	$40,841
Total(1)	$9,162	$100,086	$—	$109,248	$113	$42,834	$—	$42,947

(1)

Excludes $34.9 million and $108.8 million held in operating accounts as of September 28, 2019 and December 29, 2018, respectively. See “Note 6. Cash and Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

Index

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

The settlement result of forward foreign currency contracts included in the three and nine months ended September 28, 2019 was a loss of $0.7 million and a loss of $1.4 million, respectively. For the three and nine months ended September 29, 2018 the settlement of forward foreign currency contracts was not material.

The following table presents the notional amounts and fair values of the Company’s outstanding derivative instruments in U.S. Dollar equivalent as of the following dates (in millions):

	September 28, 2019			December 29, 2018
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Undesignated Hedges:
Forward Foreign Currency Contracts
Purchase	$30.9	$—	$0.1	$25.9	$—	$—
Sell	$—	$—	$—	$21.8	$—	$0.2

Note 6. Cash and Investments

The following tables present cash, cash equivalents, and available-for-sale investments as of the following dates (in thousands):

	September 28, 2019				December 29, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$34,862	$—	$—	$34,862	$108,845	$—	$—	$108,845
Cash equivalents:
Money market funds	9,162	—	—	9,162	113	—	—	113
Commercial paper	5,985	—	—	5,985	1,993	—	—	1,993
Certificates of deposit	1,000	—	—	1,000	—	—	—	—
Marketable securities:
Certificates of deposit	29,003	4	—	29,007	9,500	—	(3)	9,497
Commercial paper	16,760	—	(1)	16,759	7,933	—	(1)	7,932
Corporate debt securities	36,894	33	—	36,927	15,788	—	(58)	15,730
Asset-backed securities	10,393	15	—	10,408	7,706	—	(24)	7,682
Total cash, cash equivalents, and marketable securities	$144,059	$52	$(1)	$144,110	$151,878	$—	$(86)	$151,792

Index

Available-for-sale marketable securities, readily convertible to cash, with maturity dates of 90 days or less are classified as cash equivalents, while those with maturity dates greater than 90 days are classified as marketable securities within short-term assets. All marketable securities as of September 28, 2019 and December 29, 2018, were available-for-sale and reported at fair value based on the estimated or quoted market prices as of the balance sheet date.

Realized gains and losses on sale of securities are recorded in other income (expense), net, in the Company’s condensed consolidated statement of operations. For the three and nine months ended September 28, 2019 and September 29, 2018, net realized gains and losses were not material.

Unrealized gains or losses, net of tax effect, are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Both the gross unrealized gains and gross unrealized losses for the three and nine months ended September 28, 2019 and September 29, 2018 were not material, and no marketable securities had other than temporary impairment.

All marketable securities as of September 28, 2019 and December 29, 2018 had maturity dates of less than 34 months.

Note 7. Accounts Receivable

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. The Company pays administrative fees as well as interest, which ranged 0.61% to 1.68% during the nine months ended September 28, 2019, based on the anticipated length of time between the date the sale is consummated, and the expected collection date of the receivables sold.

The Company sold $4.4 million and $12.8 million of receivables during the three months ended September 28, 2019 and September 29, 2018, respectively, and $18.7 million and $47.5 million of receivables during the nine months ended September 28, 2019 and September 29, 2018, respectively. There were no amounts due from such third-party financial institutions at September 28, 2019 and December 29, 2018.

Index

Note 8. Financial Statement Components

The following tables provide details of selected financial statement components as of the following dates (in thousands):

	At
	September 28, 2019	December 29, 2018
Inventories:
Raw materials and sub-assemblies	$38,219	$31,434
Work in process	23,602	22,383
Finished goods	7,870	8,098
Inventories	69,691	61,915
Inventories-delivered systems	117	180
Total inventories	$69,808	$62,095

Property, plant and equipment, net:(1)
Land	$15,568	$15,571
Machinery and equipment	40,027	39,898
Building and improvements	26,717	21,354
Software	10,621	10,116
Furniture and fixtures	2,276	2,551
Leasehold improvements	3,599	—
Capital in progress	1,354	6,027
Total property, plant and equipment, gross	100,162	95,517
Accumulated depreciation and amortization	(47,713)	(47,617)
Total property, plant and equipment, net	$52,449	$47,900

(1) Depreciation and amortization expense of property, plant and equipment was $1.9 million and $1.6 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $5.5 million and $4.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Other Current Liabilities:
Accrued warranty	$4,393	$4,379
Accrued taxes	757	1,738
Customer deposits	114	293
Accrued professional services	1,458	448
Third party commissions	452	1,382
Other	1,528	1,181
Total other current liabilities	$8,702	$9,421

Components of Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translations	Defined Benefit Pension Plans	Unrealized Income (Loss) on Investment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 29, 2018	$(2,129)	$(646)	$218	$(2,557)
Current period change	(68)	—	112	44
Balance as of September 28, 2019	$(2,197)	$(646)	$330	$(2,513)

The items above, except for unrealized income (loss) on investment, did not impact the Company’s income tax provision. The amounts reclassified from each component of accumulated other comprehensive income (loss) into income statement line items were insignificant.

Index

Note 9. Goodwill and Intangible Assets

Goodwill is recorded at cost and tested for potential impairment at least annually. Goodwill was $26.3 million as of September 28, 2019 and $26.4 million as of December 29, 2018. During the nine-month period ended September 28, 2019 an immaterial purchase price adjustment was recorded resulting in an immaterial decrease to Goodwill for the 4D acquisition in 2018.

Intangible assets are recorded at cost, less accumulated amortization. Certain of the Company’s intangible assets are denominated in foreign currencies. The aggregate $107,000 increase in the adjusted cost basis of the Company’s intangible assets as of September 28, 2019, as compared with December 29, 2018, was due to foreign currency movements. Such foreign currency movements also increased the September 28, 2019 balance of accumulated amortization of intangible assets by $107,000 as compared with December 29, 2018. During the nine months ended September 28, 2019 the Company reclassified $0.5 million of in-process research and development to developed technology as the underlying technology was complete and incorporated into certain products sold. Intangible assets as of September 28, 2019 and December 29, 2018 consisted of the following (in thousands):

	September 28, 2019
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$36,545	$(18,004)	$18,541
Customer relationships	6,547	(2,327)	4,220
Trade name	1,500	(83)	1,417
In-process research and development	900	—	900
Total	$45,492	$(20,414)	$25,078

	December 29, 2018
	Adjusted cost	Accumulated amortization	Net carrying amount
Developed technology	$35,954	$(16,532)	$19,422
Customer relationships	6,531	(1,519)	5,012
Trade name	1,500	(8)	1,492
In-process research and development	1,400	—	1,400
Total	$45,385	$(18,059)	$27,326

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated remaining lives of finite-lived intangibles range from less than one year to fifteen years. The total intangible amortization expense for the three and nine months ended September 28, 2019 was $0.7 million and $2.2 million, respectively, and for the three and nine months ended September 29, 2018 was $35,000 and $105,000, respectively.

There were no impairment charges related to intangible assets recorded during the nine months ended September 28, 2019 and September 29, 2018.

The estimated future amortization expense of finite intangible assets as of September 28, 2019 is as follows (in thousands):

Fiscal Years	Amounts
2019 (remainder)	$643
2020	2,960
2021	2,960
2022	2,960
2023	2,960
Thereafter	11,695
Total future amortization expense	$24,178

In-process research and development of $0.9 million has been omitted from the above table as its estimated useful life is indeterminant at September 28, 2019. It will be tested for potential impairment, along with Goodwill, until its estimated useful life becomes finite.

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

Components of the warranty accrual, which were included in the accompanying condensed consolidated balance sheets with other current liabilities, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance as of beginning of period	$3,755	$4,906	$4,379	$4,863
Accruals for warranties issued during period	1,201	1,020	3,068	3,915
Settlements during the period	(563)	(1,668)	(3,054)	(4,520)
Balance as of end of period	$4,393	$4,258	$4,393	$4,258

Note 11. Commitments and Contingencies

Merger – Rudolph Technologies, Inc. – On June 23, 2019, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rudolph Technologies, Inc. (“Rudolph”) and PV Equipment Inc., a wholly-owned subsidiary of the Company to effect the merger (“Merger”) of Rudolph with and into PV Equipment Inc., with Rudolph surviving the Merger as a wholly-owned subsidiary of the Company. Regulatory and stockholder approvals from both the Company’s stockholders and those of Rudolph were obtained and the Merger closed on October 25, 2019. Under the terms set forth in the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Rudolph was converted into 0.8042 shares of common stock, par value $0.001, of the Company. Upon closure of the Merger, Rudolph’s common stockholders owned approximately 50% and Nanometrics’ common stockholders prior to the Merger owned approximately 50% of the outstanding shares of common stock of the combined company on a fully diluted basis. The results of the Company’s stockholders’ vote on matters relating to the Merger were included in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2019, and information regarding the closing of the Merger was included in the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019.

The combined company will account for the acquisition pursuant to the Merger Agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

In identifying Rudolph as the accounting acquiring entity, Nanometrics and Rudolph reviewed the accounting guidance as provided in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, which takes into account the type of consideration, the structure of the Merger and the other transactions contemplated by the Merger Agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

Intellectual Property Indemnification Obligations – The Company will, from time to time, in the normal course of business, agree to indemnify certain customers, vendors or others against third party claims that the Company’s products, when used for their intended purpose(s), or the Company’s intellectual property, infringe the intellectual property rights of such third parties or other claims made against parties with whom it enters into contractual relationships. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and believes that the estimated fair value of these agreements is immaterial. Accordingly, no liabilities have been recorded for these obligations in the accompanying condensed consolidated balance sheets as of September 28, 2019 and December 29, 2018.

Index

Legal Proceedings - From time to time, the Company is subject to various legal proceedings or claims arising in the ordinary course of business.

On August 2, 2017, the Company was named as defendant in a complaint filed in New Hampshire Superior Court (“Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and the Company pertaining to certain product. On September 18, 2017, the Company removed the action to the United States District Court for the District of New Hampshire. On September 25, 2017, the Company moved to transfer the Complaint to the District Court for the Northern District of California. On December 20, 2017, the Company filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. The Company’s complaint was later removed by OSI to the Northern District of California.  On May 29, 2018, the District Court of New Hampshire issued an order granting the Company’s motion to transfer OSI’s Complaint to the Northern District of California and denying the Company’s motion to dismiss the Complaint without prejudice. On June 14, 2018, OSI’s Complaint was consolidated with the Company’s complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint. On September 19, 2018, the Company filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim. The Company’s motion to dismiss was heard on February 28, 2019. On March 5, 2019 the Court granted the Company’s motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. The Company filed a motion to dismiss the Second Amended Complaint on May 31, 2019. The Company’s motion to dismiss OSI’s Second Amended Complaint is now fully briefed. A hearing on the Company’s motion to dismiss the Second Amended Complaint is scheduled for November 14, 2019. Trial has been set for May 16, 2022.

Following the announcement of the Company’s proposed merger transaction with Rudolph, two purported class action complaints and three complaints were filed on behalf of Rudolph’s stockholders against Rudolph and its directors; of those five complaints, three were filed in the United States District Court for the District of Delaware, one in the United States District Court for the District of New Jersey, and one in the United States District Court for the District of Massachusetts. One of those five complaints also names the Company and the subsidiary formed to effectuate the proposed merger transaction as defendants. A sixth complaint was filed on behalf of a Company stockholder against the Company and its directors in the United States District Court for the Northern District of California. The complaints are captioned as follows: Stein v. Rudolph Technologies, Inc., et al. (D. Del.); Rosenblatt v. Rudolph Technologies, Inc., et al. (D. Del.); Stein v. Rudolph Technologies, Inc., et al. (D. Del.); Parikh v. Rudolph Technologies, Inc., et al. (D.N.J.); Roy v. Rudolph Technologies, Inc., et al. (D. Mass.); and Bryden-Moore v. Nanometrics Inc., et al. (N.D. Cal.). The Company refers to these actions collectively as the “Shareholder Actions.”  The complaints in the Shareholder Actions generally assert claims under Sections 14(a) and 20(a) of the Exchange Act challenging the adequacy of certain disclosures made in the version of the joint proxy statement/prospectus filed with the SEC on August 15, 2019, or, solely with respect to the complaint captioned Roy v. Rudolph Technologies, Inc., et al. (D. Mass.), the version of the joint proxy statement/prospectus filed with the SEC on September 10, 2019. The complaints seek, among other relief, an injunction preventing Rudolph from holding the Rudolph special meeting or consummating the transaction, an injunction preventing the Company from consummating the transaction, damages in the event that the merger is consummated, and attorneys’ fees.  On October 11, 2019, plaintiffs in each of the Shareholder Actions agreed in principle to dismiss their claims in connection with the issuance of certain supplemental disclosures regarding the transaction and reserved the right to seek attorneys’ fees.

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

Index

A reconciliation of the share denominator of the basic and diluted net income per share computations for three and nine months ended September 28, 2019 and September 29, 2018 is as follows (in thousands):

	Three Month Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Weighted average shares of common stock outstanding used in basic net income per share calculation	24,529	24,059	24,631	24,065
Potential dilutive common stock equivalents, using treasury stock method	254	407	321	486
Weighted average shares of common stock used in diluted net income per share calculation	24,783	24,466	24,952	24,551

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

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5	0.5 years
Volatility	44.4%	52.5%	41.3% - 44.4%	39.1%
Risk free interest rate	2.10%	2.14%	2.10% - 2.51%	1.86%
Dividends	—	—	—	—

No stock options were awarded during the nine months ended September 28, 2019 and September 29, 2018.

A summary of activity of stock options during the nine months ended September 28, 2019 is as follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options
Outstanding at December 29, 2018	83,394	$15.80	1.19	$988
Exercised	(71,365)	15.72
Cancelled	(25)	14.95
Outstanding at September 28, 2019	12,004	16.27	0.80	198
Exercisable at September 28, 2019	12,004	$16.27	0.80	$198

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the Company’s closing stock price of $32.38 and $27.65 as of September 28, 2019 and December 29, 2018, respectively, the last trading day of each period, which would have been received by the option holders had all option holders exercised their options as of such date.

Index

Restricted Stock Units (“RSUs”)

Time-based RSUs are valued using the market value of the Company’s common stock on the date of grant, assuming no expectation of dividends paid.

A summary of activity for RSUs during the nine months ended September 28, 2019 is as follows:

Summary of activity for RSUs	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs as of December 29, 2018	769,003	$31.39
Granted	352,337	28.63
Released	(322,915)	28.86
Cancelled	(57,907)	32.37
Outstanding RSUs as of September 28, 2019	740,518	$31.10

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

A summary of activity for PSUs for the nine months ended September 28, 2019 is as follows:

Summary of activity for PSUs	Number of PSUs	Weighted Average Fair Value
Outstanding PSUs as of December 29, 2018	112,163	$22.37
Granted	43,429	19.09
Released	(16,066)	25.09
Cancelled	(1,138)	26.75
Outstanding PSUs as of September 28, 2019	138,388	$20.99

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

Index

Stock-based Compensation Expense

Stock-based compensation expense for all share-based payment awards made to the Company’s employees and directors pursuant to the employee stock option and employee stock purchase plans by function were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of products	$326	$224	$858	$455
Cost of service	235	223	629	564
Research and development	813	744	2,324	1,727
Selling	834	779	2,378	2,049
General and administrative	1,191	1,242	3,524	3,434
Total stock-based compensation expense related to employee stock options and employee stock purchases	$3,399	$3,212	$9,713	$8,229

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

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Provision for income taxes	$1,943	$2,921	$3,106	$10,258

The decrease in the tax provision for 2019 from 2018 was primarily related to the Company’s decreased profitability for the three and nine months ended September 28, 2019, as well as less U.S. tax required on foreign earnings under the Tax Cuts and Jobs Act (“TCJA”).

The Company continues to maintain a valuation allowance against its California, U.K., and Switzerland deferred tax assets as of September 28, 2019 as a result of uncertainties regarding the realization of the assets due to cumulative losses and uncertainty of future taxable income. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of September 28, 2019 and December 29, 2018. During the next twelve months, the Company anticipates increases in its unrecognized tax benefits of approximately $1.2 million.

Index

Note 15. Segment, Geographic, Product and Significant Customer Information

The Company has one operating segment, which is the sale, design, manufacture, marketing and support of optical critical dimension and thin film systems. The following tables summarize total net revenues and long-lived assets (excluding intangible assets) attributed to significant countries (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total net revenues:
United States	$14,091	$8,414	$40,135	$22,545
China	20,357	14,486	60,590	50,861
Japan	11,189	19,693	19,720	48,090
South Korea	10,519	23,598	37,557	92,397
Taiwan	8,590	1,883	23,529	4,918
Singapore	2,775	5,842	13,049	20,377
Other	5,604	2,674	13,265	8,319
Total net revenues	$73,125	$76,590	$207,845	$247,507

	September 28, 2019	December 29, 2018
Long-lived tangible assets:
United States	$51,152	$46,325
International	1,297	1,575
Total long-lived tangible assets	$52,449	$47,900

With respect to customer concentration, SK hynix, Intel Corporation, Toshiba Memory Corporation, Taiwan Semiconductor Manufacturing Company, and Samsung Electronics Co. Ltd. each accounted for more than 10% of total sales for the three months ended September 28, 2019, and SK hynix, Intel Corporation, Taiwan Semiconductor Manufacturing Company Limited, and Samsung Electronics Co. Ltd. each accounted for more than 10% of total sales for the nine months ended September 28, 2019. Samsung Electronics Co. Ltd., Yangtze Memory Technologies Co. Ltd., SK hynix, and Toshiba Memory Corporation each accounted for more than 10% of total sales for the three months ended September 29, 2018 and Samsung Electronics Co. Ltd., SK hynix, Toshiba Memory Corporation, Yangtze Memory Technologies Co. Ltd., and Micron Technology, Inc. each accounted for more than 10% of total sales for the nine months ended September 29, 2018.

With respect to accounts receivable concentration, Yangtze Memory Technologies Co. Ltd., Toshiba Memory Corporation, and Taiwan Semiconductor Manufacturing Company each accounted for more than 10% of total accounts receivable as of September 28, 2019. SK hynix and Toshiba Memory Corporation each accounted for more than 10% of total accounts receivable as of December 29, 2018.

Index

Note 16. Subsequent Event

Subsequent to September 28, 2019, on October 25, 2019, Rudolph merged with and into PV Equipment Inc., a wholly-owned subsidiary of the Company, formed to effect the merger of Rudolph with and into PV Equipment Inc., with Rudolph surviving the merger as a wholly-owned subsidiary of the Company. Under the terms set forth in the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Rudolph was converted into 0.8042 shares of common stock, par value $0.001, of the Company. Upon closure of the Merger, Rudolph’s common stockholders own approximately 50% and Nanometrics’ common stockholders prior to the Merger own approximately 50% of the outstanding shares of common stock of the combined company on a fully diluted basis. The combined company will account for the acquisition pursuant to the merger agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

In identifying Rudolph as the accounting acquiring entity, the Company and Rudolph reviewed the accounting guidance as provided in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, which takes into account the type of consideration, the structure of the merger and the other transactions contemplated by the merger agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

The results of Nanometrics’ stockholders’ vote on matters relating to the Merger were included in the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2019, and information regarding the closing of the Merger was included in the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019. In connection with the Merger, the Company changed its name to Onto Innovation Inc. Its shares of common stock commenced trading on the New York Stock Exchange on October 28, 2019 under the ticker symbol “ONTO.”

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and changes in circumstances, many of which may be difficult to predict or beyond our control, including those factors referenced in this document, including in Part II, Item 1A, Risk Factors below, and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019 (our “Annual Report”) and, as a result of the merger with Rudolph Technologies, Inc. (“Rudolph”) on October 25, 2019, the risks relating to Rudolph’s business, including those factors referenced in this document, including in Part II, Item 1A, Risk Factors below, and in Part I, Item 1A, Risk Factors, in Rudolph’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019 (“Rudolph’s Annual Report”). In particular, our results could vary significantly based on: changes in customer and industry spending; rate and extent of changes in product mix; adoption of new products; timing of orders, shipments, and acceptance of products; our ability to secure volume supply agreements; uncertainties related to our acquisition of 4D Technology Corporation; uncertainties in the integration of our and Rudolph’s businesses, and general economic conditions. In evaluating our business, investors should carefully consider these factors in addition to any other risks and uncertainties set forth elsewhere. The occurrence of the events described in the risk factors of our Annual Report and Rudolph’s Annual Report and risk factors elsewhere in this report as well as other risks and uncertainties could materially and adversely affect our business, operating results and financial condition. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with (i) our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018, which were included in our Annual Report, (ii) the section captioned “Risk Factors” in this Quarterly Report and our Annual Report, and (iii) our other filings with the SEC, including prospectus/proxy statement filed with the SEC on September 10, 2019.

Where we use the terms “we”, “our” and “us” in the description below, unless the context otherwise requires, we are referring to Nanometrics as it existed prior to the merger with Rudolph.

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

In June 2019, we announced that we had entered into an Agreement and Plan of Merger with Rudolph Technologies, Inc. and PV Equipment Inc., a wholly-owned subsidiary of ours. The Agreement and Plan of Merger, as well as other related documents were included in the Current Report on Form 8-K that we filed with the SEC on June 24, 2019. In October 2019, upon obtaining regulatory and stockholder approval from both our stockholders and Rudolph’s, the merger closed. The results of our stockholders’ vote on matters relating to the merger were included in our Current Report on Form 8-K filed with the SEC on October 24, 2019, and information regarding the closing of the merger was included in our Current Report on Form 8-K filed with the SEC on October 28, 2019. The combined company will account for the acquisition pursuant to the merger agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

Index

In identifying Rudolph as the accounting acquiring entity, we and Rudolph reviewed the accounting guidance as provided in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, which takes into account the type of consideration, the structure of the merger and the other transactions contemplated by the merger agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

In connection with the merger we changed our name to Onto Innovation Inc. and going forward our combined results will be reported under the Onto Innovation Inc. name. Our shares began trading on the New York Stock Exchange on October 28, 2019 under the ticker symbol “ONTO.”

In November of 2018 we acquired 4D Technology Corporation (“4D”), based in Tucson Arizona. The 4D business unit offers a line of interferometry systems for the measurement and inspection of high precision surfaces. 4D’s solutions are used primarily in the manufacture of advanced aerospace and industrial systems as well as for scientific research and semiconductor applications.

We derive our revenues primarily from product sales but also from customer service and system upgrades for the installed base of our products. For the nine months ended September 28, 2019, we derived 80% of our total net revenues from product, upgrade and software sales, and 20% of our total net revenues from services.

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

Index

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

Rudolph Technologies Business

As described above, on October 25, 2019, we closed a merger in which we combined the businesses of Nanometrics and Rudolph, and Rudolph became a wholly-owned subsidiary of Nanometrics.  Rudolph is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers.  Rudolph delivers comprehensive solutions throughout the semiconductor fabrication process with its families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices.  Rudolph provides process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” and device packaging and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements.  All of Rudolph’s systems feature sophisticated software and production-worthy automation.  In addition, Rudolph’s advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings.  Rudolph’s systems are backed by worldwide customer service and applications support.

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

Index

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

Except for the changes noted below, there were no significant changes in our critical accounting policies during the nine months ended September 28, 2019. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K filed with the SEC on February 25, 2019 for a complete discussion of our critical accounting policies.

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

Index

Results of Operations

Net Revenues

Our net revenues comprised the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Change		September 28, 2019	September 29, 2018	Change
Product	$60,102	$63,798	$(3,696)	-5.8%	$166,498	$211,521	$(45,023)	-21.3%
Service	13,023	12,792	231	1.8%	41,347	35,986	5,361	14.9%
Total net revenues	$73,125	$76,590	$(3,465)	-4.5%	$207,845	$247,507	$(39,662)	-16.0%

Capital spending by our customers is dependent on the timing of new semiconductor fabrication plants, capacity expansion within existing plants, and the adoption of modern technology for current and future manufacturing needs. Results may vary significantly based on changes in any of these factors. For the three months ended September 28, 2019, total net revenues decreased by $3.5 million relative to the comparable period in fiscal 2018. The decrease comprised a $3.7 million decrease in product revenue, which was partially offset by a $0.2 million increase in service revenue compared to the same prior year period. For the nine months ended September 28, 2019, total net revenues decreased by $39.7 million relative to the comparable period in fiscal 2018. The decrease comprised a $45.0 million decrease in product revenue, which was partially offset by a $5.4 million increase in service revenue compared to the same prior year period. Product revenue decreased for both the three and nine-month periods ended September 28, 2019, compared to the respective same prior year period, mainly as a result of lower demand in the overall wafer fab equipment market. Service revenue increased for both the three and nine-month periods ended September 28, 2019, compared to the respective same prior year period, mainly as a result of higher installed base and sales of refurbished systems.

A significant portion of the world’s semiconductor manufacturing capacity is in Asia. We generated 76% of our revenues in Asia in each of the three and nine months ended September 28, 2019, compared to 86% and 88% for the three and nine months ended September 29, 2018, respectively. Due to a slowdown in the memory demand, there were fewer fab expansions in Korea and Japan when compared to 2018, which was partially offset by expansion in the foundry business in Taiwan. Although sales to customers within individual countries of that region will vary from time to time, we expect that a substantial portion of our revenues will continue to be generated in Asia.

Gross margin

Our gross margin breakdown was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Products	54.8%	59.8%	53.0%	59.6%
Service	44.3%	42.7%	47.1%	44.6%

The calculation of products gross margin includes both cost of products and amortization of intangibles.

The gross margin on product revenue decreased to 54.8% in the three months ended September 28, 2019 from 59.8% in the three months ended September 29, 2018. The decrease was primarily due to an unfavorable product and customer mix, lower factory utilization and an increase in amortization of intangibles of $0.4 million. The gross margin on product revenue decreased to 53.0% in the nine months ended September 28, 2019 from 59.6% in the nine months ended September 29, 2018. The decrease was primarily due to an unfavorable product and customer mix, lower factory utilization, an increase in amortization of intangibles of $1.2 million and acquisition-related adjustments of $1.3 million.

The gross margin on services revenue increased to 44.3% in the three months ended September 28, 2019 from 42.7% in the three months ended September 29, 2018, and it increased to 47.1% in the nine months ended September 28, 2019 from 44.6% in the nine months ended September 29, 2018. These increases were due to higher labor utilization rates, and higher revenue from spare parts and refurbishment tools with higher margins.

Index

Operating expenses

Our operating expenses comprised the following categories (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Change		September 28, 2019	September 29, 2018	Change
Research and development	$13,779	$12,717	$1,062	8.4%	$40,864	$35,410	$5,454	15.4%
Selling	8,465	8,902	(437)	-4.9%	25,991	28,077	(2,086)	-7.4%
General and administrative	7,784	7,744	40	0.5%	23,574	22,950	624	2.7%
Merger expenses	2,424	—	2,424	na	3,331	—	3,331	na
Amortization of intangible assets	289	—	289	na	867	—	867	na
Total operating expenses	$32,741	$29,363	$3,378	11.5%	$94,627	$86,437	$8,190	9.5%

Research and development

Investments in research and development personnel and associated projects are part of our strategy to ensure our products remain competitive and meet customers’ needs. For the three months ended September 28, 2019, research and development costs increased by $1.1 million, or 8.4%, compared to the same period in 2018. The increase was driven by additional headcount, new product development initiatives and costs resulting from the acquisition of 4D subsequent to the same period in 2018. For the nine months ended September 28, 2019, research and development costs increased by $5.5 million, or 15.4%, compared to the same period in 2018. The increase was driven by additional headcount, new product development initiatives and costs resulting from the acquisition of 4D subsequent to the same period in 2018, which were partially offset by lower variable compensation costs.

Selling

Selling expenses for the three months ended September 28, 2019 decreased by $0.4 million, or 4.9%, compared to the same period in 2018. The decrease was driven by lower variable compensation costs and lower sales commission expenses, resulting from lower sales and profitability in 2019, which were partially offset by additional headcount and costs resulting from the acquisition of 4D subsequent to the same period in 2018. Selling expenses for the nine months ended September 28, 2019 decreased by $2.1 million, or 7.4%, compared to the same period in 2018. The decrease was driven by lower variable compensation costs and lower sales commission expenses, resulting from lower sales and profitability in 2019, which were partially offset by additional headcount and costs resulting from the acquisition of 4D subsequent to the same period in 2018.

General and administrative

General and administrative expenses were relatively unchanged in the three months ended September 28, 2019 compared to the same period in 2018. General and administrative expenses increased by $0.6 million, or 2.7%, in the nine months ended September 28, 2019 compared to the same period in 2018. The increase was primarily due to additional headcount, severance costs, higher facility lease expenses, IT infrastructure costs, and costs resulting from the acquisition of 4D subsequent to the same period in 2018, which were partially offset by lower variable compensation costs resulting from lower profitability.

Merger

During the three and nine months ended September 28, 2019, we incurred $2.4 million and $3.3 million of costs, respectively, associated with the Merger with Rudolph Technologies, Inc. and PV Equipment (See Notes 11 and 16 to the Condensed Consolidated Financial Statements). These expenses were mainly related to legal, audit, banker fees, and retention bonus expenses.

Amortization of intangible assets

Amortization of intangible assets was $0.3 million and $0.9 million for the three and nine months ended September 28, 2019, respectively, reflecting amortization expense resulting from the acquisition of 4D subsequent to the same periods in 2018.

Index

Other income (expense), net.

Our other income (expense), net, consisted of the following items (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Change		September 28, 2019	September 29, 2018	Change
Interest expense, net	$(38)	$(104)	$66	-63.5%	$(144)	$(245)	$101	-41.2%
Net gains on investments	598	455	143	31.4%	1,385	1,038	347	33.4%
Other gains (losses), net	(341)	(133)	(208)	156.4%	(30)	(530)	500	-94.3%
Other income (expense), net	257	322	(65)	-20.2%	1,355	508	847	166.7%
Total other income (expense), net	$219	$218	$1	0.5%	$1,211	$263	$948	360.5%

Other income (expense), net, was relatively unchanged in the three months ended September 28, 2019 relative to the comparable period of 2018. Other income (expense), net, increased by $0.9 million in the nine months ended September 28, 2019 relative to the comparable period in 2018 principally due to a $0.8 million gain on the sale of a condominium and higher investment income, which were partially offset by unfavorable foreign exchange net gains and losses. As part of our facilities strategy, we determined that we would no longer house traveling employees in owned condominiums and have divested all such assets.

Provision for income taxes

We recorded a tax provision of $1.9 million and $2.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $3.1 million and $10.3 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The decrease in the tax provision for 2019 from 2018 was primarily related to our decreased profitability for the three and nine months ended September 28, 2019, as well as less U.S. tax required on foreign earnings under the Tax Credit and Jobs Act (“TCJA”).

Our provision for income taxes for the three months ended September 28, 2019 of $1.9 million reflects an effective tax rate of 31.5%. The tax rate for the three months ended September 28, 2019 differs from the Federal statutory rate of 21.0% primarily due to non-deductible merger costs, foreign income being subject to tax at higher rates, state income taxes, and non-deductible equity compensation, partially offset by foreign tax credits, R&D tax credits, and tax benefits associated with the settlement of equity options/awards.

Our provision for income taxes for the nine months ended September 28, 2019 of $3.1 million reflects an effective tax rate of 21.8%. The tax rate for the nine months ended September 28, 2019 differs from the Federal statutory rate of 21.0% primarily due to non-deductible merger costs, foreign income being subject to tax at higher rates, state income taxes, and non-deductible equity compensation, partially offset by foreign tax credits, R&D tax credits, and tax benefits associated with the settlement of equity options/awards.

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

As of September 28, 2019, we continue to maintain a valuation allowance against our California, U.K., and Switzerland deferred tax assets and recorded a valuation allowance against our U.K. deferred tax assets as of September 28, 2019 as a result of uncertainties regarding the realization of the assets due to cumulative losses and uncertainty of future taxable income. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event we determine that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision for the period such determination is made.

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

Index

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. The total amount of penalties and interest were not material as of September 28, 2019 and December 29, 2018. During the next twelve months, we anticipate increases in our unrecognized tax benefits of approximately $1.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and marketable securities, and cash flow generated from our operations. Our liquidity is affected by many factors, including those that relate to our specific operations and those that relate to the uncertainties of global and regional economies and the sectors of the semiconductor industry in which we operate. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe our and Rudolph’s existing cash, cash equivalents and marketable securities, combined with cash currently projected to be generated from our and Rudolph’s operations, will be sufficient to satisfy our combined working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our combined existing operations over the next twelve months.

The following tables present selected financial information and statistics of Nanometrics as of September 28, 2019 and December 29, 2018 and for the nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	As of
	September 28, 2019	December 29, 2018
Cash, cash equivalents and marketable securities	$144,110	$151,792
Working capital	228,454	211,108

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash provided by (used in) operating activities	$(1,135)	$83,408
Cash provided by (used in) investing activities	(60,911)	425
Cash provided by (used in) financing activities	2,049	(22,283)

Cash, cash equivalents and marketable securities totaled $144.1 million at September 28, 2019, which reflects a decrease of $7.7 million from December 29, 2018. Of our total cash, cash equivalents and marketable securities at September 28, 2019, approximately $13.4 million was held by foreign subsidiaries, a portion of which would have to be repatriated to the United States. We continuously evaluate if there is a need to repatriate these funds. We believe our and Rudolph’s existing cash, cash equivalents and marketable securities will be sufficient to satisfy our combined working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our and Rudolph’s existing operations over at least the next twelve months. Our working capital was $228.5 million at September 28, 2019, which reflects an increase of $17.4 million when compared to $211.1 million at December 29, 2018.

Cash used in operating activities during the nine months ended September 28, 2019 was $1.1 million, consisting primarily of net income of $11.1 million, adjusted for non-cash items of $20.8 million, and $33.0 million of net cash outflows related to changes in operating assets and liabilities. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including variations in our operating results, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments. The non-cash items of $20.8 million related to depreciation, amortization, inventory reserves, stock-based compensation and the disposal of fixed assets. The net cash outflows related to the use of operating assets and liabilities was primarily due to the timing of payments to vendors, timing of variable compensation paid to employees, timing of tax payments and higher inventory purchases.

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

Cash used in investing activities of $60.9 million during the nine months ended September 28, 2019 consisted primarily of $51.9 million of net purchases of marketable securities and payments for acquisition of property, plant and equipment of $9.9 million, partially offset by proceeds from the sale of property, plant and equipment of $0.9 million.

Cash provided by investing activities of $0.4 million during the nine months ended September 29, 2018 consisted primarily of net sales and maturities of marketable securities of $5.4 million, offset in part by payments for acquisition of property, plant and equipment and certain assets of $4.9 million.

Index

Cash provided by financing activities of $2.0 million during the nine months ended September 28, 2019 consisted primarily of proceeds from the issuance of common stock under employee stock purchase program of $4.5 million, partially offset by payments of $2.5 million for taxes on net issuance of stock awards.

Cash used in financing activities of $22.3 million during the nine months ended September 29, 2018 consisted primarily of $23.0 million of common stock repurchases and proceeds of $0.7 million from the issuance of common stock from the employee stock purchase program, net of taxes on the issuance of such stock awards.

Repurchases of Common Stock

On March 14, 2019 our Board of Directors authorized the repurchase of up to $80.0 million of our common stock. This plan is referred to as the Stock Repurchase Plan. Under the terms of the Stock Repurchase Plan shares may be repurchased through open market or privately negotiated transactions. During the nine months ended September 28, 2019 no shares were repurchased under the Stock Repurchase Plan.

During the nine months ended September 29, 2018, we repurchased 896,187 shares at an average purchase price of $25.65 per share for a total of $23.0 million under the terms of a stock repurchase plan that had been authorized on November 15, 2017 and was completed with such share repurchase.

Off-Balance Sheet Arrangements

As of September 28, 2019, we had no off-balance sheet arrangements or obligations.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio. As of September 28, 2019 and December 29, 2018, we held $93.1 million and $40.8 million, respectively, in marketable securities. The fair value of our marketable securities could be adversely impacted due to a rise in interest rates. Assuming a hypothetical immediate and consistent increase in interest rates by 100 basis points from levels as of September 28, 2019, the fair value of our marketable securities would have declined by $0.5 million, as compared to $0.2 million as of December 29, 2018. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities and as of September 28, 2019 and December 29, 2018, the average duration of our portfolio was less than three months and nine months, respectively. We do not hold securities for trading purposes.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our CEO and CFO concluded that as of September 28, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 28, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. In assessing these risks, you should carefully consider the information included in this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 25, 2019, and as a result of the merger with Rudolph on October 25, 2019, the risks relating to Rudolph’s business, including those factors referenced in this document, including in Part II, Item 1A, Risk Factors below, and in Part I, Item 1A, Risk Factors, in Rudolph’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019..

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

There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, except as follows:

We have completed the merger of Nanometrics and Rudolph, and so our combined company is subject to the combined risks of both of Nanometrics and Rudolph that existed prior to the merger.

In addition to the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 25, 2019, as a result of the merger with Rudolph on October 25, 2019, we are also subject to the risks relating to Rudolph’s business, including those risks set forth in Part I, Item 1A, Risk Factors, in Rudolph’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019, which, although substantially similar to the risks facing us, may vary in some aspects given the nature of the business of Rudolph.

Combining the businesses of Nanometrics and Rudolph may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the merger, which may adversely affect the combined company’s business results and negatively affect the value of the common stock of the combined company following the merger.

The success of the merger will depend on, among other things, the ability of Nanometrics and Rudolph to combine their businesses in a manner that realizes cost savings and facilitates growth opportunities.

Nanometrics and Rudolph must successfully combine their respective businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the merger.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what Nanometrics and Rudolph expect and may take longer to achieve than anticipated. If Nanometrics and Rudolph are not able to adequately address integration challenges, they may be unable to realize the anticipated benefits of the integration of the two companies.

Index

The failure to successfully integrate the businesses and operations of Nanometrics and Rudolph in the expected time frame may adversely affect the combined company’s future results.

Nanometrics and Rudolph have in the past operated independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Nanometrics employees or key Rudolph employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Nanometrics and Rudolph in order to realize the anticipated benefits of the merger so the combined company performs as expected:

•	combining the companies’ operations and corporate functions;
•

combining the businesses of Nanometrics and Rudolph and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or revenue synergies anticipated to result from the merger, the failure of which would result in the anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;

•	integrating personnel from the two companies;
•	integrating and unifying the offerings and services available to customers;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure;
•	coordinating distribution and marketing efforts; and
•	coordinating geographically dispersed organizations.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

The combined company may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with Nanometrics or Rudolph.

As a result of the merger, the combined company may experience impacts on relationships with customers and suppliers that may harm the combined company’s business and results of operations. Certain customers, licensors, business partners or suppliers may seek to terminate or modify contractual obligations following the merger whether or not contractual rights are triggered as a result of the merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. Furthermore, the combined company does not have long-term arrangements with many of its significant suppliers. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Any of the aforementioned disruptions could limit the combined company’s ability to achieve the anticipated benefits of the merger.

Index

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Nanometrics’ business and Rudolph’s business following the merger. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

The combined company may be unable to retain Nanometrics and Rudolph personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of the professionals previously separately employed by Nanometrics and Rudolph. It is possible that these employees may decide not to remain with the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Nanometrics and Rudolph to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Nanometrics and Rudolph may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms.

Index

ITEM 6.	EXHIBITS

The following exhibits are filed, furnished or incorporated by reference with this Quarterly Report on Form 10-Q:

Exhibit No.	Description	Form	File Number	Date of First Filing	Exhibit Number/ Appendix Reference
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger by and among Registrant, Rudolph Technologies, Inc., and PV Equipment, Inc., dated June 23, 2019	8-K	000-13470	6/24/2019	2.1
3.(i)	Certificate of Incorporation
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39110	10/28/2019	3.2
3.(ii)	Bylaws
3.2	Bylaws of the Registrant	8-K	001-39110	10/28/2019	3.3
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Reference is made to Exhibits 3.1 and 3.2	-	-	-	-
10	Material Contracts
Management Contracts, Compensatory Plans, Contracts or Arrangements
10.1	Retention Bonus Agreement, dated September 6, 2019, between Nanometrics Incorporated and Greg Swyt	8-K	000-13470	9/9/2019	10.1
10.2	General Severance Benefits and Change in Control Severance Benefits Agreement, dated July 25, 2019, between Nanometrics Incorporated and Greg Swyt	8-K	000-13470	7/26/2019	10.1
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Michael P. Plisinski, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
31.2	Certification of Steven R. Roth, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
32	Section 1350 Certifications
32.1	Certification of Michael P. Plisinski, principal executive officer of the Registrant, and Steven R. Roth, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall, not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	-	-	-	-
101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 28, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2019 and September 29, 2018, (iii) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 28, 2019 and September 29, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2019 and September 29, 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONTO INNOVATION INC.
(Registrant)

Date: November 7, 2019	By:	/s/ MICHAEL P. PLISINSKI
Michael P. Plisinski
Chief Executive Officer

Date: November 7, 2019	By:	/s/ STEVEN R. ROTH
Steven R Roth
Senior Vice President, Chief Financial Officer and
Principal Accounting Officer