Form 10-K
period 2019-12-31
Onto Innovation Inc.
filed 2020-02-25
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-39110

ONTO INNOVATION INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2276314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16 Jonspin Road, Wilmington, MA 01887

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (978) 253-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	ONTO	New York Stock Exchange (NYSE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $811,997,653 based on the closing price of the Common Stock on the Nasdaq Global Select Market on June 28, 2019.

The number of shares of the registrant’s Common Stock outstanding as of February 6, 2020 was 50,282,160.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 12, 2020.

Explanatory Note

On October 25, 2019, Onto Innovation Inc. (the “Company” or “Onto Innovation,” formerly known as Nanometrics Incorporated (“Nanometrics”)) consummated its previously announced merger (the “Merger”) with Rudolph Technologies, Inc. (“Rudolph”). Onto Innovation accounts for the Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes. Because Rudolph is treated as the accounting acquirer in the Merger, the financial statements filed with this annual report on Form 10-K include the financial results of Rudolph for all periods presented and the financial results of the former Nanometrics for the periods on or after October 26, 2019. As used in this report, unless the context suggests otherwise, the terms “we,” “us” or “our” refer to (i) Rudolph and its consolidated subsidiaries for periods through October 25, 2019 and (ii) Onto Innovation and its consolidated subsidiaries for periods on or after October 26, 2019. The terms the “Company” and “Onto Innovation” refer to the combined company following the consummation of the Merger.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K of Onto Innovation are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions; the ability to successfully integrate the businesses of Rudolph and Nanometrics promptly and effectively and to achieve the anticipated synergies and value-creation contemplated by the Merger within the expected time frame; unanticipated difficulties or expenditures relating to the Merger and integration of the Rudolph and Nanometrics businesses; the response of business partners and retention as a result of the Merger; the diversion of management time in connection with the integration; the effect of litigation related to the Merger; and the “Risk Factors” set forth in Item 1A. You should carefully review the cautionary statements and “Risk Factors” contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

General

Onto Innovation is the new entity resulting from the completion on October 25, 2019 of the Merger between Nanometrics and Rudolph, two long-time leaders in the semiconductor equipment industry that began operations in 1975 and 1940, respectively. Onto Innovation has been publicly traded since October 2019 (NYSE: ONTO).

Onto Innovation is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor wafer and advanced packaging device manufacturers. Our products are also used in a number of other high technology industries including: silicon wafer substrates; light emitting diode (“LED”); vertical-cavity surface-emitting laser (“VCSEL”); micro-electromechanical system (“MEMS”); CMOS image sensor (“CIS”); power device; RF filter; data storage; and certain industrial and scientific applications. We have a combined installed base of over 9,000 systems in the majority of advanced semiconductor device production factories worldwide.

We provide process and yield management solutions used in bare silicon wafer production and wafer processing facilities, often referred to as “front-end” manufacturing and device packaging and test facilities (or “back-end” manufacturing), respectively through a portfolio of standalone systems for macro-defect inspection, packaging lithography, probe card test and analysis, as well as transparent and opaque thin film measurements. Our automated and integrated metrology systems measure critical dimensions, device structures, topography, shape, and various thin film properties, including three-dimensional features and film thickness, as well as optical, electrical and material properties. Our primary area of focus is products that provide critical yield-enhancing information, which is used by microelectronic device manufacturers to drive down costs and to decrease the time to market their devices. All Onto Innovation systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, factory-wide, and enterprise-wide suites to enhance productivity and achieve significant cost savings. Onto Innovation’s systems are backed by worldwide customer service and applications support.

Nanometrics and Rudolph Merger

On October 25, 2019, Nanometrics and Rudolph consummated their previously announced Merger pursuant to the agreement and plan of merger, dated as of June 23, 2019 (the “Merger Agreement”), by and among Nanometrics, Rudolph and PV Equipment Inc.  As a result of the Merger, Rudolph became a direct wholly-owned subsidiary of Nanometrics, which was renamed “Onto Innovation Inc.” At the effective time of the Merger, each issued and outstanding share of common stock of Rudolph, par value $0.001 per share (“Rudolph Common Stock”) (other than shares owned by Rudolph or Nanometrics), was automatically converted into the right to receive 0.8042 (the “Exchange Ratio”) shares of Onto Innovation common stock, par value $0.001 per share (“Onto Innovation Common Stock”), and cash in lieu of any fractional shares of Onto Innovation Common Stock any former holder of Rudolph Common Stock would otherwise be entitled to receive. Immediately following the effective time of the Merger, each of Nanometrics’ and Rudolph’s stockholders owned approximately 50% of the combined company, Onto Innovation. Pursuant to the Merger Agreement, Onto Innovation accounts for the Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension metrology, thin film metrology, wafer inspection, 2D and 3D macro inspection and lithography tools for advanced packaging as well as advanced analytical software for semiconductor manufacturing and certain industrial applications and scientific research. Our principal market is semiconductors.  Semiconductors, primarily packaged as integrated circuits within electronic devices, include consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of the devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (3D NAND and DRAM), analog devices (e.g., Wi-Fi and 5G radio integrated circuits, power devices), MEMS sensor devices (accelerometers, pressure sensors, and microphones), image sensors, and components for hard disk drives, LEDs, and power management.

Current Trends

Advanced Nodes refer to leading edge integrated circuits in which the feature sizes of transistors and other features continue to shrink in specified steps, or nodes measured in nanometers (nm). Demand for our products continues to be driven by our customers’ desire for higher overall chip performance without increasing the chip size, while improving power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The primary paths for performance gains are geometric scaling, known as node shrinks, or scaling in three dimensions. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption, and stacked devices. To scale NAND memory a new 3D stacking architecture has been implemented with as many as 128 device layers in production. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products such as the Atlas III+ that is capable of measuring these advanced nodes as certain features shrink to 7nm, 5nm and 3nm.

To shrink features, new methods, including multiple patterning lithography and extreme ultra-violet (“EUV”) lithography, have been developed. The EUV process is driving significantly higher requirements for the silicon wafers that are entering the EUV chamber. Small particles on the backside of the wafer measuring a few micrometers (microns) can distort the images being projected onto the top side. Our NovusEdge inspection tool has been installed at major silicon wafer manufacturers to detect backside contamination and edge cracking as a final quality control mechanism before wafers are shipped to the semiconductor fabrication manufacturers. The top side of these wafers must also be scanned for any impurities contained in the silicon. This compositional analysis is measured using Onto Innovation’s Fourier Transform Infrared (“FTIR”) systems.

Advanced Packaging refers to a variety of technologies that enable the miniaturization of electronic products, such as portable consumer devices, including smartphones, watches, and tablets. In electronics manufacturing, integrated circuit packaging is the final stage of semiconductor device fabrication, in which a single circuit made from semiconducting material (a die or chip) is encased in a molded package that provides external connections to a printed circuit board and also prevents physical damage to the chip and corrosion.  Advanced Packaging refers to the conductors and other structures that often connect multiple die, feed them with electric power and create signal paths to and from the PC board, dissipate their heat, and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before to combine multiple chips and functions into a single molded package.

One example of the technology used in Advanced Packaging is the 3D integration of semiconductors and other devices. The technology involves stacking individual die in one integrated package. Through-silicon vias (“TSVs”) are vertical copper interconnects that are embedded from the bottom surface of a die to the top surface, which allows power and communication to be shared among the individually stacked components. The processes required for 3D integration vary from one manufacturer to another and many continue to be optimized for yield and to ensure the functioning of individual stacked chips.

Fan-out wafer level packages are another advanced packaging technology using copper pillars/bumps to vertically connect a wide variety of stacked die and are considered the next disruptive technology for several reasons. First, fan-out wafer level packages significantly reduce the space needed inside an electronic device, such as a smartphone, by combining multiple chips/functions into a single package, often called a System-in-Package (“SIP”). Next, it improves the system’s performance by reducing power and signal conductor lengths, which previously were routed from package to package through a printed circuit (“PC”) board. Using thin redistribution layers (“RDLs”) to “fan out” power and signal connections to the larger contacts on the PC board eliminates the need for a ceramic or laminated substrate, which accounts for 35 percent of the packaging cost.  As a result of the small overall form factor, fan-out wafer level packages provide the functionality needed in high-end mobile and wearable products. We believe the growth of advanced packaging has increased demand for our products such as the Dragonfly G2 System that is capable of inspecting two-dimensional (2D) features to find flaws/defects and detect unwanted residual residue as well as measuring and reporting vertical attributes of 3D pillars and bumps.

Panel Manufacturing. The current process to manufacture advanced packaging involves attaching known good die to a 300mm wafer, used as a temporary carrier when adding components such as RDLs and copper pillars.  SIP packages can often contain side-by-side die, meaning the package can be large and limit the number of packages being placed on a reconstituted wafer. In order to meet the growing demand at reduced average selling prices, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve cost of ownership and increase productivity are transitioning from round 300mm wafers to large rectangular panels, which can be as large as 600mm x 600mm. This larger size and shape enables companies manufacturing large area packages to efficiently increase the number of devices being processed at each step as they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, we believe that Onto Innovation is optimally positioned to capitalize on the emerging market of high-volume panel manufacturing.  For example, the JetStep® S lithography system is designed for processing RDLs on both glass and organic laminate panels in the semiconductor Advanced Packaging market. The Firefly™S Series, designed for high resolution inspection, can provide metrology and location information to the JetStep S tool for each die, which greatly improves lithography throughput using Onto Innovation’s exclusive StepFAST™ process.  The Firefly also delivers a combination of defect detection and substrate flexibility in a single platform, reducing capital investment requirements and providing a reliable pathway to transition from wafer to panel-based processes.

Technology

We believe that our expertise in our core technologies of optics and software and our combined investment in research and development will enable us to rapidly develop new technologies and products in order to quickly respond to emerging industry trends and competitive challenges. The breadth of our technology enables us to offer a diverse combination of process control products and solutions. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our metrology and inspection technologies provide process control for the majority of wafers processed today in a semiconductor wafer fab. In front-end processes, optical critical dimension (“OCD”) metrology, thin film metrology, wafer stress metrology and macro defect detection and classification technologies allow yield enhancement for critical processes such as photolithography, diffusion, etch, chemical mechanical planarization (“CMP”) and outgoing quality control. Within the final manufacturing (back-end) processes, our 2D/3D advanced macro defect inspection provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing, assembly processes (RDLs, TSVs, copper pillars, etc.) or general handling and can have a major impact on device and process quality. Lastly, we turn all of the data gathered into useful knowledge for our customers to make yield-enhancing decisions, which lower their cost of goods sold (“COGS”) and improve their margins.

Onto Innovation’s Products

Metrology

Automated Metrology Systems. Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas® family of products represents our line of high-performance metrology systems providing OCD and thin film metrology and wafer stress metrology for transistor and interconnect metrology applications. The thin film and OCD technology in the Atlas is supported by our NanoCD suite of solutions including our NanoDiffract® software, SpectraProbe™ software and NanoGen™ scalable computing engine that enables visualization, modeling, and analysis of complex structures.  Additionally, the S3000SX™ System is used for ultra-thin transparent films metrology in advanced semiconductor fabrication applications for advanced nodes.

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

Integrated Metrology Systems. Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end user customers. The IMPULSE family of products includes the latest technology for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of software solutions including NanoDiffract and SpectraProbe, is sold in conjunction with our IMPULSE systems.

Opaque Film Metrology. The MetaPULSE® systems allow customers to simultaneously measure the thickness and other properties of metal or non-metallic opaque film layers in a non-destructive manner without physically contacting product wafers. PULSE Technology is used in copper or aluminum interconnect processes, as well as various layers in 3D NAND chips and thick advanced packaging interconnect applications.  PULSE technology is expanding into new process applications such as RF filters and modules, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.

Inspection & Yield Management

Silicon Wafer All-surface Inspection/Characterization. All-surface refers to inspection of the wafer frontside, edge, and backside as well as the locator notch on the wafer. The AWX and NovusEdge tools utilize optical scattering and imaging technology to inspect these surfaces.  A primary reason for all-surface wafer inspection is to detect and contain any contamination that may spread throughout the wafer fab. For instance, it is critical that the wafer backside be free of defects prior to the EUV lithography process to prevent focus and exposure problems on the wafer frontside.

Epitaxial Thickness and Composition. Our materials characterization products include systems that are used to monitor the physical, optical, electrical and material characteristics of discrete electronic industry, opto-electronic, HB-LED (high brightness LEDs), solar PV (solar photovoltaics), compound semiconductor, strained silicon and silicon-on-insulator devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility. Our portfolio of products for materials characterization includes photoluminescence mapping in the RPM Blue and Vertex, and Fourier Transform Infrared (“FTIR”) spectroscopy in the QS Family (QS1200, QS2200, QS4300) systems for substrate quality and epitaxial thickness metrology.

Macro Defect Inspection. Chip manufacturers deploy advanced macro defect inspection throughout the production line to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™, NSX®, and the latest Dragonfly G2 inspection systems are found in wafer fab (front-end) and packaging (back-end) facilities around the world. These high-speed tools incorporate features such as wafer-less recipe creation, tool-to-tool correlation and multiple inspection resolutions. Using Discover® yield management software, the vast amounts of data gathered through automated inspection can be analyzed and classified to determine trends and locate root causes that directly affect yield.

 Automated Defect Classification and Pattern Analysis. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed, with higher resolution and more consistency. Our TrueADC software performs this rapid comparison and classification enabling yield improvement across facilities with consistent results.

 Yield Analysis. Using wafer maps, charts and graphs, the massive amounts of data gathered through automated inspection can be analyzed to determine trends across bumps, die, wafers and lots. Discover Yield and other tools in the Discover suite enable enterprise-wide analysis.  This analysis may determine where a process variation or deviation has occurred, allowing process engineers to make corrections or enhancements to increase yields. Defect data analysis is performed to identify, analyze and locate the source of defects and other manufacturing process excursions. Using either a single wafer map or a composite map created from multiple wafer maps, this analysis enables identification of defect patterns and distribution. When combined with inspection data from strategically placed inspection points, this analysis may pinpoint the source of the defects so corrective action can be taken.

Industrial, Scientific, and Research Markets: 4D Technology. In November of 2018, Nanometrics acquired 4D Technology Corporation, based in Tucson Arizona. The 4D business unit offers a line of interferometry systems for the measurement and inspection of high precision surfaces. End markets include high precision optics surfaces and components, aerospace and defense components, automotive and powertrain systems, and unique research and scientific instrumentation that requires the unique high-speed results of the 4D systems.

Lithography

Advanced Packaging Lithography. Our lithography steppers from the JetStep product family, use projection optics to expose circuit patterns from a mask or reticle onto a substrate to expose images with optimal fidelity. The JetStep systems are used principally for package level interconnect and bump layer patterning.  Our JetStep systems have been specifically designed for these layer applications. The JetStep W Series is designed for wafers and other round substrates while the JetStep S Series is designed for rectangular substrates (panels). Both systems boast a large printable field to maximize throughput while not limiting resolution. High-fidelity optics are able to image the fine features required while at the same time managing the non-flatness that is typical for advanced packaging applications.

Flat Panel Display Lithography. In addition to semiconductor device applications with the JetStep S and W products, the JetStep G Series is engineered to address the needs of the flat panel display market.  The JetStep G is principally used in Gen 4 and Gen 5 panels for displays used in high resolution, smaller form factor devices, such as smart phones and smart watches.

Enterprise Software Solutions

Process Control Software. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. Our Advanced Process Control solutions are sold under the Discover™ brand and include Discover Enterprise, Discover Run-to-Run and other solutions.  Discover software can automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the yielded output to meet and exceed the target, despite variations in the incoming material and minor instabilities within the process equipment.  These process control software solutions enable the factory to increase capacity and yield while decreasing rework and scrap.

Yield Management Software. Semiconductor manufacturers use yield management software to obtain valuable process yield and equipment productivity information. Our Discover Yield, Discover Enterprise, and Discover Patterns software enables fab wide and enterprise wide (multiple factory) yield management based on data analytics from a broad range of sources.  These data sources include wafer fab inspection and metrology systems, tool sensors, tool recipes, electrical tests and the fab environment. The Discover platform utilizes machine learning, advanced analytics, and other analysis and visualization to enable yield management and excursion prevention, and to maximize productivity across the entire semiconductor manufacturing value chain.

Products

WAFER AND CHIP MANUFACTURING
Market	Applications	Products
Unpatterned Silicon Wafer	Bare wafer edge and backside inspection	NovusEdge™ Wafer System AWX™ Series
	Epitaxial Thickness and Composition / Impurity Detection	QS1200 System QS2200 System QS4300 System RPM Blue & Vertex Systems
OCD Metrology	Leading-edge 3D chip manufacturing	Atlas III+ System IMPULSE+ System
Metal Film Metrology	Opaque metal and semi-transparent film metrology system	MetaPULSE G System
Transparent Film Metrology	Transparent thin film metrology system	Atlas III+ System IMPULSE+ System S3000™ System
Macro Defect Inspection	Front-side macro defect inspection system	DragonFly G2 System F30™ Inspection Module NSX® Inspection Systems
ADVANCED PACKAGING
Market	Applications	Products
System-in-Package Inspection	2D/3D Advanced Packaging inspection and bump metrology	Dragonfly™G2 System NSX® Systems
Fan-out Panel Level Packaging	Sub-micron defect panel inspection	Firefly™ Systems
	2x reduction step and repeat system for advanced packaging lithography on square or rectangular substrates up to Gen 3.5 size	JetStep® X700 System
	Alignment metrology and lithography optimization	StepFAST Software
INTEGRATED SOFTWARE SOLUTIONS
Market	Applications	Products
Enterprise / Fabwide Data Management	Fabwide yield management system	Discover® Enterprise Software Discover Yield Software Discover Defect Software TrueADC® Enterprise Software
Tool Centric Analytics	Tool-centric yield management system	Discover® Run-to-Run Software Discover Patterns Software
	Automatic defect classification software	Discover Review Software

Customers

Over 150 microelectronic device manufacturers have purchased Onto Innovation tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in over 20 countries.

In 2019, sales to Taiwan Semiconductor Manufacturing Co. Ltd. and SK Hynix Inc. accounted for 13.4% and 13.1%, respectively, of our revenue.  In 2018, sales to SK Hynix Inc. accounted for 12.2% of our revenue.  No individual end user customer accounted for more than 10% of our revenue in 2017.  We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Sales, Customer Service and Application Support

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China, Singapore and Europe, and work with selected dealers and sales representatives on a more limited basis in various countries. Our applications team is composed of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems. As of December 31, 2019, we employed 647 sales and marketing, service and applications support personnel.

We believe that customer service and technical support for our systems are crucial factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We generally provide a warranty for our products which range from twelve to fourteen months to cover defects in material and workmanship. We provide system support to our customers through factory technical support and globally deployed field service personnel. The factory technical support operations provide customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. We have field service operations based in various locations throughout the United States, South Korea, Taiwan, China, Japan, Singapore, Israel, and European locations.

Manufacturing

Our manufacturing operations are in Milpitas California, Tucson Arizona, Wilmington Massachusetts, Bloomington Minnesota, and at various contract manufacturers around the world. It is our strategy to outsource all assemblies that do not contain elements that we believe lead to a direct competitive advantage. Most of our automated and integrated products are currently manufactured at our Milpitas and Bloomington facilities. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

We manufacture key modular assemblies and integrated tools and make reasonable efforts to ensure that externally purchased parts or raw materials are available from multiple suppliers, if possible. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers. We also have long-term supply agreements with strategic suppliers for the supply of key assemblies for use in our products.

We rely on a number of limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components. An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our systems to accommodate different components or subassemblies. To date, we have not experienced any significant delivery delays. However, if we were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our products, this could prevent us from shipping our products to our customers on a timely basis, which could have a material adverse effect on our operations. As of December 31, 2019, we employed 184 manufacturing personnel.

Research and Development

We continue to invest in research and development to provide our customers with products that add value to their manufacturing processes and that provide a better and differentiated solution than our competitors so that our products stay in the forefront of current and future market demands. Whether it is for an advancement of current technology, yield and manufacturing improvement, enabling new end device technology, or the development of a new application in our core or emerging markets, we are committed to product excellence and longevity.

The markets for equipment and systems for manufacturing semiconductor devices and for performing OCD metrology, macro-defect inspection, advanced packaging lithography and thin film transparent and opaque process control metrology are characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs.  As of December 31, 2019, we employed 376 engineering personnel in research and development.

Intellectual Property

We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. As a result, we have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2019, we have been granted, or hold exclusive licenses to, 484 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2020 to 2038. We also have 85 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of metrology, macro-defect detection and classification, altered material characterization, lithography techniques and automation.

Our pending patents may never be issued, and even if they are, these patents, our existing patents and the patents we license may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. To protect our proprietary rights, we also rely on a combination of copyrights, trademarks, trade secret laws, contractual provisions and licenses and non-disclosure agreements. There can be no assurance (i) that any patents issued to or licensed by us will not be challenged, invalidated or circumvented, (ii) that the rights granted thereunder will provide us with a competitive advantage or (iii) that we will be able to fully protect our technology. Additionally, others may obtain patents and assert them against us. From time to time, we receive communications from third parties asserting that our systems may contain design features that such third parties claim may infringe upon their proprietary rights.

The laws of some foreign countries do not protect our proprietary rights to the same degree as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may not be adequate. For example, our competitors may independently develop similar technology or duplicate our products. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

Competition

We offer various products for various semiconductor manufacturing process steps, and several of our products extend across the same process flow. However, for process control of each of these process steps, we have multiple established and potential competitors, some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes, and to introduce new products and processes with improved price and performance characteristics. In order to remain competitive, we believe that we will require significant financial resources to offer a broad range of products, and to maintain customer service and support centers worldwide, and to invest in product research and development.

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

In automated systems for the semiconductor industry, our principal competitors are KLA Corporation (“KLA”) and Nova Measuring Instruments Ltd. (“Nova”) for thin film and critical dimension OCD metrology. Our principal competitor for advanced packaging inspection is Camtek Ltd. (“Camtek”). While the advanced packaging lithography market is served by various competitors, our primary competitors are Veeco Instruments, Inc. (“Veeco Instruments”) and, to a lesser extent, Nikon Corporation (“Nikon”). Our primary competitor for integrated metrology systems for the semiconductor industry is Nova. The opto-electronics, discrete device and industrial and scientific markets are addressed primarily by our material characterization and 4D business unit systems, served by numerous competitors, of which no single competitor or group of competitors has established a majority position.

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

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We use the term “backlog” to refer to only those orders to which the customer has been assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2019, we had a backlog of approximately $71.7 million compared with a backlog of approximately $62.7 million at December 31, 2018.

Employees

At December 31, 2019, we employed a total of 1,340 persons worldwide with sales, applications and service support in key geographic areas aligned with our customer locations. None of our employees are represented by a union and we have never experienced a work stoppage because of union actions. We consider our employee relations to be good. Many of our employees have specialized skills that are of value to us. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial personnel, who are in great demand in our industry.

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

If we fail to comply with such laws and regulations, we could be liable for damages, penalties and fines. We further discuss the impact of environmental regulation under the risk factor, “We are subject to various environmental laws and regulations that could impose substantial costs upon us and may harm our business, operating results and financial condition.” in Item 1A.

Available Information

Our Internet website address is http://www.ontoinnovation.com. The information on our website is not incorporated into this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and any amendments to those reports) are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. In addition, the historic reports and materials that were filed by Nanometrics and Rudolph with the SEC are available at our investor relations website at https://investors.ontoinnovation.com. These filings may also be obtained through the SEC’s website. Documents that are not available through the SEC’s website may also be obtained by submitting an online request to the SEC at http://www.sec.gov.

We also make available, free of charge, through our investor relations website, our corporate governance summary, Code of Business Conduct and Ethics, charters of the committees of our Board of Directors, and other information and materials, including information about how to contact our Board of Directors.

Investors and others should also note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about the Company, our products and services and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in the Company to review the information we post on the social media channels listed on our investor relations website.

Item 1A.	Risk Factors.

Risks Related to Our Business

Our operating results have varied and will likely continue to vary significantly from quarter to quarter in the future, causing volatility in our stock price.

Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter in the future, causing volatility in our stock price. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

•

changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors, market acceptance of our systems and products of our customers and changes in our product offerings;

•	seasonal variations in customer demand;
•	the timing, cancellation or delay of customer orders, shipments and acceptance;
•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;
•	product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and
•	the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of our expenses are fixed in the short-term which, together with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly. As a result, declines in net sales could harm our business and the price of our common stock could substantially decline.

Our largest customers account for a substantial portion of our revenue, and our revenue and cash flows could decline considerably if one or more of these customers were to purchase significantly fewer of our systems or delay or cancel a large order.

Sales to end user customers that individually represent at least five percent of our revenue typically account for, in the aggregate, a considerable amount of our revenue. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a substantial portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if they delay or cancel a large order, our revenue and cash flows could meaningfully decline. We expect that we will continue to depend on a small number of large customers for a sizable portion of our revenue. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our customers may be unable to pay us for our products and services.

Our customers include some companies that may, from time to time, encounter financial difficulties. If a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable balance and unbilled services. The bankruptcy of a customer with a substantial account balance owed to us could have a material adverse effect on our financial condition and results of operations. In addition, if a customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.

Variations in the length of our sales cycles could cause our revenue and cash flows, and consequently, our business, financial condition, operating results and cash flows to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our inspection and/or film metrology systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors, including, but not limited to:

•	the efforts of our sales force;
•	the complexity of the customer’s fabrication processes;
•	the internal technical capabilities and sophistication of the customer;
•	the customer’s budgetary constraints; and
•	the quality and sophistication of the customer’s current metrology, inspection or lithography equipment.

Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer and receive payment, if ever, varies widely in length. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order to the time we recognize revenue, typically range from three to twenty-four months. Sometimes our sales cycles can be much longer, particularly with customers in Asia. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts. If we do make a sale, our customers often purchase only one of our systems, the performance of which they then evaluate for a lengthy period before purchasing any more of our systems. The number of additional products a customer purchases, if any, depends on many factors, including the customer’s capacity requirements. The period between a customer’s initial purchase and any subsequent purchases can vary from three months to a year or longer, and variations in the length of this period could cause further fluctuations in our operating results and, possibly, in our stock price.

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

Most of our revenue has been derived from customers outside of the United States, subjecting us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, natural disasters, climate change and difficulties in managing foreign sales representatives and foreign branch operations, as well as risks associated with foreign currency fluctuations.

Due to the significant level of our international sales, we are subject to a number of material risks, including:

Compliance with foreign laws. Our business is subject to risks inherent in doing business internationally, including compliance with, inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to employees, protection of our intellectual property, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law.

Unexpected changes in regulatory requirements including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes, tariffs or other restrictions imposed by their governments on trade with United States companies such as ourselves, particularly with respect to the ongoing trade negotiations between the United States and China. As of January

2020, trade delegations from the United States and China reached partial agreement over tariffs on certain products, but if the United States and China do not continue negotiations and reach agreement on a trade policy, tariffs imposed by China may result in lower sales to customers in China as the costs of our products become more expensive to such customers. In addition, tariffs imposed by the United States will increase the cost of raw materials that we import from China.  Any restrictions of these types could result in a reduction in our sales to customers in these countries. In addition, given the relatively fluid regulatory environment in China, there could be additional tax or other regulatory changes in the future. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China, foster the emergence of Chinese-based competitors, decrease the demand for our customers’ products in China, or reduce the supply of critical materials for our customers’ products, which could have a material adverse effect on our business and results of operations.

Political and economic instability. We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the U.S., these events may result in reduced demand for our products. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have experienced significant economic instability. An outbreak of hostilities or other political upheaval in China, Taiwan or South Korea, or an economic downturn in Japan or other countries, would likely harm the operations of our customers in these countries. The effect of these types of events on our revenue and cash flows could be material because we derive substantial revenue from sales to semiconductor device foundries in Taiwan such as Taiwan Semiconductor Manufacturing Company Ltd., from memory chip manufacturers in South Korea such as Samsung Electronics Co., Ltd., and from semiconductor device manufacturers in Japan such as Toshiba Corporation.

Natural disasters and climate change. Natural disasters, changes in climate and geo-political events could materially adversely affect our worldwide operations (or those of our business partners). The occurrence of one or more natural disasters such as hurricanes, tropical storms, fires, cyclones, earthquakes, tsunamis, flooding, typhoons, volcanic eruptions and weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, may disrupt manufacturing or other operations. For example, our Milpitas operations are located near major earthquake fault lines in California. There may also be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as 2019-Novel Coronavirus (2019-nCoV) as described below, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks.

Our financial and operating performance may be adversely affected by epidemics. Our business and financial and operating performance could be materially and adversely affected by the outbreak of epidemics including but not limited to 2019-Novel Coronavirus (2019-nCoV). As a result of the ongoing Novel Coronavirus, the operations of our customers in China and Taiwan are expected to experience a slowdown or temporary suspension in production. Our business could be materially and adversely affected in the event that the slowdown or suspension continues for a long period of time. During such epidemic outbreak, China and Taiwan may adopt certain hygiene measures, including quarantining visitors from places where any of the contagious diseases were rampant. Those restrictive measures may adversely affect and slow down economic development during that period. Any prolonged restrictive measures in order to control the contagious disease or other adverse public health developments in China and Taiwan may have a material adverse effect on our business, financial condition and results of operations.

Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and certain other countries, it is often difficult for United States companies such as us to staff and manage operations in such countries. Language and other cultural differences may also inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple remote locations performing various development, quality assurance, and yield ramp analysis projects.

Currency fluctuations as compared to the U.S. Dollar. A substantial portion of our international sales are denominated in U.S. dollars. As a result, if the dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States. These conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars. Additionally, in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk.

FCPA and Other Anti-Corruption Laws. We are subject to the Foreign Corrupt Practices Act of 1977 ("FCPA"), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. Also, similar worldwide anti-bribery laws, such as the U.K. Bribery Act and Chinese anti-corruption laws, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The policies and procedures we have implemented to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or international anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, consultants or agents.

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease.

Our systems are complex and have occasionally contained errors, defects and bugs when introduced. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, computer viruses or malicious code as a result of cyber-attacks to our computer networks, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability insurance policy currently provides $2.0 million of aggregate coverage, with an overall umbrella limit of $14.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry, we will lose sales and market share to our competitors.

We operate in an industry that is highly competitive and subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new lithography, inspection and metrology process control systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We expect to continue to make significant investments in our research and development activities. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in our product enhancement efforts to improve and advance products or in responding effectively to technological change, as not all research and development activities result in viable commercial products. In addition, we cannot provide assurance that we will be able to develop new products for the most opportunistic new markets and applications. Any significant delay in releasing new systems could cause our products to become obsolete, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

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

If new products developed by us do not gain general market acceptance, we will be unable to generate revenue and recover our research and development costs.

Inspection, lithography and metrology product development is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel, and identify and eliminate system design flaws. Further, our products are complex and often the applications to our customers’ businesses are unique. Any new systems we introduce may not achieve or sustain a significant degree of market acceptance and sales.

We expect to spend a significant amount of time and resources developing new systems and refining our existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of those systems. Our ability to commercially introduce and successfully market new systems are subject to a wide variety of challenges during the development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that are placed may be canceled. As a result, if we do not achieve market acceptance of new products, we may be unable to generate sufficient revenue and cash flow to recover our research and development costs and our market share, revenue, operating results or stock price would be negatively impacted.

Even if we are able to develop new products that gain market acceptance, sales of these new products could impair our ability to sell existing products.

Competition from our new systems could have a negative effect on sales of our existing systems and the prices that we could charge for these systems. We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our new or next generation systems. This diversion of resources could have a further negative effect on sales of our current systems and the value of inventory.

Our integrated metrology systems are integrated with systems sold independently by Wafer Fabrication Equipment Suppliers, and a decrease in sales by these suppliers, or the development of competing systems by these suppliers, could harm our business.

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

If our relationships with our large customers deteriorate, our product development activities could be adversely affected.

The success of our product development efforts depends on our ability to anticipate market trends and the price, performance and functionality requirements of semiconductor device manufacturers. In order to anticipate these trends and ensure that critical development projects proceed in a coordinated manner, we must continue to collaborate closely with our largest customers. Our relationships with these and other customers provide us with access to valuable information regarding trends in the semiconductor device industry, which enables us to better plan our product development activities. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our product development activities could be adversely affected.

We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent and trade secret law and confidentiality agreements to protect that technology. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our transparent and opaque thin film metrology, lithography and macro-defect inspection systems, and have filed applications for additional patents.  Any of our pending patent applications may be rejected, and we may be unable to develop additional proprietary technology that is patentable in the future.

In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Further, third parties may also design around these patents. In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees and other third parties. Even though these agreements are in place, there can be no assurances that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may result in costly and time-consuming litigation, substantial damages, lost product sales and/or the loss of important intellectual property rights.

We may be required to initiate litigation in order to enforce any patents issued to or licensed by us or to determine the scope or validity of a third party’s patent or other proprietary rights. Any litigation, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties. There can be no assurance that any patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage.

In addition, our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time, we receive communications from third parties asserting that our products or systems infringe, or may infringe, on the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenue. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s proprietary rights. We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms. Accordingly, the loss of important intellectual property rights could hinder our ability to sell our systems or to make the sale of these systems more expensive.

Our efforts to protect our intellectual property may be less effective in certain foreign countries where intellectual property rights are not as well protected as in the United States.

The laws of some foreign countries, including China, Japan, South Korea and Taiwan, where we do business, do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Similarly, China’s protection of intellectual property rights historically has been less stringent and robust compared to other countries such as the United States, and consequently intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.  Monitoring and preventing unauthorized use are also difficult and the measures we take to protect our intellectual property rights may not be adequate.  Accordingly, infringement of our intellectual property rights poses a serious risk of doing business in China. Consequently, there is a risk that we may be unable to adequately protect our proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices.

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA Corporation, Nova Measuring Instruments, Camtek and Veeco Instruments. We compete to a lesser extent with Nikon. Each of our products also competes with products that use different metrology, inspection or lithography techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment. We believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers. However, some of our competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers. Many of our competitors are investing heavily in the development of new systems that will compete directly with our systems. We have, from time to time, selectively reduced prices on our systems in order to protect our market share, and competitive pressures may necessitate further price reductions. We expect our competitors in each product area to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. These product introductions would likely require us to decrease the prices of our systems and increase the level of discounts that we grant our customers. Price reductions or lost sales as a result of these competitive pressures would reduce our total revenue and could adversely impact our financial results.

Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win new customers from our competitors even if our systems are superior to theirs.

We believe that once a semiconductor device manufacturer has selected one vendor’s capital equipment for a production-line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor’s equipment for the life of the application. Once a vendor’s equipment has been installed in a production line application, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor’s equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer’s expense of switching to our systems, it will be difficult for us to achieve significant sales to that manufacturer once it has selected another vendor’s capital equipment for an application.

We must attract and retain experienced senior executives and other key personnel with knowledge of semiconductor device manufacturing and inspection, metrology or lithography equipment and related software to help support our future growth, and competition for such personnel in our industry is high.

Our success depends, to a significant degree, upon the continued contributions of our key executive management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel through resignations, retirement or other circumstances, each of whom would be extremely difficult to replace, could harm our business and operating results. Although we have employment and noncompetition agreements with key members of our senior management team, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

In order to attract and retain executives and other key employees, the Company must provide a competitive compensation package, including cash and stock-based compensation. If the anticipated value of the Company’s stock-based incentive awards does not materialize so that they cease to be viewed as valuable, if the Company’s profits decrease, or if the Company’s total compensation package is not viewed as competitive, the Company’s ability to attract, retain and motivate executives and key employees could be weakened.

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue.

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers. The lead-time required for shipments of some of our components can be as long as six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

Any prolonged disruption in the operations of our manufacturing facilities could have a material adverse effect on our revenue.

We produce the majority of our systems in our manufacturing facilities located in Milpitas, California and Bloomington, Minnesota. We use contract manufacturers in China, Israel, Japan and the United States. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities, such as those resulting from acts of war, terrorism, political instability, health epidemics, fire, earthquake, flooding or other natural disaster could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

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

Failure to adjust our orders for parts and subcomponents in an accurate and timely manner in response to changing market conditions or customer acceptance of our products could adversely affect our financial position and results of operations.

Our earnings could be negatively affected and our inventory levels could materially increase if we are unable to predict our inventory needs in an accurate and timely manner and adjust our orders for parts and subcomponents in the event that our needs increase or decrease materially due to unexpected increases or decreases in demand for our products. Any material increase in our inventories could result in an adverse effect on our financial position, while any material decrease in our ability to procure needed inventories could result in an inability to supply customer demand for our products, thus adversely affecting our revenue.

Our ability to fulfill our backlog may have an effect on our long-term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and may be limited by available material supplies. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery, which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

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

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions, and, from time to time, acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to:

•	diversion of management’s attention from day-to-day operational matters and current products and customers;
•	lack of synergy or the inability to successfully integrate the new business or to realize expected synergies;
•	failure to commercialize the new technology or business;
•	failure to meet the expected performance of the new technology or business;
•	failure to retain key employees and customer or supplier relationships;
•	lower-than-expected market opportunities or market acceptance of any new products; and
•	unexpected reduction of sales of existing products as a result of the introduction of new products.

Our inability to consummate one or more acquisitions on favorable terms, or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities. We might need to raise additional funds through public or private equity or debt financings to finance any acquisition. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. In addition, any impairment of goodwill or other intangible assets, amortization of intangible assets, write-down of other assets or charges resulting from the costs of acquisitions and purchase accounting could harm our business and operating results.

If we cannot effectively manage growth, our business may suffer.

Over the long-term, we intend to grow our business by increasing our sales efforts and completing strategic acquisitions. To effectively manage growth, we must, among other things:

•	engage, train and manage a larger sales force and additional service personnel;
•	expand the geographic coverage of our sales force;
•	expand our information systems;
•	identify and successfully integrate acquired businesses into our operations; and
•	administer appropriate financial and administrative control procedures.

Growth of our business will likely place a significant strain on our management, financial, operational, technical, sales and administrative resources. Any failure to effectively manage our growth may cause our business to suffer and our stock price to decline.

Risks Related to Tax Laws, Financial Markets and the Environment

Changes in tax rates or tax liabilities could affect results.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities.  In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.

The Organization for Economic Co-operation and Development (“OECD”), released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting (“BEPS”), an initiative that aims to standardize and modernize global tax policy. Depending on the final form of guidance adopted by OECD members and legislation ultimately enacted, if any, there may be significant consequences for us due to our international business activities, including, but not limited to, an increase in our tax uncertainty and adverse effects on our provision for income taxes.

Turmoil or fluctuations in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity, and our factoring arrangements may expose us to additional risks.

In the past, global credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the tightening of the credit markets, the weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from the capital financial markets, or from trade creditors was impaired. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations. In addition, we enter into factoring arrangements with certain financial institutions to sell a certain portion of our trade receivables. If we were to stop entering into these factoring arrangements, our operating results, financial condition and cash flows could be adversely impacted by delays or failure to collect the trade receivables. However, by entering into these arrangements, we are exposed to additional risks.  If any of these financial institutions experiences financial difficulties or is otherwise unable to honor the terms of our factoring arrangements, we may experience material financial losses due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows.

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

Risks Related to Our Recently Completed Merger

Combining the businesses of Rudolph and Nanometrics may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the Merger, which may adversely affect our business results and negatively affect the value of our common stock.

The success of the Merger depends on, among other things, our ability to combine the businesses of Rudolph and Nanometrics in a manner that realizes cost savings and facilitates growth opportunities.

In addition, we must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.

In addition, the integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to realize the anticipated benefits of the integration of Rudolph and Nanometrics.

The failure to successfully integrate the businesses and operations of Rudolph and Nanometrics in the expected time frame may adversely affect our future results.

Prior to completion of the Merger, Rudolph and Nanometrics operated independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Rudolph employees or key Nanometrics employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs or an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Rudolph and Nanometrics in order to realize the anticipated benefits of the Merger so we perform as expected:

•combining the companies’ operations and corporate functions;

•combining the businesses of Rudolph and Nanometrics and meeting our capital requirements, in a manner that permits us to achieve any cost savings or revenue synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•integrating personnel from the two companies;

•integrating and unifying the offerings and services available to customers;

•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•consolidating the companies’ administrative and information technology infrastructure;

•coordinating distribution and marketing efforts; and

•coordinating geographically dispersed organizations.

In addition, at times the attention of certain members of management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial, which may disrupt our business.

We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with Rudolph or Nanometrics.

As a result of the Merger, we may experience impacts on relationships with customers and suppliers that may harm our business and results of operations. Certain customers, licensors, business partners or suppliers may seek to terminate or modify contractual obligations whether or not contractual rights were triggered as a result of the Merger. There can be no guarantee that customers and suppliers of Rudolph or Nanometrics will remain with or continue to have a relationship with us or do so on the same or similar contractual terms to those they had with Rudolph or Nanometrics prior to the Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with us, then our business and results of operations may be harmed. Furthermore, we do not have long-term arrangements with many of our significant suppliers. If our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Any of the aforementioned disruptions could limit our ability to achieve the anticipated benefits of the Merger.

We may be exposed to increased litigation due to the Merger, which could have an adverse effect on our business and operations.

We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Rudolph’s business and Nanometrics’ business. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations.

We may be unable to retain former Rudolph and Nanometrics personnel successfully.

The success of the Merger will depend in part on our ability to retain the talents and dedication of the professionals previously separately employed by Rudolph and Nanometrics. It is possible that these employees may decide not to remain with us. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating Rudolph and Nanometrics to hiring suitable replacements, all of which may cause our business to suffer. In addition, we may not be able to locate suitable replacements for any key employees that leave the Company or offer employment to potential replacements on reasonable terms.

Risks Related to the Global Economy and Semiconductor Industry

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may, from time to time, continue to do so.

Our operating results are subject to significant variation due to global economic conditions and the cyclical nature of the semiconductor device industry. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. In recent years, the industry has experienced significant downturns, generally in connection with declines in economic conditions. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected, and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be seriously harmed.

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

Our future rate of growth is highly dependent on the development and growth of the market for microelectronic device inspection, lithography and metrology equipment.

We target our products to address the needs of microelectronic device manufacturers for defect inspection, metrology and lithography.  If for any reason the market for microelectronic device inspection, lithography or metrology equipment fails to grow in the long term, we may be unable to maintain current revenue levels in the short term and maintain our historical growth in the long term. Growth in the inspection market is dependent to a large extent upon microelectronic manufacturers replacing manual inspection with automated inspection technology. Growth in the metrology market is dependent to a large extent upon new chip designs and capacity expansion of microelectronic manufacturers. Growth in the lithography market is dependent on the development of cost-effective packaging with high fine pitch RDLs, ultimately migrating to multi-die, large, form-factor packages. There can be no assurance that manufacturers will undertake these actions at the rate we expect.

Risks Related to our Stock

Provisions of our charter documents and of Delaware law could discourage potential acquisition proposals and/or delay, deter or prevent a change in control of our company.

Provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our Board of Directors. These provisions also limit the circumstances in which a premium can be paid for our common stock and in which a proxy contest for control of our board may be initiated. These provisions provide for:

•	a prohibition on stockholder actions through written consent;
•	a requirement that special meetings of stockholders be called only by our chief executive officer or Board of Directors;
•	advance notice requirements for stockholder proposals and director nominations by stockholders;
•	limitations on the ability of stockholders to amend, alter or repeal our by-laws; and
•	the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine; and
•	The authority of our board, without stockholder approval, to adopt a stockholder rights plan.

We are also entitled to avail ourselves of the protections of Section 203 of the Delaware General Corporation Law, which could inhibit changes in control of the Company.

Our stock price is volatile.

The market price of our common stock has fluctuated widely. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;
•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;
•	changes in the market price per share of our public company customers;
•	market conditions in the semiconductor and other industries into which we sell products;
•	general economic conditions;
•	political changes, hostilities or natural disasters such as hurricanes and floods;
•	low trading volume of our common stock; and
•	the number of firms making a market in our common stock.

In addition, the stock market has experienced periods of significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. Any such market fluctuations in the future could adversely affect the market price of our common stock.

There are various risks related to the legal and regulatory environments in which we perform our operations and conduct our business that may expose us to risk.

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. In the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive office building is located at 16 Jonspin Road in Wilmington, Massachusetts.  We own our Milpitas and Richardson facilities and lease facilities for corporate, engineering, manufacturing, sales and service-related purposes in the United States and six other countries - China, Japan, South Korea, Singapore, Taiwan and France. The following table indicates the location, the general purpose and the square footage of our material facilities. Our leases expire at various times through July 1, 2029.

Location	Facility Purpose	Approximate Square Footage
Wilmington, Massachusetts	Corporate Headquarters, Engineering, Manufacturing and Service	50,000
Milpitas, California	Corporate, Engineering, Manufacturing and Service	134,000
Budd Lake, New Jersey	Corporate, Engineering and Service	49,000
Bend, Oregon	Engineering and Service	19,000
Bloomington, Minnesota	Engineering, Manufacturing and Service	98,500
Hillsboro, Oregon	Engineering and Service	20,000
Richardson, Texas	Engineering	21,000
Snoqualmie, Washington	Engineering and Service	20,500
Tucson, Arizona	Engineering, Manufacturing and Service	19,000
Taiwan	Sales and Service	43,500
China	Sales, Service and Engineering	37,500
South Korea	Sales and Service	34,000
Japan	Sales and Service	20,500
Singapore	Sales and Service	12,000

We also lease office space for other smaller sales and service offices in several locations throughout the world.

We believe that our existing facilities and capital equipment are adequate to meet our current requirements and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.

The information set forth under Note 10, “Commitments and Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.

Item 4.Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the New York Stock Exchange (“NYSE”) under the symbol “ONTO.” Prior to the Merger, Nanometrics’ common stock was quoted on the Nasdaq Global Select Market under the symbol “NANO” and Rudolph’s common stock was quoted on the NYSE under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index, the Nasdaq Composite Index and the industry specific index, PHLX Semiconductor Index, for the period commencing on December 31, 2014 and ending on December 31, 2019.  Historical data for Onto Innovation in the line graph for the period commencing on December 31, 2014 and ending on October 25, 2019 reflects the cumulative return to the stockholders of Nanometrics.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2014 in the Company’s common stock and in each index. No cash dividends have been declared or paid on the Company’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/14	12/15	12/16	12/17	12/18	12/19
Onto Innovation Inc.	100.00	90.01	148.99	148.16	162.49	217.24
NYSE Composite	100.00	95.91	107.36	127.46	116.06	145.66
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
PHLX Semiconductor	100.00	98.41	137.10	192.69	181.04	295.57

As of February 3, 2020, there were 153 stockholders of record of our common stock and approximately 16,358 beneficial stockholders.

We have never declared or paid a cash dividend on our common stock. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

Following the Merger, we assumed the share repurchase authorization approved on March 14, 2019, by the former Nanometrics Board of Directors.  This share repurchase authorization allows us to purchase up to $80.0 million worth of shares of our common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions. No shares have been repurchased under this repurchase authorization as of December 31, 2019.

For further information, see Note 18 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and twelve months ended December 31, 2019, we withheld 51 thousand and 78 thousand shares through net share settlements, respectively.  For the three and twelve month periods ended December 31, 2019, net share settlements cost $1.8 million and $2.5 million, respectively. Please refer to Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended December 31, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2019 to October 31, 2019	42	$35.56	—	$80,000
November 1, 2019 to November 30, 2019	7	$33.44	—	$80,000
December 1, 2019 to December 31, 2019	2	$33.54	—	$80,000
Three Months Ended December 31, 2019	51		—

[1] Includes shares withheld through net share settlements.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Merger has been accounted for as a reverse acquisition under which Rudolph was considered the accounting acquirer.  As such, the selected financial data below comprises the operating results of Rudolph and its consolidated subsidiaries for periods through October 25, 2019 and Onto Innovation and its consolidated subsidiaries for periods on or after October 26, 2019. The balance sheet data as of December 31, 2019 and 2018 and the statement of operations data for the years ended December 31, 2019, 2018 and 2017 set forth below were derived from our audited Consolidated Financial Statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2017, 2016 and 2015, and the statement of operations data for the years ended December 31, 2016 and 2015 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (2)	2016 (2)	2015 (2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$305,896	$273,784	$255,098	$232,780	$221,690
Cost of revenue	170,868	125,505	120,503	109,229	102,284
Gross profit	135,028	148,279	134,595	123,551	119,406
Operating expenses:
Research and development	48,358	39,953	37,694	35,797	32,689
Sales and marketing	28,251	22,010	20,795	18,816	17,047
General and administrative	53,017	33,698	27,878	28,913	34,732
Amortization	10,445	1,534	1,940	2,320	2,145
Patent litigation income	—	—	(13,000)	(14,643)	—
Total operating expenses	140,071	97,195	75,307	71,203	86,613
Operating income (loss)	(5,043)	51,084	59,288	52,348	32,793
Interest income (expense), net	3,666	2,206	971	(2,834)	(5,688)
Other income (expense), net	780	56	(457)	354	(293)
Income (loss) before provision (benefit) for income taxes	(597)	53,346	59,802	49,868	26,812
Provision (benefit) for income taxes	(2,507)	8,250	26,893	12,916	8,856
Net income	$1,910	$45,096	$32,909	$36,952	$17,956
Earnings per share:
Basic	$0.06	$1.77	$1.30	$1.48	$0.71
Diluted	$0.06	$1.74	$1.27	$1.45	$0.69
Weighted average shares outstanding:
Basic	29,729	25,470	25,325	25,033	25,258
Diluted	30,007	25,895	25,865	25,566	25,868

	December 31,
	2019 (1)	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$130,673	$112,388	$67,770	$37,859	$44,554
Marketable securities	189,563	62,684	109,589	87,872	116,924
Working capital	555,921	305,916	279,775	226,668	197,266
Total assets	1,448,580	418,040	385,922	338,699	379,563
Convertible senior notes	—	—	—	—	57,846
Accumulated deficit	(4,863)	(6,773)	(51,869)	(84,706)	(121,658)
Total stockholders’ equity	1,264,026	361,888	333,154	293,735	270,678

(1) Selected financial data includes the operating results of the former Nanometrics subsequent to the closing of the Merger on October 25, 2019.

(2) Statement of Operations data reflects a reclassification within the categories of operating expenses.  Applications engineering expenses were reclassified from Research and development to Sales and marketing. Sales and marketing expenses were disaggregated from General and administrative expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. We deliver comprehensive solutions throughout the semiconductor fabrication process with our families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. We provide process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” and device packaging and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All of our systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings. Our systems are backed by worldwide customer service and applications support.

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computers, mobile devices, data centers, artificial intelligence and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project capital equipment spending to increase approximately 5% to 8% for 2020 as compared to 2019. Our revenue and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2019, 2018 and 2017, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 42.7%, 18.3%, and 27.2% of our revenue, respectively.

Merger

On June 23, 2019, Rudolph and Nanometrics, a provider of advanced process control metrology and software analytics, entered into the Merger Agreement to combine in an all-stock merger of equals transaction. The Merger was completed on October 25, 2019.  As a result of the Merger, Rudolph became a direct wholly-owned subsidiary of Nanometrics, which was renamed “Onto Innovation Inc.” upon the consummation of the Merger. Shares of common stock of Rudolph (NYSE: RTEC) ceased trading on the New York Stock Exchange as of market close on October 25, 2019. Onto Innovation (NYSE: ONTO) shares began trading on the NYSE on October 28, 2019.  At the effective time of the Merger, each issued and outstanding share of Rudolph Common Stock was converted into the right to receive 0.8042 shares of Onto Innovation Common Stock (NYSE: ONTO). Immediately following the effective time of the Merger, each of Nanometrics’ and Rudolph’s stockholders owned approximately 50% of the combined company, Onto Innovation. Pursuant to the Merger Agreement, Onto Innovation accounts for the Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes. As such, the results of operations data below comprise the operating results of Rudolph and its consolidated subsidiaries for periods through October 25, 2019 and Onto Innovation and its consolidated subsidiaries for periods on or after October 26, 2019. See Note 3 to the Consolidated Financial Statements set forth elsewhere in this Annual Report on Form 10-K for additional information regarding the Merger.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.9%	45.8%	47.2%
Gross profit	44.1%	54.2%	52.8%
Operating expenses:
Research and development	15.8%	14.6%	14.8%
Sales and marketing	9.2%	8.0%	8.1%
General and administrative	17.4%	12.3%	10.9%
Amortization	3.4%	0.6%	0.8%
Patent litigation income	—%	—%	(5.1)%
Total operating expenses	45.8%	35.5%	29.5%
Operating income (loss)	(1.7)%	18.7%	23.3%
Interest income, net	1.2%	0.8%	0.4%
Other income (expense), net	0.3%	—%	(0.2)%
Income (loss) before provision (benefit) for income taxes	(0.2)%	19.5%	23.5%
Provision (benefit) for income taxes	(0.8)%	3.0%	10.6%
Net income	0.6%	16.5%	12.9%

 Results of Operations for 2019, 2018 and 2017

Revenue. Our revenue is derived from the sale of our systems and software, spare parts, and services. Our revenue was $305.9 million, $273.8 million and $255.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. This represents an increase of 11.7% from 2018 to 2019 and an increase of 7.3% from 2017 to 2018.  The increase in revenue from 2018 to 2019 was primarily due to the inclusion of revenue from legacy Nanometrics business for the period from October 25, 2019, the effective date of the Merger, through December 31, 2019.  This year-over-year increase in revenue was partially offset by overall spending declines in the semiconductor capital equipment industries. The increase in revenue from 2017 to 2018 was primarily due to an increase in capital spending by front-end memory manufacturers.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended December 31,
	2019		2018		2017
Systems and software	$255,723	84%	$234,241	86%	$216,884	85%
Parts	34,892	11%	28,658	10%	27,143	11%
Services	15,281	5%	10,885	4%	11,071	4%
Total revenue	$305,896	100%	$273,784	100%	$255,098	100%

Total systems and software revenue increased $21.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to the inclusion of revenue from legacy Nanometrics for the period from the effective date of the Merger.  The year-over-year change in systems revenue was driven by an increase of $29.9 million in process control systems revenue due to inclusion of $56.0 million of revenue from legacy Nanometrics for the period from the effective date of the Merger. This increase was partially offset by decreased demand for our products in both advanced packaging and front-end systems.  Software licensing, support and maintenance revenue decreased $4.0 million, primarily due to a decrease in revenue from our process control and yield management software. The year-over-year increase in parts and services revenue in absolute dollars from 2018 to 2019 was primarily due to the inclusion of $10.3 million of parts and service revenue from legacy Nanometrics for the period from the effective date of the Merger.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Total systems and software revenue increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to increased demand for our products in front-end process control systems. The year-over-year increases in process control systems revenue totaled $12.9 million, primarily due to higher metrology system sales in the 2018 period.  Lithography system revenue increased $0.7 million, primarily due to the shipment of a JetStep G system offset by lower shipments of our JetStep W systems in 2018.  Licensing revenue from software increased $3.7 million primarily due to an increase in revenue from our process control and yield management software. The year-over-year increase in parts and services revenue in absolute dollars from 2017 to 2018 was primarily due to increased spending by our customers on repairs of existing systems.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including  inventory step-up from purchase accounting, manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $135.0 million, $148.3 million and $134.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Our gross profit represented 44.1%, 54.2% and 52.8% for the years ended December 31, 2019, 2018 and 2017, respectively.  The decrease in gross profit as a percentage of revenue from 2018 to 2019 was primarily due to charges to cost of goods sold including a $15.4 million charge for the sale of inventory written-up to fair value upon the Merger and $7.8 million in additional charges related to excess and obsolete inventory.  The increase in gross profit as a percentage of revenue from 2017 to 2018 was primarily due to a change in our systems and software product sales mix and the sale of a lithography system that had previously been partially written down.

Operating Expenses

Our operating expenses consist of:

•

Research and Development. The process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $48.4 million, $40.0 million and $37.7 million in 2019, 2018 and 2017, respectively.  The year-over-year dollar increase from 2018 to 2019 was primarily due to increased compensation resulting from the inclusion of $7.4 million in research and development expense of legacy Nanometrics resulting from the Merger.  The year-over-year dollar increase from 2017 to 2018 was primarily due to increased compensation and development initiatives. These costs were partially offset by decreased litigation expenses.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  Our sales and marketing expenses were $28.3 million, $22.0 million and $20.8 million in 2019, 2018 and 2017, respectively.  The year-over-year dollar increase from 2018 to 2019 was primarily due to the inclusion of $6.9 million in sales and marketing expenses of legacy Nanometrics resulting from the Merger.  The year-over-year increase from 2017 to 2018 was primarily due to compensation costs resulting from headcount and salary increases and an increase in sales commissions

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $53.0 million, $33.7 million and $27.9 million in 2019, 2018 and 2017, respectively.  The year-over-year dollar increase from 2018 to 2019 was primarily due to the inclusion of $4.4 million in general and administrative expenses of legacy Nanometrics resulting from the Merger.  In addition, we incurred $14.8 million in merger expenses for bankers fees, legal, accounting, and change in control compensation expenses.  The year-over-year dollar increase from 2017 to 2018 was primarily due to compensation costs resulting from headcount and salary increases.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $10.4 million, $1.5 million and $1.9 million in 2019, 2018 and 2017, respectively.  The year-over-year increase in amortization expense from 2018 to 2019 was due additional amortization recorded associated with additional purchased intangible assets recorded as a result of the Merger.  The year-over-year decreases in amortization expense from 2017 to 2018 were due to certain intangible assets becoming fully amortized during these periods.

•

Patent Litigation Income. During the twelve months ended December 31, 2019 and 2018, there was no patent litigation income.  During the twelve months ended December 31, 2017, we recorded income and received cash of $13.0 million from a comprehensive settlement regarding a patent infringement litigation with Camtek.

Interest income (expense), net.  In 2019, 2018 and 2017, net interest income was $3.7 million, $2.2 million and $1.0 million, respectively. The increase in net interest income from 2018 to 2019 was due to interest earned on our marketable securities and additional interest income on a higher marketable securities balance following the Merger with Nanometrics.  The increase in net interest income from 2017 to 2018 was due to higher interest earned on our marketable securities.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Income before income taxes	$(0.6)	$53.3	$59.8
Provision (benefit) for income taxes	$(2.5)	$8.3	$26.9
Effective tax rate	419.9%	15.5%	45.0%

The income tax provision differs from the federal statutory income tax rate of 21% for 2019 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $2.3 million and tax benefits for research and development credits of $2.1 million, partially offset by non-deductible transaction costs of $1.1 million and Section 162(m) limitation on the deductibility of executive compensation of $0.8 million.

The income tax provision differs from the federal statutory income tax rate of 21% for 2018 primarily due to Foreign Derived Intangible Income Deduction (“FDII”) from Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”) of $2.2 million, tax benefits for research and development credits of $2.3 million, offset by a Section 162(m) limitation on the deductibility of executive compensation of $0.5 million and additional Accounting Standards Codification (“ASC”) 740-10 tax reserves of $0.6 million.

The income tax provision differs from the federal statutory income tax rate of 21% for 2017 primarily due to new regulations resulting from the Tax Act of $9.5 million, offset by tax benefits for research and development credits of $1.6 million, section 199 manufacturing deduction of $1.6 million and excess tax benefits on vesting of restricted stock of $1.6 million.

The Tax Act, which was enacted and signed into law on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Also, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, we estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of our deferred tax balance resulted in additional income tax expense of $8.0 million. During the fourth quarter of 2018, we completed the accounting for such revaluation and recorded an additional $0.8 million in tax expense.  The prior year provisional impact and current year finalization of the Tax Act summarized below, which is included as a component of the provision from income taxes is further described in Note 12 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K (dollars in millions).

	Year Ended December 31,
	2019	2018
Re-measurement of U.S. deferred tax assets and liabilities	$—	$—
Transition tax on non-U.S. subsidiaries’ earnings	—	0.1
Foreign tax credits applied against transition tax	—	—
Valuation allowance for unused foreign tax credits	1.0	0.7
Total impact of the Tax Act on the provision for income taxes	$1.0	$0.8

Our future effective income tax rate depends on various factors, such as future impacts of the Tax Act, possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions and research and development credits as a percentage of aggregate pre-tax income.

Liquidity and Capital Resources

At December 31, 2019, we had $320.2 million of cash, cash equivalents and marketable securities and $555.9 million in working capital.  At December 31, 2018, our cash, cash equivalents and marketable securities totaled $175.1 million, while working capital amounted to $305.9 million.

Net cash and cash equivalents provided by operating activities for the years ended December 31, 2019, 2018 and 2017 totaled $18.1 million, $35.1 million and $64.2 million, respectively.  During the year ended December 31, 2019, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $53.5 million, a decrease in income taxes of $7.6 million, which were partially offset by a decrease in accounts payable of $12.1 million, a decrease in accrued and other liabilities of $6.7 million, an increase in inventories of $9.3 million, an increase in accounts receivable of $9.7 million and an increase in prepaid expenses and other assets of $5.1 million.

During the year ended December 31, 2018, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $64.3 million, an increase in accounts payable of $3.5 million, a decrease in income taxes of $1.1 million, a decrease in account receivable of $0.7 million and an increase in accrued and other liabilities of $0.2 million, which were partially offset by an increase in inventories of $31.5 million, and an increase in prepaid expenses and other assets of $3.1 million. The increase in inventories of $31.5 million was primarily due to increased sales projections of our latest products and new product initiatives.

During the year ended December 31, 2017, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $65.9 million, an increase in accrued and other liabilities of $5.2 million, an increase in accounts payable of $3.2 million and a decrease in account receivable of $0.4 million, which were partially offset by an increase in income taxes of $4.7 million, an increase in inventory of $4.2 million, and an increase in prepaid expenses and other assets of $1.7 million.

Net cash and cash equivalents provided by investing activities for the years ended December 31, 2019 and 2018 was $4.1 million and $33.8 million, respectively.  Net cash and cash equivalents used in investing activities for the year ended December 31, 2017 totaled $32.5 million.  During the year ended December 31, 2019, net cash provided by investing activities included proceeds from maturities and sales of marketable securities of $94.5 million and cash acquired in the Merger of $43.9 million, which were partially offset by purchases of marketable securities of $127.5 million and purchases of property, plant and equipment of $6.8 million.  During the year ended December 31, 2018, net cash provided by investing activities included proceeds from sales of marketable securities of $186.3 million, which was partially offset by purchases of marketable securities of $140.0 million, purchases of property, plant and equipment of $7.5 million and cash advanced on a convertible note receivable of $5.0 million.  During the year ended December 31, 2017, net cash used in investing activities included purchases of marketable securities of $164.7 million, purchases of property, plant and equipment of $10.2 million, and purchase of intangible assets of $1.0 million, which were partially offset by proceeds from sales of marketable securities of $143.3 million.

Net cash used in financing activities was $4.2 million, $23.9 million and $2.6 million in 2019, 2018 and 2017, respectively.  During the year ended December 31, 2019, financing activities used cash to pay taxes related to shares withheld for share based compensation plans of $2.5 million, pay contingent consideration for acquired business of $1.8 million, and purchase shares of our common stock under share repurchase authorizations of $0.7 million. These uses of cash were partially offset by proceeds from sales of shares through employee stock plans of $0.8 million.  During the year ended December 31, 2018, financing activities used cash to purchase shares of our common stock under share repurchase authorizations of $21.1 million, pay taxes related to shares withheld for share based compensation plans of $1.9 million and pay contingent consideration for acquired business of $1.5 million. These uses of cash were partially offset by proceeds from sales of shares through employee stock plans of $0.6 million.  During the year ended December 31, 2017, financing activities included the redemption of stock warrants of $1.0 million, tax payments related to shares withheld for share-based compensation plans of $1.4 million and payment of contingent consideration for acquired businesses of $0.8 million, which were partially offset by proceeds from sales of shares through employee stock plans of $0.6 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

On May 31, 2018, we entered into a convertible loan agreement with Simax Precision Technologies Limited (“the borrower”), which allowed them to borrow up to $15.0 million in multiple promissory notes with an interest rate of 4.25% per annum payable on a semi-annual basis.  We expected to be a supplier of lithography modules to Simax, which is used in the manufacture, sale and service of lithography systems. At December 31, 2019, we had $5.0 million in outstanding convertible notes receivable with the borrower.

During the fourth quarter of 2019, we began negotiations with the borrower to end our relationship as it pertains to this agreement. We determined that it is unlikely that a portion of the convertible note receivable will be collectable, and a reserve in the amount of $2.0 million was recorded during the period ended December 31, 2019.  In addition, we ceased recognizing interest income on these convertible notes receivable as of September 30, 2019. See Note 8 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

Following the Merger, we assumed the share repurchase authorization approved on March 14, 2019, by the former Nanometrics Board of Directors.  This share repurchase authorization allows us to purchase up to $80.0 million worth of shares of our common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions. No shares have been repurchased under this repurchase authorization.

For further information regarding our share repurchases, see Note 18 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of December 31, 2019, the available line of credit was approximately $91.3 million with an available interest rate of 3.3%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-K. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $10.6 million at December 31, 2019. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur (dollars in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$29,152	$5,901	$12,116	$5,856	$5,279
Open and committed purchase orders	97,877	93,705	4,172	—	—
Total	$127,029	$99,606	$16,288	$5,856	$5,279

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity and capital resources.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, business acquisitions, intangible assets, share-based payments, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are regularly reviewed by management on an ongoing basis at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition. Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Revenue is recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We account for shipping and handling activities as the fulfillment of a promise to transfer goods to the customer and therefore record these activities under the caption “Cost of revenue.” Sales tax and any other taxes collected concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.

Contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or the expected cost-plus margin.

Revenue from systems is recognized when we transfer control of the product to our customer. To indicate transfer of control, we must have a present right to payment, legal title must have passed to the customer and the customer must have the significant risks and rewards of ownership. We generally transfer control for system sales when the customer or the customer’s agent picks up the system at our facility. Payment for the majority of our systems have 80-90% of the invoice amount due within 30 days and the remaining amount due upon completion of installation, recalibration and qualification by the customer. We provide an assurance warranty on our systems for a period of twelve to fourteen months against defects in material and workmanship. We provide for the estimated cost of product warranties at the time revenue is recognized.

Depending on the terms of the systems arrangement, we may also defer the recognition of a portion of the consideration expected to be received because we have to satisfy a future obligation (e.g., installation, training and extended warranties). We use an observable price to determine the standalone selling price for separate performance obligations or a cost-plus margin approach when one is not available.

Revenue from software licenses is recognized upfront at the point in time when the software is made available to the customer. Software licenses provide the customer with limited rights to use the software. Revenue from licensing support and maintenance is recognized as the support and maintenance are provided, which is over the contract period. Payment for software licensing, support and maintenance is generally due in 30 days.

Revenue from parts is recognized when we transfer control of the product, which typically occurs when we ship the product from our facilities to the customer. Payment for parts is generally due in 30 days.

Revenue from services primarily consists of service contracts, which provide additional maintenance coverage beyond our assurance warranty on our products, service labor, consulting and training. Revenue from service contracts is recognized ratably over the term of the service contract. Revenue from service labor, consulting and training is recognized as services are performed. Payment for services is generally due in 30 days.

We record contract liabilities when the customer has been billed in advance of completing our performance obligations. These amounts are recorded as deferred revenue in the Consolidated Balance Sheets.

Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, acquired technologies, technology obsolescence rates, estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Excess and Obsolete Inventory. We maintain reserves for our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product lifecycles, product demand and market conditions. If actual product lifecycles, product demand and market conditions are less favorable than those originally projected by management, additional inventory write-downs may be required.

Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.  During the year ended December 31, 2019, we recognized a $0.5 million impairment loss on long-lived assets.  No such indicators were noted in 2018 or 2017.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2019 and 2018, we had recorded valuation allowances of $14.2 million and $3.2 million on certain of our deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  We evaluated the realizability of the deferred tax assets based on positive earnings as well as the projected earnings in future years and believe it is more likely than not that the substantial majority of our deferred tax asset will be realized in the future years.  We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized when effectively settled. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

Impact of Recent Accounting Pronouncements

Recently Adopted

Effective January 1, 2019, we adopted ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  The ASU is effective for the fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The adoption of ASU No. 2018-07 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

Effective January 1, 2019, we adopted ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings.  The guidance also requires certain new disclosures regardless of a company’s election.  The standard is effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods, with earlier adoption permitted.  The adoption of ASU No. 2018-02 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test.   Accordingly, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with earlier adoption permitted.  The adoption of ASU No. 2017-04 in 2019 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. On January 1, 2019, we adopted ASU No. 2016-02 using the modified retrospective method which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.  We also elected the package of practical expedients.

There was not a cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASU No. 2016-02. We recognized additional operating lease assets and obligations of $14.4 million as of January 1, 2019. As a result of the Merger, operating lease assets and obligations of $9.7 million were assumed from the former Nanometrics. We elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. For additional disclosure and detail, see Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Recently Issued

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, we must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this new standard on our consolidated financial position, results of operations, and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU No. 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU No. 2018-13 is not expected to have a material effect on our consolidated financial position, results of operations, and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years.  The adoption of ASU No. 2017-09 is not expected to have a material effect on our consolidated financial position, results of operations, and cash flows, if any.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade receivables, notes receivable and other commitments to extend credit held by a reporting entity. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted. We expect that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, and cash flows.

Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2019, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a decrease of $0.9 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan. As a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all of our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion, but not all, of the existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward exchange contracts is recognized under the caption “Other (income) expense” in the Consolidated Statements of Operations for each reporting period. As of December 31, 2019 and 2018, we had seventeen and twenty-seven outstanding forward contracts with a total notional contract value of $38.9 million and $6.7 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore and in several countries in Europe. Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of December 31, 2019 was approximately $24.1 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $3.2 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense under the caption “Other income (expense), net” in our Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and consolidated financial condition.

To manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we enter into foreign currency forward exchange contracts to protect against a portion of our currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and related information required by this Item are set forth on the pages indicated in Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2019. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

In accordance with the SEC’s published guidance, because the merger with Nanometrics closed in the fourth quarter of the year ended December 31, 2019, and considering it was a reverse merger with Rudolph as the accounting acquirer, we did not have sufficient time to fully incorporate Nanometrics into our internal control over financial reporting. Therefore, we excluded Nanometrics from the evaluation of disclosure controls and procedures and the effectiveness of our internal control over financial reporting as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

In accordance with the SEC’s published guidance, because the merger with Nanometrics closed in the fourth quarter of the year ended December 31, 2019, management excluded Nanometrics from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Nanometrics constituted 26% of total assets as of December 31, 2019 and 22% of revenue for the year then ended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may be circumvented or deteriorate.

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended December 31, 2019 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2019, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nanometrics, which is included in the 2019 consolidated financial statements of the Company and constituted 26% of total assets as of December 31, 2019 and 22% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nanometrics.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 12, 2020, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is included under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Corporate Governance Principles and Practices” in the Proxy Statement, which is incorporated herein by reference. Information regarding compliance with Section 16 of the Exchange Act is incorporated by reference to the information under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement.

Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and controller. This code of business conduct and ethics is posted on our internet website address at http://investors.ontoinnovation.com.  We will post on our website any amendment to or waiver from a provision of our code of business conduct and ethics as may be required, and within the time period specified, by applicable SEC rules.

Item 11.	Executive Compensation.

The information required by this Item is included under the headings “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report on Executive Compensation,” “Stock Ownership/Retention Guidelines for Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is included under the headings “Security Ownership” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included under the headings “Related Persons Transactions Policy” and “Board Independence” in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is included under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedule.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-10 of this report. The Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-5 of this report.

2.	Financial Statement Schedule

See Index to financial statements on page F-1 of this report.

3.	Exhibits

Exhibits are as set forth in the “Exhibit Index”, provided below. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Nanometrics Incorporated, Rudolph Technologies, Inc. and PV Equipment Inc.	8-K	000-13470	June 24, 2019	2.1
3.1	Amended and Restated Certificate of Incorporation of Onto Innovation Inc.	8-K	001-39110	October 28, 2019	3.2
3.2	Amended and Restated Bylaws of Onto Innovation Inc.	8-K	001-39110	January 27, 2020	3.1
4.1+	Form of Common Stock Certificate	―	―	―	―
4.2+	Description of Securities	―	―	―	―
10.1	Nanometrics Incorporated Amended and Restated 2003 Employee Stock Purchase Plan	DEF14A	000-13470	April 4, 2016	Appendix 1
10.1.1	Form of Subscription Agreement Under the Nanometrics Incorporated Amended and Restated 2003 Employee Stock Purchase Plan	S-8	333-40866	June 24, 2019	4.1
10.2*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan	DEF14A	000-13470	April 4, 2017	Appendix B
10.2.1*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-13470	March 24, 2015	99.1
10.2.2*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements	10-K	000-13470	March 13, 2008	10.8
10.3*	Nanometrics Incorporated 2017 Executive Performance Bonus Plan	DEF14A	000-13470	April 4, 2017	Appendix A
10.4*	Rudolph Technologies, Inc. 2009 Stock Plan	DEFR14A	000-27965	May 8, 2009	Appendix A
10.4.1*	Amended form of Employee Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan	10-Q	001-36226	August 3, 2017	10.12
10.5*	Rudolph Technologies, Inc. 2018 Stock Plan	8-K	001-36226	May 16, 2018	10.1
10.5.1*	Form of Employee Performance Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan	10-Q	001-36226	August 2, 2018	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.5.2*	Form of Employee Stock Option Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan	10-Q	001-36226	August 2, 2018	10.2
10.6*	Compensation Arrangements with Named Executive Officers	8-K	000-13470	March 1, 2018	5.02
10.7*	Form of Indemnification Agreement between the Nanometrics Incorporated and each of its directors and executive officers	8-K	000-13470	February 20, 2013	10.1
10.8*	Form of Indemnity Agreement	8-K	001-36226	June 24, 2019	10.1
10.9*	Form of Indemnification Agreement	8-K	001-39110	November 6, 2019	10.1
10.10*	General Severance Benefits and Change in Control Severance Benefits Agreement between Kevin Heidrich and Nanometrics Incorporated, dated May 19, 2015.	8-K	000-13470	May 22, 2015	10.4
10.11*	General Severance Benefits and Change in Control Severance Benefits Agreement between Janet Taylor and Nanometrics Incorporated, dated August 27, 2015.	10-Q	000-13470	October 30, 2015	10.1
10.12*	General Severance Benefits and Change in Control Severance Benefits Agreement between Rollin Kocher and Nanometrics Incorporated, dated November 10, 2016.	10-K	000-13470	March 3, 2017	10.22
10.13	Independent Contractor Agreement between Nanometrics Incorporated and S. Mark Borowicz, dated January 8, 2018.	10-K	000-13470	February 26, 2018	10.22
10.14*	Employment Agreement between Pierre-Yves Lesaicherre and Nanometrics Incorporated, dated November 27, 2017.	10-K	000-13470	February 26, 2018	10.20
10.15*	Retention Bonus Agreement between Nanometrics Incorporated and Greg Swyt, dated December 18, 2017.	10-K	000-13470	February 26, 2018	10.23
10.16*	Retention Bonus Agreement between Nanometrics and Greg Swyt, dated June 25, 2018.	8-K	000-13470	November 6, 2018	10.1
10.17*	General Severance Benefits and Change in Control Severance Benefits Agreement, dated July 25, 2019, between Nanometrics Incorporated and Greg Swyt.	8-K	000-13470	July 26, 2019	10.1
10.18*	Retention Bonus Agreement, dated September 6, 2019, between Nanometrics Incorporated and Greg Swyt.	8-K	000-13470	September 9, 2019	10.1
10.19*	General Severance Benefits and Change in Control Severance Benefits Agreement between Nanometrics Incorporated and James Barnhart, dated March 12, 2018.	10-Q	000-13470	May 1, 2019	10.1
10.20*	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth as restated and amended on July 29, 2014.	10-Q	001-36226	August 6, 2014	10.2
10.21*	Employment Agreement, dated as of November 9, 2015, by and between Rudolph Technologies, Inc. and Michael Plisinski.	8-K	001-36226	November 9, 2015	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.22*	Executive Change of Control Agreement, dated August 20, 2009, by and between Rudolph Technologies, Inc. and Robert A. Koch.	10-Q	000-27965	November 6, 2009	10.3
10.23	Amendment to Confirmation of Issuer Warrant Transaction, dated July 22, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International.	8-K	000-27965	July 25, 2011	10.5
10.24	License Agreement, dated June 28, 1995, between the Rudolph Technologies Inc. and Brown University Research Foundation.	S-1	333-86821	September 9, 1999	10.1
21.1+	Subsidiaries.	―	―	―	―
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	―	―	―	―
31.1+	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
31.2+	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
+	Filed herewith.

ONTO INNOVATION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onto Innovation Inc., formerly Rudolph Technologies, Inc. (the Company), as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Excess Inventory Reserve

Description of the Matter

As described in Note 9 to the consolidated financial statements, the Company had net inventories of $176.1 million as of December 31, 2019, which included materials of $108.5 million, work-in-progress of $42.7 million, and finished goods of $24.9 million. The valuation of certain of the Company’s inventory is subject to risks associated with supply and demand. As described in Note 2 to the consolidated financial statements, the Company maintains reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about historical and future demand for the Company’s products and market conditions.

Auditing management’s estimate of the excess and obsolete inventory reserve was subjective and required significant judgment as the excess and obsolete inventory reserve is sensitive to changes in the Company’s operations and assumptions used to estimate the reserve including management’s assumptions with regards to product life-cycles, product demand and market conditions, which includes historical usage, expected future usage, on-hand quantities of individual materials, and anticipated engineering design changes or advancements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s excess and obsolete inventory reserve process, including those over the validity and reasonableness of the data and assumptions used in estimating the excess and obsolete inventory reserve.

To test the adequacy of the Company’s excess and obsolete inventory reserve, we performed audit procedures that included, among others, assessing methodologies and assumptions used, testing the completeness and accuracy of the underlying data used by management in its analysis including the usage of historical materials, considering potential product obsolescence, observing physical inventory on-hand and inspecting historical gross margins to assess whether any items are being sold at a loss or lower margins that may need to be included in the reserve. We assessed the historical accuracy of management’s estimated excess and obsolete inventory reserve and performed sensitivity analyses to evaluate changes in the estimate that result from changes in the Company’s significant assumptions.

Accounting for Acquisition of Nanometrics Incorporated
Description of the Matter

In October 2019, Rudolph Technologies, Inc. (Rudolph) completed its acquisition of Nanometrics Incorporated (Nanometrics) for net consideration of $890.1 million, including identified intangible assets of $374.9 million, which principally consisted of developed technology, in-process research and development and customer relationships, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination with Rudolph as the accounting acquirer.

Auditing the fair value of intangible assets was complex due to the sensitivity of the respective fair values to the significant underlying assumptions. The Company engaged a specialist that used an income approach which is based on a discounted cash flow model to measure the intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and revenue growth rates. These significant assumptions are forward looking and could be affected by future economic and market conditions. The determination of the accounting acquirer is a subjective determination where management applied judgment in evaluating the relevant criteria to make this determination.

How We Addressed the Matter in Our Audit

We tested the Company’s controls over its accounting for the Nanometrics acquisition. Our tests included controls over the determination of the accounting acquirer and the estimation process supporting the recognition and measurement of the intangible assets, including the significant assumptions used.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company’s use of the income approach and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to current industry, market and economic trends; to the assumptions used to value similar assets in the marketplace; and to the historical results of the acquired business and to other guidelines used by companies within the same industry. To test the determination of the accounting acquirer, we performed audit procedures that included, among others, inspecting the analysis prepared by the Company on this topic and evaluating the accuracy of the information and the judgments made by management considering historical information, the merger agreement and other relevant information relating to the terms of the merger and the prospective plans of the Company after the merger.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Iselin, New Jersey

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Onto Innovation Inc.’s (formerly Rudolph Technologies, Inc.) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Onto Innovation Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nanometrics Incorporated, which is included in the 2019 consolidated financial statements of the Company and constituted 26% of total assets as of December 31, 2019 and 22% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nanometrics Incorporated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 25, 2020

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2019	2018	2017
Revenue	$305,896	$273,784	$255,098
Cost of revenue	170,868	125,505	120,503
Gross profit	135,028	148,279	134,595
Operating expenses:
Research and development	48,358	39,953	37,694
Sales and marketing	28,251	22,010	20,795
General and administrative	53,017	33,698	27,878
Amortization	10,445	1,534	1,940
Patent litigation income	—	—	(13,000)
Total operating expenses	140,071	97,195	75,307
Operating income (loss)	(5,043)	51,084	59,288
Interest income, net	3,666	2,206	971
Other income (expense), net	780	56	(457)
Income (loss) before provision (benefit) for income taxes	(597)	53,346	59,802
Provision (benefit) for income taxes	(2,507)	8,250	26,893
Net income	$1,910	$45,096	$32,909
Earnings per share:
Basic	$0.06	$1.77	$1.30
Diluted	$0.06	$1.74	$1.27
Weighted average number of shares outstanding:
Basic	29,729	25,470	25,325
Diluted	30,007	25,895	25,865

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,910	$45,096	$32,909
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on investments	(44)	136	(89)
Change in currency translation adjustments	709	(194)	1,663
Total comprehensive income	$2,575	$45,038	$34,483

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$130,673	$112,388
Marketable securities	189,563	62,684
Accounts receivable, less allowance of $1,247 in 2019 and $691 in 2018	123,656	64,194
Inventories	176,134	96,820
Prepaid expenses and other current assets	21,638	14,821
Total current assets	641,664	350,907
Property, plant and equipment, net	98,420	18,874
Goodwill	307,148	22,495
Identifiable intangible assets, net	371,953	7,448
Deferred income taxes	1,456	12,810
Other assets	27,939	5,506
Total assets	$1,448,580	$418,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,738	$16,981
Accrued liabilities	26,204	13,700
Deferred revenue	12,629	6,767
Other current liabilities	19,172	7,543
Total current liabilities	85,743	44,991
Deferred and other tax liabilities	67,040	—
Other non-current liabilities	31,771	11,161
Total liabilities	184,554	56,152
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 3,000 and 4,021 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018, respectively.	—	—
Common stock, $0.001 par value, 97,000 and 80,420 shares authorized, 50,184 and 24,855 issued and outstanding at December 31, 2019 and 2018, respectively.	50	31
Additional paid-in capital	1,269,437	369,893
Accumulated other comprehensive loss	(598)	(1,263)
Accumulated deficit	(4,863)	(6,773)
Total stockholders’ equity	1,264,026	361,888
Total liabilities and stockholders’ equity	$1,448,580	$418,040

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,910	$45,096	$32,909
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	5,965	4,848	3,990
Amortization of intangibles	10,445	1,534	1,940
Share-based compensation	10,585	6,062	5,670
Acquired inventory step-up amortization	15,370	—	—
Provision for doubtful accounts and inventory valuation	11,202	3,335	3,608
Deferred income taxes	(4,116)	2,163	17,207
Other, net	2,098	1,265	590
Change in operating assets and liabilities net of assets acquired and liabilities assumed in merger:
Accounts receivable	(9,721)	706	430
Income taxes	7,648	1,056	(4,727)
Inventories	(9,338)	(31,545)	(4,218)
Prepaid expenses and other assets	(5,079)	(3,101)	(1,686)
Accounts payable	(12,138)	3,512	3,198
Accrued and other liabilities	(6,685)	163	5,260
Net cash and cash equivalents provided by operating activities	18,146	35,094	64,171
Cash flows from investing activities:
Purchases of marketable securities	(127,462)	(140,018)	(164,661)
Proceeds from sales of marketable securities	94,486	186,332	143,349
Purchases of property, plant and equipment	(6,802)	(7,542)	(10,210)
Cash acquired from merger	43,882	—	—
Cash advance on convertible note receivable	—	(5,000)	—
Purchase of intangible assets	—	—	(1,000)
Net cash and cash equivalents provided by (used in) investing activities	4,104	33,772	(32,522)
Cash flows from financing activities:
Redemption of stock warrants	—	—	(1,025)
Purchases of common stock	(744)	(21,069)	—
Tax payments related to shares withheld for share-based compensation plans	(2,540)	(1,921)	(1,358)
Payment of contingent consideration for acquired business	(1,758)	(1,543)	(792)
Issuance of shares through share-based compensation plans	844	624	623
Net cash and cash equivalents used in financing activities	(4,198)	(23,909)	(2,552)
Effect of exchange rate changes on cash and cash equivalents	233	(339)	814
Net increase in cash and cash equivalents	18,285	44,618	29,911
Cash and cash equivalents at beginning of year	112,388	67,770	37,859
Cash and cash equivalents at end of year	$130,673	$112,388	$67,770
Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$(3,848)	$4,301	$14,605
Litigation settlement received	$—	$—	$13,000

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019, 2018 and 2017

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2016	25,033	$31	$381,189	$(2,779)	$(84,706)	$293,735
Issuance of shares through share-based compensation plans, net	348	1	623	—	—	624
Net income	—	—	—	—	32,909	32,909
Share-based compensation	—	—	5,670	—	—	5,670
Cumulative effect of a change in accounting for share-based compensation	—	—	72	—	(72)	—
Share-based compensation plan withholdings	(47)	—	(1,358)	—	—	(1,358)
Redemption of stock warrants	82	—	—	—	—	—
Currency translation	—	—	—	1,663	—	1,663
Unrealized loss on investments	—	—	—	(89)	—	(89)
Balance at December 31, 2017	25,416	32	386,196	(1,205)	(51,869)	333,154
Issuance of shares through share-based compensation plans, net	358	—	624	—	—	624
Repurchase of common stock	(853)	(1)	(21,068)	—	—	(21,069)
Net income	—	—	—	—	45,096	45,096
Share-based compensation	—	—	6,062	—	—	6,062
Share-based compensation plan withholdings	(66)	—	(1,921)	—	—	(1,921)
Currency translation	—	—	—	(194)	—	(194)
Unrealized gain on investments	—	—	—	136	—	136
Balance at December 31, 2018	24,855	31	369,893	(1,263)	(6,773)	361,888
Effect of merger	25,060	19	890,112	—	—	890,131
Issuance of shares through share-based compensation plans, net	377	—	2,131	—	—	2,131
Repurchase of common stock	(30)	—	(744)	—	—	(744)
Net income	—	—	—	—	1,910	1,910
Share-based compensation	—	—	10,585	—	—	10,585
Share-based compensation plan withholdings	(78)	—	(2,540)	—	—	(2,540)
Currency translation	—	—	—	709	—	709
Unrealized loss on investments	—	—	—	(44)	—	(44)
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026

The accompanying notes are an integral part of these consolidated financial statements

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Organization and Nature of Operations:

Onto Innovation Inc. (“Onto Innovation” or the “Company”) is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. The Company’s products are also used in a number of other high technology industries including: silicon wafer substrates; light emitting diode (“LED”); vertical-cavity surface-emitting laser (“VCSEL”); micro-electromechanical system (“MEMS”); CMOS image sensor (“CIS”); power device; RF filter; data storage; and certain industrial and scientific applications.  The Company provides process and yield management solutions used in bare silicon wafer production and wafer processing facilities, often referred to as “front-end” manufacturing and device packaging and test facilities, (or “back-end” manufacturing), respectively through a portfolio of standalone systems for macro-defect inspection, packaging lithography, probe card test and analysis, as well as transparent and opaque thin film measurements. Our automated and integrated metrology systems measure critical dimensions, device structures, topography, shape, and various thin film properties, including three-dimensional features and film thickness, as well as optical, electrical and material properties. Our primary area of focus are products that provide critical yield-enhancing information, which is used by microelectronic device manufacturers to drive down costs and to decrease the time to market of their devices. All of Onto Innovation’s systems feature sophisticated software and production-worthy automation. In addition, the Company’s advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, factory-wide, and enterprise-wide suites to enhance productivity and achieve significant cost savings. Onto Innovation’s systems are backed by worldwide customer service and applications support. The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore and in several countries in Europe. The Company operates in a single reportable segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

Basis of Presentation. As further discussed in Note 3 of Notes to the Consolidated Financial Statements, Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”) completed a merger effective October 25, 2019 (the “Merger”).  Upon consummation of the Merger, the combined company was renamed Onto Innovation.  The Merger was accounted for as a reverse acquisition where Rudolph was the accounting acquirer and Nanometrics was the legal acquirer in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”).  Accordingly, Rudolph’s historical results of operations replaced the Nanometrics historical results of operations for all periods prior to the merger.  Specifically, the accompanying Consolidated Financial Statements for all periods prior to the Merger are those of Rudolph and for the period after the Merger, also include Nanometrics.  The Consolidated Financial Statements reflect the assets and liabilities of Rudolph at historical cost basis and the assets and liabilities of Nanometrics are reflected at fair value under the acquisition method.  While Rudolph applied the acquisition method of accounting to Nanometrics, the legal capital in the current and prior periods has been retroactively adjusted to reflect the legal capital of Nanometrics.  Accordingly, earnings per share has been retroactively restated for periods prior to the merger date.

Reclassifications. In conjunction with the Merger, the Company assessed the need to realign its financial statement presentation and certain income statement classifications were adjusted with prior periods reclassified to conform with current period presentation. The changes made were as follows:

•

Amounts related to sales and marketing are now presented on a separate line on the Consolidated Statements of Operations and were previously reported under the caption “Selling, general and administrative.”

•

Amounts related to applications engineering are now presented under the caption, “Sales and marketing” on the Consolidated Statements of Operations and were previously reported under the caption “Research and development.”

•

Certain line items on the prior period Consolidated Balance Sheet were combined to conform to current period presentation. For additional information on the Company’s balance sheet details, see Note 9 of Notes to the Consolidated Financial Statements.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

2.	Summary of Significant Accounting Policies:

Consolidation. The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition. Revenue is recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company has elected to account for shipping and handling activities as the fulfillment of a promise to transfer goods to the customer and therefore records these activities under the caption “Cost of revenue.” Sales tax and any other taxes collected concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. These accounting policy elections are consistent with the manner in which the Company has historically recorded these items.

Contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers or the expected cost-plus margin.

Systems and Software Revenue

Revenue from systems is recognized when the Company transfers control of the product to the customer. To indicate transfer of control, the Company must have a present right to payment, legal title must have passed to the customer and the customer must have the significant risks and rewards of ownership. The Company generally transfers control for system sales when the customer or the customer’s agent picks up the system at the Company’s facility. Payment for the majority of the Company’s systems have 80-90% of the invoice amount due within 30 days and the remaining amount due upon completion of installation, recalibration and qualification by the customer. The Company provides an assurance warranty on its systems for a period of twelve to fourteen months against defects in material and workmanship. The Company provides for the estimated cost of product warranties at the time revenue is recognized.

Depending on the terms of the systems arrangement, the Company may also defer the recognition of a portion of the consideration expected to be received because the Company has to satisfy a future obligation (e.g., installation, training and extended warranties). The Company uses an observable price to determine the standalone selling price for separate performance obligations or a cost-plus margin approach when one is not available.

Revenue from software licenses provides the customer with a right to use the software as it exists when made available to the customer. Revenue from software licenses are recognized upfront at the point in time when the software is made available to the customer. Revenue from licensing support and maintenance is recognized as the support and maintenance are provided, which is over the contract period. Payment for software licensing, support and maintenance is generally due in 30 days.

Parts Revenue

Revenue from parts is recognized when the Company transfers control of the product, which typically occurs when the Company ships the product from its facilities to the customer. Payment for parts is generally due in 30 days.

Services Revenue

Revenue from services primarily consists of service contracts, which provide additional maintenance coverage beyond the Company’s assurance warranty on its products, service labor, consulting and training. Revenue from service contracts is recognized ratably over the term of the service contract. Revenue from service labor, consulting and training is recognized as services are performed. Payment for services is generally due in 30 days. Revenue from installation services is recognized at a point in time when installation is complete.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Practical Expedients

The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses.

The Company does not adjust the amount of consideration for the effects of a significant financing component as the payment terms are generally one year or less.

The Company does not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognizes revenue in the amount to which it has the right to invoice.

For additional information on the Company’s revenue recognition, see Note 11 of Notes to the Consolidated Financial Statements.

Business Combinations.  We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, acquired technologies, technology obsolescence rates, estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

For additional information on the Company’s business combinations, see Note 3 of Notes to the Consolidated Financial Statements.

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include the allowances for doubtful accounts and convertible notes receivable, excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves and share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

Marketable Securities. The Company determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses and, interest and dividends on available-for-sale securities are included in interest income and other, net. Available-for-sale securities are classified as current assets regardless of their maturity date if they are available for use in current operations. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in fair value is determined to be other-than-temporary, unrealized losses on available-for-sale securities are charged against earnings. The specific identification method is used to determine the gains and losses on marketable securities.

For additional information on the Company’s marketable securities, see Note 5 of Notes to the Consolidated Financial Statements.

Allowance for Doubtful Accounts.  The Company evaluates the collectability of accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligation, the Company records a specific allowance against amounts due, thereby reducing the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

Inventories.  Inventories are stated at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal and transportation.  Cost is generally determined on a first-in, first-out basis, and includes material, labor and manufacturing overhead costs. The Company reviews and sets standard costs as needed, but at a minimum, on an annual basis, at current manufacturing costs in order to approximate actual costs.

The Company evaluates inventories for excess quantities and obsolescence. The Company establishes inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about historical and future demand for the Company’s products and market conditions. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering design changes. Once a reserve has been established, it is maintained until the item to which it relates is scrapped or sold. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales of usage, product end-of-life dates, estimated current and future market values and new product introductions. When recorded, reserves are intended to reduce the carrying value of the Company’s inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional reserves may be required.  Charges to Cost of revenue for excess and obsolete inventories totaled $10,841 in 2019.  Included in this amount is a charge of $5,945 recorded in the fourth quarter related to excess inventory from a deemphasized product line and the rationalization of service inventory after the Merger.   In 2018 and 2017, the Company recorded charges of $3,042 and $3,833, respectively.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are five to twenty-two years for buildings, three to ten years for machinery and equipment, three to ten years for furniture and fixtures, three years for computer equipment, and three to seven years for software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Impairment of Long-Lived Assets.  Long-lived assets, such as property, plant, and equipment, and identifiable acquired intangible assets with definite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2019, there was an impairment to an item in property, plant and equipment of $507, which was recorded in general and administrative expenses in the Consolidated Statements of Operations.  There were no impairments of long-lived assets for the years ended December 31, 2018 and 2017.

Goodwill and Intangible Assets.  Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  The Company has one operating segment. No goodwill impairment occurred in 2019, 2018, or 2017. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

For additional information on the Company’s goodwill and purchased intangible assets, see Note 6 of Notes to the Consolidated Financial Statements.

Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash and cash equivalents and marketable securities. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains allowances for potential credit losses. The Company maintains cash and cash equivalents and marketable securities with higher credit quality issuers and monitors the amount of credit exposure to any one issuer. The Company's investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that the Company believes will provide liquidity while reducing risk of loss of capital. Investments are of a short-term nature and include investments in commercial paper, corporate debt securities, asset-backed securities, U.S. Treasury, U.S. Government, and U.S. Agency debt.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

components or sub-assemblies from alternate sources on acceptable terms could have a material adverse effect on its business, financial condition and results of operations.

Warranties. The Company generally provides a warranty on its products for a period of twelve to fourteen months against defects in material and workmanship. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts in accordance with changes in these factors.

Income Taxes. The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is recorded to reduce a deferred tax asset to that portion which more likely than not will be realized.

For additional information on the Company’s income taxes, see Note 14 of Notes to the Consolidated Financial Statements.

Translation of Foreign Currencies.  The Company has branch operations or wholly-owned subsidiaries in the United States, Europe, Japan, China, Taiwan, Singapore and South Korea. Its international subsidiaries and branches operate primarily through the use of local functional currencies.  A substantial portion of the Company’s international systems sales are denominated in U.S. dollars with the exception of Japan.  Consequently, we have relatively little exposure to foreign currency exchange risk with respect to these sales.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $564 and $1,273 as of December 31, 2019 and 2018, respectively.

Share-based Compensation. The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Compensation expense is recognized using the straight-line attribution method to recognize share-based compensation over the service period of the award, with adjustments recorded for forfeitures as they occur.

For additional information on the Company’s share-based compensation plans, see Note 12 of Notes to the Consolidated Financial Statements.

Research and Development Costs.  Expenditures for research and development are expensed as incurred.

Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.  The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market.  Judgment is required to estimate the fair value using available market information and appropriate valuation methods.

For additional information on the Company’s fair value of financial instruments, see Note 4 of Notes to the Consolidated Financial Statements.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Derivative Instruments and Hedging Activities. The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2019 and 2018, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to hedge a portion of certain intercompany obligations. Post-merger with Nanometrics, the Company enters into forward contracts for several other currencies including the Korean Won, Taiwanese dollar and Chinese Yuan Renminbi. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in general and administrative expenses in the Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Notional amount	38,887	6,746
Fair value of asset (liability)	120	(32)

During the years ended December 31, 2019 and 2017, the Company recorded gains of $ $343 and $105 on maturities of forward contracts, respectively.  During the year ended December 31, 2018, the Company recognized a loss of $81 on maturities of forward contracts.  The aggregate notional amounts of matured contracts were $58,522, $8,465 and $9,582 for 2019, 2018 and 2017, respectively.

Contingencies and Litigation.  The Company is subject to the possibility of losses from various contingencies, including certain legal proceedings, lawsuits and other claims. The Company accrues for a loss contingency when it concludes that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. If the Company concludes that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. The Company expenses as incurred the costs of defending legal claims against the Company. The Company does not recognize gain contingencies until realized. See Note 10 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” for a detailed description.

Recent Accounting Pronouncements.

Recently Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  The ASU is effective for the fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Effective January 1, 2019, the Company adopted ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings.  The guidance also requires certain new disclosures regardless of a company’s election.  The standard is effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods, with earlier adoption permitted.  The adoption of ASU No. 2018-02 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test.   Accordingly, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with earlier adoption permitted.  The adoption of ASU No. 2017-04 during 2019 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. On January 1, 2019, the Company adopted ASU No. 2016-02 using the modified retrospective method which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.  The Company also elected the package of practical expedients.

There was not a cumulative-effect adjustment to the Company’s beginning retained earnings as a result of adopting ASU No. 2016-02. The Company has recognized additional operating lease assets and obligations of $14,426 as of January 1, 2019. As a result of the Merger, operating lease assets and obligations of $9,658 were assumed from the former Nanometrics. The Company elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. For additional disclosure and detail, see Note 7 of the Notes to the Consolidated Financial Statements, “Leasing Arrangements.”

Recently Issued

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations, and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU No. 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU No. 2018-13 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years.  The adoption of ASU No. 2017-09 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows, if any.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade receivables, notes receivable and other commitments to extend credit held by a reporting entity. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial position, results of operations, and cash flows.

Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.
3.	Business Combination:

Pursuant to the Agreement and Plan of Merger dated as of June 23, 2019 (the “Merger Agreement”), among Rudolph Technologies, Inc. (“Rudolph”), Nanometrics Incorporated, (“Nanometrics”) and PV Equipment Inc., a wholly-owned subsidiary of Nanometrics, (“Merger Sub”) Merger Sub merged with and into Rudolph, with Rudolph continuing as a wholly-owned subsidiary of Onto Innovation (formerly Nanometrics) and the surviving corporation of the merger (the “Merger”). The Merger was effective on October 25, 2019 (the “Effective Time”). At the Effective Time, each share of Rudolph common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time (other than shares owned by Rudolph or Nanometrics) was converted into the right to receive 0.8042 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of Onto Innovation common stock, par value $0.001 per share, and cash in lieu of any fractional shares of Onto Innovation common stock any former holder of Rudolph common stock would otherwise be entitled to receive. Immediately following the Effective Time of the Merger, Rudolph’s and Nanometrics’ common stockholders each owned approximately 50% of the outstanding common stock of the combined company on a fully diluted basis.

The Merger creates a company that is an end-to-end metrology, inspection, process control software, and lithography equipment provider for the semiconductor industry and other advanced markets with a global support organization whose technology development teams, and product portfolio creates unique end-to-end solutions across the entire semiconductor fabrication process. The company will be able to provide improved device yield at reduced manufacturing cycle time, supporting the accelerated product life cycles in the semiconductor and other advanced markets.

The combined company accounts for the Merger as a reverse acquisition, using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes. In identifying Rudolph as the accounting acquiring entity, Rudolph and Nanometrics reviewed the accounting guidance as provided in ASC 805, which takes into account the type of consideration, the structure of the merger and the other transactions contemplated by the merger agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

The acquisition method of accounting is based on ASC 805, and uses the fair value concepts defined in ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The purchase price allocation described herein is preliminary and is based on the information that was available to make estimates of the fair value and may change as further information becomes available and additional analysis are completed. While the Company believes that such information provides a reasonable basis for estimating the fair values, more evidence and information may be obtained during the measurement period that results in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Effective Time or the date information about the facts and circumstances that existed at the Effective Time becomes available. Such adjustments, if necessary, will be recognized during the period in which that amounts are determined. These

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

adjustments may include: (1) changes in the fair value of certain intangible assets acquired; and (2) changes in deferred tax assets and liabilities related to the fair value estimates.

At the Effective Time of the Merger, Nanometrics changed its name to Onto Innovation Inc., and its shares began trading on the New York Stock Exchange (the “NYSE”) on October 28, 2019 (NYSE: ONTO). At the close of trading on October 25, 2019, Rudolph common stock ceased being listed on the NYSE. The accompanying consolidated financial statements for all periods presented are those of Rudolph with those of Nanometrics included only from the Effective Time through year-end.

The acquisition was nontaxable to the Company and certain of the assets acquired, including goodwill, will not be deductible for tax purposes. The acquired assets and liabilities of Nanometrics were recorded at their respective fair values including an amount for goodwill, which represents the purchase price paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed, and is attributable primarily to expected synergies, economies of scale and the assembled workforce of Nanometrics.

ASC 805 requires, among other things, that assets acquired, and liabilities assumed, be recognized at their fair values as of the Effective Time. In addition, ASC 805 requires that the consideration transferred be measured at the Effective Time of the Merger at the then-current market price. The market price of the shares of Rudolph common stock at the Effective Time was $28.50, which was based on the closing price of shares of Rudolph common stock on the NYSE on Friday, October 25, 2019, the last day of trading prior to the Effective Time.

ASC 820 defines the term “fair value” and sets forth the valuation requirements for any asset or liability measured at fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined in ASC 829 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal (or most advantageous) market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants, As a result of these standards, the Company may be required to record the fair value of assets which are not intended to be used or sold and/or to value assets at fair values that do not reflect the Company’s intended use for those assets. Many of these fair value measurements can be highly subjective, and it is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

The aggregate purchase price of $890,131 consisted of 25,060 shares of common stock valued at $884,801 and the fair value of assumed Nanometrics equity awards of $5,330.  Under ASC 805, acquisition-related transaction costs (e.g., advisory, legal, investment banking and other professional fees) are not included as a component of consideration transferred but are accounted for as expenses in the periods in which such costs are incurred. Total transaction costs incurred by the Company were $9,907 during the year ended December 31, 2019 and are included in general and administrative expense in the Consolidated Statements of Operations.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table summarizes the preliminary allocation of the total purchase consideration to the initial estimated fair values of the assets acquired and liabilities assumed as of October 25, 2019:

Cash and cash equivalents	$43,882
Marketable securities	94,389
Account receivables	49,917
Inventories	98,478
Prepaid expenses and other current assets	7,734
Property, plant and equipment	77,451
Operating lease right-of-use assets	9,658
Identifiable intangible assets	374,900
Deferred income taxes	1,352
Other assets	850
Total assets acquired	758,611
Accounts payable	(23,361)
Payroll and related expenses	(20,290)
Deferred revenue	(5,931)
Other current liabilities	(10,739)
Income taxes payable	(2,699)
Other non-current liabilities	(90,113)
Net assets acquired	605,478
Goodwill	284,653
Total purchase consideration	$890,131

The fair value of accounts receivable, net, consisted of gross contractual accounts receivable reduced by approximately $200 for receivables not expected to be collected as of the acquisition date. The inventory acquired consisted primarily of work in process, for which fair value was measured based on determining its net realizable value as such value represents an exit price in an orderly transaction between market participants, and raw materials. Factors that required judgment in determining the net realizable value for the inventory included determining estimated selling prices, cost to complete, costs to dispose, operating profit, and discount rates, among others. The Company recorded a $26,486 step-up of inventory to its fair value as of the Merger date based on the preliminary valuation.

The preliminary allocation of the intangible assets subject to amortization is as follows:

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$260,500	6.6
In-process research and development	46,600	indefinite
Customer relationships	53,000	13.1
Backlog	6,700	1.1
Trademarks and trade names	8,100	7.5
Total intangible assets	$374,900

Acquired intangible assets reported above are being amortized using the straight-line method over their estimated useful lives, which approximates the pattern of how the economic life is expected to be used. This includes amounts allocated to customer relationships because of anticipated high customer retention rates that are common in the semiconductor capital equipment industry.

Developed technology relates to Nanometrics’ product family and was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

average estimated useful life of developed technologies was determined to be 6.6 years and was based on the technology cycle related to each developed technology, as well as the cash flows over the respective forecast period.

The fair value of the in-process research and development (“IPRD”) was determined using the multi-period excess earnings method under the income approach. Such method reflects the present value of the projected cash flows that are expected to be generated by the IPRD, less costs to complete the development and charges representing the contribution of other assets to those cash flows.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to new and existing customers and was valued using the distributor method under the income approach. This method reflects the present value of projected distributor margins to be derived from sales to existing customers less charges representing the contribution of other assets to those cash flows. The estimated useful life of the customer relationships was determined to be 13.1 years and was based on historical customer turnover rates.

Order backlog represents the fair value of future projected revenue that will be derived from outstanding orders from customers that have not yet been shipped and was valued using the multi-period excess earnings method under the income approach, which reflects the present value of such outstanding orders less charges representing the contribution of other assets to those cash flows. The estimated useful life of the order backlog was determined to be 1.1 years and was based on historical order fulfilment rates.

Trademarks and trade names relate to the “Nanometrics” trademarks and trade names and were fair valued by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trademarks and trade names. The estimated useful life of the trademarks and trade names was determined to be 7.5 years and was based on the expected life of the trademarks and trade names and the cash flows anticipated over the forecast period.

Factors that required a judgment in determining the fair value for the acquired intangible assets included estimating future cash flows, revenue and gross margin assumptions, technology lives, future operating expenses, and discount rates, among others.

The Company has determined that the estimated useful life of the acquired in-process research and development is currently indeterminate; thus, it has been categorized as indefinite and will be reviewed annually for impairment, along with the Company’s other long-lived assets with indefinite lives, unless its estimated useful life is known.

The Company believes the amounts of purchased intangible assets recorded above represent the fair values of and approximate the amounts a market participant would pay for such assets as of the Effective Time.

The results of operations of Nanometrics are reported in the Company’s consolidated financial statements from the Effective Time and include $66,261 of total net sales and an operating loss of $7,065 for the year ended December 31, 2019.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Rudolph and Nanometrics, on a pro forma basis, as if the companies had combined at the beginning of fiscal year 2018. The pro forma financial information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved if the Merger had taken place on January 1, 2018, nor are they necessarily reflective of future results of operations. The pro forma information for all periods presented also includes adjustments to amortization charges for acquired intangible assets, depreciation charges for stepped-up fair value of acquired fixed assets, related tax effects and other adjustments.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The reported financial information for the year ended December 31, 2019 includes the results of Rudolph for the year then-ended and the results of Nanometrics from the Effective Time through December 31, 2019. The reported financial information for the year ended December 31, 2018 is the historical results of Rudolph:

	Year Ended December 31,
	2019		2018
	Reported	Pro Forma	Reported	Pro Forma
Net revenue	$305,896	$525,455	$273,784	$598,307
Net income attributable to Onto Innovation	1,910	901	45,096	36,246

The pro forma results have been adjusted to eliminate $37,900 of merger-related costs incurred by Rudolph and Nanometrics that would have been incurred in 2017 had the Merger occurred on January 1, 2018.

4.	Fair Value Measurements:

The Company applies a three-level valuation hierarchy for fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s fair value measurement classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2019 and December 31, 2018:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$81,108	$—	$81,108	$—
Asset-backed securities	10,779	—	10,779	—
Certificates of deposit	30,507	—	30,507	—
Commercial paper	30,708	—	30,708	—
Corporate bonds	36,461	—	36,461	—
Foreign currency forward contracts	120	—	120	—
Total assets	$189,683	$—	$189,683	$—
Liabilities:
Contingent consideration - acquisitions	$569	$—	$—	$569
Total liabilities	$569	$—	$—	$569
December 31, 2018
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$62,684	$—	$62,684	$—
Total assets	$62,684	$—	$62,684	$—
Liabilities:
Contingent consideration - acquisitions	$2,060	$—	$—	$2,060
Foreign currency forward contracts	32	—	32	—
Total liabilities	$2,092	$—	$32	$2,060

 The Company’s available-for-sale debt securities classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.  The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  Investment prices are obtained from third party pricing providers, which model prices utilizing the above observable inputs, for each asset class.

Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates of 0.0% and 9.2% for the years ended December 31, 2019 and 2018, respectively.  A significant decrease in the projected revenue or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018	$2,060
Total loss due to remeasurement included in general and administrative expense	267
Additions	—
Payments	(1,758)
Transfer into (out of) Level 3	—
Balance at December 31, 2019	$569

See Note 5 for additional discussion regarding the fair value of the Company’s marketable securities.

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value using available market information and appropriate valuation methods.

The carrying amount of the convertible notes receivable approximates fair value based on current interest rates for instruments with similar characteristics. Convertible notes receivable are initially recognized at fair value. The Company does not subsequently adjust the fair value of these convertible notes receivable unless it is determined that the convertible note receivable is impaired. The Company considers the issuer’s financial condition, payment history, and other relevant factors when assessing the collectability of the convertible note and to reserve the portion of such convertible note for which collection does not appear likely.
5.	Marketable Securities:

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale.  The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other income (expense)” on the Consolidated Statements of Operations. The Company records other-than-temporary impairment charges for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2019 and 2018 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

At December 31, 2019 and 2018, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2019
Municipal notes and bonds	$80,926	$188	$6	$81,108
Asset-backed securities	10,767	12	—	10,779
Certificates of deposit	30,500	7	—	30,507
Commercial paper	30,707	1	—	30,708
Corporate bonds	36,409	52	—	36,461
Total marketable securities	$189,309	$260	$6	$189,563
December 31, 2018
Municipal notes and bonds	$62,681	$43	$40	$62,684
Total marketable securities	$62,681	$43	$40	$62,684

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$152,649	$152,852	$47,767	$47,732
Due after one through five years	36,660	36,711	14,914	14,952
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$189,309	$189,563	$62,681	$62,684

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at December 31, 2019 and 2018.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Municipal notes and bonds	$14,166	$6	$—	$—
Total marketable securities	$14,166	$6	$—	$—
December 31, 2018
Municipal notes and bonds	$27,952	$30	$4,671	$10
Total marketable securities	$27,952	$30	$4,671	$10

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

6.	Goodwill and Purchased Intangible Assets:

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2017, net of accumulated impairment charge of $192,872	$22,495
Goodwill acquired during the period	—
Balance at December 31, 2018	22,495
Goodwill acquired during the period (Note 3)	284,653
Balance at December 31, 2019	$307,148

Purchased Intangible Assets

Purchased intangible assets as of December 31, 2019 and 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2019
Finite-lived intangible assets:
Developed technology	$326,726	$67,861	$258,865
Customer and distributor relationships	69,261	11,078	58,183
Trademarks and trade names	12,461	4,156	8,305
Total finite-lived intangible assets	408,448	83,095	325,353
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,048	$83,095	$371,953

December 31, 2018
Finite-lived intangible assets:
Developed technology	$66,177	$59,692	$6,485
Customer and distributor relationships	9,560	9,082	478
Trademarks and trade names	4,361	3,876	485
Total identifiable intangible assets	$80,098	$72,650	$7,448

Intangible asset amortization expense amounted to $10,445, $1,534 and $1,940 for the years ended December 31, 2019, 2018 and 2017, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $53,741 for 2020, $48,009 for 2021, $47,610 for 2022, $47,135 for 2023, and $41,450 for 2024.
7.	Leasing Arrangements:

The Company leases space for its corporate headquarters, manufacturing, sales and service operations, vehicles and information technology equipment under operating leases. All of the Company’s leases are operating leases.  The Company elected not to apply Accounting Standard Codification Topic 842 (“ASC 842”) to arrangements with lease terms of less than 12 months.  Operating lease right-of-use assets and obligations are reflected within the captions “Operating lease right-of-use assets,” “Current operating lease obligations,” and “Non-current operating lease obligations,” respectively, on the Consolidated Balance Sheets.

Operating lease costs were $4,124 during the twelve months ended December 31, 2019.  These costs are primarily related to long-term operating leases, but also include immaterial amounts for short-term leases less than 12 months.  Operating lease costs are recognized on a straight-line basis over the terms of the leases.

Additional operating lease right-of-use assets of $2,946 were recognized as non-cash asset additions that resulted from new operating lease liabilities as of the twelve months ended December 31, 2019. Cash paid for amounts included in the

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

measurement of operating lease liabilities was $3,872 during the twelve months ended December 31, 2019 and is included in operating cash flows.

The Company often has the option to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average of the remaining lease term for operating leases as of December 31, 2019 was 6.7 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on the lease term in which lease payments are made. The weighted average discount rate used to measure operating lease liabilities as of December 31, 2019 was 4.5%.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2019:

Maturity of Lease Liabilities	Lease Payments
2020	$5,901
2021	4,659
2022	4,059
2023	3,398
2024	2,939
Thereafter	8,196
Total undiscounted operating lease payments	29,152
Less: Imputed interest	4,276
Present value of operating lease liabilities	$24,876

8.	Convertible Notes Receivable:

On May 31, 2018, the Company entered into a convertible loan agreement with Simax Precision Technologies Limited (“the borrower”), which allowed them to borrow up to $15,000 in multiple promissory notes with an interest rate of 4.25% per annum payable on a semi-annual basis.  The Company expected to be a supplier of lithography modules to Simax, which is used in the manufacture, sale and service of lithography systems. At December 31, 2019, the Company had $5,000 in outstanding convertible notes receivable with the borrower.

During the fourth quarter 2019, the Company and the borrower began negotiations to end their relationship as it pertains to this agreement. The Company determined that it is unlikely that a portion of the convertible note receivable will be collectable, and a reserve in the amount of $2,000 was recorded during the period ended December 31, 2019.  In addition, the Company ceased recognizing interest income on these convertible notes receivable as of September 30, 2019.
9.	Balance Sheet Details:

Inventories

Inventories are comprised of the following:

	December 31,
	2019	2018
Materials	$108,492	$61,025
Work-in-process	42,694	21,910
Finished goods	24,948	13,885
Total inventories	$176,134	$96,820

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	December 31,
	2019	2018
Land and building	$47,222	$2,584
Machinery and equipment	56,504	29,097
Furniture and fixtures	3,968	3,226
Computer equipment and software	15,770	7,906
Leasehold improvements	13,069	9,448
	136,533	52,261
Accumulated depreciation	(38,113)	(33,387)
Total property, plant and equipment, net	$98,420	$18,874

Depreciation expense amounted to $5,965, $4,848 and $3,990 for the years ended December 31, 2019, 2018 and 2017, respectively.

Other assets

Other assets is comprised of the following:

	December 31,
	2019	2018
Convertible notes receivable, net of allowance of $2,000	$3,000	$5,000
Operating lease right-of-use assets	23,588	—
Other	1,351	506
Total other assets	$27,939	$5,506

Accrued liabilities

Accrued liabilities is comprised of the following:
	December 31,
	2019	2018
Payroll and related expenses	$19,365	$10,648
Warranty	6,348	2,441
Other	491	611
Total accrued liabilities	$26,204	$13,700

Other current liabilities

Other current liabilities is comprised of the following:

	December 31,
	2019	2018
Contingent consideration - acquisitions	$569	$1,422
Income tax payable	2,783	—
Current operating lease obligations	4,906	—
Customer deposits	1,994	1,135
Accrued inventory	1,614	1,103
Accrued professional fees	1,520	532
Other	5,786	3,351
Total other current liabilities	$19,172	$7,543

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	December 31,
	2019	2018
Unrecognized tax benefits (including interest)	$6,384	$5,409
Non-current operating lease obligations	19,970	—
Contingent consideration - acquisitions	—	638
Deferred revenue	2,464	1,314
Other	2,953	3,800
Total non-current liabilities	$31,771	$11,161

10.	Commitments and Contingencies:

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company sold $9,018 of receivables during the year ended December 31, 2019. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at December 31, 2019.

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Warranty Reserves

The Company generally provides a warranty on its products for a period of 12 to 14 months against defects in material and workmanship. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based primarily on historical experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 14 months prior to the year-end and warranty accruals are related to sales during the same year.

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2019	2018
Balance, beginning of the period	$2,441	$2,427
Accruals	4,265	3,486
Warranty liability assumed in Merger	4,227	—
Usage	(4,585)	(3,472)
Balance, end of the period	$6,348	$2,441

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material activities with regard to these matters.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (“Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain product. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire. On September 25, 2017, Nanometrics moved to transfer the Complaint to the District Court for the Northern District of California (the “Court”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. Nanometrics’ complaint was later removed by OSI to the Northern District of California.  On May 29, 2018, the District Court of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint.  On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim.  Nanometrics’ motion to dismiss was heard on February 28, 2019.  On March 5, 2019, the Court granted Nanometrics’ Motion to Dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October of 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger.  Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019.  On November 26, 2019 the Court granted the Company’s Motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020.  Trial has been set for May 16, 2022.  At this time, the Company does not anticipate the outcome of this matter to have a material impact on its financial position, results of operations, or cash flows.

Following the announcement of the proposed merger transaction between Nanometrics Incorporated and  Rudolph Technologies, Inc., two purported class action complaints and three complaints were filed on behalf of Rudolph’s stockholders against Rudolph and its directors; of those five complaints, three were filed in the United States District Court for the District of Delaware, one in the United States District Court for the District of New Jersey, and one in the United States District Court for the District of Massachusetts. One of those five complaints also named Nanometrics and the subsidiary formed to effectuate the proposed merger transaction as defendants. A sixth complaint was filed on behalf of a Nanometrics stockholder against Nanometrics and its directors in the United States District Court for the Northern District of California. The complaints are captioned as follows: Stein v. Rudolph Technologies, Inc., et al. (D. Del.); Rosenblatt et al. v. Rudolph Technologies, Inc., et al. (D. Del.); Stein et al. v. Rudolph Technologies, Inc., et al. (D. Del.); Parikh v. Rudolph Technologies, Inc., et al. (D.N.J.); Roy v. Rudolph Technologies, Inc., et al. (D. Mass.); and Bryden-Moore v. Nanometrics Inc., et al. (N.D. Cal.). The Company refers to these actions collectively as the “Shareholder Actions.”  The complaints in the Shareholder Actions generally asserted claims under Sections 14(a) and 20(a) of the Exchange Act challenging the adequacy of certain disclosures made in the version of the joint proxy statement/prospectus filed with the SEC on August 15, 2019, or, solely with respect to the complaint captioned Roy v. Rudolph Technologies, Inc., et al. (D. Mass.), the version of the joint proxy statement/prospectus filed with the SEC on September 10, 2019. The complaints generally sought, among other relief, an injunction preventing Rudolph from holding the Rudolph special meeting or consummating the transaction, an injunction preventing the Company from consummating the transaction, damages in the event that the merger is consummated, and attorneys’ fees.  On October 11, 2019, plaintiffs in each of the Shareholder Actions agreed in principle to dismiss their claims in connection with the issuance of certain supplemental disclosures regarding the transaction and reserved the right to seek attorneys’ fees.  The supplemental disclosures were filed with the Securities and Exchange Commission that same day.  Subsequently, each of the plaintiffs filed a Notice of Voluntary Dismissal and a negotiation regarding the collective plaintiffs’ mootness fee claims was finalized.  The payment for the plaintiffs’ mootness fee claims, which was immaterial, was thereafter made and the Shareholder Actions have been closed.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,429, $1,904 and $1,117 for the years ended December 31, 2019, 2018 and 2017, respectively.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $97,877 as of December 31, 2019.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of December 31, 2019 was approximately $91,258 with an available interest rate of 3.3%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.
11.	Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended December 31,
	2019	2018
Point-in-time	$286,130	$257,124
Over-time	19,766	16,660
Total revenue	$305,896	$273,784

See Note 16 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Year Ended December 31,
	2019	2018
Balance, beginning of the period	$8,080	$7,206
Deferred revenue assumed in Merger	5,931	—
Deferral of revenue	28,651	19,326
Recognition of deferred revenue	(27,569)	(18,452)
Balance, ending of the period	$15,093	$8,080

12.	Share-Based Compensation and Employee Benefit Plans:

Share-Based Compensation Plans

The Company’s share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company. The Company settles restricted stock unit awards and stock option exercises with newly issued common shares.

Rudolph Technologies, Inc. 2018 Stock Plan (the “2018 Plan”). The 2018 Plan provides for the grant of 2,709 stock awards and stock options to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Restricted stock units granted under the 2018 Plan typically vest over a three to five-year period for employees and one year for directors; however, other vesting periods are allowable under the 2018 Plan. Restricted stock units granted to employees have time based or performance based vesting.  If options were to be granted under the 2018 Plan, they would typically grade vest over a five-year period and expire ten years from the date of

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

grant.  As of December 31, 2019 and 2018, there were shares of common stock available for issuance pursuant to future grants under the 2018 Plan totaling 2,478 and 2,680, respectively.

Rudolph Technologies, Inc. 2009 Stock Plan (the “2009 Plan”). The 2009 Plan provided for the grant of 4,711 stock options and other stock awards to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 2009 Plan typically grade vested over a five-year period and expired ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vested over a three to five-year period for employees and one year for directors; however, other vesting periods were allowable under the 2009 Plan. Restricted stock units granted to employees have time based or performance based vesting.  In the second quarter of 2018, the 2009 Plan was terminated and therefore as of December 31, 2019 and 2018, there were no shares of common stock available for issuance pursuant to future grants under the 2009 Plan.

Nanometrics Incorporated 2005 Amended and Restated Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the grant of 4,714 stock options and other stock awards to employees, directors and consultants at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2005 Plan typically grade vest over a three-year period and expire ten years from the date of grant. Restricted stock units granted under the 2005 Plan typically vest over a three-year period for employees and one year for directors; however, other vesting periods are allowable under the 2005 Plan. Restricted stock units granted to employees have time based or performance based vesting.  As of December 31, 2019, there were 1,253 shares of common stock available for issuance pursuant to future grants under the 2005 Plan.

The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2019	2018	2017
Share-based compensation expense:
Restricted stock units, including all performance and market based awards	$10,421	$6,062	$5,433
Stock options and employee stock purchase options	164	—	237
Total share-based compensation	10,585	6,062	5,670
Tax effect on share-based compensation	2,283	1,362	2,052
Net effect on net income	$8,302	$4,700	$3,618
Effect on earnings per share:
Basic	$(0.28)	$(0.18)	$(0.14)
Diluted	$(0.28)	$(0.18)	$(0.14)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2019, 2018 and 2017 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	914	$15.29
Granted	225	$28.23
Vested	(258)	$14.80
Forfeited	(65)	$17.14
Nonvested at December 31, 2017	816	$18.50
Granted	228	$34.80
Vested	(325)	$17.73
Forfeited	(80)	$22.12
Nonvested at December 31, 2018	639	$24.26
Granted	271	$29.58
Assumed in Merger	598	$31.43
Vested	(366)	$25.69
Forfeited	(35)	$26.44
Nonvested at December 31, 2019	1,107	$28.89

As of December 31, 2019, there was $22,230 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Stock Option Activity

A summary of the Company’s stock option activity with respect to the years ended December 31, 2019, 2018 and 2017 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	173	$12.67
Granted	—	—
Exercised	(114)	11.37
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	59	15.20
Granted	—	—
Exercised	(22)	15.20
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	37	$15.20
Granted	—	—
Assumed in Merger	12	16.27
Exercised	(2)	14.96
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	47	$15.49	2.4	$985
Vested or expected to vest at December 31, 2019	47	$15.49	2.4	$985
Exercisable at December 31, 2019	47	$15.49	2.4	$985

The total intrinsic value of the stock options exercised during 2019, 2018 and 2017 was $51, $384 and $853, respectively.  As of December 31, 2019, there was no unrecognized compensation cost related to stock options granted under the plans.

The options outstanding and exercisable at December 31, 2019 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$14.08 - $14.08	1	0.7	$14.08	1	$14.08
$15.20 - $15.20	35	3.0	$15.20	35	$15.20
$15.61 - $18.22	9	0.5	$16.37	9	$16.37
$18.79 - $18.79	1	1.2	$18.79	1	$18.79
$14.08 - $18.79	47	2.4	$15.49	47	$15.49

Employee Stock Purchase Plan

Rudolph Technologies, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”).  The 2018 ESPP was terminated in the third quarter of 2019 as a result of the Merger.  Under the terms of the ESPP, eligible employees may have had up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

price the employee would pay for each share of stock was 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP was intended to qualify under Section 423 of the Internal Revenue Code and was a non-compensatory plan as defined by FASB ASC 718, “Stock Compensation.” No stock-based compensation expense attributable to the 2018 ESPP was recorded for the years ended December 31, 2019, 2018 and 2017.

Nanometrics Incorporated Amended and Restated 2003 Employee Stock Purchase Plan (the “2003 ESPP”).  Under the terms of the 2003 ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee pays for each share of stock is 85% of the lesser of the fair market value of Company common stock at the beginning or the end of the applicable six-month purchase period. The 2003 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a compensatory plan as defined by FASB ASC 718, “Stock Compensation.” Stock-based compensation expense attributable to the 2003 ESPP was $165 for the year ended December 31, 2019.

Through the Company’s employee stock purchase plans, employees purchased 72, 13 and 11 shares during the twelve months ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019 and 2018, there were 236 and 1,206, shares available for issuance under the Company’s employee stock purchase plans, respectively.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after-tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary.  Matching contributions to the plan totaled $1,317, $1,118 and $1,047 for the years ended December 31, 2019, 2018 and 2017, respectively.
13.	Other Income (Expense), Net:

Other income (expense), net is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Foreign currency exchange gains (losses), net	$676	$(255)	$(457)
Gain on casualty insurance claim	—	302	—
Rental income	2	—	—
Other	102	9	—
Total other income (expense), net	$780	$56	$(457)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

14.	Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(27)	$4,423	$6,020
State	88	1,038	507
Foreign	1,548	626	3,159
	1,609	6,087	9,686
Deferred:
Federal	(4,730)	1,961	17,034
State	506	(73)	643
Foreign	108	275	(470)
	(4,116)	2,163	17,207
Total income tax expense (benefit)	$(2,507)	$8,250	$26,893

The income before tax is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Domestic operations	$(7,087)	$49,089	$57,079
Foreign operations	$6,490	$4,257	$2,723

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for years ended December 31, 2017 to income before provision for income taxes as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax provision at statutory rate	$(125)	$11,203	$20,931
State taxes, net of federal effect	113	747	573
Foreign taxes, net of federal effect	(1,277)	17	(238)
Domestic manufacturing benefit	—	—	(1,569)
Foreign Derived Intangible Income ("FDII") Deduction	(2,278)	(2,217)	—
Global Intangible Low-Taxes Income ("GILTI") inclusion	1,786	113	—
Non-deductible officer's compensation	826	526	—
Research & development tax credit	(2,126)	(2,298)	(1,559)
Remeasurement of deferred tax balances, related to the Tax Act	—	(33)	8,020
Transition tax on foreign earnings, related to the Tax Act	—	138	(106)
Other	574	54	841
Provision (benefit) for income taxes	$(2,507)	$8,250	$26,893
Effective tax rate	420%	15%	45%

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2019	2018
Deferred Tax Assets:
Reserves and accruals	$8,254	$4,880
Deferred revenue	1,219	1,201
Share-based compensation	2,955	1,259
Tax credit carryforward	11,307	2,484
Net operating losses	6,008	1,692
Depreciation and amortization	7,151	4,298
Operating lease right-of-use assets (1)	4,965	—
Other	1,128	777
Gross deferred tax assets	42,987	16,591
Less: valuation allowance	(14,160)	(3,172)
Total deferred tax assets after valuation allowance	28,827	13,419
Deferred Tax Liabilities:
Depreciation and amortization	(89,286)	(609)
Operating lease liabilities (1)	(4,709)	—
Other	(416)	—
Gross deferred tax liabilities	(94,411)	(609)
Net deferred tax assets (liabilities)	$(65,584)	$12,810

(1) As discussed in Note 7 to the Consolidated Financial Statements, in 2019, the Company adopted an updated accounting standard that resulted in the recognition of operating right-of-use assets and lease liabilities.  The Company adopted this standard using a transition method that does not require application to periods prior to adoption.

At December 31, 2019 and 2018, the Company had recorded valuation allowances of $14,160 and $3,172, respectively, on a certain portion of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  The Company maintained a full valuation allowance on its remaining foreign tax credits in the amount of $2,366, as well as maintaining a full valuation allowances against its China, Switzerland and United Kingdom deferred tax assets of $478, $3,434 and $443, respectively.  The Company also maintained a valuation allowance against a portion of its California deferred tax assets of $7,439.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.  In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 31, 2019, the Company relied primarily on the reversal of deferred tax liabilities as well as projected future taxable income.

At December 31, 2019, the Company had federal, state and foreign net operating loss carryforwards of $1,997, $25,630 and $20,986, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates beginning in 2020 through 2035.

At December 31, 2019, the Company had federal and state research & development credits and foreign tax credit carryforwards of $6,859, $9,948 and $2,366, respectively.  The state research & development credits are set to expire at various dates beginning in 2025. The foreign tax credit is set to expire at various dates through December 31, 2029.

As of December 31, 2019, the Company has provided U.S. income taxes on all its foreign earnings.  The Company continues to permanently reinvest the cash held offshore to support its working capital needs.  Accordingly, no additional

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

foreign withholding taxes that may be required from certain jurisdictions in the event of a cash distribution have been provided for.

The total amount of unrecognized tax benefits are as follows:

	December 31,
	2019	2018	2017
Balance, beginning of the period	$5,528	$4,880	$4,827
Gross increases—tax positions in prior period	9,989	496	171
Gross decreases—tax positions in prior period	(932)	(61)	(362)
Gross increases—current-period tax positions	558	213	244
Lapse of statute of limitations	—	—	—
Balance, end of the period	$15,143	$5,528	$4,880

The unrecognized tax benefit at December 31, 2019 and 2018 were $15,143 and $5,528, respectively, of which $10,649 and $4,995, respectively, would be reflected as an adjustment to income tax expense if recognized.  The year over year increase from 2018 to 2019 is primarily due to additional unrecognized tax benefits related to federal tax exposures.  It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $236, $199 and $246, respectively, in interest and penalties expense associated with uncertain tax positions. As of December 31, 2019 and 2018, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $1,681 and $1,445, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.   The Company is subject to ordinary statute of limitation rules of three and four years for federal and state returns, respectively.  However, due to tax attribute carryforwards, the Company is subject to examination for tax years 2003 forward for U.S. federal tax purposes.  The Company is also subject to examination in various states for tax years 2002 forward.  The Company is subject to examination for tax years 2011 forward for various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.

In the normal course of business, the Company is subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes or other taxes against it. Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from the Company’ s historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on the Company’ s results of operations or cash flows in the period or periods for which that determination is made.
15.	Accumulated Other Comprehensive Loss:

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale debt securities.  See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized (gains) losses on marketable securities	Accumulated other comprehensive loss (income)
Balance at December 31, 2017	$1,079	$126	$1,205
Net current period other comprehensive loss	194	(136)	58
Reclassifications	—	—	—
Balance at December 31, 2018	1,273	(10)	1,263
Net current period other comprehensive income	(709)	44	(665)
Reclassifications	—	—	—
Balance at December 31, 2019	$564	$34	$598

16.	Segment Reporting and Geographic Information:

The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection and metrology, advanced packaging lithography and process control software systems used by microelectronics device manufacturers. Therefore, the Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The CEO allocates resources and assesses performance of the business and other activities at the reportable segment level.

The following table lists the different sources of revenue:

	Year Ended December 31,
	2019		2018		2017
Systems and software	$255,723	84%	$234,241	86%	$216,884	85%
Parts	34,892	11%	28,658	10%	27,143	11%
Services	15,281	5%	10,885	4%	11,071	4%
Total revenue	$305,896	100%	$273,784	100%	$255,098	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 31,
	2019	2018	2017
Revenue from third parties:
United States	$46,717	$43,944	$36,104
Taiwan	66,601	45,312	63,079
South Korea	43,997	51,750	44,180
Singapore	10,699	14,371	12,775
Japan	29,816	22,361	18,943
Germany	4,899	14,913	15,580
China	80,017	63,243	35,925
Other Europe	18,124	12,260	23,768
Other Asia	5,026	5,630	4,744
Total revenue	$305,896	$273,784	$255,098

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In 2019, sales to Taiwan Semiconductor Manufacturing Co. Ltd and SK Hynix Inc. accounted for 13.4% and 13.1%, respectively, of the Company’s revenue.  In 2018, sales to SK Hynix Inc. accounted for 12.2% of the Company’s revenue.  No individual end user customer accounted for more than 10% of the Company’s revenue in 2017.  The Company does not have purchase contracts with any of its customers that obligate them to continue to purchase its products.

At December 31, 2019, one customer, Taiwan Semiconductor Manufacturing Co. Ltd., accounted for more than 10% of net accounts receivable.  At December 31, 2018, no individual customer accounted for more than 10% of net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.
17.	Earnings Per Share:

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common stock equivalent shares outstanding during the period.   Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share.

For the year ended December 31, 2019, the weighted average number of restricted stock units and stock options excluded from the computation of diluted earnings per share were 69 and 0, respectively.  For the year ended December 31, 2018, the weighted average number of restricted stock units and stock options excluded from the computation of diluted earnings per share were 52 and 0, respectively.  For the year ended December 31, 2017, the weighted average number of restricted stock units and stock options excluded from the computation of diluted earnings per share were 8 and 0, respectively.

The Company’s basic and diluted earnings per share amounts are as follows:

	December 31,
	2019	2018	2017
Numerator:
Net income	$1,910	$45,096	$32,909
Denominator:
Basic earnings per share - weighted average shares outstanding	29,729	25,470	25,325
Effect of potential dilutive securities:
Restricted stock units and stock options - dilutive shares	278	426	539
Warrants - dilutive shares	—	—	1
Diluted earnings per share - weighted average shares outstanding	30,007	25,895	25,865
Earnings per share:
Basic	$0.06	$1.77	$1.30
Diluted	$0.06	$1.74	$1.27

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

18.	Shares Repurchase Authorization:

In October 2018, the Rudolph Board of Directors approved a share repurchase authorization, which allowed Rudolph to repurchase up to $40,000 worth of shares of the Rudolph’s common stock.  The authorization provided for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization was terminated on October 25, 2019 due to the closing of the Merger.

The following table summarizes the Company’s stock repurchases:

	Year Ended December 31,
	2019	2018	2017
Shares of common stock repurchased	37	1,061	—
Cost of stock repurchased	$744	$21,069	$-
Average price paid per share	$19.85	$19.86	$-

Following the Merger, the Company assumed the share repurchase authorization approved on March 14, 2019, by the former Nanometrics Board of Directors.  This share repurchase authorization allows for the Company to purchase up to $80,000 worth of shares of its common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions. No shares have been repurchased under this repurchase authorization as of December 31, 2019.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

19.	Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2019 and 2018. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of the Company’s results of operations may not be meaningful, as the sequential quarterly comparisons set forth below tend to reflect the cyclical activity of the semiconductor industry as a whole. Other quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year, and changes in tax rates.

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
Revenue	$60,892	$61,511	$62,935	$120,558	$305,896
Gross profit	32,019	31,911	31,511	39,587	$135,028
Income (loss) before income taxes	8,795	6,121	6,908	(22,421)	$(597)
Net income (loss)	7,576	5,526	6,560	(17,752)	$1,910
Income (loss) per share:
Basic	$0.31	$0.22	$0.26	$(0.41)	$0.06
Diluted	$0.30	$0.22	$0.26	$(0.41)	$0.06
Weighted average number of shares outstanding:
Basic	24,863	25,032	25,079	43,609	29,729
Diluted	25,144	25,250	25,305	43,609	30,007

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Revenue	$73,096	$77,476	$60,432	$62,780	$273,784
Gross profit	42,421	41,736	31,454	32,668	148,279
Income before income taxes	17,674	17,290	8,368	10,014	53,346
Net income	15,130	14,697	7,187	8,082	45,096
Income per share:
Basic	$0.59	$0.57	$0.28	$0.32	$1.77
Diluted	$0.58	$0.56	$0.28	$0.32	$1.74
Weighted average number of shares outstanding:
Basic	25,463	25,621	25,655	25,146	25,470
Diluted	25,989	26,086	26,063	25,449	25,895

ONTO INNOVATION INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2019:
Allowance for doubtful accounts	$691	$363	$—	$(193)	$1,247
Deferred tax valuation allowance	3,172	942	10,046	—	14,160
Allowance for convertible notes receivable	—	2,000	—	—	2,000
Year 2018:
Allowance for doubtful accounts	$460	$293	$—	$62	$691
Deferred tax valuation allowance	2,447	725	—	—	3,172
Year 2017:
Allowance for doubtful accounts	$680	$(222)	$—	$(2)	$460
Deferred tax valuation allowance	1,924	626	(103)	—	2,447

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Onto Innovation Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 25, 2020

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 25, 2020
Michael P. Plisinski

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2020
Steven R. Roth

/s/ Jeffrey A. Aukerman	Director	February 25, 2020
Jeffrey A. Aukerman

/s/ Leo Berlinghieri	Director	February 25, 2020
Leo Berlinghieri

/s/ Edward J. Brown, Jr.	Director	February 25, 2020
Edward J. Brown Jr.

/s/ Vita A Cassese	Director	February 25, 2020
Vita A. Cassese

/s/ Robert G. Deuster	Director	February 25, 2020
Robert G. Deuster

/s/ David B. Miller	Director	February 25, 2020
David B. Miller

/s/ Bruce C. Rhine	Director	February 25, 2020
Bruce C. Rhine

/s/ Christopher A. Seams	Director	February 25, 2020
Christopher A. Seams

/s/ Timothy J. Stultz, Ph.D.	Director	February 25, 2020
Timothy J. Stultz, Ph.D.

/s/ Christine A. Tsingos	Director	February 25, 2020
Christine A. Tsingos

/s/ John R. Whitten	Director	February 25, 2020
John R. Whitten