Form 10-Q
period 2020-03-28
Onto Innovation Inc.
filed 2020-05-05
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-39110

ONTO INNOVATION INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2276314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16 Jonspin Road, Wilmington, Massachusetts 01887

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (978) 253-6200

Former fiscal year: December 31

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	ONTO	New York Stock Exchange (NYSE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant’s Common Stock on April 19, 2020 was 48,552,370.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 28,	March 31,
	2020	2019
Revenue	$139,928	$60,892
Cost of revenue	77,297	28,873
Gross profit	62,631	32,019
Operating expenses:
Research and development	20,927	10,540
Sales and marketing	13,071	4,726
General and administrative	20,147	8,758
Amortization	13,732	387
Total operating expenses	67,877	24,411
Operating (loss) income	(5,246)	7,608
Interest income, net	1,210	806
Other income, net	32	381
(Loss) income before provision for income taxes	(4,004)	8,795
Provision for income taxes	400	1,219
Net (loss) income	$(4,404)	$7,576
(Loss) earnings per share:
Basic	$(0.09)	$0.30
Diluted	$(0.09)	$0.30
Weighted average shares outstanding:
Basic	50,121	24,863
Diluted	50,121	25,144

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 28,	March 31,
	2020	2019
Net (loss) income	$(4,404)	$7,576
Other comprehensive (loss), net of tax:
Change in net unrealized (losses) gains on available-for-sale marketable securities	(526)	95
Change in currency translation adjustments	(2,231)	(518)
Other comprehensive (loss)	(2,757)	(423)
Total comprehensive (loss) income	$(7,161)	$7,153

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,320	$130,673
Marketable securities	190,629	189,563
Accounts receivable, less allowance of $1,398 and $1,247	149,229	123,656
Inventories, net	160,543	176,134
Prepaid expenses and other current assets	26,798	21,638
Total current assets	628,519	641,664
Property, plant and equipment, net	96,973	98,420
Goodwill	307,626	307,148
Identifiable intangible assets, net	358,222	371,953
Deferred income taxes	1,397	1,456
Other assets	23,650	27,939
Total assets	$1,416,387	$1,448,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,205	$27,738
Accrued liabilities	29,395	26,204
Deferred revenue	15,570	12,629
Other current liabilities	17,158	19,172
Total current liabilities	94,328	85,743
Deferred and other tax liabilities	66,263	67,040
Other non-current liabilities	29,991	31,771
Total liabilities	190,582	184,554
Commitments and contingencies
Stockholders’ equity:
Common stock	49	50
Additional paid-in capital	1,238,378	1,269,437
Accumulated other comprehensive loss	(3,355)	(598)
Accumulated deficit	(9,267)	(4,863)
Total stockholders’ equity	1,225,805	1,264,026
Total liabilities and stockholders’ equity	$1,416,387	$1,448,580

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28,	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(4,404)	$7,576
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization of intangibles	13,732	387
Depreciation	3,103	1,254
Share-based compensation	3,955	2,163
Acquired inventory step-up amortization	9,898	—
Provision for doubtful accounts and inventory valuation	928	1,028
Other, net	(144)	(381)
Changes in operating assets and liabilities	(18,170)	(13,593)
Net cash and cash equivalents provided by (used in) operating activities	8,898	(1,566)
Cash flows from investing activities:
Purchases of marketable securities	(76,460)	(22,142)
Proceeds from sales of marketable securities	74,857	14,295
Purchases of property, plant and equipment	(997)	(1,320)
Net cash and cash equivalents used in investing activities	(2,600)	(9,167)
Cash flows from financing activities:
Purchase of common stock	(33,614)	(744)
Tax payments related to shares withheld for share-based compensation plans	(1,565)	(598)
Issuance of shares through share-based compensation plans	164	—
Net cash and cash equivalents used in financing activities	(35,015)	(1,342)
Effect of exchange rate changes on cash and cash equivalents	(636)	(145)
Net decrease in cash and cash equivalents	(29,353)	(12,220)
Cash and cash equivalents at beginning of period	130,673	112,388
Cash and cash equivalents at end of period	$101,320	$100,168

Supplemental disclosure of cash flow information:
Income taxes paid	$588	$114

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026
Issuance of shares through share-based compensation plans, net	240	—	164	—	—	164
Repurchase of common stock	(1,250)	(1)	(33,613)	—	—	(33,614)
Net loss	—	—	—	—	(4,404)	(4,404)
Share-based compensation	—	—	3,955	—	—	3,955
Share-based compensation plan withholdings	(42)	—	(1,565)	—	—	(1,565)
Currency translation	—	—	—	(2,231)	—	(2,231)
Unrealized loss on investments	—	—	—	(526)	—	(526)
Balance at March 28, 2020	49,132	$49	$1,238,378	$(3,355)	$(9,267)	$1,225,805

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2018	24,855	$31	$369,893	$(1,263)	$(6,773)	$361,888
Issuance of shares through share-based compensation plans, net	83	—	—	—	—	—
Repurchase of common stock	(30)	—	(744)	—	—	(744)
Net income	—	—	—	—	7,576	7,576
Share-based compensation	—	—	2,163	—	—	2,163
Share-based compensation plan withholdings	(22)	—	(598)	—	—	(598)
Currency translation	—	—	—	(518)	—	(518)
Unrealized gain on investments	—	—	—	95	—	95
Balance at March 31, 2019	24,886	$31	$370,714	$(1,686)	$803	$369,862

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovations Inc. (the “Company” or “Onto”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three months ended March 28, 2020 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020.  The accompanying Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements included in the 2019 Form 10-K.

As further discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements, Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”) completed a merger effective October 25, 2019 (the “Merger”).  Upon consummation of the Merger, the combined company was renamed Onto Innovation.  The Merger was accounted for as a reverse acquisition where Rudolph was the accounting acquirer and Nanometrics was the legal acquirer in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”).  Accordingly, Rudolph’s historical results of operations replaced the Nanometrics historical results of operations for all periods prior to the merger.  Specifically, the accompanying Condensed Consolidated Financial Statements for all periods prior to the Merger are those of Rudolph and for the period after the Merger, also include Nanometrics.  The Condensed Consolidated Financial Statements reflect the assets and liabilities of Rudolph at historical cost basis and the assets and liabilities of Nanometrics are reflected at fair value under the acquisition method.  While Rudolph applied the acquisition method of accounting to Nanometrics, the legal capital in the current and prior periods has been retroactively adjusted to reflect the legal capital of Nanometrics.  Accordingly, earnings per share has been retroactively restated for periods prior to the merger date.

On February 28, 2020, the Board of Directors of Onto Innovation Inc. (the “Company”) determined it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The change is intended to align the Company’s fiscal periods more closely with industry peers and improve comparability. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change affects the prior year comparability of the Company’s fiscal quarters in 2020 and will result in shifts in the quarterly periods, which will not have a material impact on quarterly financial results. The first fiscal quarter of 2020 began on January 1, 2020 and ended March 28, 2020 and is referred to throughout this report as the “three months ended March 28, 2020” or the “first quarter of 2020.”  The registrant’s current fiscal year will end on December 26, 2020.

Reclassifications. In conjunction with the Merger, the Company assessed the need to realign its financial statement presentation and certain income statement classifications were adjusted with prior periods reclassified to conform with current period presentation. The changes made were as follows:

•

Amounts related to sales and marketing are now presented on a separate line on the Condensed Consolidated Statements of Operations and were previously reported under the caption “Selling, general and administrative.”

•

Amounts related to applications engineering are now presented under the caption, “Sales and marketing” on the Condensed Consolidated Statements of Operations and were previously reported under the caption “Research and development.”

Impact of COVID-19 on our Business

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on the Company’s operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to predict with any confidence the likely impact of the COVID-19 pandemic on its future operations.

Recent Accounting Pronouncements

Recently Adopted

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the Financial Account Standard Board’s (“FASB”) larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU No. 2018-13 modifies required fair value disclosures related primarily to Level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU No. 2018-13 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Effective January 1, 2020, the Company adopted ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years.  The adoption of ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Effective January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a credit loss standard that changes the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance requires entities to utilize a new “expected loss” model as it relates to trade receivables, notes receivable and other commitments to extend credit held by a reporting entity. In addition, entities are required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

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

Recently issued accounting guidance not discussed above is not applicable or is not expected to have a material impact to the Company’s consolidated financial position, results of operations, and cash flows.

NOTE 2. Business Combination

Rudolph and Nanometrics completed the Merger effective October 25, 2019.  The Company accounted for the Merger as a reverse acquisition, using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the accounting acquiring entity.  The acquired assets and liabilities of Nanometrics were recorded at their respective fair values including an amount for goodwill, which represents the purchase price paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed, and is attributable primarily to expected synergies, economies of scale and the assembled workforce of Nanometrics.

The following table summarizes the preliminary allocation of the total purchase consideration to the initial estimated fair values of the assets acquired and liabilities assumed as of October 25, 2019, as well as adjustments aggregating $478 to other non-current liabilities during the three months ended March 28, 2020:

Cash and cash equivalents	$43,882
Marketable securities	94,389
Account receivables	49,917
Inventories	98,478
Prepaid expenses and other current assets	7,734
Property, plant and equipment	77,451
Operating lease right-of-use assets	9,658
Identifiable intangible assets	374,900
Deferred income taxes	1,352
Other assets	850
Total assets acquired	758,611
Accounts payable	(23,361)
Payroll and related expenses	(20,290)
Deferred revenue	(5,931)
Other current liabilities	(10,739)
Income taxes payable	(2,699)
Other non-current liabilities	(90,591)
Net assets acquired	605,000
Goodwill	285,131
Total purchase consideration	$890,131

NOTE 3. Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 28, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 28, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$70,785	$—	$70,785	$—
Asset-backed securities	12,159	—	12,159	—
Certificates of deposit	32,905	—	32,905	—
Commercial paper	42,446	—	42,446	—
Corporate bonds	32,334	—	32,334	—
Foreign currency forward contracts	283	—	283	—
Total assets	$190,912	$—	$190,912	$—
Liabilities:
Contingent consideration - acquisitions	$569	$—	$—	$569
Total liabilities	$569	$—	$—	$569

December 31, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$81,108	$—	$81,108	$—
Asset-backed securities	10,779	—	10,779	—
Certificates of deposit	30,507	—	30,507	—
Commercial paper	30,708	—	30,708	—
Corporate bonds	36,461	—	36,461	—
Foreign currency forward contracts	120	—	120	—
Total assets	$189,683	$—	$189,683	$—
Liabilities:
Contingent consideration - acquisitions	$569	$—	$—	$569
Total liabilities	$569	$—	$—	$569

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

 Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates of 0.0% and 9.2% for the three months ended March 28, 2020 and March 31, 2019, respectively.  A significant decrease in the projected revenue or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 28, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$569
Additions	—
Payments	—
Transfer into (out of) Level 3	—
Balance at March 28, 2020	$569

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

NOTE 4. Marketable Securities

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale.  The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other income, net” on the Condensed Consolidated Statements of Operations. The Company records other-than-temporary impairment charges for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at March 28, 2020 and December 31, 2019 are temporary in nature.  The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment.  Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At March 28, 2020 and December 31, 2019, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 28, 2020
Municipal notes and bonds	$70,499	$296	$10	$70,785
Asset-backed securities	12,216	2	59	12,159
Certificates of deposit	33,154	13	262	32,905
Commercial paper	42,511	1	66	42,446
Corporate bonds	32,507	6	179	32,334
Total marketable securities	$190,887	$318	$576	$190,629
December 31, 2019
Municipal notes and bonds	$80,926	$188	$6	$81,108
Asset-backed securities	10,767	12	—	10,779
Certificates of deposit	30,500	7	—	30,507
Commercial paper	30,707	1	—	30,708
Corporate bonds	36,409	52	—	36,461
Total marketable securities	$189,309	$260	$6	$189,563

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at March 28, 2020 and December 31, 2019:

	March 28, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$155,514	$155,462	$152,649	$152,852
Due after one through five years	35,373	35,167	36,660	36,711
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$190,887	$190,629	$189,309	$189,563

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at March 28, 2020 and December 31, 2019:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 28, 2020
Municipal notes and bonds	$5,086	$10	$—	$—
Asset-backed securities	10,978	59	—	—
Certificates of deposit	23,841	262	—	—
Commercial paper	22,457	66	—	—
Corporate bonds	25,458	179	—	—
Total	$87,820	$576	$—	$—
December 31, 2019
Municipal notes and bonds	$14,166	$6	$—	$—
Total	$14,166	$6	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 28, 2020 and December 31, 2019, these contracts included the future sale of Japanese Yen, Korean Won, Taiwanese dollar and Chinese Yuan Renminbi to purchase U.S. dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 28, 2020 and December 31, 2019 were as follows:

	March 28, 2020	December 31, 2019
Notional amount	$29,031	$38,887
Fair value of asset	$283	$120

NOTE 6. Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2019	$307,148
Goodwill adjustments (Note 2)	478
Balance at March 28, 2020	$307,626

Purchased intangible assets as of March 28, 2020 and December 31, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 28, 2020
Finite-lived intangibles:
Developed technology	$326,726	$78,636	$248,090
Customer and distributor relationships	69,261	13,739	55,522
Trademarks and trade names	12,461	4,451	8,010
Total finite-lived intangible assets	408,448	96,826	311,622
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,048	$96,826	$358,222
December 31, 2019
Finite-lived intangibles:
Developed technology	$326,726	$67,861	$258,865
Customer and distributor relationships	69,261	11,078	58,183
Trademarks and trade names	12,461	4,156	8,305
Total finite-lived intangible assets	408,448	83,095	325,353
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,048	$83,095	$371,953

Intangible assets amortization expenses for the three months ended March 28, 2020 and March 31, 2019 were $13,732 and $387, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses for the remainder of fiscal 2020 are $40,009, and for each of the next five fiscal years estimated amortization expenses are $48,009 for 2021, $47,610 for 2022, $47,135 for 2023, $41,450 for 2024, and $24,900 for 2025.

NOTE 7. Convertible Notes Receivable

On May 31, 2018, the Company entered into a convertible note agreement with Simax Precision Technologies Limited (“the borrower”), which allowed them to borrow up to $15,000 in multiple promissory notes with an interest rate of 4.25% per annum payable on a semi-annual basis.  The Company expected to be a supplier of lithography modules to Simax, which is used in the manufacture, sale and service of lithography systems.

During the first quarter of 2020, the Company and the borrower entered into a settlement agreement to end their relationship as it pertains to this convertible note agreement. At the time of the settlement, the Company had $5,000 in outstanding convertible notes receivable with the borrower and the settlement amount of $2,848 was agreed to by both parties.  Therefore, the Company increased its reserve against the convertible notes receivable to $2,152 as of March 28, 2020.  The settlement was subsequently paid in April 2020.

NOTE 8. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	March 28, 2020	December 31, 2019
Materials	$110,392	$108,492
Work-in-process	26,988	42,694
Finished goods	23,163	24,948
Total inventories, net	$160,543	$176,134

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	March 28, 2020	December 31, 2019
Land and building	$46,913	$47,222
Machinery and equipment	56,475	56,504
Furniture and fixtures	4,134	3,968
Computer equipment and software	16,116	15,770
Leasehold improvements	13,171	13,069
	136,809	136,533
Accumulated depreciation	(39,836)	(38,113)
Total property, plant and equipment, net	$96,973	$98,420

Other assets

Other assets is comprised of the following:

	March 28, 2020	December 31, 2019
Convertible notes receivable, net of allowance of $2,000	$—	$3,000
Operating lease right-of-use assets	22,382	23,588
Other	1,268	1,351
Total other assets	$23,650	$27,939

Accrued liabilities

Accrued liabilities is comprised of the following:

	March 28, 2020	December 31, 2019
Payroll and related expenses	$22,504	$19,365
Warranty	6,384	6,348
Other	507	491
Total accrued liabilities	$29,395	$26,204

Other current liabilities

Other current liabilities is comprised of the following:

	March 28, 2020	December 31, 2019
Contingent consideration - acquisitions	$569	$569
Income tax payable	3,689	2,783
Current operating lease obligations	4,798	4,906
Customer deposits	471	1,994
Accrued inventory	1,120	1,614
Accrued professional fees	1,293	1,520
Other	5,218	5,786
Total other current liabilities	$17,158	$19,172

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 28, 2020	December 31, 2019
Unrecognized tax benefits (including interest)	$6,520	$6,384
Non-current operating lease obligations	18,950	19,970
Deferred revenue	2,462	2,464
Other	2,059	2,953
Total other non-current liabilities	$29,991	$31,771

NOTE 9. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. The Company sold $3,777 of receivables during the three months ended March 28, 2020. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at March 28, 2020.

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers. Historically, the Company has not made any indemnification payments under such agreements, and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Balance, beginning of the period	$6,348	$2,441
Accruals	2,313	672
Usage	(2,277)	(853)
Balance, end of the period	$6,384	$2,260

Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the caption “Accrued liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material activities with regard to these matters.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain product. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire. On September 25, 2017, Nanometrics moved to transfer the Complaint to the District Court for the Northern District of California (the “Court”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. Nanometrics’ complaint was later removed by OSI to the Northern District of California.  On May 29, 2018, the District Court of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint.  On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim.  Nanometrics’ motion to dismiss was heard on February 28, 2019.  On March 5, 2019, the Court granted Nanometrics’ Motion to Dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger.  Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019.  On November 26, 2019, the Court granted the Company’s Motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020.  On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint.  Trial has been set for May 16, 2022.  At this time, the Company does not anticipate the outcome of this matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of March 28, 2020 was approximately $71.1 million with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 10. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Point-in-time	$133,745	$56,591
Over-time	6,183	4,301
Total revenue	$139,928	$60,892

See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Balance, beginning of the period	$15,093	$8,080
Deferral of revenue	14,434	1,805
Recognition of deferred revenue	(11,495)	(1,198)
Balance, end of the period	$18,032	$8,687

NOTE 11. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the three months ended March 28, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,107	$28.89
Granted	127	$43.13
Vested	(169)	$29.02
Forfeited	(60)	$29.12
Nonvested at March 28, 2020	1,005	$30.58

As of March 28, 2020 and December 31, 2019, there was $22,111 and $22,230 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.9 years for each of the respective periods.

NOTE 12. Other Income, Net

Other income, net, is comprised of the following:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Foreign currency exchange gains (losses), net	$(35)	$381
Other	67	—
Total other income, net	$32	$381

NOTE 13. Income Taxes

The following table provides details of income taxes:

	Three Months Ended
	March 28,	March 31,
	2020	2019
(Loss) income before income taxes	$(4,004)	$8,795
Provision for income taxes	$400	$1,219
Effective tax rate	(10%)	14%

The income tax provision for the three months ended March 28, 2020 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three months ended March 28, 2020 as compared to the three months ended March 31, 2019 are primarily due to (i) changes in the mix of forecasted earnings by jurisdictions, (ii) computed research and development credits on forecasted earnings levels, and (iii) a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income Deductions and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $14,116 and $14,160 as of March 28, 2020 and December 31, 2019, respectively.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

NOTE 14. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common stock equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share.  For the three months ended March 28, 2020, all weighted average outstanding stock options and restricted stock units totaling 1,087, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive.  For the three months ended March 31, 2019, the weighted average number of restricted stock units excluded from the computation of diluted earnings per share were 167.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Numerator:
Net (loss) income	$(4,404)	$7,576
Denominator:
Basic (loss) earnings per share - weighted average shares outstanding	50,121	24,863
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	—	281
Diluted (loss) earnings per share - weighted average shares outstanding	50,121	25,144
(Loss) earnings per share:
Basic	$(0.09)	$0.30
Diluted	$(0.09)	$0.30

NOTE 15. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax at March 28, 2020, as well as the activity for the three months ended March 28, 2020, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Net Unrealized Loss on Available-For-Sale Marketable Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$564	$34	$598
Net current period other comprehensive loss	2,231	526	2,757
Reclassifications	—	—	—
Balance at March 28, 2020	$2,795	$560	$3,355

NOTE 16. Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended
	March 28,		March 31,
	2020		2019
Systems and software	114,330	82%	49,809	82%
Parts	13,575	10%	8,077	13%
Services	12,023	8%	3,006	5%
Total revenue	$139,928	100%	$60,892	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Revenue from third parties:
United States	$19,648	$9,131
Taiwan	35,181	11,031
Japan	15,027	3,940
China	31,383	16,044
South Korea	20,757	10,771
Singapore	2,590	2,016
Other Asia	273	993
Germany	6,082	1,850
Other Europe	8,987	5,116
Total revenue	$139,928	$60,892

The following customers accounted for more than 10% of total revenue for the indicated periods:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Customer A	17.5%	3.8%
Customer B	17.0%	6.2%
Customer C	5.7%	27.2%

NOTE 17. Share Repurchase Authorization

Following the Merger, the Company assumed the share repurchase authorization previously approved by the former Nanometrics Board of Directors.  This share repurchase authorization allows for the Company to purchase up to $80,000 worth of shares of its common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions.  Share repurchases during the three months ended March 28, 2020 were made under this repurchase authorization and at March 28, 2020, there was $46,385 available for future share repurchases.  During the three months ended March 31, 2019, share repurchases were made under a legacy Rudolph share repurchase authorization which was terminated on October 25, 2019 due to closing of the Merger.  See Note 2 for additional information regarding the Merger.

The following table summarizes the Company’s share repurchases for the periods indicated:

	Three Months Ended
	March 28,	March 31,
	2020	2019
Shares of common stock repurchased	1,250	30
Cost of shares repurchased	$33,614	$744
Average price paid per share	$26.89	$24.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q of Onto Innovation are forward-looking statements, including those concerning anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic, our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Quarterly Report on

Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: effects of the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19, including impact on demand for our products, reductions in production levels, R&D activities, and qualification activities with our customers, increased costs, disruptions to our supply chain and a decrease in availability under our credit agreement; variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions; the ability to successfully integrate the businesses of Rudolph and Nanometrics promptly and effectively and to achieve the anticipated synergies and value-creation contemplated by the Merger within the expected time frame; unanticipated difficulties or expenditures relating to the Merger and integration of the Rudolph and Nanometrics businesses; the response of business partners and retention as a result of the Merger; the diversion of management time in connection with the integration; the effect of litigation related to the Merger; and the “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully review the cautionary statements and “Risk Factors” contained in the 2019 Form 10-K and in this report. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

On October 25, 2019, Onto Innovation Inc. (the “Company” or “Onto Innovation,” formerly known as Nanometrics Incorporated (“Nanometrics”)) consummated its previously announced merger (the “Merger”) with Rudolph Technologies, Inc. (“Rudolph”). Onto Innovation accounts for the Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes. Because Rudolph is treated as the accounting acquirer in the Merger, the financial statements filed with this Quarterly Report on Form 10-Q include the financial results of Rudolph for all periods presented and the financial results of the former Nanometrics for the periods on or after October 26, 2019. As used in this report, unless the context suggests otherwise, the terms “we,” “us” or “our” refer to (i) Rudolph and its consolidated subsidiaries for periods through October 25, 2019 and (ii) Onto Innovation and its consolidated subsidiaries for periods on or after October 26, 2019. The terms the “Company” and “Onto Innovation” refer to the combined company following the consummation of the Merger.

Impact of COVID-19 on our Business

The spread of COVID-19 during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As of May 5, 2020, our operations have been impacted by our pandemic response, as described below, and the global nature of our workforce and our operations, but we have not experienced significant financial impact directly related to the pandemic.

We have prioritized the health and safety of our employees and customers in our pandemic response. As governmental authorities implement restrictions on commercial operations, we have continued to ensure compliance with these directives while also maintaining business continuity for our essential operations. We have a global workforce.  Although our manufacturing is conducted solely in the U.S., we maintain offices in the United States, South Korea, Japan, Taiwan, China, Singapore and Europe. Our operations at these offices are subject to various governmental directives and, as a result thereof, we have instituted a work-from-home policy for these employees to the extent practical.  Where our essential employees are required to continue to report to work to perform their responsibilities, we have implemented staggered shifts or otherwise adjusted work schedules to maximize our operating capacity while adhering to applicable restrictions, including recommending distancing between persons.  We have also provided our essential employees with appropriate protective equipment and have enhanced and increased cleanings at our facilities. At this time, we have not experienced any reduction in productivity, though we have incurred certain costs related to the implementation of these policies and practices.  We may take further actions that we determine to be in the best interests of our employees or as may be required by federal, state, or local authorities.

We cannot at this time predict the impact that the COVID-19 pandemic will have on our financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19-related changes. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers.

To date the coronavirus pandemic has disrupted the way that we conduct business, but has not had a material adverse impact on our operations.  However, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact on our future operations, the COVID-19 pandemic could have a material adverse impact on our consolidated business, results of operations and financial condition. For a discussion of certain COVID-19-related risks, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our condensed consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations.  Specifically, these policies have the following attributes: (1) we are required to make judgments and assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, could have a material effect on our financial position and results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2019 Form 10-K in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and provide a fair presentation of our financial position and results of operations.

For more information, please see our critical accounting policies as previously disclosed in our 2019 Form 10-K.

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

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  For the three months ended March 28, 2020 and for the years ended December 31, 2019, 2018 and 2017, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 54.9%, 42.7%, 18.3%, and 27.2% of our revenue, respectively.

Results of Operations for the Three Months Ended March 28, 2020 and March 31, 2019

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $139.9 million for the three months ended March 28, 2020 increased 129.8% as compared to the three months ended March 31, 2019, in which revenue totaled $60.9 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended
	March 28,		March 31,
	2020		2019
Systems and software	114,330	82%	49,809	82%
Parts	13,575	10%	8,077	13%
Services	12,023	8%	3,006	5%
Total revenue	$139,928	100%	$60,892	100%

Total systems and software revenue increased $64.5 million for the three months ended March 28, 2020 as compared to the three months ended March 31, 2019 primarily due to the inclusion of revenue from legacy Nanometrics for the first quarter of 2020.  The year-over-year change in systems revenue was primarily due to the inclusion of $58.7 million of revenue from legacy Nanometrics for the period.  The year-over-year increase in parts and services revenue in absolute dollars from the three months ended March 31, 2019 to the three months ended March 28, 2020 was primarily due to the inclusion of $15.9 million of parts and service revenue from legacy Nanometrics for the period.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $62.6 million for the three months ended March 28, 2020, as compared to $32.0 million for the three months ended March 31, 2019.  Our gross profit represented 44.8% of our revenue for the three months ended March 28, 2020 and 52.6% for the three months ended March 31, 2019.  The decrease in gross profit as a percentage of revenue for the three months ended March 28, 2020, as compared to the three months ended March 31, 2019, is primarily due charges to cost of goods sold of $9.9 million for the sale of inventory written-up to fair value upon the Merger.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. The process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $20.9 million for the three months ended March 28, 2020, as compared to $10.5 million for the three months ended March 31, 2019.  The year-over-year dollar increase from the 2019 period to the 2020 period was primarily due to the inclusion in the 2020 period of $11.2 million in research and development expense of legacy Nanometrics resulting from the Merger.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  Our sales and marketing expenses were $13.1 million for the three months ended March 28, 2020, as compared to $4.7 million for the three months ended March 31, 2019.  The year-over-year dollar increase in sales and marketing expenses from the 2019 period to the 2020 period was primarily due to the inclusion in the 2020 period of $8.6 million in sales and marketing expenses of legacy Nanometrics resulting from the Merger.
•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $20.1 million for the three months ended March 28, 2020, as compared to $8.8 million for the three months ended March 31, 2019.  The year-over-year dollar increase in general and administrative expenses from the 2019 period to the 2020 period was primarily due to the inclusion in the 2020 period of $10.0 million in general and administrative expenses of legacy Nanometrics resulting from the Merger.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $13.7 million for the three months ended March 28, 2020, as compared to $0.4 million for the same period in 2019.  The year-over-year increase in amortization expense from the 2019 period to the 2020 period was due to additional amortization recorded in the 2020 period associated with additional purchased intangible assets recorded as a result of the Merger.

Interest income (expense), net.  Net interest income was $1.2 million for the three months ended March 28, 2020, as compared to $0.8 million for the three months ended March 31, 2019.  The increase in net interest income from the 2019 period to the 2020 period was due to interest earned on our marketable securities and additional interest income on a higher marketable securities balance following the Merger.

Income Taxes. We recorded an income tax provision of $0.4 million and $1.2 million for the three months ended March 28, 2020 and March 31, 2019, respectively.  Our effective tax rate of (10%) differs from the statutory rate of 21% for the three months ended March 28, 2020 primarily due to (i) changes in mix of forecasted earnings by jurisdiction, (ii) computed research and development credits on forecasted earning levels, and (iii) a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary.

Our future effective income tax rate depends on various factors, such as possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

We currently have a partial valuation allowance recorded for certain foreign and state loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter we assess the likelihood that we will be able to recover our deferred tax assets primarily relating to state research and development credits.  We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  As a result of our analysis, we concluded that it is more likely than not that a portion of our net deferred tax assets will not be realized.  Therefore, we continue to provide a valuation allowance against certain net deferred tax assets.  We continue to monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

Liquidity and Capital Resources

At March 28, 2020, we had $291.9 million of cash, cash equivalents and marketable securities and $534.2 million in working capital.  At December 31, 2019, we had $320.2 million of cash, cash equivalents and marketable securities and $555.9 million in working capital.

Operating activities provided $8.9 million in net cash and cash equivalents for the three months ended March 28, 2020.  The net cash and cash equivalents provided by operating activities during the three months ended March 28, 2020 resulted primarily from net loss, adjusted to exclude the effect of non-cash operating charges, of $27.1 million, partially offset by a decrease in cash provided from operating assets and liabilities of $18.2 million.  Operating activities used $1.6 million in net cash and cash equivalents for the three months ended March 31, 2019.  The net cash and cash equivalents used by operating activities during the three months ended March 31, 2019 resulted primarily from a decrease in cash used in operating assets and liabilities of $13.6 million, offset by net income, adjusted to exclude the effect of non-cash operating charges, of $12.0 million.

Investing activities used net cash and cash equivalents of $2.6 million during the three months ended March 28, 2020 through purchases of marketable securities of $76.5 million and capital expenditures of $1.0 million, partially offset by proceeds from sales of marketable securities of $74.9 million.  Net cash and cash equivalents of $9.2 million were used in investing activities during the three months ended March 31, 2019 primarily for the purchases of marketable securities of $22.1 million and capital expenditures of $1.3 million, offset by proceeds from sales of marketable securities of $14.3 million.

Net cash and cash equivalents used in financing activities during the three months ended March 28, 2020 of $35.0 million resulted from the purchase of shares of our common stock under a share repurchase authorizations of $33.6 million and tax payments related to shares withheld for share-based compensation plans of $1.6 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.2 million.  For the three months ended March 31, 2019, financing activities used $1.3 million, which resulted from the purchase of shares of our common stock under Rudolph’s previous share repurchase authorizations of $0.7 million and tax payments related to shares withheld for share-based compensation plans of $0.6 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Following the Merger, we assumed the share repurchase authorization approved on March 14, 2019 by the former Nanometrics Board of Directors.  This share repurchase authorization allows us to purchase up to $80.0 million worth of shares of our common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions.  During the three months ended March 28, 2020, we repurchased 1.3 million shares of common stock under this repurchase authorization and those shares were subsequently retired.  At March 28, 2020, there was $46.4 million available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of March 28, 2020, the available line of credit was approximately $71.1 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. In addition, although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. Market conditions due to the COVID-19 pandemic may have an impact on our ability to access such additional funding. Our borrowing capacity under our existing line of credit is tied to the value of eligible securities held at the time of borrowing, which may be negatively impacted by market conditions due to COVID-19 and government responses thereto. In addition, a reduction in or volatility with respect to our stock price or the general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 28, 2020, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a decrease of $0.8 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

To manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we enter into foreign currency forward exchange contracts to protect against a portion of our currency exchange risks associated with existing assets and liabilities. While a substantial portion of our systems and software sales are denominated in U.S. dollars and have relatively little exposure to foreign currency exchange risk with respect to these sales, substantially all of our sales in Japan are denominated in Japanese yen. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized under the caption “Other income, net,” in the Condensed Consolidated Statements of Operations for each reporting period in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded under the caption “Other current liabilities” or “Prepaids and other current assets” on the Condensed Consolidated Balance Sheets. As of March 28, 2020, we had nineteen outstanding forward contracts with a total notional contract value of $29.0 million. We do not use derivative financial instruments for trading or speculative purposes.

The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore and in several countries in Europe. Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date resulting in transaction gains or losses. The intercompany balance exposed to foreign currency risk, as of March 28, 2020 was approximately $34.5 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $0.1 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense under the caption “Other income (expense), net” in our Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and consolidated financial condition.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.  These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Financial Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to exercise judgment in evaluating its controls and procedures.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q.  In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, if any, including process improvements, were being undertaken.  This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K.  Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by other personnel in our accounting, finance, internal audit and legal functions.  The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them on an ongoing basis as necessary.  A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In accordance with the SEC’s published guidance, because the merger with Nanometrics closed in the fourth quarter of the year ended December 31, 2019, management excluded Nanometrics from its evaluation of disclosure controls and procedures as of March 28, 2020. Legacy Nanometrics constituted 26% of total assets as of March 28, 2020 and 53% of revenue for the three months then ended.

Conclusions

As of March 28, 2020, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

In October 2019, we completed the merger with Nanometrics which operated under its own set of systems and internal controls. During the three months ended March 28, 2020, we continue to integrate Nanometrics into our financial reporting processes and procedures and internal control over financial reporting and we expect the integration to continue throughout the remainder of 2020. In addition, in January 2020, we implemented a new enterprise resource planning (“ERP”) system in our domestic legacy Rudolph business to provide better support for our changing business needs and plans for future growth.  As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented certain new controls relating to the ERP system. We will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than noted above, there have been no additional changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to Part I, Item 3, “Legal Proceedings” in our 2019 Form 10-K and Note 10 to the audited consolidated financial statements filed therewith, as updated in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. Many of the risks and uncertainties described below may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Risks Related to Our Business

The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

The effects of a public health crisis caused by the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19 are uncertain and difficult to predict, but pose the following risks to our business, results of operations and financial condition:

•

A likely decrease in short-term and/or long-term demand for our products and disruptions to our operations resulting from the immediate consequences of and responses to the pandemic, including the public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, which have raised the prospect of an extended global recession, which would adversely impact the businesses of our customers, suppliers and partners;

•

Changes in our operations in response to COVID-19 and employee illnesses resulting from the pandemic, which have impacted the way that we operate and conduct business, and may result in additional inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, which cannot be avoided or alleviated through succession planning, employees working remotely or teleconferencing technologies;

•

Negative impacts to our operations, including reductions in production levels, research and development activities, and qualification activities with our customers, inefficiencies and delays, and increased costs resulting from our efforts to mitigate the impact and spread of COVID-19 through changes in our operations we have enacted at certain of our locations around the world in an effort to protect our employees’ health and well-being (including the implementation of work-from-home policies, social-distancing measures, modified work schedules and shifts, the suspension of employee travel, and limits  on the number of employees attending in-person meetings and the number of people permitted to be present at our facilities at any one time);

•

Management focus on mitigating the impact of the coronavirus pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise, which has resulted and can be expected to continue to result in a diversion of management attention and resources;

•

Disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19;

•

A decrease in availability under our credit agreement, which permits us to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, due a decrease in the value of eligible securities resulting from the impact of COVID-19 on global markets; and

•

Difficulty accessing capital, if needed in the future, through a sale of securities, or in obtaining favorable terms of such securities, due to market conditions generally or a decline or volatility in the market for our securities.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A sustained or prolonged outbreak could exacerbate the adverse impact of such measures.

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

We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, which could lead to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. In addition, innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

Natural disasters and climate change. Natural disasters, changes in climate and geo-political events could materially adversely affect our worldwide operations (or those of our business partners). The occurrence of one or more natural disasters such as hurricanes, tropical storms, fires, cyclones, earthquakes, tsunamis, flooding, typhoons, volcanic eruptions and weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, may disrupt manufacturing or other operations. For example, our Milpitas operations are located near major earthquake fault lines in California. There may also be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks.

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

If our network security measures are breached and unauthorized access is obtained to a customer’s data, to our data, or to our information technology systems, we may incur significant legal and financial exposure and liabilities.

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

Cyber-attacks and other malicious internet-based activities continue to increase. In response to the COVID-19 pandemic, our expanded reliance on remote access to our information systems has further increased our exposure to potential cybersecurity breaches.  As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. If any of these events occur, our or our customers’ and vendors’ information could be accessed or disclosed improperly. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to choose to purchase from our competitors, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

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

The market price of our common stock has fluctuated widely. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;
•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;
•	market conditions in the semiconductor and other industries into which we sell products;
•	general economic conditions;
•	political changes, hostilities or natural disasters such as hurricanes and floods;
•	the impact of the COVID-19 pandemic, or other future infectious disease pandemics, on the global economy and on our customers, suppliers, employees, and business
•	low trading volume of our common stock; and
•	the number of firms making a market in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following the Merger, the Company assumed the share repurchase authorization previously approved by the former Nanometrics Board of Directors.  This share repurchase authorization allows for the Company to purchase up to $80.0 million worth of shares of its common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions.  During the three months ended March 28, 2020, we repurchased 1.3 million shares of common stock under this repurchase authorization.  At March 28, 2020, there was $46.4 million available for future share repurchases.  For further information, see Note 17. Share Repurchase Authorization and Note 2. Business Combinations in the accompanying Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three months ended March 28, 2020, we withheld 43 thousand shares through net share settlements.  For the three months ended March 28, 2020, net share settlements cost $1.7 million. Please refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended March 28, 2020 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2020 - January 25, 2020	3	$40.14	—	$80,000
January 26, 2020 - February 22, 2020	21	39.25	—	$80,000
February 23, 2020 - March 28, 2020	1,269	26.99	1,250	$46,386
Three months ended March 28, 2020	1,293	$27.22	1,250	$46,386

[1] Includes shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Onto Innovation Inc., dated October 25, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on October 28, 2019 (File No. 001-39110).

3.2

Amended and Restated Bylaws of Onto Innovation Inc., dated January 22, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on January 27, 2020 (File No. 001-39110).

31.1*	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Plisinski, Chief Executive Officer of Onto Innovation Inc.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Onto Innovation Inc.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	May 5, 2020	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 5, 2020	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer