Form 10-Q
period 2020-06-27
Onto Innovation Inc.
filed 2020-08-05
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2020

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

The number of outstanding shares of the Registrant’s Common Stock on July 16, 2020 was 48,815,391.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Revenue	$134,948	$61,511	$274,876	$122,403
Cost of revenue	63,363	29,600	140,660	58,473
Gross profit	71,585	31,911	134,216	63,930
Operating expenses:
Research and development	22,167	10,659	43,094	21,199
Sales and marketing	11,869	5,798	24,940	10,524
General and administrative	15,916	9,649	36,063	18,407
Amortization	13,703	387	27,435	774
Total operating expenses	63,655	26,493	131,532	50,904
Operating income	7,930	5,418	2,684	13,026
Interest income, net	686	860	1,896	1,666
Other (expense) income, net	(1,198)	(157)	(1,166)	224
Income before provision for income taxes	7,418	6,121	3,414	14,916
Provision (benefit) for income taxes	(6)	595	394	1,814
Net income	$7,424	$5,526	$3,020	$13,102
Earnings per share:
Basic	$0.15	$0.22	$0.06	$0.52
Diluted	$0.15	$0.22	$0.06	$0.52
Weighted average shares outstanding:
Basic	48,736	25,032	49,417	24,977
Diluted	49,014	25,250	49,782	25,227

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Net income	$7,424	$5,526	$3,020	$13,102
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale marketable securities	795	114	269	209
Change in currency translation adjustments	2,495	316	264	(202)
Other comprehensive income	3,290	430	533	7
Total comprehensive income	$10,714	$5,956	$3,553	$13,109

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 27, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$129,388	$130,673
Marketable securities	182,673	189,563
Accounts receivable, less allowance of $1,665 and $1,247	137,529	123,656
Inventories, net	171,836	176,134
Prepaid expenses and other current assets	23,486	21,638
Total current assets	644,912	641,664
Property, plant and equipment, net	95,517	98,420
Goodwill	307,626	307,148
Identifiable intangible assets, net	344,569	371,953
Deferred income taxes	1,285	1,456
Other assets	22,863	27,939
Total assets	$1,416,772	$1,448,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,318	$27,738
Accrued liabilities	35,131	26,204
Deferred revenue	15,656	12,629
Other current liabilities	13,610	19,172
Total current liabilities	98,715	85,743
Deferred and other tax liabilities	66,271	67,040
Other non-current liabilities	30,577	31,771
Total liabilities	195,563	184,554
Commitments and contingencies
Stockholders’ equity:
Common stock	49	50
Additional paid-in capital	1,223,068	1,269,437
Accumulated other comprehensive loss	(65)	(598)
Accumulated deficit	(1,843)	(4,863)
Total stockholders’ equity	1,221,209	1,264,026
Total liabilities and stockholders’ equity	$1,416,772	$1,448,580

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27,	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,020	$13,102
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	27,435	774
Depreciation	6,240	2,363
Share-based compensation	8,730	3,836
Acquired inventory step-up amortization	10,173	—
Provision for doubtful accounts and inventory valuation	3,108	1,003
Other, net	1,102	(222)
Changes in operating assets and liabilities	(12,937)	(11,066)
Net cash and cash equivalents provided by operating activities	46,871	9,790
Cash flows from investing activities:
Purchases of marketable securities	(140,364)	(38,227)
Proceeds from sales of marketable securities	147,473	33,186
Cash received from convertible note receivable	2,848	—
Purchases of property, plant and equipment	(2,609)	(2,654)
Net cash and cash equivalents provided by (used in) investing activities	7,348	(7,695)
Cash flows from financing activities:
Purchase of common stock	(52,000)	(744)
Tax payments related to shares withheld for share-based compensation plans	(3,279)	(749)
Payment of contingent consideration for acquired business	(435)	(1,121)
Issuance of shares through share-based compensation plans	179	160
Net cash and cash equivalents used in financing activities	(55,535)	(2,454)
Effect of exchange rate changes on cash and cash equivalents	31	(71)
Net decrease in cash and cash equivalents	(1,285)	(430)
Cash and cash equivalents at beginning of period	130,673	112,388
Cash and cash equivalents at end of period	$129,388	$111,958

Supplemental disclosure of cash flow information:
Income taxes paid	$3,463	$209

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026
Issuance of shares through share-based compensation plans, net	240	—	164	—	—	164
Repurchase of common stock	(1,250)	(1)	(33,613)	—	—	(33,614)
Net loss	—	—	—	—	(4,404)	(4,404)
Share-based compensation	—	—	3,955	—	—	3,955
Share-based compensation plan withholdings	(42)	—	(1,565)	—	—	(1,565)
Currency translation	—	—	—	(2,231)	—	(2,231)
Unrealized loss on investments	—	—	—	(526)	—	(526)
Balance at March 28, 2020	49,132	$49	$1,238,378	$(3,355)	$(9,267)	$1,225,805
Issuance of shares through share-based compensation plans, net	279	—	15	—	—	15
Repurchase of common stock	(632)	—	(18,385)	—	—	(18,385)
Net income	—	—	—	—	7,424	7,424
Share-based compensation	—	—	4,775	—	—	4,775
Share-based compensation plan withholdings	(55)	—	(1,715)	—	—	(1,715)
Currency translation	—	—	—	2,495	—	2,495
Unrealized gain on investments	—	—	—	795	—	795
Balance at June 27, 2020	48,724	$49	$1,223,068	$(65)	$(1,843)	$1,221,209

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2018	24,855	$31	$369,893	$(1,263)	$(6,773)	$361,888
Issuance of shares through share-based compensation plans, net	83	—	—	—	—	—
Repurchase of common stock	(30)	—	(744)	—	—	(744)
Net income	—	—	—	—	7,576	7,576
Share-based compensation	—	—	2,163	—	—	2,163
Share-based compensation plan withholdings	(22)	—	(598)	—	—	(598)
Currency translation	—	—	—	(518)	—	(518)
Unrealized gain on investments	—	—	—	95	—	95
Balance at March 31, 2019	24,886	$31	$370,714	$(1,686)	$803	$369,862
Issuance of shares through share-based compensation plans, net	143	—	160	—	—	160
Net income	—	—	—	—	5,526	5,526
Share-based compensation	—	—	1,673	—	—	1,673
Share-based compensation plan withholdings	(5)	—	(151)	—	—	(151)
Currency translation	—	—	—	316	—	316
Unrealized gain on investments	—	—	—	114	—	114
Balance at June 30, 2019	25,024	$31	$372,396	$(1,256)	$6,329	$377,500

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (the “Company,” or “Onto”, “we”, “our”, or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and six months ended June 27, 2020 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020.  The accompanying Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements included in the 2019 Form 10-K.

As further discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”) completed a merger effective October 25, 2019 (the “Merger”).  Upon consummation of the Merger, the combined company was renamed Onto Innovation Inc.  The Merger was accounted for as a reverse acquisition where Rudolph was the accounting acquirer and Nanometrics was the legal acquirer in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”.  Accordingly, Rudolph’s historical results of operations replaced the Nanometrics historical results of operations for all periods prior to the Merger.  Specifically, the accompanying Condensed Consolidated Financial Statements for all periods prior to the Merger are those of Rudolph and for the period after the Merger, also include Nanometrics.  The Condensed Consolidated Financial Statements reflect the assets and liabilities of Rudolph at historical cost basis and the assets and liabilities of Nanometrics are reflected at fair value under the acquisition method.  While Rudolph applied the acquisition method of accounting to Nanometrics, the legal capital in the current and prior periods has been retroactively adjusted to reflect the legal capital of Nanometrics.  Accordingly, earnings per share has been retroactively restated for periods prior to the merger date.

On February 28, 2020, the Company’s Board of Directors determined it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The change is intended to align the Company’s fiscal periods more closely with industry peers and improve comparability. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change affects the prior year comparability of the Company’s fiscal quarters in 2020 and results in shifts in the quarterly periods, which has not had, and is not expected to have, a material impact on quarterly financial results. The second fiscal quarter of 2020 began on March 29, 2020 and ended June 27, 2020 and is referred to throughout this Quarterly Report on Form 10-Q as the “three months ended June 27, 2020” or the “second quarter of 2020.”  The Company’s current fiscal year will end on December 26, 2020.

Reclassifications

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management that are evaluated on an ongoing basis include the allowances for doubtful accounts and convertible notes receivable, excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves and share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, assets and stock awards associated with various contractual arrangements. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

The Company also assessed the impacts of COVID-19 on the above accounting matters as of June 27, 2020 and through the date of this report. While there was not a material impact as of and for the quarter ended June 27, 2020, future actual magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to its condensed consolidated financial statements in future reporting periods.

Recent Accounting Pronouncements

Recently Adopted

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the Financial Accounting Standard Board’s (“FASB”) larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU No. 2018-13 modifies required fair value disclosures related primarily to Level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU No. 2018-13 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

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

NOTE 2. Business Combination

Rudolph and Nanometrics completed the Merger effective October 25, 2019.  The Company accounted for the Merger as a reverse acquisition, using the acquisition method of accounting in accordance with U.S. GAAP, with Rudolph being treated as the accounting acquiring entity.  The acquired assets and liabilities of Nanometrics were recorded at their respective fair values including an amount for goodwill, which represents the purchase price paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed, and is attributable primarily to expected synergies, economies of scale and the assembled workforce of Nanometrics.

The following table summarizes the preliminary allocation of the total purchase consideration to the initial estimated fair values of the assets acquired and liabilities assumed as of October 25, 2019, as well as adjustments aggregating $0 and $478 to other non-current liabilities during the three and six months ended June 27, 2020:

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 27, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 27, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$64,599	$—	$64,599	$—
U.S. treasury securities	4,996	4,996	—	—
Asset-backed securities	15,557	—	15,557	—
Certificates of deposit	35,799	—	35,799	—
Commercial paper	26,491	—	26,491	—
Corporate bonds	35,231	—	35,231	—
Total assets	$182,673	$4,996	$177,677	$—
Liabilities:
Contingent consideration - acquisitions	$134	$—	$—	$134
Foreign currency forward contracts	139	—	139	—
Total liabilities	$273	$—	$139	$134

December 31, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$81,108	$—	$81,108	$—
Asset-backed securities	10,779	—	10,779	—
Certificates of deposit	30,507	—	30,507	—
Commercial paper	30,708	—	30,708	—
Corporate bonds	36,461	—	36,461	—
Foreign currency forward contracts	120	—	120	—
Total assets	$189,683	$—	$189,683	$—
Liabilities:
Contingent consideration - acquisitions	$569	$—	$—	$569
Total liabilities	$569	$—	$—	$569

The Company’s available-for-sale debt securities classified as Level 1 are based on quoted prices that are available in active markets.  The U.S. Treasury securities are measured based on quoted market prices.

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

 Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates.

This table presents a reconciliation of the Contingent consideration - acquisitions liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 27, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$569
Additions	—
Payments	(435)
Transfer into (out of) Level 3	—
Balance at June 27, 2020	$134

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

NOTE 4. Marketable Securities

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale.  The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations. The Company records other-than-temporary impairment charges for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at June 27, 2020 and December 31, 2019 are temporary in nature.  The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment.  Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At June 27, 2020 and December 31, 2019, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 27, 2020
Municipal notes and bonds	$64,366	$235	$2	$64,599
U.S. treasury securities	4,996	—	—	4,996
Asset-backed securities	15,479	78	—	15,557
Certificates of deposit	35,798	18	17	35,799
Commercial paper	26,474	19	2	26,491
Corporate bonds	35,022	211	2	35,231
Total marketable securities	$182,135	$561	$23	$182,673
December 31, 2019
Municipal notes and bonds	$80,926	$188	$6	$81,108
Asset-backed securities	10,767	12	—	10,779
Certificates of deposit	30,500	7	—	30,507
Commercial paper	30,707	1	—	30,708
Corporate bonds	36,409	52	—	36,461
Total marketable securities	$189,309	$260	$6	$189,563

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at June 27, 2020 and December 31, 2019:

	June 27, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$144,394	$144,797	$152,649	$152,852
Due after one through five years	37,741	37,876	36,660	36,711
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$182,135	$182,673	$189,309	$189,563

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at June 27, 2020 and December 31, 2019:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 27, 2020
Municipal notes and bonds	$7,280	$2	$—	$—
Asset-backed securities	3,049	1	—	—
Certificates of deposit	14,983	17	—	—
Commercial paper	5,498	1	—	—
Corporate bonds	4,277	2	—	—
Total	$35,087	$23	$—	$—
December 31, 2019
Municipal notes and bonds	$14,166	$6	$—	$—
Total	$14,166	$6	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 27, 2020 and December 31, 2019, these contracts included the future sale of British Pound, European Euro, Israeli Shekel, Japanese Yen, Korean Won, Singapore Dollar, Taiwanese Dollar,

and Chinese Yuan Renminbi to purchase U.S. Dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 27, 2020 and December 31, 2019 were as follows:

	June 27, 2020	December 31, 2019
Notional amount	$32,346	$38,887
Fair value of (liability) asset	$(139)	$120

NOTE 6. Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2019	$307,148
Goodwill adjustments (Note 2)	478
Balance at June 27, 2020	$307,626

Purchased intangible assets as of June 27, 2020 and December 31, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 27, 2020
Finite-lived intangibles:
Developed technology	$326,777	$89,396	$237,381
Customer and distributor relationships	69,261	16,388	52,873
Trademarks and trade names	12,461	4,746	7,715
Total finite-lived intangible assets	408,499	110,530	297,969
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,099	$110,530	$344,569
December 31, 2019
Finite-lived intangibles:
Developed technology	$326,726	$67,861	$258,865
Customer and distributor relationships	69,261	11,078	58,183
Trademarks and trade names	12,461	4,156	8,305
Total finite-lived intangible assets	408,448	83,095	325,353
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,048	$83,095	$371,953

Intangible assets amortization expenses for the three and six months ended June 27, 2020 were $13,703 and $27,435, respectively.  For the three and six month periods ended June 30, 2019, intangible assets amortization expenses were $387 and $774, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses for the remainder of fiscal 2020 are $26,309, and for each of the next five fiscal years estimated amortization expenses are $48,014 for 2021, $47,615 for 2022, $47,140 for 2023, $41,455 for 2024, and $24,905 for 2025.

NOTE 7. Convertible Notes Receivable

On May 31, 2018, the Company entered into a convertible note agreement with Simax Precision Technologies Limited (“the borrower”), which allowed them to borrow up to $15,000 in multiple promissory notes with an interest rate of 4.25% per annum payable on a semi-annual basis.  The Company expected to be a supplier of lithography modules to Simax, which is used in the manufacture, sale and service of lithography systems.  At December 31, 2019, the Company had $3,000, net of allowance, in outstanding convertible notes receivable with the borrower.

The Company and the borrower entered into a settlement agreement to end their relationship as it pertains to this convertible note agreement.  The Company agreed to the settlement amount of $2,848, which was paid in April 2020.

NOTE 8. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	June 27, 2020	December 31, 2019
Materials	$114,172	$108,492
Work-in-process	35,738	42,694
Finished goods	21,926	24,948
Total inventories, net	$171,836	$176,134

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	June 27, 2020	December 31, 2019
Land and building	$46,929	$47,222
Machinery and equipment	57,441	56,504
Furniture and fixtures	4,164	3,968
Computer equipment and software	16,758	15,770
Leasehold improvements	13,231	13,069
	138,523	136,533
Accumulated depreciation	(43,006)	(38,113)
Total property, plant and equipment, net	$95,517	$98,420

Other assets

Other assets is comprised of the following:

	June 27, 2020	December 31, 2019
Convertible notes receivable, net of allowance of $2,000 at December 31, 2019	$—	$3,000
Operating lease right-of-use assets	21,330	23,588
Other	1,533	1,351
Total other assets	$22,863	$27,939

Accrued liabilities

Accrued liabilities is comprised of the following:

	June 27, 2020	December 31, 2019
Payroll and related expenses	$28,132	$19,365
Warranty	6,367	6,348
Other	632	491
Total accrued liabilities	$35,131	$26,204

Other current liabilities

Other current liabilities is comprised of the following:

	June 27, 2020	December 31, 2019
Contingent consideration - acquisitions	$134	$569
Income tax payable	217	2,783
Current operating lease obligations	4,603	4,906
Customer deposits	671	1,994
Accrued inventory	1,943	1,614
Accrued professional fees	890	1,520
Other	5,152	5,786
Total other current liabilities	$13,610	$19,172

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	June 27, 2020	December 31, 2019
Unrecognized tax benefits (including interest)	$6,535	$6,384
Non-current operating lease obligations	18,149	19,970
Deferred revenue	2,238	2,464
Other	3,655	2,953
Total other non-current liabilities	$30,577	$31,771

NOTE 9. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. The Company sold $6,357 of receivables during the three months ended June 27, 2020. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at June 27, 2020.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended
	June 27,	June 30,
	2020	2019
Balance, beginning of the period	$6,348	$2,441
Accruals	2,794	1,390
Usage	(2,327)	(1,688)
Balance, end of the period	$6,815	$2,143

Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the caption “Accrued liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material developments with regard to the Company’s pending material legal proceedings.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. Nanometrics’ complaint was later removed by OSI to the Northern District of California.  On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint.  On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim.  Nanometrics’ motion to dismiss was heard on February 28, 2019.  On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger.  Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019.  On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020.  On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020.  On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend.  Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint.  Trial has been set for May 16, 2022.  At this time, the Company does not anticipate the outcome of this matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of June 27, 2020 was approximately $75.6 million with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 10. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Point-in-time	$131,796	$57,308	$265,541	$113,899
Over-time	3,152	4,203	9,335	8,504
Total revenue	$134,948	$61,511	$274,876	$122,403

See Note 16 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Balance, beginning of the period	$18,032	$8,687	$15,093	$8,080
Deferral of revenue	8,818	6,130	23,252	11,631
Recognition of deferred revenue	(8,956)	(5,468)	(20,451)	(10,362)
Balance, end of the period	$17,894	$9,349	$17,894	$9,349

NOTE 11. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the six months ended June 27, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,107	$28.89
Granted	483	$34.68
Vested	(448)	$29.18
Forfeited	(92)	$29.12
Nonvested at June 27, 2020	1,050	$31.30

As of June 27, 2020 and December 31, 2019, there was $27,558 and $22,230 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.1 years and 1.9 years for each of the respective periods.

NOTE 12. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Foreign currency exchange gains (losses), net	$(1,271)	$(159)	$(1,305)	$222
Other	73	2	139	2
Total other (expense) income, net	$(1,198)	$(157)	$(1,166)	$224

NOTE 13. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Income before income taxes	$7,418	$6,121	$3,414	$14,916
Provision (benefit) for income taxes	$(6)	$595	$394	$1,814
Effective tax rate	(0%)	10%	12%	12%

The income tax provision for the six months ended June 27, 2020 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three and six months ended June 27, 2020 as compared to the three and six months ended June 30, 2019 are primarily due to (i) changes in forecasted earnings, (ii) computed research and development credits on forecasted earnings levels, and (iii) the Foreign Derived Intangible Income (“FDII”) deduction on forecasted earnings levels, and (iv) a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary offset by a one-time benefit related to the filings of the Company’s 2019 foreign income tax returns.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $14,143 and $14,160 as of June 27, 2020 and December 31, 2019, respectively.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These changes did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

NOTE 14. Earnings Per Share

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

The following table sets forth the weighted average number of restricted stock units that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Restricted stock units	52	52	59	110
Total	52	52	59	110

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Numerator:
Net income	$7,424	$5,526	$3,020	$13,102
Denominator:
Basic earnings per share - weighted average shares outstanding	48,736	25,032	49,417	24,977
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	278	218	365	250
Diluted earnings per share - weighted average shares outstanding	49,014	25,250	49,782	25,227
Earnings per share:
Basic	$0.15	$0.22	$0.06	$0.52
Diluted	$0.15	$0.22	$0.06	$0.52

NOTE 15. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax at June 27, 2020, as well as the activity for the six months ended June 27, 2020, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Net Unrealized Gain (Loss) on Available-For-Sale Marketable Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(564)	$(34)	$(598)
Net current period other comprehensive gain	264	269	533
Reclassifications	—	—	—
Balance at June 27, 2020	$(300)	$235	$(65)

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

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 27,		June 30,		June 27,		June 30,
	2020		2019		2020		2019
Systems and software	$108,247	80%	$51,612	84%	$222,577	81%	$101,421	83%
Parts	16,329	12%	7,073	11%	29,904	11%	15,150	12%
Services	10,372	8%	2,826	5%	22,395	8%	5,832	5%
Total revenue	$134,948	100%	$61,511	100%	$274,876	100%	$122,403	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Revenue from third parties:
United States	$22,378	$8,932	$42,026	$18,063
Taiwan	31,997	7,111	67,178	18,142
Japan	13,908	3,427	28,935	7,367
China	27,001	24,177	58,384	40,221
South Korea	22,964	10,775	43,721	21,546
Singapore	6,338	1,596	8,928	3,612
Other Asia	273	1,047	546	2,039
Germany	2,510	674	8,592	2,524
Other Europe	7,579	3,772	16,566	8,889
Total revenue	$134,948	$61,511	$274,876	$122,403

The following customers accounted for more than 10% of total revenue for the indicated periods:

	Six Months Ended
	June 27,	June 30,
	2020	2019
Customer A	18.2%	3.7%
Customer B	17.3%	6.9%
Customer C	7.1%	24.6%

NOTE 17. Share Repurchase Authorization

Following the Merger, the Company assumed the share repurchase authorization previously approved by the former Nanometrics Board of Directors.  This share repurchase authorization allows for the Company to purchase up to $80,000 worth of shares of its common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions.  Share repurchases during the three and six months ended June 27, 2020 were made under this repurchase authorization and at June 27, 2020, there was $28,000 available for future share repurchases.  During the six months ended June 30, 2019, share repurchases were made under a legacy Rudolph share repurchase authorization which was terminated on October 25, 2019 due to closing of the Merger.  See Note 2 for additional information regarding the Merger.

The following table summarizes the Company’s share repurchases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27,	June 30,	June 27,	June 30,
	2020	2019	2020	2019
Shares of common stock repurchased	632	—	1,882	30
Cost of shares repurchased	$18,385	$—	$52,000	$744
Average price paid per share	$29.08	$—	$27.62	$24.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of Onto Innovation Inc. (referred to in this Form 10-Q as the “Company,” or “Onto,” “we,” “our” or “us”) are forward-looking statements, including those concerning anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic, our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: effects of the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19, including impact on demand for our products, reductions in production levels, R&D activities, and qualification activities with our customers, increased costs, disruptions to our supply chain and a decrease in availability under our credit agreement; variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions; the ability to successfully integrate the businesses of Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”)promptly and effectively and to achieve the anticipated synergies and value-creation contemplated by the merger of Rudolph and Nanometrics consummated on October 25, 2019 (the “Merger”) within the expected time frame; unanticipated difficulties or expenditures relating to the Merger and integration of the Rudolph and Nanometrics businesses; the response of business partners and retention as a result of the Merger; the diversion of management time in connection with the integration; an increased litigation risk arising from the Merger and the outcome of any such litigation; and the “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and in Part II, Item 1A of this Form 10-Q. You should carefully review the cautionary statements and “Risk Factors” contained in the 2019 Form 10-K and in this Form 10-Q. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date that they are made, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Merger

On October 25, 2019,  the merger of Nanometrics with Rudolph was consummated and resulted in the combined company, which was renamed as Onto Innovation Inc. Onto accounts for the Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes. Because Rudolph is treated as the accounting acquirer in the Merger, the financial statements filed with this Form 10-Q include the financial results of Rudolph for all periods presented and the financial results of the former Nanometrics for the periods on or after October 26, 2019. As used in this Form 10-Q, the terms “Onto,” the “Company,” “we,” “us” or “our” refer to Onto Innovation Inc. and its consolidated subsidiaries, unless otherwise specified or suggested by the context.

Impact of COVID-19 on our Business

The spread of COVID-19 during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic. As of August 5, 2020, our operations have been impacted by our pandemic response, as described below, and the global nature of our workforce and our operations, but we have not experienced significant financial impact directly related to the pandemic.

We have prioritized the health and safety of our employees and customers in our pandemic response. As governmental authorities implement restrictions on commercial operations, we have continued to ensure compliance with these directives while also maintaining business continuity for our essential operations. We have a global workforce.  Although our manufacturing is conducted solely in the U.S., we maintain offices in the United States, South Korea, Japan, Taiwan, China, Singapore and Europe. Our operations at these offices are subject to various governmental directives and, as a result thereof, we have instituted a work-from-home policy for these employees to the extent practical.  Where our essential employees are required to continue to report to work to perform their responsibilities, we have implemented staggered shifts or otherwise adjusted work schedules to maximize our operating capacity while adhering to applicable restrictions, including recommended distancing between persons.  We have also provided our essential employees with appropriate protective equipment and have enhanced and increased cleanings at our facilities. At this time, we have not experienced any reduction in productivity, though we have incurred certain costs related to the implementation of these policies and practices.  We may take further actions that we determine to be in the best interests of our employees or as may be required by federal, state, or local authorities.

We cannot at this time predict the impact that the COVID-19 pandemic will have on our financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19-related changes. Disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 may pose risks to our business, results of operations and financial condition. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers.

To date the COVID-19 pandemic has disrupted the way that we conduct business, but has not had a material adverse impact on our operations.  However, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Trade tensions between the United States and China may escalate as a result of COVID-19 or otherwise and could result in the imposition of additional tariffs, trade restrictions or policy changes, any of which could increase costs of our product components and pricing of, and consumer demand for, our products, which could have a negative effect on our results of operations.

Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact on our future operations, the COVID-19 pandemic could have a material adverse impact on our consolidated business, results of operations and financial condition. For a discussion of certain risks related to COVID-19 and the international nature of our business and our operations, see Part II, Item 1A – Risk Factors of this Form 10-Q, Part II, Item 1A – Risk Factors of our Q1 2020 Form 10-Q and Part I, Item 1A of our 2019 Form 10-K..

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

For more information, please see our critical accounting policies as previously disclosed in our 2019 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  For the six months ended June 27, 2020 and for the years ended December 31, 2019, 2018 and 2017, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 55.1%, 42.7%, 18.3%, and 27.2% of our revenue, respectively.

Results of Operations for the Three and Six Months Ended June 27, 2020 and June 30, 2019

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $134.9 million increased 119.4% for the three months ended June 27, 2020 as compared to the same period in 2019, in which revenue totaled $61.5 million.  For the six month periods ended June 30, 2020 and 2019, our revenue totaled $274.9 million and $122.4 million, respectively, representing a year-over-year increase of 124.6%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	June 27,		June 30,		June 27,		June 30,
	2020		2019		2020		2019
Systems and software	$108,247	80%	$51,612	84%	$222,577	81%	$101,421	83%
Parts	16,329	12%	7,073	11%	29,904	11%	15,150	12%
Services	10,372	8%	2,826	5%	22,395	8%	5,832	5%
Total revenue	$134,948	100%	$61,511	100%	$274,876	100%	$122,403	100%

Total systems and software revenue increased $121.2 million for the six months ended June 27, 2020 as compared to the six months ended June 30, 2019 primarily due to the inclusion of revenue from legacy Nanometrics for the first half of 2020.  The year-over-year change in systems revenue was primarily due to the inclusion of $116.4 million of revenue from legacy Nanometrics for the period.  The year-over-year increase in parts and services revenue in absolute dollars from the six months ended June 30, 2019 to the six months ended June 27, 2020 was primarily due to the inclusion of $31.1 million of parts and service revenue from legacy Nanometrics for the period.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $71.6 million and $134.2 million for the three and six months ended June 27, 2020, respectively, as compared to $31.9 million and $63.9 million for the three and six months ended June 30, 2019, respectively.  Our gross profit represented 53.0% and 48.8% of our revenue for the three and six months ended June 27, 2020, respectively, and 51.9% and 52.2% for the three and six months ended June 30, 2019, respectively.  The decrease in gross profit as a percentage of revenue for the six months ended June 27, 2020, as compared to the six months ended June 30, 2019, is primarily due charges to cost of goods sold of $10.2 million for the sale of inventory written-up to fair value upon the Merger.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. The process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $22.2 million and $43.1 million for the three and six months ended June 27, 2020, respectively, as compared to $10.7 million and $21.2 million for the three and six months ended June 30, 2019, respectively.  The year-over-year dollar increase from the 2019 period to the 2020 period was primarily due to the inclusion in the 2020 period of $23.1 million in research and development expense of legacy Nanometrics resulting from the Merger.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  Our sales and marketing expenses were $11.9 million and $24.9 million for the three and six months ended June 27, 2020, respectively, as compared to $5.8 million and $10.5 million for the three and six months ended June 30, 2019, respectively.  The year-over-year dollar increase in sales and marketing expenses from the 2019 period to the 2020 period was primarily due to the inclusion in the 2020 period of $16.0 million in sales and marketing expenses of legacy Nanometrics resulting from the Merger.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $15.9 million and $36.1 million for the three and six months ended June 27, 2020, respectively, as compared to $9.6 million and $18.4 million for the three and six months ended June 30, 2019, respectively.  The year-over-year dollar increase in general and administrative expenses from the 2019 period to the 2020 period was primarily due to the inclusion in the 2020 period of $17.9 million in general and administrative expenses of legacy Nanometrics resulting from the Merger.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $13.7 million and $27.4 million for the three and six months ended June 27, 2020, respectively, as compared to $0.4 million and $0.8 million for the same periods in 2019.  The year-over-year increase in amortization expense from the 2019 period to the 2020 period was due to additional amortization recorded in the 2020 period associated with additional purchased intangible assets recorded as a result of the Merger.

Interest income, net.  Net interest income was $0.7 million and $1.9 million for the three and six months ended June 27, 2020, respectively, as compared to $0.9 million and $1.7 million for the same periods in 2019.  The decrease in interest income for the three months ended June 27, 2020 as compared to the three months ended June 30, 2020 was primarily due to lower interest rates in the 2020 period.  The increase in net interest income for the six months ended June 27, 2020 as compared to the six months ended June 30, 2019 was due to interest earned on our marketable securities and additional interest income on a higher marketable securities balance following the Merger.

Income Taxes. We recorded an income tax benefit of $6 thousand and income tax provision of $0.4 million for the three and six months ended June 27, 2020 respectively, as compared to income tax provision of $0.6 million and $1.8 million for the same periods in 2019.  Our effective tax rate of 12% differs from the statutory rate of 21% for the six months ended June 27, 2020 primarily due to computed research and development credits on forecasted earning levels, the deduction related to foreign derived intangible income (FDII), as well as a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary, offset by a one-time benefit related to the filings of our 2019 foreign income tax returns.  Our effective tax rate of (0.1%) differs from the statutory rate of 21% for the three months ended June 27, 2020 primarily due to  computed research and development credits on forecasted earning levels, the deduction related to foreign derived intangible income (FDII), as well as a one-time benefit related to the filings of our 2019 foreign income tax returns.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  These changes did not have a material impact on our consolidated financial position, results of operations, and cash flows.

Liquidity and Capital Resources

At June 27, 2020, we had $312.1 million of cash, cash equivalents and marketable securities and $546.2 million in working capital.  At December 31, 2019, we had $320.2 million of cash, cash equivalents and marketable securities and $555.9 million in working capital.

Operating activities provided $46.9 million in net cash and cash equivalents for the six months ended June 27, 2020.  The net cash and cash equivalents provided by operating activities during the six months ended June 27, 2020 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $59.8 million, partially offset by a decrease in cash provided from operating assets and liabilities of $12.9 million.  Operating activities provided $9.8 million in net cash and cash equivalents for the six months ended June 30, 2019.  The net cash and cash equivalents provided by operating activities during the six months ended June 30, 2019 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $20.9 million, partially offset by a decrease in cash provided from operating assets and liabilities of $11.1 million.

Investing activities provided net cash and cash equivalents of $7.3 million during the six months ended June 27, 2020 through proceeds from sales of marketable securities of $147.5 million and cash received from convertible note receivable of $2.8 million, partially offset by purchases of marketable securities of $140.4 million and capital expenditures of $2.6 million.  Net cash and cash equivalents of $7.7 million were used in investing activities during the six months ended June 30, 2019 primarily for the purchases of marketable securities of $38.2 million and capital expenditures of $2.7 million, offset by proceeds from sales of marketable securities of $33.2 million.

Net cash and cash equivalents used in financing activities during the six months ended June 27, 2020 of $55.5 million resulted from the purchase of shares of our common stock under a share repurchase authorizations of $52.0 million, tax payments related to shares withheld for share-based compensation plans of $3.3 million and payment of contingent consideration for acquired business of $0.4 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.2 million.  For the six months ended June 30, 2019, financing activities used $2.5 million, which resulted from payment of contingent consideration for acquired business of $1.1 million,  the purchase of shares of our common stock under Rudolph’s previous share repurchase authorizations of $0.7 million and tax payments related to shares withheld for share-based compensation plans of $0.7 million, partially offset by proceeds from sales of shares through share based compensation plans of $0.2 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Following the Merger, we assumed the share repurchase authorization approved on March 14, 2019 by the former Nanometrics Board of Directors.  This share repurchase authorization allows us to purchase up to $80.0 million worth of shares of our common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions.  During the three and six months ended June 27, 2020, we repurchased 0.6 million and 1.9 million shares of common stock under this repurchase authorization and those shares were subsequently retired.  At June 27, 2020, there was $28.0 million available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of June 27, 2020, the available line of credit was approximately $75.6 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. In addition, although the ultimate impact of the recent COVID-19 pandemic on our future results remains uncertain, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. Market conditions due to the COVID-19 pandemic may have an impact on our ability to access such additional funding. Our borrowing capacity under our existing line of credit is tied to the value of eligible securities held at the time of borrowing, which may be negatively impacted by market conditions due to COVID-19 and government responses thereto. In addition, a reduction in or volatility with respect to our stock price or the general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 27, 2020, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a decrease of $1.1 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

To manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we enter into foreign currency forward exchange contracts to protect against a portion of our currency exchange risks associated with existing assets and liabilities. While a substantial portion of our systems and software sales are denominated in U.S. Dollars and have relatively little exposure to foreign currency exchange risk with respect to these sales, substantially all of our sales in Japan are denominated in Japanese Yen. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized under the caption “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations for each reporting period in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded under the caption “Other current liabilities” or “Prepaids and other current assets” on the Condensed Consolidated Balance Sheets. As of June 27, 2020, we had nine outstanding forward contracts with a total notional contract value of $32.3 million. We do not use derivative financial instruments for trading or speculative purposes.

The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore and in several countries in Europe. Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date resulting in transaction gains or losses. The intercompany balance exposed to foreign currency risk, as of June 27, 2020 was approximately $42.0 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $0.2 million in foreign currency exchange gains (losses) which would be recorded as non-operating expense under the caption “Other (expense) income, net” in our Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and consolidated financial condition.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.  These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to exercise judgment in evaluating its controls and procedures.

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

In accordance with the SEC’s published guidance, because the Merger closed in the fourth quarter of the year ended December 31, 2019, management excluded Nanometrics from its evaluation of disclosure controls and procedures as of June 27, 2020. Legacy Nanometrics constituted 27% of total assets as of June 27, 2020 and 54% of revenue for the six months then ended.

Conclusions

As of June 27, 2020, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

In October 2019, we completed the merger with Nanometrics which operated under its own set of systems and internal controls. During the six months ended June 27, 2020, we continue to integrate Nanometrics into our financial reporting processes and procedures and internal control over financial reporting and we expect the integration to continue throughout the remainder of 2020. In addition, in January 2020, we implemented a new enterprise resource planning (“ERP”) system in our domestic legacy Rudolph business to provide better support for our changing business needs and plans for future growth.  As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented certain new controls relating to the ERP system. We will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than noted above, there have been no additional changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to Part I, Item 3, “Legal Proceedings” in our 2019 Form 10-K and Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements filed therewith, as updated in Note 9, “Commitments and Contingencies,”  to the accompanying Notes to the Condensed Consolidated Financial Statements.

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

We are in the process of implementing a world-wide new enterprise resource planning (“ERP”) system, and problems with the design or implementation of this ERP system could interfere with our business and operations.

We are currently engaged in a multi-year process of conforming all our operations to one global enterprise resource planning (“ERP”) system. The ERP system is designed to accurately maintain the Company’s books and records and enhance the speed and quality of information provided to our management team for use in the operation and management of our business.  The Company’s ERP transition has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP transition without experiencing delays, increased costs and other difficulties. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company’s ability to operate successfully and efficiently, including timely and accurate SEC filings. If we are unable to successfully implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following the Merger, the Company assumed the share repurchase authorization previously approved by the former Nanometrics Board of Directors, that was announced on May 1, 2019.  This share repurchase authorization allows for the Company to purchase up to $80.0 million worth of shares of its common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions with no specified end date.  During the three and six months ended June 27, 2020, we repurchased 632 thousand and 1.9 million shares of common stock under this repurchase authorization.  At June 27, 2020, there was $28.0 million available for future share repurchases.  For further information, see Note 2, “Business Combinations” and Note 17, “Share Repurchase Authorization” in the accompanying Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of common stock to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and six months ended June 27, 2020, we withheld 55 thousand and 98 thousand shares through net share settlements.  For the three and six months ended June 27, 2020, net share settlements cost $1.7 million and $3.3 million, respectively. Please refer to Note 11, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended June 27, 2020 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
March 29, 2020 - April 28, 2020	639	$29.10	632	$28,000
April 29, 2020 - May 28, 2020	—	—	—	$28,000
May 29, 2020 - June 27, 2020	49	$31.07		$28,000
Three months ended June 27, 2020	688	$29.24	632	$28,000

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

10.1	Onto Innovation Inc. Amended 2020 Employee Stock Purchase Plan

10.2+

Onto Innovation Inc. 2020 Stock Plan and forms of restricted stock units purchase agreements, performance stock unit purchase agreements and stock option agreements, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 14, 2020 (File No. 001-39110).

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

* Filed herewith.

**Furnished herewith.

+Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	August 4, 2020	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	August 4, 2020	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer