Form 10-Q
period 2020-09-26
ONTO INNOVATION INC.
filed 2020-11-02
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2020

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

The number of outstanding shares of the Registrant’s Common Stock on October 14, 2020 was 48,831,308.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Revenue	$126,492	$62,935	$401,368	$185,338
Cost of revenue	57,604	31,424	198,264	89,897
Gross profit	68,888	31,511	203,104	95,441
Operating expenses:
Research and development	19,678	10,455	62,772	31,654
Sales and marketing	11,924	5,090	36,864	15,614
General and administrative	14,358	10,289	50,421	28,696
Amortization	13,646	387	41,081	1,161
Total operating expenses	59,606	26,221	191,138	77,125
Operating income	9,282	5,290	11,966	18,316
Interest income, net	544	1,001	2,440	2,667
Other (expense) income, net	(899)	617	(2,065)	841
Income before provision for income taxes	8,927	6,908	12,341	21,824
Provision for income taxes	836	348	1,230	2,162
Net income	$8,091	$6,560	$11,111	$19,662
Earnings per share:
Basic	$0.17	$0.26	$0.23	$0.79
Diluted	$0.16	$0.26	$0.22	$0.78
Weighted average shares outstanding:
Basic	48,900	25,079	49,231	25,012
Diluted	49,131	25,305	49,551	25,254

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Net income	$8,091	$6,560	$11,111	$19,662
Other comprehensive income (loss), net of tax:
Change in net unrealized (losses) gains on available-for-sale marketable securities	(72)	—	197	209
Change in currency translation adjustments	1,803	(264)	2,067	(466)
Total other comprehensive income (loss), net of tax	1,731	(264)	2,264	(257)
Total comprehensive income	$9,822	$6,296	$13,375	$19,405

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 26, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$101,606	$130,673
Marketable securities	238,797	189,563
Accounts receivable, less allowance of $1,634 and $1,247	131,429	123,656
Inventories, net	184,981	176,134
Prepaid expenses and other current assets	19,908	21,638
Total current assets	676,721	641,664
Property, plant and equipment, net	92,716	98,420
Goodwill	307,626	307,148
Identifiable intangible assets, net	330,923	371,953
Deferred income taxes	1,292	1,456
Other assets	21,437	27,939
Total assets	$1,430,715	$1,448,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,486	$27,738
Accrued liabilities	31,063	26,204
Deferred revenue	15,871	12,629
Other current liabilities	12,811	19,172
Total current liabilities	97,231	85,743
Deferred and other tax liabilities	64,278	67,040
Other non-current liabilities	31,523	31,771
Total liabilities	193,032	184,554
Commitments and contingencies
Stockholders’ equity:
Common stock	49	50
Additional paid-in capital	1,229,720	1,269,437
Accumulated other comprehensive income (loss)	1,666	(598)
Retained earnings (accumulated deficit)	6,248	(4,863)
Total stockholders’ equity	1,237,683	1,264,026
Total liabilities and stockholders’ equity	$1,430,715	$1,448,580

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26,	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$11,111	$19,662
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	41,081	1,161
Depreciation	9,834	3,399
Foreign currency exchange loss (gain)	2,311	(774)
Share-based compensation	12,983	5,391
Acquired inventory step-up amortization	10,172	—
Provision for doubtful accounts and inventory valuation	5,437	1,921
Other, net	(1,765)	267
Changes in operating assets and liabilities	(18,305)	(6,127)
Net cash and cash equivalents provided by operating activities	72,859	24,900
Cash flows from investing activities:
Purchases of marketable securities	(250,928)	(52,945)
Proceeds from sales of marketable securities	201,764	62,231
Cash received from convertible note receivable	2,848	—
Purchases of property, plant and equipment	(3,391)	(4,201)
Net cash and cash equivalents (used in) provided by investing activities	(49,707)	5,085
Cash flows from financing activities:
Purchase of common stock	(52,000)	(744)
Tax payments related to shares withheld for share-based compensation plans	(3,546)	(750)
Payment of contingent consideration for acquired business	(435)	(1,121)
Issuance of shares through share-based compensation plans	2,845	283
Net cash and cash equivalents used in financing activities	(53,136)	(2,332)
Effect of exchange rate changes on cash and cash equivalents	917	(339)
Net (decrease) increase in cash and cash equivalents	(29,067)	27,314
Cash and cash equivalents at beginning of period	130,673	112,388
Cash and cash equivalents at end of period	$101,606	$139,702

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$4,562	$(4,067)

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026
Issuance of shares through share-based compensation plans, net	240	—	164	—	—	164
Repurchase of common stock	(1,250)	(1)	(33,613)	—	—	(33,614)
Net loss	—	—	—	—	(4,404)	(4,404)
Share-based compensation	—	—	3,955	—	—	3,955
Share-based compensation plan withholdings	(42)	—	(1,565)	—	—	(1,565)
Currency translation	—	—	—	(2,231)	—	(2,231)
Unrealized loss on investments	—	—	—	(526)	—	(526)
Balance at March 28, 2020	49,132	$49	$1,238,378	$(3,355)	$(9,267)	$1,225,805
Issuance of shares through share-based compensation plans, net	279	—	15	—	—	15
Repurchase of common stock	(632)	—	(18,385)	—	—	(18,385)
Net income	—	—	—	—	7,424	7,424
Share-based compensation	—	—	4,775	—	—	4,775
Share-based compensation plan withholdings	(55)	—	(1,715)	—	—	(1,715)
Currency translation	—	—	—	2,495	—	2,495
Unrealized gain on investments	—	—	—	795	—	795
Balance at June 27, 2020	48,724	$49	$1,223,068	$(65)	$(1,843)	$1,221,209
Issuance of shares through share-based compensation plans, net	116	—	2,665	—	—	2,665
Net income	—	—	—	—	8,091	8,091
Share-based compensation	—	—	4,253	—	—	4,253
Share-based compensation plan withholdings	(8)	—	(266)	—	—	(266)
Currency translation	—	—	—	1,803	—	1,803
Unrealized loss on investments	—	—	—	(72)	—	(72)
Balance at September 26, 2020	48,832	$49	$1,229,720	$1,666	$6,248	$1,237,683

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2018	24,855	$31	$369,893	$(1,263)	$(6,773)	$361,888
Issuance of shares through share-based compensation plans, net	83	—	—	—	—	—
Repurchase of common stock	(30)	—	(744)	—	—	(744)
Net income	—	—	—	—	7,576	7,576
Share-based compensation	—	—	2,163	—	—	2,163
Share-based compensation plan withholdings	(22)	—	(598)	—	—	(598)
Currency translation	—	—	—	(518)	—	(518)
Unrealized gain on investments	—	—	—	95	—	95
Balance at March 31, 2019	24,886	$31	$370,714	$(1,686)	$803	$369,862
Issuance of shares through share-based compensation plans, net	143	—	160	—	—	160
Net income	—	—	—	—	5,526	5,526
Share-based compensation	—	—	1,673	—	—	1,673
Share-based compensation plan withholdings	(5)	—	(151)	—	—	(151)
Currency translation	—	—	—	316	—	316
Unrealized gain on investments	—	—	—	114	—	114
Balance at June 30, 2019	25,024	$31	$372,396	$(1,256)	$6,329	$377,500
Issuance of shares through share-based compensation plans, net	1	—	123	—	—	123
Net income	—	—	—	—	6,560	6,560
Share-based compensation	—	—	1,555	—	—	1,555
Share-based compensation plan withholdings	—	—	(1)	—	—	(1)
Currency translation	—	—	—	(264)	—	(264)
Balance at September 30, 2019	25,025	$31	$374,073	$(1,520)	$12,889	$385,473

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc., together with its consolidated subsidiaries, unless otherwise specified or suggested by the context,  (the “Company,” or “Onto Innovation”, “we”, “our”, or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine months ended September 26, 2020 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020.  The accompanying Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements included in the 2019 Form 10-K.

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

On February 28, 2020, the Company’s Board of Directors determined it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The change is intended to align the Company’s fiscal periods more closely with industry peers and improve comparability. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change affects the prior year comparability of the Company’s fiscal quarters in 2020 and results in shifts in the quarterly periods, which has not had, and is not expected to have, a material impact on quarterly financial results. The third fiscal quarter of 2020 began on June 28, 2020 and ended September 26, 2020 and is referred to throughout this Quarterly Report on Form 10-Q as the “three months ended September 26, 2020” or the “third quarter of 2020.”  The Company’s current fiscal year will end on December 26, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management that are evaluated on an ongoing basis include the allowances for doubtful accounts and convertible notes receivable, excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves, share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of September 26, 2020 and through the date of this report. While there was not a material impact as of and for the quarter ended September 26, 2020, future actual magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to its condensed consolidated financial statements in future reporting periods.

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

The following table summarizes the preliminary allocation of the total purchase consideration to the initial estimated fair values of the assets acquired and liabilities assumed as of October 25, 2019, as well as adjustments aggregating $0 and $478 to other non-current liabilities during the three and nine months ended September 26, 2020:

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

NOTE 3. Fair Value Measurements

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments.

Fair Value Hierarchy

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 26, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 26, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$111,401	$—	$111,401	$—
Asset-backed securities	15,160	—	15,160	—
Certificates of deposit	39,685	—	39,685	—
Commercial paper	27,489	—	27,489	—
Corporate bonds	45,062	—	45,062	—
Total assets	$238,797	$—	$238,797	$—
Liabilities:
Contingent consideration - acquisitions	$134	$—	$—	$134
Foreign currency forward contracts	239	—	239	—
Total liabilities	$373	$—	$239	$134

December 31, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$81,108	$—	$81,108	$—
Asset-backed securities	10,779	—	10,779	—
Certificates of deposit	30,507	—	30,507	—
Commercial paper	30,708	—	30,708	—
Corporate bonds	36,461	—	36,461	—
Foreign currency forward contracts	120	—	120	—
Total assets	$189,683	$—	$189,683	$—
Liabilities:
Contingent consideration - acquisitions	$569	$—	$—	$569
Total liabilities	$569	$—	$—	$569

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

This table presents a reconciliation of the Contingent consideration - acquisitions liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 26, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$569
Additions	—
Payments	(435)
Transfer into (out of) Level 3	—
Balance at September 26, 2020	$134

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

The Company has determined that the gross unrealized losses on its marketable securities at September 26, 2020 and December 31, 2019 are temporary in nature.  The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment.  Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At September 26, 2020 and December 31, 2019, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 26, 2020
Municipal notes and bonds	$111,137	$270	$6	$111,401
Asset-backed securities	15,109	51	—	15,160
Certificates of deposit	39,649	36	—	39,685
Commercial paper	27,472	18	1	27,489
Corporate bonds	44,963	126	27	45,062
Total marketable securities	$238,330	$501	$34	$238,797
December 31, 2019
Municipal notes and bonds	$80,926	$188	$6	$81,108
Asset-backed securities	10,767	12	—	10,779
Certificates of deposit	30,500	7	—	30,507
Commercial paper	30,707	1	—	30,708
Corporate bonds	36,409	52	—	36,461
Total marketable securities	$189,309	$260	$6	$189,563

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at September 26, 2020 and December 31, 2019:

	September 26, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$172,828	$173,166	$152,649	$152,852
Due after one through five years	65,502	65,631	36,660	36,711
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$238,330	$238,797	$189,309	$189,563

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at September 26, 2020 and December 31, 2019:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 26, 2020
Municipal notes and bonds	$6,026	$6	$—	$—
Commercial paper	4,497	1	—	—
Corporate bonds	17,858	27	—	—
Total	$28,381	$34	$—	$—
December 31, 2019
Municipal notes and bonds	$14,166	$6	$—	$—
Total	$14,166	$6	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 26, 2020 and December 31, 2019, these contracts included the future sale of British Pound, European Euro, Israeli Shekel, Japanese Yen, Korean Won, Singapore Dollar, Taiwanese Dollar, and Chinese Yuan Renminbi to purchase U.S. Dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 26, 2020 and December 31, 2019 were as follows:

	September 26, 2020	December 31, 2019
Notional amount	$33,590	$38,887
Fair value of (liability) asset	$(239)	$120

NOTE 6. Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2019	$307,148
Goodwill adjustments (Note 2)	478
Balance at September 26, 2020	$307,626

Purchased intangible assets as of September 26, 2020 and December 31, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 26, 2020
Finite-lived intangibles:
Developed technology	$326,777	$100,122	$226,655
Customer and distributor relationships	69,261	19,013	50,248
Trademarks and trade names	12,461	5,041	7,420
Total finite-lived intangible assets	408,499	124,176	284,323
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,099	$124,176	$330,923
December 31, 2019
Finite-lived intangibles:
Developed technology	$326,726	$67,861	$258,865
Customer and distributor relationships	69,261	11,078	58,183
Trademarks and trade names	12,461	4,156	8,305
Total finite-lived intangible assets	408,448	83,095	325,353
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,048	$83,095	$371,953

Intangible assets amortization expenses for the three and nine months ended September 26, 2020 were $13,646 and $41,081, respectively.  For the three and nine month periods ended September 30, 2019, intangible assets amortization expenses were $387 and $1,161, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses for the remainder of fiscal 2020 are $12,663, and for each of the next five fiscal years estimated amortization expenses are $48,014 for 2021, $47,615 for 2022, $47,140 for 2023, $41,455 for 2024, and $24,905 for 2025.

NOTE 7. Convertible Notes Receivable

On May 31, 2018, the Company entered into a convertible note agreement with Simax Precision Technologies Limited (“the borrower”), which allowed the borrower to borrow up to $15,000 from the Company in multiple promissory notes with an interest rate of 4.25% per annum payable on a semi-annual basis.  The Company expected to be a supplier of lithography modules to Simax, which is used in the manufacture, sale and service of lithography systems.  At December 31, 2019, the Company had $3,000, net of allowance, in outstanding convertible notes receivable with the borrower.

The Company and the borrower entered into a settlement agreement to end their relationship as it pertains to this convertible note agreement.  The Company agreed to the settlement amount of $2,848, which was paid to the Company in April 2020.

NOTE 8. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	September 26, 2020	December 31, 2019
Materials	$117,680	$108,492
Work-in-process	44,968	42,694
Finished goods	22,333	24,948
Total inventories, net	$184,981	$176,134

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 26, 2020	December 31, 2019
Land and building	$46,941	$47,222
Machinery and equipment	57,571	56,504
Furniture and fixtures	4,305	3,968
Computer equipment and software	16,361	15,770
Leasehold improvements	13,463	13,069
	138,641	136,533
Accumulated depreciation	(45,925)	(38,113)
Total property, plant and equipment, net	$92,716	$98,420

Other assets

Other assets is comprised of the following:

	September 26, 2020	December 31, 2019
Convertible notes receivable, net of allowance of $2,000 at December 31, 2019	$—	$3,000
Operating lease right-of-use assets	20,076	23,588
Other	1,361	1,351
Total other assets	$21,437	$27,939

Accrued liabilities

Accrued liabilities is comprised of the following:

	September 26, 2020	December 31, 2019
Payroll and related expenses	$24,501	$19,365
Warranty	6,009	6,348
Other	553	491
Total accrued liabilities	$31,063	$26,204

Other current liabilities

Other current liabilities is comprised of the following:

	September 26, 2020	December 31, 2019
Contingent consideration - acquisitions	$134	$569
Income tax payable	639	2,783
Current operating lease obligations	4,129	4,906
Customer deposits	1,215	1,994
Accrued professional fees	926	1,520
Other	5,768	7,400
Total other current liabilities	$12,811	$19,172

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 26, 2020	December 31, 2019
Unrecognized tax benefits (including interest)	$7,063	$6,384
Non-current operating lease obligations	17,373	19,970
Deferred revenue	1,764	2,464
Other	5,323	2,953
Total other non-current liabilities	$31,523	$31,771

NOTE 9. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $7,738 of receivables during the three months ended September 26, 2020. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at September 26, 2020.

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended
	September 26,	September 30,
	2020	2019
Balance, beginning of the period	$6,348	$2,441
Accruals	5,646	2,078
Usage	(5,710)	(2,477)
Balance, end of the period	$6,284	$2,042

Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the captions “Accrued liabilities” and “Other non-current liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material developments with regard to the Company’s pending material legal proceedings.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. Nanometrics’ complaint was later removed by OSI to the Northern District of California.  On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint.  On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim.  Nanometrics’ motion to dismiss was heard on February 28, 2019.  On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger.  Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019.  On November 26, 2019, the

Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020.  On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020.  On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend.  Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint.  On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims.  A hearing on this motion has not been set to date.  Trial has been set for May 16, 2022.  At this time the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of September 26, 2020 was approximately $71.2 million with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 10. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Point-in-time	$122,015	$58,663	$387,556	$172,562
Over-time	4,477	4,272	13,812	12,776
Total revenue	$126,492	$62,935	$401,368	$185,338

See Note 16 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Balance, beginning of the period	$17,894	$9,349	$15,093	$8,080
Deferral of revenue	10,137	5,860	33,389	17,492
Recognition of deferred revenue	(10,396)	(7,937)	(30,847)	(18,300)
Balance, end of the period	$17,635	$7,272	$17,635	$7,272

NOTE 11. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the nine months ended September 26, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,107	$28.89
Granted	490	$34.66
Vested	(470)	$29.37
Forfeited	(116)	$29.86
Nonvested at September 26, 2020	1,011	$31.28

As of September 26, 2020 and December 31, 2019, there was $23,128 and $22,230 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.9 years for both of the respective periods.

NOTE 12. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Foreign currency exchange gains (losses), net	$(1,005)	$552	$(2,311)	$774
Other	106	65	246	67
Total other (expense) income, net	$(899)	$617	$(2,065)	$841

NOTE 13. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Income before income taxes	$8,927	$6,908	$12,341	$21,824
Provision for income taxes	$836	$348	$1,230	$2,162
Effective tax rate	9%	5%	10%	10%

The income tax provision for the nine months ended September 26, 2020 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 30, 2019 are primarily due to (i) changes in forecasted earnings, (ii) computed research and development credits on forecasted earnings levels, (iii) the Foreign Derived Intangible Income (“FDII”) deduction on forecasted earnings levels, and (iv) a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary offset by a one-time benefit related to the filings of the Company’s 2019 foreign income tax returns.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $14,150 and $14,160 as of September 26, 2020 and December 31, 2019, respectively.

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

The following table sets forth the weighted average number of restricted stock units that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Restricted stock units	4	56	23	92
Total	4	56	23	92

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Numerator:
Net income	$8,091	$6,560	$11,111	$19,662
Denominator:
Basic earnings per share - weighted average shares outstanding	48,900	25,079	49,231	25,012
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	231	226	320	242
Diluted earnings per share - weighted average shares outstanding	49,131	25,305	49,551	25,254
Earnings per share:
Basic	$0.17	$0.26	$0.23	$0.79
Diluted	$0.16	$0.26	$0.22	$0.78

NOTE 15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax at September 26, 2020, as well as the activity for the nine months ended September 26, 2020, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Net Unrealized Gain (Loss) on Available-For-Sale Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(564)	$(34)	$(598)
Net current period other comprehensive gain	2,067	197	2,264
Reclassifications	—	—	—
Balance at September 26, 2020	$1,503	$163	$1,666

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 26,		September 30,		September 26,		September 30,
	2020		2019		2020		2019
Systems and software	$97,774	77%	$52,786	84%	$321,062	80%	$154,207	83%
Parts	18,815	15%	7,142	11%	48,719	12%	22,292	12%
Services	9,903	8%	3,007	5%	31,587	8%	8,839	5%
Total revenue	$126,492	100%	$62,935	100%	$401,368	100%	$185,338	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Revenue from third parties:
United States	$16,036	$8,816	$58,062	$26,879
Taiwan	30,028	14,304	97,206	32,446
Japan	13,698	8,962	42,632	16,330
China	31,911	14,666	90,295	54,887
South Korea	13,250	8,481	56,971	30,027
Singapore	5,690	2,396	14,619	6,007
Other Asia	3,706	1,386	4,252	3,425
Germany	3,760	735	12,352	3,260
Other Europe	8,413	3,189	24,979	12,077
Total revenue	$126,492	$62,935	$401,368	$185,338

The following customers accounted for more than 10% of total revenue for the indicated periods:

	Nine Months Ended
	September 26,	September 30,
	2020	2019
Customer A	16.2%	7.8%
Customer B	14.4%	6.1%
Customer C	7.4%	17.6%

NOTE 17. Share Repurchase Authorization

Following the Merger, the Company assumed the share repurchase authorization previously approved by the former Nanometrics Board of Directors.  This share repurchase authorization allows for the Company to purchase up to $80,000 worth of shares of its common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions.  Share repurchases during the nine months ended September 26, 2020 were made under this repurchase authorization and at September 26, 2020, there was $28,000 available for future share repurchases.  During the nine months ended September 30, 2019, share repurchases were made under a legacy Rudolph share repurchase authorization which was terminated on October 25, 2019 due to closing of the Merger.  See Note 2 for additional information regarding the Merger.

The following table summarizes the Company’s share repurchases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26,	September 30,	September 26,	September 30,
	2020	2019	2020	2019
Shares of common stock repurchased	—	—	1,882	30
Cost of shares repurchased	$—	$—	$52,000	$744
Average price paid per share	$—	$—	$27.62	$24.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of Onto Innovation Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” or “Onto Innovation,” “we,” “our” or “us”) are forward-looking statements, including those concerning anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic, our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: effects of the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19, including impact on demand for our products, reductions in production levels, R&D activities, and qualification activities with our customers, increased costs, disruptions to our supply chain and a decrease in availability under our credit agreement; variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions; the ability to successfully integrate the businesses of Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”)promptly and effectively and to achieve the anticipated synergies and value-creation contemplated by the merger of Rudolph and Nanometrics consummated on October 25, 2019 (the “Merger”) within the expected time frame; unanticipated difficulties or expenditures relating to the integration of the Rudolph and Nanometrics businesses; the response of business partners and retention as a result of the Merger; the diversion of management time in connection with the integration; and the “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and in Part II, Item 1A of this Form 10-Q. You should carefully review the cautionary statements and “Risk Factors” contained in the 2019 Form 10-K and in this Form 10-Q. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date that they are made, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Merger

On October 25, 2019,  the Merger of Nanometrics with Rudolph was consummated and resulted in the combined company, which was renamed Onto Innovation Inc. The Company accounts for the Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes. Because Rudolph is treated as the accounting acquirer in the Merger, the financial statements filed with this Form 10-Q include the financial results of Rudolph for all periods presented and the financial results of the former Nanometrics for the periods on or after October 26, 2019.

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

Executive Summary

We are a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. We deliver comprehensive solutions throughout the semiconductor fabrication process with our families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. We provide process and yield management solutions used in both wafer processing facilities, often referred to as “front-end,” and in device packaging and test facilities, commonly referred to as “back-end” manufacturing. Our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings.

In the first nine months of 2020, we completed integration activities and launched four new metrology systems into the marketplace. These new products were introduced as logic and foundry customers were increasing their capacity while following aggressive plans to transition their manufacturing to smaller nodes. Customer interactions centered around satisfying the immediate demand for logic devices with our existing product portfolio, while partnering with R&D groups to prepare for the process controls needed for the next generation of semiconductors that will require the latest systems from us. Our strong engineering teams have, and will continue to, deliver new products to our customers, followed by our field engineers providing customer support, while simultaneously achieving and surpassing our cost synergy targets that were established at the onset of our Merger.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	September 26,	June 27,	September 30,
	2020	2020	2019 (1)
Revenue	$126,492	$134,948	$62,935
Gross profit	$68,888	$71,585	$31,511
Gross profit as a percent of revenue	54%	53%	50%
Total operating expenses	$59,606	$63,655	$26,221
Net income	$8,091	$7,424	$6,560
Diluted earnings per share	$0.16	$0.15	$0.26

(1) The results for September include the results for Rudolph Technologies only.
•

In the September 2020 quarter, revenue decreased 6.3% compared to the June 2020 quarter, primarily due to the timing in spending by two of our top metrology customers in the September 2020 quarter after significant equipment purchases in the first half of the year.

•

The increase in gross margin as a percentage of revenue in the September 2020 quarter compared to the June 2020 quarter was primarily driven by strengthening product margins across several product lines and record service revenues in the September 2020 quarter.  In addition, lower merger related expenses in the September 2020 quarter contributed to the margin improvement.

•

The decrease in operating expenses in the September 2020 quarter compared to the June 2020 quarter was mainly driven by a decrease in employee-related expenses resulting from employees taking Paid Time Off (PTO) during the September 2020 quarter as employees began taking vacations, which in previous quarters were low due to COVID-19.  In addition, we completed a milestone in a contracted R&D project, which lowered expenses in the quarter.  Finally, we continue to control our headcount as we focus on identifying additional synergies from the Merger.

Our cash, cash equivalents and marketable securities balance increased to $340.4 million at the end of the September 2020 quarter compared to $320.2 million at the end of the December 2019 quarter. This increase was primarily the result of $72.9 million of cash generated from operating activities and $2.8 million of cash received from convertible notes. These sources of cash were partially offset by $52.7 million of share repurchases, including net share settlement on employee stock-based compensation; and $3.4 million of capital expenditures. Employee headcount as of September 26, 2020 was approximately 1,250.

Key Events in Fiscal 2020

Trade Restriction and Emerging Regulation. On April 28, 2020, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) issued new rules that require increased investigation of our customers’ end users in China. Further, on May 15, 2020, BIS announced new Export Administration Regulations (“EAR”) specifically applicable to Huawei Technologies Co., Ltd. and its affiliates. We have assessed the potential impact of the new BIS rules and EAR, and do not believe that they will have a material direct impact on our business, financial condition or results of operations, however additional companies in China are being considered as potential military suppliers and these new additions may have a material impact to our sales in China.

Impact of the COVID-19 Pandemic on Our Business. The spread of the COVID-19 during 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of November 2, 2020, our operations have been impacted by our pandemic response, as described below, and the global nature of our workforce and our operations, but we have not experienced significant financial impact directly related to the pandemic.

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

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic, see Part II, Item 1A – Risk Factors of this Form 10-Q, Part II, Item 1A – Risk Factors of our Form 10-Q for the fiscal quarters ended March 28 and June 27, 2020 and Part I, Item 1A of our 2019 Form 10-K.

Results of Operations for the Three and Nine Months Ended September 26, 2020 and September 30, 2019

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $126.5 million increased 101.0% for the three months ended September 26, 2020 as compared to the three months ended September 30, 2019, in which revenue totaled $62.9 million.  For the nine month periods ended September 26, 2020 and September 30, 2019, our revenue totaled $401.4 million and $185.3 million, respectively, representing a year-over-year increase of 116.6%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 26,		September 30,		September 26,		September 30,
	2020		2019		2020		2019
Systems and software	$97,774	77%	$52,786	84%	$321,062	80%	$154,207	83%
Parts	18,815	15%	7,142	11%	48,719	12%	22,292	12%
Services	9,903	8%	3,007	5%	31,587	8%	8,839	5%
Total revenue	$126,492	100%	$62,935	100%	$401,368	100%	$185,338	100%

Total systems and software revenue increased $166.9 million for the nine months ended September 26, 2020 as compared to the nine months ended September 30, 2019 primarily due to the inclusion of revenue from legacy Nanometrics for the first three quarters of 2020.  The year-over-year change in systems revenue was primarily due to the inclusion of $155.6 million of revenue from legacy Nanometrics for the period and an increase in legacy Rudolph systems and software of $11.3 million.  The year-over-year increase in parts and services revenue in absolute dollars from the nine months ended September 30, 2019 to the nine months ended September 26, 2020 was primarily due to the inclusion of $47.4 million of parts and service revenue from legacy Nanometrics for the period and an increase in legacy Rudolph parts and services of $1.8 million.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $68.9 million and $203.1 million for the three and nine months ended September 26, 2020, respectively, as compared to $31.5 million and $95.4 million for the three and nine months ended September 30, 2019, respectively.  Our gross profit represented 54.5% and 50.6% of our revenue for the three and nine months ended September 26, 2020, respectively, and 50.1% and 51.5% for the three and nine months ended September 30, 2019, respectively.  The decrease in gross profit as a percentage of revenue for the nine months ended September 26, 2020, as compared to the nine months ended September 30, 2019, is primarily due charges to cost of goods sold of $10.2 million for the sale of inventory written-up to fair value upon the Merger.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. The process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $19.7 million and $62.8 million for the three and nine months ended September 26, 2020, respectively, as compared to $10.5 million and $31.7 million for the three and nine months ended September 30, 2019, respectively.  The year-over-year dollar increase for the nine month period ended September 26, 2020 as compared to the nine month period ended September 30, 2019 was primarily due to the inclusion in the 2020 period of $33.0 million in research and development expense of legacy Nanometrics resulting from the Merger.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  Our sales and marketing expenses were $11.9 million and $36.9 million for the three and nine months ended September 26, 2020, respectively, as compared to $5.1 million and $15.6 million for the three and nine months ended September 30, 2019, respectively.  The year-over-year dollar increase in sales and marketing expenses for the nine month period ended September 26, 2020 as compared to the nine month period ended September 30, 2019 was primarily due to the inclusion in the 2020 period of $23.7 million in sales and marketing expenses of legacy Nanometrics resulting from the Merger.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $14.4 million and $50.4 million for the three and nine months ended September 26, 2020, respectively, as compared to $10.3 million and $28.7 million for the three and nine months ended September 30, 2019, respectively.  The year-over-year dollar increase in general and administrative expenses for the nine month period ended September 26, 2020 as compared to the nine month period ended September 30, 2019 was primarily due to the inclusion in the 2020 period of $24.6 million in general and administrative expenses of legacy Nanometrics resulting from the Merger.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $13.6 million and $41.1 million for the three and nine months ended September 26, 2020, respectively, as compared to $0.4 million and $1.2 million for the same periods in 2019.  The year-over-year increase in amortization expense for the nine month period ended September 26, 2020 as compared to the nine month period ended September 30, 2019 was due to additional amortization recorded in the 2020 period associated with purchased intangible assets recorded as a result of the Merger.

Interest income, net. Net interest income was $0.5 million and $2.4 million for the three and nine months ended September 26, 2020, respectively, as compared to $1.0 million and $2.7 million for the same periods in 2019.  The decrease in net interest income for the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 30, 2019 was due to lower interest rates during the 2020 period, partially offset by additional interest income on a higher marketable securities balance following the Merger.

Income Taxes. We recorded an income tax provision of $0.8 million and $1.2 million for the three and nine months ended September 26, 2020 respectively, as compared to income tax provision of $0.3 million and $2.2 million for the three and nine months ended September 30, 2019.  Our effective tax rate of 10% differs from the statutory rate of 21% for the nine months ended September 26, 2020 primarily due to computed research and development credits on forecasted earning levels, the deduction related to foreign derived intangible income (FDII), as well as a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary, offset by a one-time benefit related to the filings of our 2019 foreign income tax returns.  Our effective tax rate of 9% differs from the statutory rate of 21% for the three months ended September 26, 2020 primarily due to  computed research and development credits on forecasted earning levels, the deduction related to foreign derived intangible income (FDII), as well as a one-time benefit related to the filings of our 2019 foreign income tax returns.

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

Liquidity and Capital Resources

At September 26, 2020, we had $340.4 million of cash, cash equivalents and marketable securities and $579.5 million in working capital.  At December 31, 2019, we had $320.2 million of cash, cash equivalents and marketable securities and $555.9 million in working capital.

Operating activities provided $72.9 million in net cash and cash equivalents for the nine months ended September 26, 2020.  The net cash and cash equivalents provided by operating activities during the nine months ended September 26, 2020 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $91.2 million, partially offset by a decrease in cash provided from operating assets and liabilities of $18.3 million.  Operating activities provided $24.9 million in net cash and cash equivalents for the nine months ended September 30, 2019. The net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2019 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $31.0 million, partially offset by a decrease in cash provided from operating assets and liabilities of $6.1 million.

Investing activities used net cash and cash equivalents of $49.7 million during the nine months ended September 26, 2020 resulting from purchases of marketable securities of $250.9 million and capital expenditures of $3.4 million, partially offset by proceeds from sales of marketable securities of $201.8 million and cash received from convertible note receivable of $2.8 million.  Net cash and cash equivalents of $5.1 million were provided by investing activities during the nine months ended September 30, 2019 through proceeds from sales of marketable securities of $62.2 million, partially offset by purchases of marketable securities of $52.9 million and capital expenditures of $4.2 million.

Net cash and cash equivalents used in financing activities during the nine months ended September 26, 2020 of $53.1 million resulted from the purchase of shares of our common stock under a share repurchase authorizations of $52.0 million, tax payments related to shares withheld for share-based compensation plans of $3.5 million and payment of contingent consideration for acquired business of $0.4 million, partially offset by proceeds from sales of shares through share-based compensation plans of $2.8 million.  For the nine months ended September 30, 2019, financing activities used $2.3 million resulting from the payment of contingent consideration for an acquired business of $1.1 million, the purchase of shares of our common stock under share repurchase authorizations of $0.7 million and tax payments related to shares withheld for share-based compensation plans of $0.8 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.3 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Following the Merger, we assumed the share repurchase authorization approved on March 14, 2019 by the former Nanometrics Board of Directors.  This share repurchase authorization allows us to purchase up to $80.0 million worth of shares of our common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions.  During the nine months ended September 26, 2020, we repurchased 1.9 million shares of common stock under this repurchase authorization and those shares were subsequently retired.  At September 26, 2020, there was $28.0 million available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of September 26, 2020, the available line of credit was approximately $71.2 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 26, 2020, an immediate adverse change of 10% in interest rates (e.g. 1.00% to 1.10%) would result in a decrease of $1.6 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

To manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we enter into foreign currency forward exchange contracts to protect against a portion of our currency exchange risks associated with existing assets and liabilities. While a substantial portion of our systems and software sales are denominated in U.S. Dollars and have relatively little exposure to foreign currency exchange risk with respect to these sales, substantially all of our sales in Japan are denominated in Japanese Yen. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized under the caption “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations for each reporting period in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded under the caption “Other current liabilities” or “Prepaids and other current assets” on the Condensed Consolidated Balance Sheets. As of September 26, 2020, we had eight outstanding forward contracts with a total notional contract value of $33.6 million. We do not use derivative financial instruments for trading or speculative purposes.

The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore and in several countries in Europe. Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date resulting in transaction gains or losses. The intercompany balance exposed to foreign currency risk, as of September 26, 2020 was approximately $39.9 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $0.7 million in foreign currency exchange gains (losses) which would be recorded as non-operating expense under the caption “Other (expense) income, net” in our Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and consolidated financial condition.

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

In accordance with the SEC’s published guidance, because the Merger closed in the fourth quarter of the year ended December 31, 2019, management excluded Nanometrics from its evaluation of disclosure controls and procedures as of September 26, 2020. Legacy Nanometrics constituted 27% of total assets as of September 26, 2020 and 51% of revenue for the nine months then ended.

Conclusions

As of September 26, 2020, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

In October 2019, we completed the merger with Nanometrics which operated under its own set of systems and internal controls. During the nine months ended September 26, 2020, we continue to integrate Nanometrics into our financial reporting processes and procedures and internal control over financial reporting and we expect the integration to continue throughout the remainder of 2020. In addition, in January 2020, we implemented a new enterprise resource planning (“ERP”) system in our domestic legacy Rudolph business to provide better support for our changing business needs and plans for future growth.  As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented certain new controls relating to the ERP system. We will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than noted above, there have been no additional changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

Over the last several years and accelerating this year, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” or for “military end use” in China, which may include many Chinese commercial companies that sell products to or do business with the Chinese military. Likewise, beginning in May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon. The U.S. government is also engaged in an ongoing process of assessing which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations could reduce demand for our products. In particular, these restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on United States technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following the Merger, the Company assumed the share repurchase authorization previously approved by the former Nanometrics Board of Directors, that was announced on May 1, 2019.  This share repurchase authorization allows for the Company to purchase up to $80.0 million worth of shares of its common stock. Under the terms of this share repurchase authorization, shares may be repurchased through open market or privately negotiated transactions with no specified end date.  During the three and nine months ended September 26, 2020, we repurchased 0 and 1.9 million shares of common stock under this repurchase authorization.  At September 26, 2020, there was $28.0 million available for future share repurchases.  For further information, see Note 2, “Business Combinations” and Note 17, “Share Repurchase Authorization” in the accompanying Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of common stock to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and nine months ended September 26, 2020, we withheld 8 thousand and 106 thousand shares through net share settlements.  For the three and nine months ended September 26, 2020, net share settlements cost $0.3 million and $3.5 million, respectively. Please refer to Note 11, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended September 26, 2020 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
June 28, 2020 - July 27, 2020	1	$34.45	—	$28,000
July 28, 2020 - August 27, 2020	—	—	—	$28,000
August 28, 2020 - September 26, 2020	7	$31.59	—	$28,000
Three months ended September 26, 2020	8	$32.20	—

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

Onto Innovation Inc.

Date:	November 2, 2020	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 2, 2020	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer