Form 10-K
period 2020-12-26
ONTO INNOVATION INC.
filed 2021-02-19
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $1,568,582,829 based on the closing price of the Common Stock on the New York Stock Exchange on June 26, 2020.

The number of shares of the registrant’s Common Stock outstanding as of February 4, 2021 was 48,883,050.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 11, 2021.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) of Onto Innovation Inc. (referred to in this Form 10-K, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”) may be considered “forward-looking statements”, including those concerning:

•	anticipated effects of, and future actions to be taken in response to the COVID-19 pandemic,
•	our business momentum and future growth,
•	acceptance of our products and services,
•	our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position,
•	our expectations of the semiconductor market outlook,
•	future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses,
•	product introductions,
•	technology development,
•	manufacturing practices,
•	cash requirements,
•	our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate,
•	our anticipated revenue as a result of acquisitions, and
•	our ability to be successful in managing our cost structure and cash expenditures and results of litigation.

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following:

•

effects of the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19, including impact on demand for our products, reduction in production levels, R&D activities, and qualification activities with our customers, increased costs, disruptions to our supply chain and a decrease in availability under our credit agreement;

•	variations in the level of orders which can be affected by general economic conditions;
•	seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers;
•	the global economic and political climates;
•	difficulties or delays in product functionality or performance;
•	the delivery performance of sole source vendors;
•	the timing of future product releases;
•	failure to respond adequately to either changes in technology or customer preferences;
•	changes in pricing by us or our competitors;
•	our ability to manage growth; changes in management;
•	risk of nonpayment of accounts receivable;
•	changes in budgeted costs;
•	our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets;
•	the strength/weakness of the back-end and/or front-end semiconductor market segments;
•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions;

•

the ability to successfully complete the integration of the businesses of Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”) and to maintain the anticipated synergies and value-creation contemplated by the merger of Rudolph and Nanometrics (the “2019 Merger”) within the expected time frame;

•	unanticipated difficulties or expenditures relating to the completion of integration of the Rudolph and Nanometrics businesses;
•	the response of business partners and retention as a result of the 2019 Merger;
•	the diversion of management time in connection with the integration; and
•	the “Risk Factors” set forth in Item 1A.

You should carefully review the cautionary statements and “Risk Factors” contained in this Form 10-K. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

General

Onto Innovation is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor wafer and advanced packaging device manufacturers. Our products are also used in a number of other high technology industries including: silicon wafer; light emitting diode (“LED”); vertical-cavity surface-emitting laser (VCSEL”); micro-electromechanical system (“MEMS”); CMOS image sensor (“CIS”); power device; RF filter; data storage; and certain industrial and scientific applications.

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

2019 Merger

On October 25, 2019, we became Onto Innovation Inc. upon the effectiveness of the 2019 Merger.  We accounted for the 2019 Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles (“GAAP”). GAAP requires that either Nanometrics or Rudolph is designated as the acquirer for accounting and financial reporting purposes (“Accounting Acquirer”). Based on the evidence available, Rudolph was designated as the Accounting Acquirer while Nanometrics was the acquirer for legal purposes. Therefore, Rudolph’s historical results of operations replaced Nanometrics’ historical results of operations for all periods prior to the 2019 Merger. See Note 3 in Part II, Item 8 of this Form 10-K for more details regarding the 2019 Merger.

Key Events in Fiscal 2020

Impact of COVID-19. The spread of COVID-19 during 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of December 26, 2020, our operations have been impacted by our pandemic response, as described below. However, we have not experienced significant financial impact directly related to the pandemic.

We have prioritized the health and safety of our employees and customers in our pandemic response. As governmental authorities have implemented restrictions on commercial operations, we have continued to ensure compliance with these directives while also maintaining business continuity for our essential operations. We have a global workforce and we maintain offices in the U.S., South Korea, Japan, Taiwan, China, Singapore and Europe. Our operations at these offices are subject to various governmental directives and, as a result thereof, we have instituted a work-from-home policy for these employees to the extent practical.  Our manufacturing operations are conducted solely in the U.S. Where our essential employees are required to continue to report to work to perform their responsibilities, we have implemented staggered shifts or otherwise adjusted work schedules to maximize our operating capacity while adhering to applicable restrictions, including recommended distancing between persons.  We have also provided our essential employees with appropriate protective equipment and have enhanced and increased cleanings at our facilities. At this time, we have not experienced any reduction in productivity, though we have incurred certain costs related to the implementation of these policies and practices.  We may take further actions that we determine to be in the best interests of our employees or that may be required by federal, state, or local authorities.

We cannot at this time predict the impact that the COVID-19 pandemic will have on our financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19-related changes. Disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted significantly by COVID-19 may pose risks to our business, results of operations and financial condition. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers.

To date, the COVID-19 pandemic has disrupted the way that we conduct business, but it has not had a material adverse impact on our operations, though we have implemented operational changes to protect the health and safety of our employees and customers as part of our pandemic response.  However, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include, but are not limited to: (i) the ultimate duration, scope and severity of the pandemic, including seasonal resurgences or sporadic resurgences that may follow periods of containment, (ii) restrictive actions taken to contain or mitigate the impact of COVID-19, such as the extent of restrictions on gatherings and travel, (iii) the impact on governmental programs and budgets, (iv) the severity of newly identified strains of the virus, (v) the timing, availability and efficacy of the various COVID-19 vaccines, and (vi) the resumption of widespread economic activity. Trade tensions between the United States and China may escalate as a result of COVID-19 or otherwise and could result in the imposition of additional tariffs, trade restrictions or policy changes, any of which could increase costs of our product components and pricing of, and consumer demand for, our products, which could have a negative effect on our results of operations.

Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact on our future operations, the COVID-19 pandemic could have a material adverse impact on our consolidated business, results of operations and financial condition. For a discussion of certain risks related to COVID-19 and the international nature of our business and our operations, see Part II, Item 1A – Risk Factors of this Form 10-K.

Trade Restriction and Emerging Regulation. In 2020, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) announced new Export Administration Regulations (“EAR”) specifically applicable to: Huawei Technologies Co., Ltd.; Semiconductor Manufacturing International Corporation (SMIC) and their affiliates. We have assessed the potential impact of the new BIS rules and EAR, and do not believe that they will have a material direct impact on our business, financial condition or results of operations, but they could have indirect impacts, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S.-based companies among Chinese consumers. For additional information, please see Part II Item 1A. Risk Factors – Risks Related to Our Business.

Share Repurchase Program. On November 23, 2020, our Board of Directors approved a share repurchase authorization to repurchase up to $100 million of our common stock. This authorization replaces the remaining balance of $28 million from the prior repurchase authorization. Repurchases may be made through both public market and private transactions. For the fiscal year ended December 26, 2020, approximately 1.9 million shares were cumulatively repurchased for a total value of $52 million. We ended our 2020 fiscal year with shares outstanding totaling 48.8 million.

The new share repurchase authorization does not obligate Onto Innovation to repurchase any particular amount of common stock during any period and the program may be modified or suspended at any time at our discretion. Stock repurchases may be made from time to time and the actual amount repurchased will depend on a variety of factors including market conditions.

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension metrology, thin film metrology, wafer inspection, 2D and 3D macro inspection and lithography tools for advanced packaging as well as advanced analytical software for semiconductor manufacturing and certain industrial applications and scientific research. Our principal market is semiconductors.  Semiconductors, primarily packaged as integrated circuits within electronic devices, include consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of the devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 5G radio integrated circuits, power devices) MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, and other end markets including components for hard disk drives, LEDs, and power management.

Current Trends

Business Environment

Our metrology systems and software are primarily used for controlling certain manufacturing processes utilized in the production of advanced, or leading-edge, wafer designs. The shrinking of features such as the constituents that form a single transistor are known as node reductions. The identification of a specific node usually refers to the dimension associated with one of the transistor’s constituents. Advanced nodes are associated with transistor dimensions less than 16nm, with high volume manufacturing at one of our largest customers extending advanced nodes to as small as 5nm in 2020. Our metrology systems used to measure and characterize these small features are generally purchased when a customer is beginning to establish manufacturing at a new, smaller node, in order to set up and test new manufacturing equipment being installed for the new node. Our process control/metrology equipment is generally installed prior to the installation of the actual process equipment for that reason. Additional process control equipment is normally purchased when the initial process yields have been stabilized and more manufacturing capacity is required to meet production demands. Therefore, our sales to customers for advanced nodes is generally higher when manufacturing lines new nodes are being established and may not represent continuous sales revenue until our initial systems reach high levels of utilization driven by the need for greater capacity.

Our inspection systems, lithography systems, and software are primarily used for processing and inspecting advanced packaging associated with the back-end described above. The advanced packaging techniques represent a very wide variety of assembly methods in order to connect individual chips to a larger PC Board, or connecting a group of chips together to form a “system in a package” (“SIP”), also known as heterogeneous integration (“HI”), or chiplets. Many of these advanced packages require lithographic imaging to produce copper interconnections between the chip and the PC Board or between chips in the case of SIP or HI advanced packages. Our inspection systems and software are used for process control and detection of potential reliability failures in nearly all of these packages. Unlike the cyclical nature of our metrology equipment associated with node shrinks, our sales revenue for advanced packaging is generally driven by assembly volumes. Inspection of the chips being integrated remains as a very high rate in order to avoid a single defective chip from being assembled into a relatively expensive package, making the inspection process control systems attach rates quite linear with production volumes of these devices. The introduction of 5G handsets and high-performance computing (“HPC”) continue to drive demand for advanced packaging; however, macroeconomic conditions, including COVID-19 and U.S-China trade disputes could curtail demand for higher volumes in the future.

A significant portion of the global workforce began working from home as part of corporate efforts to isolate and protect workers from COVID-19. This resulted in extremely high usage of data centers and cloud processing that drove higher demand for increased memory and HPC devices that were rapidly installed. In addition, the wireless 5G networks were already starting to drive demand for new, 5G phones in 2020. That demand is expected to increase in the first half of 2021 as new phones from Apple and Samsung were introduced to the market in 2020. The building of the 5G network over the next several years will also bring more machine-to-machine communications, called IoT. These macro-drivers all increase the need for semiconductors and packaging to deliver higher computing power in a single package, faster speeds for memory and logic devices, while reducing power consumption and cost. These advances generally can be achieved by node reductions/shrinks and by advanced packaging for high bandwidth memory and HI packaging. As discussed above, these trends in front-end and back-end complexity are driving the demand for sophisticated metrology and inspection systems in order to achieve the semiconductor performance required while achieving a profitable manufacturing yield.

In 2020, Onto Innovation completed certain integration activities and launched four new metrology systems and one new macro defect inspection system into the marketplace. These new products were introduced as logic and foundries were increasing their capacity while following aggressive plans to transition their manufacturing to smaller nodes. Other customer interactions at memory and specialty device manufacturers as well as providers of advanced packaging centered around satisfying the immediate demand for these devices with our existing product portfolio, while partnering with R&D groups to prepare for the process controls needed for the next generation of semiconductors and packaging that will require the latest systems from Onto Innovation. We believe our strong engineering teams have, and will continue to, deliver new products to our customers, followed by our field engineers providing customer support, while simultaneously achieving and surpassing our cost synergy targets that were established at the onset of our merger. While revenues in the four quarters of 2020 fluctuated as customers transitioned to advanced nodes, the Company was able to achieve operating margins and earnings at the high end of our quarterly guidance and analysts’ estimates.

Advanced Nodes refers to leading-edge integrated circuits where the feature sizes of transistors and other features continue to shrink in specified steps, or nodes measured in nanometers (nm). Demand for our products continues to be driven by our customers' desire for higher overall chip performance without increasing the chip size, while improving power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The primary paths for performance gains are geometric scaling, known as node shrinks, or scaling in three dimensions. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption, and stacked devices. To scale NAND memory, a new 3D stacking architecture has been implemented with as many as 96 device layers for a device in production. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products such as the Atlas® product line that is capable of measuring these advanced nodes as certain features shrink to 7nm, 5nm and 3nm.

To shrink features, new methods, including multiple patterning lithography and extreme ultra-violet (“EUV”) lithography, have been developed. The EUV process is driving significantly higher requirements for the silicon wafers that are entering the EUV chamber. Small, particles on the backside of the wafer measuring a few micrometers (microns) can distort the images being projected onto the top side. The NovusEdge® inspection tool has been installed at major silicon wafer manufacturers to detect backside contamination and edge cracking as a final quality control mechanism before wafers are shipped to the semiconductor fabrication processes. The top side of these wafers must also be scanned for any impurities contained in the silicon. This compositional analysis is measured using our Fourier Transform Infrared (“FTIR”) systems.

Advanced Packaging refers to a variety of technologies that enable the miniaturization of electronic products, such as portable consumer devices, including smartphones, watches, and tablets. In electronics manufacturing, integrated circuit packaging is the final stage of semiconductor device fabrication, in which a single circuit made from semiconducting material (a die or chip) is encased in a molded package that provides external connections to a printed circuit board and also prevents physical damage to the chip and corrosion.  Advanced Packaging refers loosely to the conductors and other structures that often interconnect multiple die, feed them with electric power and create signal paths to and from the PC board, dissipate their heat, and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before to combine multiple chips and functions into a single molded package.

One example of the technology used in Advanced Packaging is the 3D integration of semiconductors and other devices. The technology involves stacking individual die in one integrated package. Through-silicon vias (“TSVs”) are vertical copper interconnects that are embedded from the bottom surface of a die to the top surface, which allows power and communication to be shared among the individually stacked components. This offers the advantages of shorter signal paths and, in turn, reduced power consumption, enhanced bandwidths, integration of heterogeneous components such as memory and logic chips, and smaller surface area. The processes required for 3D integration vary from one manufacturer to another and many continue to be optimized for yield and to ensure the functioning of individual stacked chips.

Fan-out wafer level packages are another advanced packaging technology using copper pillars/bumps to vertically connect a wide variety of stacked die for 2.5D, and 3D integration techniques and are considered the next disruptive technology for several reasons. First, fan-out wafer level packages significantly reduce the space needed inside an electronic device, such as a smartphone, by combining multiple chips/functions into a single package, often called a System-in-Package (“SIP”). Next, it improves the system’s performance by reducing power and signal conductor lengths, which previously were routed from package to package through a printed circuit (“PC”) board. Using thin redistribution layers (“RDLs”) to “fan out” power and signal connections to the larger contacts on the PC board eliminates the need for a ceramic or laminated substrate, which accounts for 35 percent of the packaging cost. Lastly, the technology is currently considered the preferred vehicle for next generation uses, such as SIP, and package on package formats.  As a result of the small overall form factor, fan-out wafer level packages provide the functionality needed in high-end mobile and wearable products.

The current and projected adoption of smart mobile devices with designed-in capability to enable multiple functions in a single device continues to grow. In reality, there are no longer single function devices, but instead, a combined single device provides multiple functions such as phone, GPS, camera, and internet browser.  Aided by a myriad of available “apps,” the potential uses seem endless. As a result, these added functions in mobile products are driving semiconductor advanced packaging and display manufacturers to implement next-generation technologies, such as 5G communications, to meet these requirements. These technology shifts encompass multiple high-value process steps that are creating opportunities for our solutions.

Panel Manufacturing. The current process to manufacture advanced packaging involves attaching known good die to a 300mm wafer, used as a temporary carrier when adding components such as RDLs and copper pillars.  SIP packages can often contain side-by-side die, meaning the package can be large and limit the number of packages being placed on a reconstituted wafer. In order to meet the growing demand at reduced average selling prices, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve Cost of Ownership (“CoO”) and increase productivity are transitioning from 300mm wafers to large rectangular panels, which can be as large as 600mm x 600mm. This larger size enables companies manufacturing large area packages to increase the number of devices being processed at each step as they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, we believe that Onto Innovation is optimally positioned to capitalize on the emerging market of high volume panel manufacturing.  For example, the JetStep® S lithography system, having emerged from the flat panel display market, is readily capable of processing RDLs on both glass and organic laminate panels in the semiconductor advanced packaging market. The Firefly® series, designed for high resolution inspection, can provide location information to the JetStep S tool for each die, which greatly improves lithography throughput using our exclusive StepFAST™ process. It also delivers a combination of defect detection and substrate flexibility in a single platform. It reduces capital investment requirements and provides a reliable pathway to transition from wafer to panel-based processes.

Technology

We believe that our expertise in our core technologies of optics and software and our combined investment in research and development will enable us to rapidly develop new technologies and products in order to quickly respond to emerging industry trends and competitive challenges. The breadth of our technology enables us to offer a diverse combination of process and process control solutions. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our metrology and inspection technologies provide process control for the majority of wafers processed today in a semiconductor wafer fab. In front-end processes, optical critical dimension (“OCD”) metrology, thin film metrology, wafer stress metrology and macro defect detection and classification technologies allow yield enhancement for critical processes such as photolithography, diffusion, etch, chemical mechanical planarization (“CMP”) and outgoing quality control. Within the final manufacturing (back-end) processes, our 2D/3D advanced macro defect inspection provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing, assembly processes (RDLs, TSVs, copper pillars, etc.) or general handling and can have a major impact on device and process quality. Lastly, we turn all of the data gathered into useful knowledge for our customers to make yield-enhancing decisions, which lower their cost of goods sold (“COGS”) and improve their margins.

Onto Innovation’s Products

Automated Metrology Systems. Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas family of products represent our line of high-performance metrology systems providing OCD and thin film metrology and wafer stress metrology for transistor and interconnect metrology applications. The thin film and OCD technology is supported by our NanoCD™ suite of solutions including our NanoDiffract® software, SpectraProbe™ software and NanoGen™ scalable computing engine that enables visualization, modeling, and analysis of complex structures.

NanoDiffract is a modeling, visualization and analysis software that takes signals from the metrology systems, providing critical dimension, thickness, and optical properties from in-line measurements. The software has an intuitive three- dimensional modeling interface to provide visualization of today’s advanced and complex semiconductor devices. There are proprietary fitting algorithms in NanoDiffract that enable very accurate and very fast calculations for signal processing for high fidelity model-based measurements. SpectraProbe is a model-less fitting engine that enables fast time to solution for in-line excursion detection and control. SpectraProbe complements the high-fidelity modeling of NanoDiffract with a simple machine learning interface for rapid recipe deployment. The software is supported by NanoGen, an enterprise scale computing hardware system that is deployed to run the computing intensive analysis software. NanoGen leverages commercial server chips and networking architecture and is optimized to support the workload of NanoDiffract and SpectraProbe analysis.

Integrated Metrology Systems. Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end user customers. The IMPULSE® family of products include the latest technology for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms. Our NanoCD suite of solutions is sold in conjunction with our IMPULSE systems.

Silicon Wafer All-surface Inspection/Characterization. All-surface refers to inspection of the wafer frontside, edge, and backside as well as wafer’s locator notch. The edge inspection process focuses on the area near the wafer edge, an area that poses difficulty for traditional wafer frontside inspection technology due to its varied topography and process variation. Edge bevel inspection looks for defects on the side edge of a wafer. Edge bead removal and edge exclusion metrology involve a topside surface measurement required exclusively in the lithography process, primarily to determine if wafers have been properly aligned for the edge exclusion region. The primary reason for wafer backside inspection is to determine if contamination has been created that may spread throughout the wafer fab. For instance, it is critical that the wafer backside be free of defects prior to the EUV lithography process to prevent focus and exposure problems on the wafer frontside.

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

 We have a broad portfolio of products for materials characterization including photoluminescence mapping and Fourier Transform Infrared (“FTIR”) spectroscope in automated and manual systems for substrate quality and epitaxial thickness metrology. The NanoSpec® line supports thin film measurement across all applications in both low volume production and research applications.

Macro Defect Inspection. Chip manufacturers deploy advanced macro defect inspection throughout the production line to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-

established tools such as the F30™, NSX®, and the latest Dragonfly® G2 inspection systems are found in the wafer fab (front-end) and packaging (back-end) facilities around the world. These high-speed tools incorporate features such as wafer-less recipe creation, tool-to-tool correlation and multiple inspection resolutions. Using Discover® yield management software, the vast amounts of data gathered through automated inspection can be analyzed and classified to determine trends and locate root causes that directly affect yield.

Automated Defect Classification and Pattern Analysis. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed, with higher resolution and more consistency. To do this, our systems capture full-color whole wafer images using simultaneous dark and bright field illumination. The resulting bright and dark field images are compared to those from an “ideal” wafer having no defects. When a difference is detected, its image is broken down into mathematical vectors that allow rapid and accurate comparison with a library of known classified defects stored in the tool’s database. Patented and proprietary enhancements of this approach enable very fast and highly repeatable image classification. The system is pre-programmed with an extensive library of local, global, and color defects and can also store a virtually unlimited amount of new defect classes. This allows customers to define defects based on their existing defect classification system, provides more reliable automated rework decisions and enables more accurate statistical process control data. Reviewing defects off-line enables automated inspection systems to maintain their utilization for high throughput inspection. Using defect image files captured by automated inspection systems, operators are able to view high-resolution defect images to determine defects that cause catastrophic failure of a device, known as killer defects. Combining the review process with classifying defects enables faster analysis by grouping defects found together as one larger defect, a scratch for example, and defects of similar types across a wafer lot to be grouped based on size, repeating defects, and other user-defined specifications.

Yield Analysis. Using wafer maps, charts and graphs, the massive amounts of data gathered through automated inspection can be analyzed to determine trends across bumps, die, wafers and lots. This analysis may determine where a process variation or deviation has occurred, allowing process engineers to make corrections or enhancements to increase yields. Defect data analysis is performed to identify, analyze and locate the source of defects and other manufacturing process excursions. Using either a single wafer map or a composite map created from multiple wafer maps, this analysis enables identification of defect patterns and distribution. When combined with inspection data from strategically-placed inspection points, this analysis may pinpoint the source of the defects so corrective action can be taken.

Opaque Film Metrology. The MetaPULSE® systems allow customers to simultaneously measure the thickness and other properties of up to six metal or non-metallic opaque film layers without physically contacting product wafers in a non-destructive manner. PULSE® technology uses an ultra-fast laser to generate acoustic waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, as well as the hard mask layer in 3D NAND chips, sending back to the surface a reflected signal (echo) that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can measure opaque thin-film stacks non-destructively with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE systems, used initially for fast and accurate measurements of metal interconnect in front-end wafer fabs, have now been chosen by back-end manufacturers to perform system measurements in new process applications such as RF filters and modules, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.

Probe Card Test and Analysis. The combination of fast 3D-OCM (optical comparative metrology) technology with improved testing accuracy and repeatability is designed to reduce total test time for even the most advanced large area probe cards. The 3D capabilities enable users to analyze probe marks and probe tips in a rapid and information-rich format.

 Industrial, Scientific, and Research Markets ― 4D Technology.  In November of 2018, Nanometrics acquired 4D Technology Corporation, based in Tucson Arizona. The 4D business offers a line of interferometry systems for the measurement and inspection of high precision surfaces. End markets include high precision optics surfaces and components, aerospace and defense components, and unique research and scientific instrumentation that requires the unique high-speed results of the 4D systems.

Advanced Packaging Lithography.  Our lithography steppers use projection optics to expose circuit patterns from a mask or reticle onto a substrate to expose images with optimal fidelity. These systems employ light from a mercury arc lamp that is transmitted through a mask or reticle containing display circuit patterns. Substrates are aligned on the system and the mask is imaged through a projection lens onto photoresist material coated on the substrate. The substrate is then moved, or “stepped,” to a second position to expose an adjacent area. Images can be “stitched” together precisely to form larger circuit patterns without any noticeable change in circuit performance. The system repeats the step and exposure process until the entire substrate is patterned. Once the exposure process has been completed, the substrate is developed with an alkali solution to reveal the underlying material. The imaged photoresist serves as a stencil barrier that allows for the processing of the underlying metal or insulating layers.  The substrates then continue through the etching, stripping and deposition processes until multi-layer circuits are completed.

In order to deal with increased input/output (“I/O”) resulting from devices with enhanced functionality, power distribution efficiency, and higher frequency, integrated device manufacturers (“IDMs”) and outsourced semiconductor assembly and test (“OSATs”) facilities must incorporate lithography capabilities to create RDLs for their advanced packaging technologies. However, the associated substrates and processes are significantly different than those used in front-end wafer processing. For advanced packaging, the lithography system must perform in a completely different application, with significantly different operating parameters. For example, most packaging is an additive process, while wafer processing is subtractive, and thick films, rather than thin films, are used to enable the creation of features. In order for equipment to effectively function in this environment, it must overcome these challenges. Our JetStep® systems have been specifically designed to meet these challenges head on. The JetStep X700 System is designed for rectangular substrates (panels), which when combined with user-selectable wavelength options, maximizes throughput while not limiting resolution when needed. High-fidelity optics are able to image the fine features required while at the same time achieving superior depth of field to minimize non-flatness that is typical for advanced packaging applications. On-the-fly auto focus and an innovative reticle management system improve yield and utilization. These features result in a revolutionary lithography system specifically designed to meet advanced packaging challenges.

Flat Panel Display (“FPD”) Lithography. A critical aspect of any leading mobile device is the display. The display serves as the window to the user. Therefore, it must effectively present graphics from a variety of apps, such as detailed maps, high resolution photos, and streaming video in order to provide an enhanced user experience. To accomplish this, the display’s thin film transistor (“TFT”) backplane, which controls the individual pixels, must operate at a high frequency and not limit the pixel resolution.  As a result, the transistors must have high mobility and only use a small portion of the pixel aperture. The backplane is manufactured on a sheet of glass; like the packaging substrate, it is non-flat and tends to distort further during processing. Additionally, the displays are getting larger. Manufacturers are looking to utilize larger glass substrates, making throughput a challenge for the lithography equipment.  To overcome this, our JetStep G Series uses high-fidelity optics and the largest printable stepper field available, enabling more displays per exposure. This feature, combined with on-the-fly auto-focus and magnification compensation, maximizes throughput and yield.  Finally, our patented grid stage allows the system to be easily configurable to meet the customer desired substrate size.

Process Control Software. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. We are a leading provider of process control software in the semiconductor industry. Advanced process control (“APC”) employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the yielded output to meet and exceed the target, despite variations in the incoming material and minor instabilities within the process equipment.  Process control software enables the factory to increase capacity and yield while decreasing rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.

Yield Management Software. Semiconductor manufacturers use yield management software (“YMS”) to obtain valuable process yield and equipment productivity information. The data necessary to generate productivity information comes from many different sources throughout the wafer fab: inspection and metrology systems, tool sensors, tool recipes, electrical tests and the fab environment. As the complexity and cost of manufacturing processes increase, the value of faster, better analysis to support critical manufacturing decisions grows. As a result, customers are demanding robust yield management systems that can analyze large, complex data sets quickly and effectively. Our fully-integrated YMS is designed to analyze data from disparate sources and multiple sites to maximize productivity across the entire value chain.

Customers

Over 150 microelectronic device manufacturers have purchased Onto Innovation tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in over 20 countries. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products. The following chart identifies our customers that represented 10% or more of total revenue for each of the last three years:

	2020	2019	2018
Samsung Semiconductor	*	^	^
Taiwan Semiconductor Manufacturing Co. Ltd.	*	*	^
SK Hynix Inc.	^	*	*
* The customer accounted for more than 10% of total revenue during the period.
^ The customer accounted for less than 10% of total revenue during the period.

Sales, Customer Service and Application Support

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the U.S., South Korea, Japan, Taiwan, China, Singapore and Europe, and work with selected dealers and sales representatives on a more limited basis in various countries. Our applications team is composed of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.

We believe that customer service and technical support for our systems are crucial factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We generally provide a warranty for our products which range from twelve to fourteen months to cover defects in material and workmanship. We provide system support to our customers through factory technical support and globally deployed field service personnel. The factory technical support operations provide customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. We have field service operations based in various locations throughout the U.S., South Korea, Taiwan, China, Japan, Singapore, Israel, and European locations.

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

In every market in which we participate, the global semiconductor equipment industry is intensely competitive, and driven by rapid technological adoption cycles. Our ability to compete effectively depends upon our ability to continuously improve our products, applications and services, and our ability to develop new products, applications and services that meet constantly evolving customer requirements.

In automated systems for the semiconductor industry, our principal competitors are KLA Corporation (“KLA”) and Nova Measuring Instruments Ltd. (“Nova”) for thin film and critical dimension OCD metrology. Our principal competitor for advanced packaging inspection is Camtek Ltd. (“Camtek”). While the advanced packaging lithography market is served by various competitors, our primary competitors are Veeco Instruments, Inc. (“Veeco Instruments”) and, to a lesser extent, Nikon Corporation (“Nikon”). Our primary competitor for integrated metrology systems for the semiconductor industry is Nova. The opto-electronics, discrete device and industrial and scientific markets are addressed primarily by our material characterization and 4D systems, served by numerous competitors, of which no single competitor or group of competitors has established a majority position.

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

The impacts of the COVID-19 pandemic on our suppliers are uncertain, evolving and dependent on numerous unpredictable factors outside of our control. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Disruptions to our business and supply chain (and the business and supply chains of our customers) could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. Capacity is currently limited at certain of our third-party foundry, assembly and test subcontractors due to a spike in semiconductor demand.

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

Intellectual Property

We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. As a result, we have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 26, 2020, we have been granted, or hold exclusive licenses to 466 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2021 to 2039. We also have 87 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of metrology, macro-defect detection and classification, altered material characterization, lithography techniques and automation.

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

Human Capital and Talent

As of December 26, 2020, we had approximately 1,247 staff globally, 353 in research and development, 187 in operations, 124 in administration and 583 in sales, applications and service support. A large percentage of our employees have technical backgrounds and undergraduate and/or advanced degrees. Many of our employees have specialized skills and experience that are of value to our business, products and services. Our future success will depend, in large part, upon our ability to attract, motivate and retain our highly skilled, technical, operational and managerial team members, who are in great demand in our industry and business communities.

Approximately 60% of our employees are located in the U.S., 36% in Asia Pacific and 4% in Europe. None of our employees are represented by a union and we have never experienced a work stoppage because of union actions. We consider our employee relations to be favorable.

Purpose and Culture. All of our employees are expected to uphold the following core values which are foundational to our culture:

•	Passion – ownership, pride and caring in our work
•	Integrity – honesty, dependable, predictable and accountable
•	Collaboration – working together toward a common goal
•	Results – meeting and exceeding goals, focused toward innovation and growth

These core values define the way we do business in our everyday actions and choices. We strive to create a respectful work environment characterized by mutual trust and the absence of intimidation, oppression, discrimination and exploitation.

Talent Development and Acquisition. Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management and leadership teams. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes, tools and technologies to increase employee engagement, productivity, quality and efficiency. We offer employees access to internal and external training and development courses to support individual development. We review succession plans and focus on promoting internal talent to help grow our employees, both professionally and personally.

We are committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. In addition, we look to actively engage within our communities to foster and attain social equity.

In order to ensure that we are meeting our human capital and talent objectives, we frequently utilize employee surveys to understand the effectiveness of our employee and Company programs and where we can improve across the Company. Our latest survey, completed during fiscal 2020, had a participation rate of over 81% of all our employees. Through the survey, our employees indicated that the Company’s greatest strengths include ensuring that employees know what is expected of them, providing  a caring work environment, fostering an environment where employees have the opportunity to do their best and commitment to quality.

Compensation Philosophy. Our compensation philosophy creates the framework and building blocks for our rewards and recognition programs. We have a pay-for-performance culture that ties compensation to the performance of the individual and the Company. We provide balanced compensation programs that focus on the following five key elements:

•	Pay-for-performance - Reward those who achieve or exceed set goals and objectives, while also recognizing those making significant, impactful contributions;
•	External market based - Pay levels that are competitive with respect to the labor market in which we compete for talent;
•	Internal equity - Providing fair compensation programs within the Company;
•	Fiscal responsibility - Providing programs which can be responsibly supported by our operations; and
•	Legal compliance - Ensure the organization is legally compliant in all states and countries in which we operate.

Safety, Health and Wellness. We are committed to providing an environment which is safe and where our employees can be productive. We have rigorous health and safety programs focused on awareness, recognition, risk assessment and management, as well as teamwork.

In response to the COVID-19 pandemic, we implemented a response plan that we believe was in the best interest and health of our employees and the communities in which we operate. This included largely transitioning our global workforce to a remote work model, while implementing additional safety measures for essential employees continuing critical on-site work.

Our benefit plans are competitive and comprehensive. We provide each of our employees educational programs and initiatives focused on holistic wellness supporting nutritional, physical, emotional, mental and financial wellbeing.

Corporate Social Responsibility

All of our stakeholders are essential to our business – shareholders, customers, suppliers, employees, communities as well as the environment and society. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (“ESG”) practices. Actions we have taken in pursuit of these commitments include the following environmental and social programs:

•	Demanded excellence in our quality and environmental performance, as demonstrated through our product and process qualification commitments, including ISO 9001 Quality Management;
•	Produce systems responsibly by offering tool trade-in, refurbishment and technology upgrade programs;
•	Provided corporate matching for employee donations to qualified nonprofit organizations; and
•	Engaged in community service projects in our communities globally.

We encourage you to review our 2020 Interim Corporate Social Responsibility Report (located on our website at https://ontoinnovation.com/company/corporate-social-responsibility) for more detailed information regarding our ESG initiatives. Nothing on our website, including our Corporate Social Responsibility Report or sections thereof, is deemed incorporated by reference into this Form 10-K.

Compliance with Governmental Regulations

We are subject to international, federal, state and local regulations that are customary to businesses in the semiconductor capital equipment manufacturing industry. Such regulations include:

•	The Restriction of Hazardous Substances Directive (“RoHS”), which restricts the use of certain hazardous substances in electrical and electronic equipment;
•	General Data Protection Regulation (“GDPR”), which provides guidelines for the collection and processing of personal information from individuals who live in the European Union;
•	The U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies and their individual officers from influencing foreign officials with any personal payments or rewards; and
•	Conflict minerals reporting, which imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products.

Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations, capital expenditures, earnings or competitive position.

Available Information

Our Internet website address is http://www.ontoinnovation.com. The information on our website is not incorporated into this Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and any amendments to those reports) are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. In addition, the historic reports and materials that were filed by Nanometrics and Rudolph with the SEC are available at our investor relations website at https://investors.ontoinnovation.com. These filings may also be obtained through the SEC’s website. Documents that are not available through the SEC’s website may also be obtained by submitting an online request to the SEC at http://www.sec.gov.

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

Risks Related to Our Business

The effects of the COVID-19 pandemic have affected our business and could in the future adversely affect our business, results of operations, and financial condition.

The effects of a public health crisis caused by the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19 are uncertain and difficult to predict, but pose the following risks to our business, results of operations and financial condition:

•

A likely decrease in short-term and/or long-term demand for our products and disruptions to our operations resulting from the immediate consequences of and responses to the pandemic, including precautionary measures instituted by governments and businesses to mitigate its spread, which have raised the prospect of an extended global recession, which would adversely impact the businesses of our customers, suppliers and partners;

•

Changes in our operations in response to COVID-19 and employee illnesses resulting from the pandemic, which have impacted the way that we operate and conduct business, and may result in inefficiencies or delays and/or negatively impact our operations, including, but not limited to, the following:

▪	reduction in sales and qualification activities with our customers;
▪	reduction in product development efforts; and
▪	reduction in production levels.

In addition there may be incremental costs related to business continuity initiatives, which cannot be avoided or alleviated through succession planning, employees working remotely or teleconferencing technologies as well as inefficiencies, delays, and increased costs resulting from our efforts to mitigate the impact and spread of COVID-19 through the changes in our operations which we have enacted at certain of our locations around the world in an effort to protect our employees’ health and well-being (including the implementation of work-from-home policies, social-distancing measures, modified work schedules and shifts, the suspension of employee travel, and limits  on the number of employees attending in-person meetings and the number of people permitted to be present at our facilities at any one time);

•

Management focus on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise, which has resulted and can be expected to continue to result in a diversion of management attention and resources;

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

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The duration of the COVID-19 pandemic, resurgences, the severity of newly identified strains of the virus and the timing, availability and efficacy of vaccines cannot be determined. A sustained or prolonged outbreak, or a delayed or slower-than-anticipated vaccine rollout, could exacerbate the adverse impact of such measures.

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

Unexpected changes in legal and regulatory requirements including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes, tariffs or other restrictions imposed by their governments on trade with United States companies such as ourselves, particularly with respect to the ongoing trade negotiations between the United States and China.

Over the last several years and accelerating in 2020, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” or for “military end use” in China, which may include many Chinese commercial companies that sell products to or do business with the Chinese military. Likewise, beginning in May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon, followed by a comparable action in December of 2020, related to Semiconductor Manufacturing International Corporation (SMIC)., and a large number of its overseas affiliates, including Ningbo Semiconductor International Corporation (NSIC). The U.S. government is also engaged in an ongoing process of assessing which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations could reduce demand for our products. In particular, these restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on United States technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and certain other countries, it is often difficult for United States companies such as ours to staff and manage operations in such countries. Language and other cultural differences may also inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple remote locations performing various development, quality assurance, and yield ramp analysis projects.

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

The laws of some foreign countries, including China, Japan, South Korea and Taiwan, where we do business, do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, litigation discovery practice in China, Japan, South Korea, and Taiwan is not as robust as the U.S., so it can be more difficult to determine if a company is infringing on our patents and more challenging to bring a lawsuit. Similarly, China’s protection of intellectual property rights historically has been less stringent and robust compared to other countries such as the United States, and consequently intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.  Monitoring and preventing unauthorized use are also difficult and the measures we take to protect our intellectual property rights may not be adequate.  Accordingly, infringement of our intellectual property rights poses a serious risk of doing business in China. Consequently, there is a risk that we may be unable to adequately protect our proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

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

In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and stock-based compensation. If the anticipated value of the our stock-based incentive awards does not materialize so that they cease to be viewed as valuable, if our profits decrease, or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

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

We are in the process of consolidating a world-wide enterprise resource planning (“ERP”) system, and problems with the design or implementation of this ERP system could interfere with our business and operations.

We are currently engaged in a multi-year process of conforming all our operations to one global enterprise resource planning (“ERP”) system. The ERP system is designed to accurately maintain the Company’s books and records and enhance the speed and quality of information provided to our management team for use in the operation and management of our business.  The Company’s ERP transition has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP transition without experiencing delays, increased costs and other difficulties. Beyond cost and scheduling, if there are flaws in the implementation of the ERP system, or if the ERP system does not operate as expected, this may pose risks to the Company’s ability to operate successfully and efficiently, including the risk that the effectiveness of our disclosure controls and procedures or  internal controls over financial reporting may be negatively impacted, affecting our ability to make timely and accurate SEC filings. If we are unable to successfully implement the consolidated ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

The General Data Protection Regulation (“GDPR”) is a regulation in European Union (“EU”) law on data protection and privacy for all individuals within the EU and the European Economic Area (“EEA”). It also addresses the export of personal data outside the EU and EEA areas. Appropriate technical and organizational measures are necessary to implement these data protection principles.  We may also be subject to other data privacy laws in the United States and the other countries in which we operate.

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

Risks Related to the 2019 Merger

Any ongoing actions related to the combination of the businesses of Rudolph and Nanometrics may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the 2019 Merger, which may adversely affect our business results and negatively affect the value of our common stock.

The success of the 2019 Merger depends on, among other things, our ability to combine the businesses of Rudolph and Nanometrics in a manner that realizes cost savings and facilitates growth opportunities.

In addition, we must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the 2019 Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the 2019 Merger, as well as any delays encountered in any remaining activities which are part of the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.

In addition, any remaining integration activities may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address any remaining integration challenges, we may be unable to realize the anticipated benefits of the integration of Rudolph and Nanometrics.

The failure to complete the successful integration of the businesses and operations of Rudolph and Nanometrics in the expected time frame may adversely affect our future results.

Prior to completion of the 2019 Merger, Rudolph and Nanometrics operated independently. There can be no assurances that their businesses can be fully integrated successfully. It is possible that the ongoing integration process could result in the loss of key employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs or an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, continue to be addressed in integrating the operations of Rudolph and Nanometrics in order to realize the anticipated benefits of the 2019 Merger so we perform as expected:

•	integrating and unifying the offerings and services available to customers;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	consolidating the companies’ administrative and information technology infrastructure; and
•	coordinating geographically dispersed organizations.

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

General Risk Factors

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

Our principal executive office building is located at 16 Jonspin Road in Wilmington, Massachusetts.  We own our Milpitas and Richardson facilities and lease facilities for corporate, engineering, manufacturing, sales and service-related purposes in the United States and seven other countries - China, Japan, South Korea, Singapore, Taiwan, Germany and France. The following table indicates the location, the general purpose and the square footage of our material facilities. Our leases expire at various times through July 1, 2029.

Location	Facility Purpose	Approximate Square Footage
Wilmington, Massachusetts	Corporate Headquarters, Engineering, Manufacturing and Service	50,000
Milpitas, California	Engineering, Manufacturing, Service and Administration	134,000
Budd Lake, New Jersey	Engineering, Service and Administration	49,000
Bloomington, Minnesota	Engineering, Manufacturing, Service and Administration	98,500
Bend, Oregon	Engineering and Service	13,000
Hillsboro, Oregon	Engineering and Service	27,000
Richardson, Texas	Engineering	21,000
Snoqualmie, Washington	Engineering and Service	20,500
Tucson, Arizona	Engineering, Manufacturing and Service	19,000
Taiwan	Sales and Service	27,500
China	Sales, Service and Engineering	26,700
South Korea	Sales and Service	26,000
Japan	Sales and Service	20,000
Singapore	Sales and Service	12,000

We also lease office space for other smaller sales and service offices in several locations throughout the world.

We believe that our existing facilities and capital equipment are adequate to meet our current requirements and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.

The information set forth under Note 9, “Commitments and Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the New York Stock Exchange (“NYSE”) under the symbol “ONTO.” Prior to the 2019 Merger, Nanometrics’ common stock was quoted on the Nasdaq Global Select Market under the symbol “NANO” and Rudolph’s common stock was quoted on the NYSE under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and the industry specific index, PHLX Semiconductor Index, for the period commencing on December 31, 2015 and ending on December 31, 2020.  Historical data for Onto Innovation in the line graph for the period commencing on December 31, 2015 and ending on October 25, 2019 reflects the cumulative return to the stockholders of Nanometrics.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2015 in the Company’s common stock and in each index. No cash dividends have been declared or paid on the Company’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Onto Innovation Inc., the NYSE Composite Index and the PHLX Semiconductor Index
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Onto Innovation Inc.
NYSE Composite
PHLX Semiconductor
*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Year ending December 31.

	12/15	12/16	12/17	12/18	12/19	12/20
Onto Innovation Inc.	100.00	165.52	164.60	180.52	241.35	314.07
NYSE Composite	100.00	111.94	132.90	121.01	151.87	162.49
PHLX Semiconductor	100.00	139.32	195.81	183.97	300.35	461.53

As of February 4, 2021, there were 123 stockholders of record of our common stock and approximately 20,277 beneficial stockholders.

We have never declared or paid a cash dividend on our common stock and we currently do not intend to. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $100 million worth of shares of our common stock.  This share repurchase authorization replaces the remaining balance of $28 million from the prior share repurchase authorization.  Repurchases may be made through both public market and private transactions from time to time.  At December 26, 2020, there was $100 million available for future share repurchases.

For further information, see Note 17 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and twelve months ended December 26, 2020, we withheld 12 thousand and 118 thousand shares through net share settlements, respectively.  For the three and twelve month periods ended December 26, 2020, net share settlements cost $0.5 million and $4.1 million, respectively. Please refer to Note 11 of the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended December 26, 2020 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 27, 2020 to October 26, 2020	5	$40.21	—	$28,000
October 27, 2020 to November 26, 2020	1	$37.66	—	$100,000
November 27, 2020 to December 26, 2020	6	$44.54	—	$100,000
Three Months Ended December 26, 2020	12	$42.22	—

[1] Includes shares withheld through net share settlements.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our principal market is semiconductors, primarily semiconductors packaged as integrated circuits within electronic devices, including consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of the devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields.

Our products and services are used by our customers who manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (Wi-Fi and 5G radio integrated circuits, power devices) MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, and other end markets including components for hard disk drives, LEDs, and power management.

The semiconductor and electronics industries have also been characterized by constant technological innovation. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment.

During 2020, we completed certain integration activities and launched four new metrology systems into the marketplace. These new products were introduced as logic and foundry customers were increasing their capacity while following aggressive plans to transition their manufacturing to smaller nodes. Customer interactions centered around satisfying the immediate demand for logic devices with our existing product portfolio, while partnering with R&D groups to prepare for the process controls needed for the next generation of semiconductors that will require the latest systems from us. Our strong engineering teams have, and will continue to, deliver new products to our customers, followed by our field engineers providing customer support, while simultaneously achieving and surpassing our cost synergy targets that were established at the onset of the 2019 Merger.

On February 28, 2020, our Board of Directors determined that it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The change is intended to align our fiscal periods more closely with industry peers and improve comparability. We made the fiscal year change on a prospective basis and have not adjusted operating results for prior periods. The fiscal year of 2020 began on January 1, 2020 and ended December 26, 2020.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Year Ended
	December 26,	December 31,	December 31,
	2020	2019(1)	2018(1)
Revenue	$556,496	$305,896	$273,784
Gross profit	$278,453	$135,028	$148,279
Gross profit as a percent of revenue	50%	44%	54%
Total operating expenses	$251,776	$140,071	$97,195
Net income	$31,025	$1,910	$45,096
Diluted earnings per share	$0.63	$0.06	$1.74
(1)

On October 25, 2019, the merger of Nanometrics with Rudolph was consummated and resulted in the combined company, which was renamed Onto Innovation Inc. Rudolph is treated as the accounting acquirer in the 2019 Merger and therefore the financial results include Rudolph for all periods presented and the financial results of the former Nanometrics for the periods on or after October 26, 2019.

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computers, mobile devices, data centers, artificial intelligence and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project capital equipment spending to increase approximately 14% to 16% for 2021 as compared to 2020. Our revenue and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 26, 2020, December 31, 2019 and December 31, 2018, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 54.6%, 42.7%, and 18.3% of our revenue, respectively.

Our cash, cash equivalents and marketable securities balance increased to $373.7 million at the end of fiscal 2020 compared to $320.2 million at the end of the fiscal 2019. This increase was primarily the result of $106.0 million of cash generated from operating activities. In addition, the Company used approximately $52.0 million to repurchase 1.9 million shares of common stock during 2020.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.0%	55.9%	45.8%
Gross profit	50.0%	44.1%	54.2%
Operating expenses:
Research and development	15.2%	15.8%	14.6%
Sales and marketing	8.6%	9.2%	8.0%
General and administrative	11.7%	17.4%	12.3%
Amortization	9.7%	3.4%	0.6%
Total operating expenses	45.2%	45.8%	35.5%
Operating income (loss)	4.8%	(1.7)%	18.7%
Interest income, net	0.5%	1.2%	0.8%
Other income (expense), net	(0.5)%	0.3%	—%
Income (loss) before provision (benefit) for income taxes	4.8%	(0.2)%	19.5%
Provision (benefit) for income taxes	(0.7)%	(0.8)%	3.0%
Net income	5.5%	0.6%	16.5%

Results of Operations for 2020, 2019 and 2018

Revenue. Our revenue is derived from the sale of our systems and software, spare parts, and services. Our revenue was $556.5 million, $305.9 million and $273.8 million for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively. This represents an increase of 81.9% from 2019 to 2020 and an increase of 11.7% from 2018 to 2019. The increase in revenue of 81.9% in the fiscal year ended December 26, 2020 compared to the prior year is primarily attributable to revenue from the 2019 Merger now including revenue from the legacy Nanometrics business for the full fiscal year and increased investments from our foundry and logic customers. The increase in revenue from 2018 to 2019 was primarily due to the inclusion of revenue from legacy Nanometrics business for the period from October 25, 2019, the effective date of the 2019 Merger, through December 31, 2019.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended December 26,		Year Ended December 31,
	2020		2019		2018
Systems and software	$450,459	80%	$255,723	84%	$234,241	86%
Parts	65,444	12%	34,892	11%	28,658	10%
Services	40,593	8%	15,281	5%	10,885	4%
Total revenue	$556,496	100%	$305,896	100%	$273,784	100%

Total systems and software revenue increased $194.7 million for the year ended December 26, 2020 as compared to the year ended December 31, 2019 primarily due to the inclusion of revenue from legacy Nanometrics for the period.  The year-over-year change in systems revenue was primarily due to an increase of $178.6 million of revenue from legacy Nanometrics for the period and increased investment from our foundry and logic customers. The year-over-year increase in parts and services revenue in absolute dollars from 2019 to 2020 was primarily due to an increase of $54.3 million of parts and service revenue from legacy Nanometrics for 2020.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Total systems and software revenue increased $21.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to the inclusion of revenue from legacy Nanometrics for the period from the effective date of the 2019 Merger.  The year-over-year change in systems revenue was driven by an increase of $29.9 million in process control systems revenue due to inclusion of $56.0 million of revenue from legacy Nanometrics for the period from the effective date of the 2019 Merger. This increase was partially offset by decreased demand for our products in both advanced packaging and front-end systems.  Software licensing, support and maintenance revenue decreased $4.0 million, primarily due to a decrease in revenue from our process control and yield management software. The year-over-year increase in parts and services revenue in absolute dollars from 2018 to 2019 was primarily due to the inclusion of $10.3 million of parts and service revenue from legacy Nanometrics for the period from the effective date of the 2019 Merger.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

The following table sets forth, for the periods indicated, our revenue by geographic region as percentages of our revenue.

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Revenue	$556,496	$305,896	$273,784
China	22%	26%	23%
Taiwan	22%	22%	17%
South Korea	16%	14%	19%
United States	15%	15%	16%
Japan	11%	10%	8%
Europe	9%	8%	10%
Southeast Asia	5%	5%	7%
Total revenue	100%	100%	100%

The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continue to occur in this region and we expect that trend to continue.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including  inventory step-up from purchase accounting, manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $278.5 million, $135.0 million and $148.3 million for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively.  Our gross profit represented 50.0%, 44.1% and 54.2% for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively.  The increase in gross profit as a percentage of revenue from 2019 to 2020 was primarily due to a favorable impact from higher revenue volume of products and services from the 2019 Merger with inclusion of legacy Nanometrics results for the full fiscal year, partially offset by additional charges for excess and obsolete inventory. During the fourth quarter of the year ended December 26, 2020, we recognized a write-down of inventory in the amount of $8.1 million for our JetStep X300 product line to net realizable value based on future demand and market conditions.  The decrease in gross profit as a percentage of revenue from 2018 to 2019 was primarily due to charges to cost of goods sold including a $15.4 million charge for the sale of inventory written-up to fair value upon the 2019 Merger and $7.8 million in additional charges related to excess and obsolete inventory.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $84.6 million, $48.4 million and $40.0 million in fiscal years 2020, 2019 and 2018, respectively.  The year-over-year dollar increases from 2018 through 2020 were primarily due to the 2019 Merger where research and development expenses for legacy Nanometrics was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  Our sales and marketing expenses were $48.1 million, $28.3 million and $22.0 million in fiscal years 2020, 2019 and 2018, respectively.  The year-over-year dollar increases from 2018 through 2020 were primarily due to the 2019 Merger where sales and marketing expenses for legacy Nanometrics was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $65.3 million, $53.0 million and $33.7 million in fiscal years 2020, 2019 and 2018, respectively.  The year-over-year dollar increases from 2018 through 2020 were primarily due to the 2019 Merger where general and administrative expenses for legacy Nanometrics was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $53.7 million, $10.4 million and $1.5 million in fiscal years 2020, 2019 and 2018, respectively.  The year-over-year dollar increases from 2018 through 2020 were primarily due to additional amortization recorded associated with additional purchased intangible assets recorded as a result of the 2019 Merger where such amortization expense was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.

Interest income (expense), net.  In fiscal years 2020, 2019 and 2018, net interest income was $2.9 million, $3.7 million and $2.2 million, respectively.  The decrease in net interest income from 2019 to 2020 was due to lower interest rates during the 2020 period, partially offset by additional interest income on a higher marketable securities balance following the 2019 Merger.  The increase in net interest income from 2018 to 2019 was due to interest earned on our marketable securities and additional interest income on a higher marketable securities balance following the 2019 Merger.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Income (loss) before provision (benefit) for income taxes	$26.9	$(0.6)	$53.3
Provision (benefit) for income taxes	$(4.2)	$(2.5)	$8.3
Effective tax rate	(15.5)%	(419.9)%	15.5%

The income tax provision differs from the federal statutory income tax rate of 21% for 2020 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $4.3 million, tax benefits for research and development credits of $4.9 million, and a one-time benefit related to the closure of an IRS audit for tax years 2016 through 2018 of $2.9 million.  These benefits were partially offset by the inclusion of Global Intangible Low-Taxed Income (“GILTI”) of $2.0 million.

The income tax provision differs from the federal statutory income tax rate of 21% for 2019 primarily due to a benefit related to the FDII of $2.3 million and tax benefits for research and development credits of $2.1 million, partially offset by non-deductible transaction costs of $1.1 million and Section 162(m) limitation on the deductibility of executive compensation of $0.8 million.

The income tax provision differs from the federal statutory income tax rate of 21% for 2018 primarily due to FDII from Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”) of $2.2 million, tax benefits for research and development credits of $2.3 million, offset by a Section 162(m) limitation on the deductibility of executive compensation of $0.5 million and additional Accounting Standards Codification (“ASC”) 740-10 tax reserves of $0.6 million.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The Company filed a claim for a refund of prior years’ income taxes paid under the provisions of the CARES Act which resulted in a tax benefit of $1.1 million as the 2019 net operating loss was carried back to a year with higher tax rates.

Liquidity and Capital Resources

At December 26, 2020, we had $373.7 million of cash, cash equivalents and marketable securities and $611.6 million in working capital.  At December 31, 2019, our cash, cash equivalents and marketable securities totaled $320.2 million, while working capital amounted to $555.9 million.

Net cash and cash equivalents provided by operating activities for the years ended December 26, 2020, December 31, 2019 and December 31, 2018 totaled $106.0 million, $18.1 million and $35.1 million, respectively.

•

Cash provided by operating activities increased in fiscal 2020 compared to fiscal 2019 primarily due to higher net income, adjusted to exclude the effect of non-cash charges, of $81.3 million, an increase in accrued and other liabilities of $24.5 million, a decrease in prepaid expenses and other assets of $16.5 million and an increase in accounts payable of $23.5 million, partially offset by an increase in inventories of $33.1 million, an increase in accounts receivable of $16.1 million and a decrease in income taxes of $8.8 million.

•

Net cash and cash equivalents provided by operating activities decreased in fiscal 2019 compared to fiscal 2018 primarily due to lower net income, adjusted to exclude the effect of non-cash charges, of $10.8 million, a decrease in accounts payable of $15.7 million, an increase in accounts receivable of $10.4 million and  a decrease in accrued and other liabilities of $6.8 million and an increase in prepaid expenses and other assets of $2.0 million, which were partially offset by an increase in inventories of $22.2 million and a decrease in income taxes of $6.6 million.

Net cash and cash equivalents used in investing activities for the year ended December 26, 2020 was $48.6 million. For the years ended December 31, 2019 and December 31, 2018, investing activities provided net cash and cash equivalents of $4.1 million and $33.8 million, respectively.

•

During the year ended December 26, 2020, net cash used in investing activities included purchases of marketable securities, net of proceeds from sales of marketable securities  of $47.6 million and purchases of property, plant and equipment of $3.8 million, partially offset by cash received from convertible note receivable of $2.8 million.

•

During the year ended December 31, 2019, net cash provided by investing activities included cash acquired in the 2019 Merger of $43.9 million, partially offset by purchases of marketable securities, net of proceeds from marketable securities of $33.0 million and purchases of property, plant and equipment of $6.8 million.

•

During the year ended December 31, 2018, net cash provided by investing activities included proceeds from sales of marketable securities, net of purchases of marketable securities of $46.3 million, partially offset by purchases of property, plant and equipment of $7.5 million and cash advanced on a convertible note receivable of $5.0 million.

Net cash used in financing activities was $53.7 million, $4.2 million and $23.9 million for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively.

•	During the year ended December 26, 2020, financing activities used cash to primarily purchase shares of our common stock under the share repurchase authorization of $52.0 million.
•

During the year ended December 31, 2019, financing activities used cash to primarily pay taxes related to shares withheld for share based compensation plans of $2.5 million and pay contingent consideration for acquired business of $1.8 million.

•

During the year ended December 31, 2018, financing activities used cash to primarily purchase shares of our common stock under share repurchase authorizations of $21.1 million and pay taxes related to shares withheld for share based compensation plans of $1.9 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

In November 2020, the Company’s Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  This share repurchase authorization replaces the remaining balance of $28 million from the prior share repurchase authorization.  Repurchases may be made through both public market and private transactions from time to time. At December 26, 2020, there was $100 million available for future share repurchases.

For further information regarding our share repurchases, see Note 17 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of December 26, 2020, the available line of credit was approximately $78.4 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. In addition, although the ultimate impact of the  COVID-19 pandemic on our future results remains uncertain, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-K. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. Market conditions due to the COVID-19 pandemic may have an impact on our ability to access such additional funding. Our borrowing capacity under our existing line of credit is tied to the value of eligible securities held at the time of borrowing, which may be negatively impacted by market conditions due to COVID-19 and government responses thereto. In addition, a reduction in or volatility with respect to our stock price or a general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 26, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $8.9 million at December 26, 2020. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur (dollars in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$24,242	$5,185	$10,850	$4,832	$3,375
Open and committed purchase orders	137,819	136,526	273	—	1,020
Total	$162,061	$141,711	$11,123	$4,832	$4,395

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, business acquisitions, intangible assets, share-based payments, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are regularly reviewed by management on an ongoing basis at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Excess and Obsolete Inventory. Inventories are stated at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal and transportation.  Cost is generally determined on a first-in, first-out basis, and includes material, labor and manufacturing overhead costs. We review and set standard costs as needed, but at a minimum, on an annual basis, at current manufacturing costs in order to approximate actual costs. We maintain reserves for our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product lifecycles, product demand and market conditions. If actual product lifecycles, product demand and market conditions are less favorable than those originally projected by management, additional inventory write-downs may be required.

Goodwill and Indefinite Lived Intangible Assets.  Goodwill is tested for impairment during the fourth quarter, or whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  The Company has one operating segment. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Intangible assets with indefinite lives, including in-process research and development (“IPR&D”), are tested for impairment if impairment indicators arise and, at a minimum, annually. However, the Company is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of intangible assets with indefinite lives may not be recoverable, including, but not limited to estimates of future cash flows, the discount rate, terminal growth rates, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.

There was no impairment of goodwill or IPR&D for the years presented.

Long-Lived Assets and Finite-Lived Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.  During the year ended December 31, 2019, we recognized a $0.5 million impairment loss on long-lived assets.  No such indicators were noted in 2020 or 2018.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 26, 2020 and December 31, 2019, we had recorded valuation allowances of $14.2 million and $14.2 million on certain of our deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  We evaluated the realizability of the deferred tax assets based on positive earnings as well as the projected earnings in future years and believe it is more likely than not that the substantial majority of our deferred tax asset will be realized in the future years.  We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.

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

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 26, 2020, an immediate adverse change of 10% in interest rates (e.g. 1.00% to 1.10%) would result in a decrease of $1.5 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software revenues are denominated in U.S. dollars.  However, our international operations are exposed to foreign currency exchange rate fluctuations arising from U.S. dollar denominated intercompany balances between our U.S. headquarters and that of our foreign owned entities. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of December 26, 2020 was approximately $29.6 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $0.5 million in foreign currency exchange losses / (gains).

We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on revenues denominated in Japanese yen.  These forward contracts are not designated as accounting hedges, so the change in fair value of the forward exchange contracts is recognized under the caption “Other (income) expense” in the Consolidated Statements of Operations for each reporting period. As of December 26, 2020, and December 31, 2019, we had eight and seventeen outstanding forward contracts with a total notional contract value of $37.6 million and $38.9 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and related information required by this Item are set forth on the pages indicated in Item 15(a) of this Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 26, 2020. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 26, 2020 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2020.

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

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended December 26, 2020 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 26, 2020, as stated in its attestation report included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

In October 2019, we completed the merger with Nanometrics which operated under its own set of systems and internal controls. During the year ended December 26, 2020, we completed the integration of Nanometrics into our financial reporting processes and procedures and internal control over financial reporting.  In addition, in January 2020, we implemented a new enterprise resource planning (“ERP”) system in our domestic legacy Rudolph business to provide better support for our changing business needs and plans for future growth.  As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented certain new controls relating to the ERP system. We will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than noted above, there have been no additional changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s year ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 11, 2021, and the information included in the Proxy Statement is incorporated herein by reference.

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

The information required by this Item is included under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included under the headings “Related Persons Transactions Policy” and “Board Independence” in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is included under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
(a)	The following documents are filed as part of this Form 10-K:
1.	Financial Statements

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-10 of this report. The Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-4 of this report.

2.	Financial Statement Schedule

See Index to financial statements on page F-1 of this report.

3.	Exhibits

Exhibits are as set forth in the “Exhibit Index”, provided below. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Nanometrics Incorporated, Rudolph Technologies, Inc. and PV Equipment Inc.	8-K	000-13470	June 24, 2019	2.1
3.1	Amended and Restated Certificate of Incorporation of Onto Innovation Inc.	8-K	001-39110	October 28, 2019	3.2
3.2	Amended and Restated Bylaws of Onto Innovation Inc.	8-K	001-39110	January 27, 2020	3.1
4.1	Description of Securities	10-K	001-39110	February 25, 2020	4.1
4.2	Form of Common Stock Certificate	10-K	001-39110	February 25, 2020	4.2
10.1	Nanometrics Incorporated Amended and Restated 2003 Employee Stock Purchase Plan	DEF14A	000-13470	April 4, 2016	Appendix 1
10.1.1	Form of Subscription Agreement Under the Nanometrics Incorporated Amended and Restated 2003 Employee Stock Purchase Plan	S-8	333-40866	June 24, 2019	4.1
10.2*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan	DEF14A	000-13470	April 4, 2017	Appendix B
10.2.1*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-13470	March 24, 2015	99.1
10.2.2*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements	10-K	000-13470	March 13, 2008	10.8
10.3*	Rudolph Technologies, Inc. 2009 Stock Plan	DEFR14A	000-27965	May 8, 2009	Appendix A
10.3.1*	Amended form of Employee Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan	10-Q	001-36226	August 3, 2017	10.12
10.4*	Rudolph Technologies, Inc. 2018 Stock Plan	8-K	001-36226	May 16, 2018	10.1
10.4.1*	Form of Employee Performance Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan	10-Q	001-36226	August 2, 2018	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.4.2*	Form of Employee Stock Option Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan	10-Q	001-36226	August 2, 2018	10.2
10.5*	Onto Innovation Inc. 2020 Stock Plan and forms of restricted stock units purchase agreements, performance stock unit purchase agreements and stock option agreements.	8-K	001-39110	May 14, 2020	10.1
10.6*	Onto Innovation Inc. 2020 Employee Stock Purchase Plan	S-8	333-238492	May 19, 2020	10.2
10.7*	Compensation Arrangements with Named Executive Officers	8-K	000-13470	March 1, 2018	5.02
10.8*	Form of Indemnification Agreement between the Nanometrics Incorporated and each of its directors and executive officers	8-K	000-13470	February 20, 2013	10.1
10.9*	Form of Indemnity Agreement	8-K	001-36226	June 24, 2019	10.1
10.10*	Form of Indemnification Agreement	8-K	001-39110	November 6, 2019	10.1
10.11*	General Severance Benefits and Change in Control Severance Benefits Agreement between Kevin Heidrich and Nanometrics Incorporated, dated May 19, 2015.	8-K	000-13470	May 22, 2015	10.4
10.12*	General Severance Benefits and Change in Control Severance Benefits Agreement between Rollin Kocher and Nanometrics Incorporated, dated November 10, 2016.	10-K	000-13470	March 3, 2017	10.22
10.13*	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth as restated and amended on July 29, 2014.	10-Q	001-36226	August 6, 2014	10.2
10.14*	Employment Agreement, dated as of November 9, 2015, by and between Rudolph Technologies, Inc. and Michael Plisinski.	8-K	001-36226	November 9, 2015	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.15*	Executive Change of Control Agreement, dated August 20, 2009, by and between Rudolph Technologies, Inc. and Robert A. Koch.	10-Q	000-27965	November 6, 2009	10.3
10.16	License Agreement, dated June 28, 1995, between Rudolph Technologies Inc. and Brown University Research Foundation.	S-1	333-86821	September 9, 1999	10.1
21.1+	Subsidiaries.	―	―	―	―
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	―	―	―	―
31.1+	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
31.2+	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
+	Filed herewith.

ONTO INNOVATION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onto Innovation Inc. (the Company) as of December 26, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

     Excess Inventory Reserve

Description of the Matter

As described in Note 8 to the consolidated financial statements, the Company had net inventories of $191.2 million as of December 26, 2020, which included materials of $124.9 million, work-in-progress of $44.8 million, and finished goods of $21.5 million. The valuation of certain of the Company's inventory is subject to risks associated with supply and demand. As described in Note 2 to the consolidated financial statements, the Company maintains reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about historical and future demand for the Company’s products and market conditions.

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

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Onto Innovation Inc.’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Onto Innovation Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 19, 2021

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Revenue	$556,496	$305,896	$273,784
Cost of revenue	278,043	170,868	125,505
Gross profit	278,453	135,028	148,279
Operating expenses:
Research and development	84,584	48,358	39,953
Sales and marketing	48,136	28,251	22,010
General and administrative	65,310	53,017	33,698
Amortization	53,746	10,445	1,534
Total operating expenses	251,776	140,071	97,195
Operating income (loss)	26,677	(5,043)	51,084
Interest income, net	2,899	3,666	2,206
Other income (expense), net	(2,708)	780	56
Income (loss) before provision (benefit) for income taxes	26,868	(597)	53,346
Provision (benefit) for income taxes	(4,157)	(2,507)	8,250
Net income	$31,025	$1,910	$45,096
Earnings per share:
Basic	$0.63	$0.06	$1.77
Diluted	$0.63	$0.06	$1.74
Weighted average number of shares outstanding:
Basic	49,136	29,729	25,470
Diluted	49,475	30,007	25,895

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Net income	$31,025	$1,910	$45,096
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	123	(44)	136
Change in currency translation adjustments	5,043	709	(194)
Total other comprehensive income (loss), net of tax	5,166	665	(58)
Total comprehensive income	$36,191	$2,575	$45,038

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 26, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$136,720	$130,673
Marketable securities	237,002	189,563
Accounts receivable, less allowance of $784 in 2020 and $1,247 in 2019	149,251	123,656
Inventories	191,217	176,134
Prepaid expenses and other current assets	17,471	21,638
Total current assets	731,661	641,664
Property, plant and equipment, net	87,950	98,420
Goodwill	306,632	307,148
Identifiable intangible assets, net	318,357	371,953
Deferred income taxes	2,235	1,456
Other assets	21,337	27,939
Total assets	$1,468,172	$1,448,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,183	$27,738
Accrued liabilities	37,075	26,204
Deferred revenue	14,334	12,629
Other current liabilities	28,499	19,172
Total current liabilities	120,091	85,743
Deferred and other tax liabilities	55,623	67,040
Other non-current liabilities	27,712	31,771
Total liabilities	203,426	184,554
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 97,000 shares authorized, 48,758 and 50,184 issued and outstanding at December 26, 2020 and December 31, 2019, respectively.	49	50
Additional paid-in capital	1,233,967	1,269,437
Accumulated other comprehensive income (loss)	4,568	(598)
Accumulated earnings (deficit)	26,162	(4,863)
Total stockholders’ equity	1,264,746	1,264,026
Total liabilities and stockholders’ equity	$1,468,172	$1,448,580

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$31,025	$1,910	$45,096
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	13,832	5,965	4,848
Amortization of intangibles	53,746	10,445	1,534
Share-based compensation	17,662	10,585	6,062
Acquired inventory step-up amortization	10,678	15,370	—
Provision for inventory valuation	14,703	10,841	3,042
Deferred income taxes	(11,631)	(4,116)	2,163
Other, net	4,711	2,459	1,558
Change in operating assets and liabilities net of assets acquired and liabilities assumed in merger:
Accounts receivable	(25,816)	(9,721)	706
Income taxes	(1,196)	7,648	1,056
Inventories	(42,409)	(9,338)	(31,545)
Prepaid expenses and other assets	11,409	(5,079)	(3,101)
Accounts payable	11,403	(12,138)	3,512
Accrued and other liabilities	17,867	(6,685)	163
Net cash and cash equivalents provided by operating activities	105,984	18,146	35,094
Cash flows from investing activities:
Purchases of marketable securities	(313,027)	(127,462)	(140,018)
Proceeds from sales of marketable securities	265,409	94,486	186,332
Purchases of property, plant and equipment	(3,829)	(6,802)	(7,542)
Cash acquired from merger	—	43,882	—
Cash received from (advanced on) convertible note receivable	2,848	—	(5,000)
Net cash and cash equivalents provided by (used in) investing activities	(48,599)	4,104	33,772
Cash flows from financing activities:
Purchases of common stock	(52,000)	(744)	(21,069)
Tax payments related to shares withheld for share-based compensation plans	(4,052)	(2,540)	(1,921)
Payment of contingent consideration for acquired business	(569)	(1,758)	(1,543)
Issuance of shares through share-based compensation plans	2,919	844	624
Net cash and cash equivalents used in financing activities	(53,702)	(4,198)	(23,909)
Effect of exchange rate changes on cash and cash equivalents	2,364	233	(339)
Net increase in cash and cash equivalents	6,047	18,285	44,618
Cash and cash equivalents at beginning of year	130,673	112,388	67,770
Cash and cash equivalents at end of year	$136,720	$130,673	$112,388
Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$6,415	$(3,848)	$4,301

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 26, 2020,

December 31, 2019 and December 31, 2018

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings /
	Shares	Amount	Capital	Income / (Loss)	(Deficit)	Total
Balance at December 31, 2017	25,416	$32	$386,196	$(1,205)	$(51,869)	$333,154
Issuance of shares through share-based compensation plans, net	358	—	624	—	—	624
Repurchase of common stock	(853)	(1)	(21,068)	—	—	(21,069)
Net income	—	—	—	—	45,096	45,096
Share-based compensation	—	—	6,062	—	—	6,062
Share-based compensation plan withholdings	(66)	—	(1,921)	—	—	(1,921)
Currency translation	—	—	—	(194)	—	(194)
Unrealized gain on investments	—	—	—	136	—	136
Balance at December 31, 2018	24,855	31	369,893	(1,263)	(6,773)	361,888
Effect of merger	25,060	19	890,112	—	—	890,131
Issuance of shares through share-based compensation plans, net	377	—	2,131	—	—	2,131
Repurchase of common stock	(30)	—	(744)	—	—	(744)
Net income	—	—	—	—	1,910	1,910
Share-based compensation	—	—	10,585	—	—	10,585
Share-based compensation plan withholdings	(78)	—	(2,540)	—	—	(2,540)
Currency translation	—	—	—	709	—	709
Unrealized loss on investments	—	—	—	(44)	—	(44)
Balance at December 31, 2019	50,184	50	1,269,437	(598)	(4,863)	1,264,026
Issuance of shares through share-based compensation plans, net	668	1	2,918	—	—	2,919
Repurchase of common stock	(1,882)	(2)	(51,998)	—	—	(52,000)
Net income	—	—	—	—	31,025	31,025
Share-based compensation	—	—	17,662	—	—	17,662
Share-based compensation plan withholdings	(118)	—	(4,052)	—	—	(4,052)
Other	(94)	—	—	—	—	—
Currency translation	—	—	—	5,043	—	5,043
Unrealized gain on investments	—	—	—	123	—	123
Balance at December 26, 2020	48,758	$49	$1,233,967	$4,568	$26,162	$1,264,746

The accompanying notes are an integral part of these consolidated financial statements

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Organization and Nature of Operations:

Onto Innovation Inc. (“Onto Innovation” or the “Company”) is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. The Company delivers comprehensive solutions throughout the semiconductor fabrication process with our families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. The Company provides process and yield management solutions used in both wafer processing facilities, often referred to as “front-end,” and in device packaging and test facilities, commonly referred to as “back-end” manufacturing. The Company’s advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings. Onto Innovation’s systems are backed by worldwide customer service and applications support. The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore and in several countries in Europe. The Company operates in a single reportable segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

2.	Summary of Significant Accounting Policies:

Consolidation. The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Fiscal Year.  In the first quarter of 2020, the Company changed its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The fiscal year of 2020 began on January 1, 2020 and ended December 26, 2020. Financial statements for 2019 and 2018 continue to be presented on the basis of our previous calendar year end.

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

For additional information on the Company’s revenue recognition, see Note 10 of Notes to the Consolidated Financial Statements.

Business Combinations.  The Company accounts for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in its consolidated statements of operations. Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, especially at the acquisition date including its estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, acquired technologies, technology obsolescence rates, estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

For additional information on the Company’s business combinations, see Note 3 of Notes to the Consolidated Financial Statements.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include the allowance for credit losses, excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves and share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of December 26, 2020 and through the date of this report. While there was not a material impact as of and for the year ended December 26, 2020 and through the date of this report, future actual magnitude and duration of COVID-19, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

Allowance for Credit Losses.  The Company maintains an allowance for credit losses that is estimated based on a combination of factors including write-off history, aging analysis, forecast of future economic conditions and any specific known troubled accounts. The Company believes the allowance is adequate to cover expected losses on trade receivables.  Provisions for expected credit losses are classified as selling, general and administrative expense in the Consolidated Statements of Operations. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, including as a result of COVID-19, additional allowances may be required.

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

Long-Lived Assets and Finite-Lived Acquired Intangible Assets.  Long-lived assets, such as property, plant, and equipment, and identifiable acquired intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2019, there was an impairment to an item in property, plant and equipment of $507, which was recorded in general and administrative expenses in the Consolidated Statements of Operations.  There were no impairments of long-lived assets for the years ended December 26, 2020 and December 31, 2018.

Goodwill and Indefinite Lived Intangible Assets.  Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  The Company has one operating segment. No goodwill impairment occurred in fiscal years 2020, 2019, or 2018. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Intangible assets with indefinite lives, including in-process research and development (“IPR&D”), are tested for impairment if impairment indicators arise and, at a minimum, annually. However, the Company is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of intangible assets with indefinite lives may not be recoverable, including, but not limited to estimates of future cash flows, the discount rate, terminal growth rates, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.

There was no impairment of goodwill or IPR&D for the years ended December 26, 2020, December 31, 2019 and December 31, 2018.

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

The Company’s accounts receivable result primarily from the sale of semiconductor equipment, related accessories and replacement parts. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Write-offs of uncollectible accounts have historically not been material. The Company actively monitors its customers' financial strength to reduce the risk of loss, including as a result of COVID-19.

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

For additional information on the Company’s income taxes, see Note 13 of Notes to the Consolidated Financial Statements.

Translation of Foreign Currencies.  The Company’s international branches and subsidiaries primarily generate and expend cash in their local functional currency. Accordingly, all balance sheet accounts of these local functional currency branches and subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period. The resulting translation adjustments are recorded as cumulative translation adjustments and are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $4,479 and $564 as of December 26, 2020 and December 31, 2019, respectively.

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

For additional information on the Company’s share-based compensation plans, see Note 11 of Notes to the Consolidated Financial Statements.

Research and Development Costs.  Expenditures for research and development are expensed as incurred.

Derivative Instruments and Hedging Activities. The Company’s policy is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values, in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, euros, Korean won, Taiwanese dollars, Chinese renminbi, British pound sterling, Singapore dollars and Israeli shekel), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These hedge contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 26, 2020 and December 31, 2019 were as follows:

	December 26,	December 31,
	2020	2019
Notional amount	$37,580	$38,887
Fair value of asset (liability)	(36)	120

 During the year ended December 26, 2020 and December 31, 2019, the Company recognized a gain of $510 and $343 on maturities of forward contracts, respectively.  During the year ended December 31, 2018, the Company recorded a loss of $81 on maturities of forward contracts.  The aggregate notional amounts of matured contracts were $373,749, $58,522 and $8,465 for 2020, 2019 and 2018, respectively.

Contingencies and Litigation.  The Company is subject to the possibility of losses from various contingencies, including certain legal proceedings, lawsuits and other claims. The Company accrues for a loss contingency when it concludes that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. If the Company concludes that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. The Company expenses as incurred the costs of defending legal claims against the Company. The Company does not recognize gain contingencies until realized. See Note 9 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” for a detailed description.

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

On October 25, 2019, the Company became Onto Innovation Inc. and accounted for the merger (“2019 Merger”) as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles

(“GAAP”). GAAP requires that either Nanometrics Incorporated (“Nanometrics”) or Rudolph Technologies, Inc. (“Rudolph”) is designated as the acquirer for accounting and financial reporting purposes (“Accounting Acquirer”). Based on the evidence available, Rudolph was designated as the Accounting Acquirer while Nanometrics was the acquirer for legal purposes. Therefore, Rudolph’s historical results of operations replaced Nanometrics’ historical results of operations for all periods prior to the 2019 Merger.

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

During the quarter ended December 26, 2020, the Company finalized its fair value determination of the assets acquired and the liabilities assumed.  The following table summarizes the final allocation of the total purchase consideration to the fair values of the assets acquired and liabilities assumed at the merger date.

Cash and cash equivalents	$43,882
Marketable securities	94,389
Account receivables	49,917
Inventories	98,478
Prepaid expenses and other current assets	6,659
Property, plant and equipment	77,451
Operating lease right-of-use assets	9,658
Identifiable intangible assets	374,900
Deferred income taxes	2,191
Other assets	850
Total assets acquired	758,375
Accounts payable	(23,361)
Payroll and related expenses	(20,290)
Deferred revenue	(5,931)
Other current liabilities	(10,679)
Income taxes payable	(2,007)
Other non-current liabilities	(90,113)
Net assets acquired	605,994
Goodwill	284,137
Total purchase consideration	$890,131

The inventory acquired consisted primarily of work in process, for which fair value was measured based on determining its net realizable value as such value represents an exit price in an orderly transaction between market participants, and raw materials. Factors that required judgment in determining the net realizable value for the inventory included determining estimated selling prices, cost to complete, costs to dispose, operating profit, and discount rates, among others. The Company recorded a $26,486 step-up of inventory to its fair value as of the 2019 Merger date.

The allocation of the intangible assets subject to amortization is as follows:

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

Developed technology relates to Nanometrics’ product family and was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The average estimated useful life of developed technologies was determined to be 6.6 years and was based on the technology cycle related to each developed technology, as well as the cash flows over the respective forecast period.

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

The results of operations of Nanometrics are reported in the Company’s consolidated financial statements from the date of the 2019 Merger and included $66,261 of total net sales and an operating loss of $7,065 for the year ended December 31, 2019.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Rudolph and Nanometrics, on a pro forma basis, as if the companies had combined at the beginning of fiscal year 2018. The pro forma financial information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved if the 2019 Merger had taken place on January 1, 2018, nor are they necessarily reflective of future results of operations. The pro forma information for all periods presented also includes adjustments to amortization charges for acquired intangible assets, depreciation charges for stepped-up fair value of acquired fixed assets, related tax effects and other adjustments.

The reported financial information for the year ended December 31, 2019 includes the results of Rudolph for the year then-ended and the results of Nanometrics from the merger date through December 31, 2019. The reported financial information for the year ended December 31, 2018 is the historical results of Rudolph:

	Year Ended
	December 31, 2019		December 31, 2018
	Reported	Pro Forma	Reported	Pro Forma
Net revenue	$305,896	$525,455	$273,784	$598,307
Net income attributable to Onto Innovation	1,910	901	45,096	36,246

4.	Fair Value Measurements:

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 26, 2020 and December 31, 2019:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 26, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$124,640	$—	$124,640	$—
Asset-backed securities	11,708	—	11,708	—
Certificates of deposit	36,373	—	36,373	—
Commercial paper	32,699	—	32,699	—
Corporate bonds	31,582	—	31,582	—
Total assets	$237,002	$—	$237,002	$—
Liabilities:
Foreign currency forward contracts	$36	$—	$36	$—
Total liabilities	$36	$—	$36	$—
December 31, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$81,108	$—	$81,108	$—
Asset-backed securities	10,779	—	10,779	—
Certificates of deposit	30,507	—	30,507	—
Commercial paper	30,708	—	30,708	—
Corporate bonds	36,461	—	36,461	—
Foreign currency forward contracts	120	—	120	—
Total assets	$189,683	$—	$189,683	$—
Liabilities:
Contingent consideration - acquisitions	$569	$—	$—	$569
Total liabilities	$569	$—	$—	$569

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

 See Note 5 for additional discussion regarding the fair value of the Company’s marketable securities.
5.	Marketable Securities:

At December 26, 2020 and December 31, 2019, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 26, 20120
Municipal notes and bonds	$124,387	$257	$4	$124,640
Asset-backed securities	11,679	29	—	11,708
Certificates of deposit	36,349	24	—	36,373
Commercial paper	32,690	12	3	32,699
Corporate bonds	31,544	50	12	31,582
Total marketable securities	$236,649	$372	$19	$237,002
December 31, 2019
Municipal notes and bonds	$80,926	$188	$6	$81,108
Asset-backed securities	10,767	12	—	10,779
Certificates of deposit	30,500	7	—	30,507
Commercial paper	30,707	1	—	30,708
Corporate bonds	36,409	52	—	36,461
Total marketable securities	$189,309	$260	$6	$189,563

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 26, 2020 and December 31, 2019:

	December 26, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$170,099	$170,321	$152,649	$152,852
Due after one through five years	66,550	66,681	36,660	36,711
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$236,649	$237,002	$189,309	$189,563

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at December 26, 2020 and December 31, 2019.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 26, 2020
Municipal notes and bonds	$8,641	$4	$—	$—
Asset-backed securities	—	—	—	—
Certificates of deposit	—	—	—	—
Commercial paper	8,862	3	—	—
Corporate bonds	14,947	12	—	—
Total marketable securities	$32,450	$19	$—	$—
December 31, 2019
Municipal notes and bonds	$14,166	$6	$—	$—
Total marketable securities	$14,166	$6	$—	$—

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.
6.	Goodwill and Purchased Intangible Assets:

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. The Company performed its annual assessment in the fourth quarter of fiscal 2020 and concluded that no impairment charge was required.

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2018	$22,495
Acquired goodwill (Note 3)	284,653
Balance at December 31, 2019	307,148
Goodwill adjustments (Note 3)	(516)
Balance at December 26, 2020	$306,632

Purchased Intangible Assets

Purchased intangible assets as of December 26, 2020 and December 31, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 26, 2020
Finite-lived intangible assets:
Developed technology	$326,877	$110,851	$216,026
Customer and distributor relationships	69,261	20,654	48,607
Trademarks and trade names	12,461	5,337	7,124
Total finite-lived intangible assets	408,599	136,842	271,757
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,199	$136,842	$318,357

December 31, 2019
Finite-lived intangible assets:
Developed technology	$326,726	$67,861	$258,865
Customer and distributor relationships	69,261	11,078	58,183
Trademarks and trade names	12,461	4,156	8,305
Total finite-lived intangible assets	408,448	83,095	325,353
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,048	$83,095	$371,953

Intangible asset amortization expense amounted to $53,746, $10,445 and $1,534 for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $48,024 for 2021, $47,625 for 2022, $47,150 for 2023, $41,465 for 2024, and $24,915 for 2025.
7.	Leasing Arrangements:

The Company determines if an arrangement is a lease at its inception. Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use assets are included in “Other assets” and the corresponding lease liabilities, depending on their maturity, are included in “Other current liabilities” or “Other non-current liabilities” in the Consolidated Balance Sheets.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the option will be exercised. Lease agreements frequently require the Company to pay real estate taxes, insurance and maintenance costs.  Leases with a term of one year or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date, giving consideration to publicly available data for instruments with similar characteristics. The Company accounts for the lease and non-lease components as a single lease component.

Lease costs for operating leases were $6,756 and $4,124 for the years ended December 26, 2020 and December 31, 2019, respectively. Operating lease costs are generally recognized over the lease term.  The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Details of the Company’s operating leases are as follows:

	Year Ended
Cash Flow Information	December 26, 2020	December 31, 2019
Cash paid for operating lease liabilities	$6,700	$3,872
Right-of-use assets obtained in exchange for operating lease liabilities	$725	$2,946

	December 26,	December 31,
Operating Lease Information	2020	2019
Weighted average remaining lease term	6.0	6.7
Weighted average discount rate	4.7%	4.5%

As of December 26, 2020, there was an insignificant amount of commitments for operating leases that have not yet commenced.  The reconciliation of the maturities of operating leases to the lease liabilities recorded on the Consolidated Balance Sheet as of December 26, 2020 is as follows:

Fiscal Year
2021	$5,186
2022	4,446
2023	3,460
2024	2,943
2025	2,912
Thereafter	5,295
Total undiscounted operating lease payments	24,242
Less: imputed interest	3,317
Present value of operating lease liabilities	$20,925

8.	Balance Sheet Components:

Inventories

Inventories are comprised of the following:

	December 26,	December 31,
	2020	2019
Materials	$124,926	$108,492
Work-in-process	44,829	42,694
Finished goods	21,462	24,948
Total inventories	$191,217	$176,134

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	December 26,	December 31,
	2020	2019
Land and building	$47,544	$47,222
Machinery and equipment	52,833	56,504
Furniture and fixtures	4,013	3,968
Computer equipment and software	15,549	15,770
Leasehold improvements	12,927	13,069
	132,866	136,533
Accumulated depreciation	(44,916)	(38,113)
Total property, plant and equipment, net	$87,950	$98,420

Depreciation expense amounted to $13,832, $5,965 and $4,848 for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively.

Other assets

Other assets is comprised of the following:

	December 26,	December 31,
	2020	2019
Convertible notes receivable, net of allowance of $2,000 at December 31, 2019	$—	$3,000
Operating lease right-of-use assets	19,669	23,588
Other	1,668	1,351
Total other assets	$21,337	$27,939

Accrued liabilities

Accrued liabilities is comprised of the following:
	December 26,	December 31,
	2020	2019
Payroll and related expenses	$30,270	$19,365
Warranty	6,062	6,348
Other	743	491
Total accrued liabilities	$37,075	$26,204

Other current liabilities

Other current liabilities is comprised of the following:

	December 26,	December 31,
	2020	2019
Contingent consideration - acquisitions	$—	$569
Income tax payable	4,109	2,783
Current operating lease obligations	4,470	4,906
Customer deposits	15,177	1,994
Accrued professional fees	1,184	1,520
Other	3,559	7,400
Total other current liabilities	$28,499	$19,172

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	December 26,	December 31,
	2020	2019
Unrecognized tax benefits (including interest)	$3,812	$6,384
Non-current operating lease obligations	16,455	19,970
Deferred revenue	1,292	2,464
Other	6,153	2,953
Total non-current liabilities	$27,712	$31,771

9.	Commitments and Contingencies:

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. These receivables were not included in the consolidated balance sheets as the criteria for sale treatment had been met. The Company sold $17,703 of receivables during the year ended December 26, 2020. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at December 26, 2020.

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended
	December 26, 2020	December 31, 2019
Balance, beginning of the period	$6,348	$2,441
Accruals	7,707	4,265
Warranty liability assumed in Merger	—	4,227
Usage	(7,570)	(4,585)
Balance, end of the period	$6,485	$6,348

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material activities with regard to these matters.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. Nanometrics’ complaint was later removed by OSI to the Northern District of California.  On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint.  On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim.  Nanometrics’ motion to dismiss was heard on February 28, 2019.  On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the 2019 Merger.  Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019.  On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave for OSI to amend the Complaint. OSI filed a Third Amended Complaint on January 21, 2020.  On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020.  On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend.  Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint.  On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims.  On December 1, 2020, the Northern District of California denied this final motion to dismiss and as a result the Company filed its Answer in this matter on December 22, 2020.  This matter is currently in discovery which is stipulated to extend to September of 2021.  Trial has been set for May 16, 2022.  At this time, the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,329, $1,429 and $1,904 for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $137,819 as of December 26, 2020.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of December 26, 2020 was approximately $78,366 with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.
10.	Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended
	December 26, 2020	December 31, 2019
Point-in-time	$527,677	$286,130
Over-time	28,819	19,766
Total revenue	$556,496	$305,896

See Note 15 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Year Ended
	December 26, 2020	December 31, 2019
Balance, beginning of the period	$15,093	$8,080
Deferred revenue assumed in Merger	—	5,931
Deferral of revenue	43,398	28,651
Recognition of deferred revenue	(42,864)	(27,569)
Balance, ending of the period	$15,627	$15,093

11.	Share-Based Compensation and Employee Benefit Plans:

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

Onto Innovation Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan provides for the grant of 3,613 stock options and other stock awards to employees, directors and consultants at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2020 Plan typically grade vest over a three-year period and expire ten years from the date of grant. Restricted stock units granted under the 2020 Plan typically vest over a three-year period for employees and one year for directors; however, other vesting periods are allowable under the 2020 Plan. Restricted stock units granted to employees have time based or performance based vesting.  As of December 26, 2020, there were 3,555 shares of common stock available for issuance pursuant to future grants under the 2020 Plan.

The following table reflects share-based compensation expense by type of award:

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Share-based compensation expense:
Restricted stock units, including all performance and market based awards	$15,780	$10,421	$6,062
Stock options and employee stock purchase options	1,882	164	—
Total share-based compensation	17,662	10,585	6,062
Tax effect on share-based compensation	3,849	2,283	1,362
Net effect on net income	$13,813	$8,302	$4,700
Effect on earnings per share:
Basic	$(0.28)	$(0.28)	$(0.18)
Diluted	$(0.28)	$(0.28)	$(0.18)

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the years ended December 26, 2020, December 31, 2019 and December 31, 2018 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	816	$18.50
Granted	228	$34.80
Vested	(325)	$17.73
Forfeited	(80)	$22.12
Nonvested at December 31, 2018	639	$24.26
Granted	271	$29.58
Assumed in Merger	598	$31.43
Vested	(366)	$25.69
Forfeited	(35)	$26.44
Nonvested at December 31, 2019	1,107	$28.89
Granted	498	$34.71
Vested	(498)	$29.46
Forfeited	(143)	$29.99
Nonvested at December 26, 2020	964	$31.37

 As of December 26, 2020, there was $19,135 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

Stock Option Activity

A summary of the Company’s stock option activity with respect to the years ended December 26, 2020, December 31, 2019 and December 31, 2018 follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	59	$15.20
Granted	—	—
Exercised	(22)	15.20
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	37	15.20
Granted	—	—
Assumed in Merger	12	16.27
Exercised	(2)	14.96
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	47	$15.49
Granted	—	—
Exercised	(19)	15.84
Expired	—	—
Forfeited	—	—
Outstanding at December 26, 2020	28	$15.25	1.9	$915
Vested or expected to vest at December 26, 2020	28	$15.25	1.9	$915
Exercisable at December 26, 2020	28	$15.25	1.9	$915

The total intrinsic value of the stock options exercised during fiscal years 2020, 2019 and 2018 was $420, $51 and $384, respectively.  As of December 26, 2020, there was no unrecognized compensation cost related to stock options granted under the plans.

The options outstanding and exercisable at December 26, 2020 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$15.20 - $18.79	28	1.9	$15.25	28	$15.25

Employee Stock Purchase Plan

Onto Innovation Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).  Under the terms of the 2020 ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee pays for each share of stock is 85% of the lesser of the fair market value of Company common stock at the beginning or the end of the applicable six-month purchase period. The 2020 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a compensatory plan as defined by FASB ASC 718, “Stock Compensation.”

Through the Company’s employee stock purchase plans, employees purchased 91, 72 and 13 shares during the twelve months ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively.  As of December 26, 2020 and December 31, 2019, there were 1,500 and 236, shares available for issuance under the Company’s employee stock purchase plans, respectively.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after-tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary.  Matching contributions to the plan totaled $2,315, $1,317 and $1,118 for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, respectively.
12.	Other Income (Expense), Net:

Other income (expense), net is comprised of the following:

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Foreign currency exchange gains (losses), net	$(3,070)	$676	$(255)
Gain on casualty insurance claim	—	—	302
Other	362	104	9
Total other income (expense), net	$(2,708)	$780	$56

13.	Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$1,466	$(27)	$4,423
State	371	88	1,038
Foreign	5,637	1,548	626
	7,474	1,609	6,087
Deferred:
Federal	(10,355)	(4,730)	1,961
State	(1,036)	506	(73)
Foreign	(240)	108	275
	(11,631)	(4,116)	2,163
Total income tax expense (benefit)	$(4,157)	$(2,507)	$8,250

The income before tax is comprised of the following:
	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Domestic operations	$(120)	$(7,087)	$49,089
Foreign operations	$26,988	$6,490	$4,257

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended December 26, 2020, December 31, 2019 and December 31, 2018, to income before provision for income taxes as follows:

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Federal income tax provision (benefit) at statutory rate	$5,642	$(125)	$11,203
State taxes, net of federal effect	126	113	747
Foreign taxes, net of federal effect	596	(1,277)	17
Foreign Derived Intangible Income ("FDII") Deduction	(4,262)	(2,278)	(2,217)
Global Intangible Low-Taxes Income ("GILTI") inclusion	2,013	1,786	113
Non-deductible officer's compensation	213	826	526
Research & development tax credit	(4,858)	(2,126)	(2,298)
Tax impact of IRS audit closure	(2,905)	—	—
Impact of the Tax Act	—	—	105
Impact of the CARES Act	(1,141)	—	—
Other	419	574	54
Provision (benefit) for income taxes	$(4,157)	$(2,507)	$8,250
Effective tax rate	(16)%	(420)%	15%

Deferred tax assets and liabilities are comprised of the following:

	December 26,	December 31,
	2020	2019
Deferred Tax Assets:
Reserves and accruals	$13,874	$8,254
Deferred revenue	1,648	1,219
Share-based compensation	2,556	2,955
Tax credit carryforward	10,801	11,307
Net operating losses	4,849	6,008
Depreciation and amortization	687	946
Operating lease liabilities	4,261	4,965
Other	1,877	772
Gross deferred tax assets	40,553	36,426
Less: valuation allowance	(14,238)	(14,160)
Total deferred tax assets after valuation allowance	26,315	22,266
Deferred Tax Liabilities:
Depreciation and amortization	(75,608)	(83,082)
Operating lease right of use assets	(3,960)	(4,709)
Other	(135)	(59)
Gross deferred tax liabilities	(79,703)	(87,850)
Net deferred tax liabilities	$(53,388)	$(65,584)

At December 26, 2020 and December 31, 2019, the Company had recorded valuation allowances of $14,238 and $14,160, respectively, on a certain portion of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  The Company maintained a full valuation allowance against its Switzerland and United Kingdom deferred tax assets of $2,797 and $467, respectively.  The Company also maintained a valuation allowance against a portion of its federal and California deferred tax assets of $3,150 and $7,824, respectively.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.  In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of

December 26, 2020, the Company relied primarily on the reversal of deferred tax liabilities as well as projected future taxable income.

At December 26, 2020, the Company had federal, state and foreign net operating loss carryforwards of $85, $1,892 and $2,873, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates beginning in 2020 through 2035.

At December 26, 2020, the Company had federal and state research & development credits and foreign tax credit carryforwards of $5,731, $10,664 and $3,150, respectively.  The state research & development credits are set to expire at various dates beginning in 2039. The foreign tax credit is set to expire at various dates through December 31, 2029.

As of December 26, 2020, the Company has provided U.S. income taxes on all its foreign earnings.  The Company continues to permanently reinvest the cash held offshore to support its working capital needs.  Accordingly, no additional foreign withholding taxes that may be required from certain jurisdictions in the event of a cash distribution have been provided for.

The total amount of unrecognized tax benefits are as follows:

	December 26,	December 31,
	2020	2019	2018
Balance, beginning of the period	$15,143	$5,528	$4,880
Gross increases—tax positions in prior period	347	9,989	496
Gross decreases—tax positions in prior period	—	(932)	(61)
Gross increases—current-period tax positions	1,048	558	213
Closure of audit/statute limitation	(3,052)	—	—
Balance, end of the period	$13,486	$15,143	$5,528

The unrecognized tax benefit at December 26, 2020 and December 31, 2019 were $13,486 and $15,143, respectively, of which $8,863 and $10,649, respectively, would be reflected as an adjustment to income tax expense if recognized.  The year over year decrease from 2019 to 2020 is primarily due to the closure of IRS audit for tax years 2016 through 2018, offset by additional unrecognized tax benefits related to federal tax exposures.  It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 26, 2020, December 31, 2019 and December 31, 2018, the Company recognized approximately $(193), $236 and $199, respectively, in interest and penalties (benefit) expense associated with uncertain tax positions. As of December 26, 2020 and December 31, 2019, the Company had accrued interest and penalties expense included in the table of unrecognized tax benefits of $1,487 and $1,681, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.   The Company is subject to ordinary statute of limitation rules of three and four years for federal and state returns, respectively.  However, due to tax attribute carryforwards, the Company is subject to examination for tax years 2003 forward for U.S. federal tax purposes with respect to carryforward amounts.  The Company is also subject to examination in various states for tax years 2002 forward with respect to carryforward amounts.  The Company is subject to examination for tax years 2010 forward for various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.

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

14.	Accumulated Other Comprehensive (Income) Loss:

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale debt securities.  See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive (income) loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized (gains) losses on marketable securities	Accumulated other comprehensive loss (income)
Balance at December 31, 2018	$1,273	$(10)	$1,263
Net current period other comprehensive (income) loss	(709)	44	(665)
Reclassifications	—	—	—
Balance at December 31, 2019	564	34	598
Net current period other comprehensive income	(5,043)	(123)	(5,166)
Reclassifications	—	—	—
Balance at December 26, 2020	$(4,479)	$(89)	$(4,568)

15.	Segment Reporting and Geographic Information:

The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection and metrology, lithography and process control software systems used by microelectronics device manufacturers. Therefore, the Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The CEO allocates resources and assesses performance of the business and other activities at the reportable segment level.

The following table lists the different sources of revenue:

	Year Ended December 26,		Year Ended December 31,
	2020		2019		2018
Systems and software	$450,459	80%	$255,723	84%	$234,241	86%
Parts	65,444	12%	34,892	11%	28,658	10%
Services	40,593	8%	15,281	5%	10,885	4%
Total revenue	$556,496	100%	$305,896	100%	$273,784	100%

 The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Revenue from third parties:
China	$125,023	$80,017	$63,243
Taiwan	120,959	66,601	45,312
South Korea	90,193	43,997	51,750
United States	81,708	46,717	43,944
Japan	59,295	29,816	22,361
Europe	49,697	23,023	27,173
Southeast Asia	29,621	15,725	20,001
Total revenue	$556,496	$305,896	$273,784

The following chart identifies our customers that represented 10% or more of total revenue for each of the last three fiscal years:

	2020	2019	2018
Samsung Semiconductor	15%	^	^
Taiwan Semiconductor Manufacturing Co. Ltd.	14%	13%	^
SK Hynix Inc.	^	13%	12%

^ The customer accounted for less than 10% of total revenue during the period.

At December 26, 2020, three customers, Samsung Semiconductor, Taiwan Semiconductor Manufacturing Co. Ltd., and SK Hynix Inc., accounted for more than 10% of net accounts receivable. At December 31, 2019, one customer, Taiwan Semiconductor Manufacturing Co. Ltd., accounted for more than 10% of net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.
16.	Earnings Per Share:

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	December 26,	December 31,
	2020	2019	2018
Numerator:
Net income	$31,025	$1,910	$45,096
Denominator:
Basic earnings per share - weighted average shares outstanding	49,136	29,729	25,470
Effect of potential dilutive securities:
Restricted stock units, employee stock purchase grants and stock options - dilutive shares	339	278	426
Diluted earnings per share - weighted average shares outstanding	49,475	30,007	25,895
Earnings per share:
Basic	$0.63	$0.06	$1.77
Diluted	$0.63	$0.06	$1.74

17.	Share Repurchase Authorization:

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock.  This share repurchase authorization replaces the remaining balance of $28,000 from the prior share repurchase authorization.  Repurchases may be made through both public market and private transactions from time to time. At December 26, 2020, there was $100,000 available for future share repurchases.

The following table summarizes the Company’s stock repurchases:

	Year Ended December 26,	Year Ended December 31,
	2020	2019	2018
Shares of common stock repurchased	1,882	37	1,061
Cost of stock repurchased	$52,000	$744	$21,069
Average price paid per share	$27.62	$19.85	$19.86

18.	Subsequent Event

On December 31, 2020, the Company acquired Inspectrology, LLC, headquartered in Sudbury, Massachusetts. Inspectrology, LLC.  is a leading supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market.  The impact of the acquisition is not expected to be material to the Company’s consolidated financial position, results of operations and operating cash flows.

ONTO INNOVATION INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Fiscal Year 2020:
Allowance for credit losses	$1,247	$327	$—	$790	$784
Deferred tax valuation allowance	14,160	78	—	—	14,238
Allowance for convertible notes receivable	2,000	—	—	2,000	—
Fiscal Year 2019:
Allowance for doubtful accounts	$691	$363	$—	$(193)	$1,247
Deferred tax valuation allowance	3,172	942	10,046	—	14,160
Allowance for convertible notes receivable	—	2,000	—	—	2,000
Fiscal Year 2018:
Allowance for doubtful accounts	$460	$293	$—	$62	$691
Deferred tax valuation allowance	2,447	725	—	—	3,172

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Onto Innovation Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 19, 2021

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 19, 2021
Michael P. Plisinski

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2021
Steven R. Roth

/s/ Jeffrey A. Aukerman	Director	February 19, 2021
Jeffrey A. Aukerman

/s/ Leo Berlinghieri	Director	February 19, 2021
Leo Berlinghieri

/s/ Edward J. Brown, Jr.	Director	February 19, 2021
Edward J. Brown Jr.

/s/ Vita A Cassese	Director	February 19, 2021
Vita A. Cassese

/s/ David B. Miller	Director	February 19, 2021
David B. Miller

/s/ Bruce C. Rhine	Director	February 19, 2021
Bruce C. Rhine

/s/ Christopher A. Seams	Director	February 19, 2021
Christopher A. Seams

/s/ Christine A. Tsingos	Director	February 19, 2021
Christine A. Tsingos