Form 10-Q
period 2021-03-27
ONTO INNOVATION INC.
filed 2021-04-29
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2021

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

The number of outstanding shares of the Registrant’s Common Stock on April 14, 2021 was 49,039,653.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2021	2020
Revenue	$169,279	$139,928
Cost of revenue	78,810	77,297
Gross profit	90,469	62,631
Operating expenses:
Research and development	21,964	20,927
Sales and marketing	13,104	13,071
General and administrative	15,559	20,147
Amortization	12,357	13,732
Total operating expenses	62,984	67,877
Operating income (loss)	27,485	(5,246)
Interest income, net	361	1,210
Other (expense) income, net	(1,244)	32
Income (loss) before provision for income taxes	26,602	(4,004)
Provision for income taxes	2,489	400
Net income (loss)	$24,113	$(4,404)
Earnings (loss) per share:
Basic	$0.49	$(0.09)
Diluted	$0.49	$(0.09)
Weighted average shares outstanding:
Basic	49,000	50,121
Diluted	49,572	50,121

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2021	2020
Net income (loss)	$24,113	$(4,404)
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale marketable securities	(131)	(526)
Change in currency translation adjustments	(1,899)	(2,231)
Total other comprehensive loss, net of tax	(2,030)	(2,757)
Total comprehensive income (loss)	$22,083	$(7,161)

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$126,450	$136,720
Marketable securities	266,450	237,002
Accounts receivable, less allowance of $1,018 and $784	141,876	149,251
Inventories, net	200,896	191,217
Prepaid expenses and other current assets	19,156	17,471
Total current assets	754,828	731,661
Property, plant and equipment, net	87,679	87,950
Goodwill	313,891	306,632
Identifiable intangible assets, net	318,210	318,357
Deferred income taxes	2,332	2,235
Other assets	26,779	21,337
Total assets	$1,503,719	$1,468,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,622	$40,183
Accrued liabilities	28,925	37,075
Deferred revenue	21,424	14,334
Other current liabilities	30,441	28,499
Total current liabilities	126,412	120,091
Deferred and other tax liabilities	56,258	55,623
Other non-current liabilities	28,737	27,712
Total liabilities	211,407	203,426
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,239,450	1,233,967
Accumulated other comprehensive income	2,538	4,568
Retained earnings	50,275	26,162
Total stockholders’ equity	1,292,312	1,264,746
Total liabilities and stockholders’ equity	$1,503,719	$1,468,172

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$24,113	$(4,404)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	12,357	13,732
Depreciation	3,618	3,103
Share-based compensation	4,890	3,955
Acquired inventory step-up amortization	252	9,898
Provision for inventory valuation	2,267	928
Other, net	2,173	(144)
Changes in operating assets and liabilities, net of effects of business acquired	1,329	(18,170)
Net cash and cash equivalents provided by operating activities	50,999	8,898
Cash flows from investing activities:
Purchases of marketable securities	(83,652)	(76,460)
Proceeds from sales of marketable securities	53,973	74,857
Purchase of business, net of cash acquired	(26,795)	—
Purchases of property, plant and equipment	(3,875)	(997)
Net cash and cash equivalents used in investing activities	(60,349)	(2,600)
Cash flows from financing activities:
Purchase of common stock	—	(33,614)
Tax payments related to shares withheld for share-based compensation plans	(2,492)	(1,565)
Issuance of shares through share-based compensation plans	3,085	164
Net cash and cash equivalents provided by (used in) financing activities	593	(35,015)
Effect of exchange rate changes on cash and cash equivalents	(1,513)	(636)
Net decrease in cash and cash equivalents	(10,270)	(29,353)
Cash and cash equivalents at beginning of period	136,720	130,673
Cash and cash equivalents at end of period	$126,450	$101,320

Supplemental disclosure of cash flow information:
Income taxes paid	$1,799	$588

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 26, 2020	48,758	$49	$1,233,967	$4,568	$26,162	$1,264,746
Net income	—	—	—	—	24,113	24,113
Share-based compensation	—	—	4,890	—	—	4,890
Issuance of shares through share-based compensation plans	240	—	3,085	—	—	3,085
Share-based compensation plan withholdings	(41)	—	(2,492)	—	—	(2,492)
Currency translation	—	—	—	(1,899)	—	(1,899)
Unrealized loss on investments	—	—	—	(131)	—	(131)
Balance at March 27, 2021	48,957	$49	$1,239,450	$2,538	$50,275	$1,292,312

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026
Repurchase of common stock	(1,250)	(1)	(33,613)	—	—	(33,614)
Net loss	—	—	—	—	(4,404)	(4,404)
Share-based compensation	—	—	3,955	—	—	3,955
Issuance of shares through share-based compensation plans	240	—	164	—	—	164
Share-based compensation plan withholdings	(42)	—	(1,565)	—	—	(1,565)
Currency translation	—	—	—	(2,231)	—	(2,231)
Unrealized loss on investments	—	—	—	(526)	—	(526)
Balance at March 28, 2020	49,132	$49	$1,238,378	$(3,355)	$(9,267)	$1,225,805

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31st. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 53-week fiscal year. The first quarter of the Company’s fiscal year 2021 ended on March 27, 2021 (“first quarter 2021”), the second quarter ends on June 26, 2021 and the third quarter ends on September 25, 2021. Our fiscal year ended December 26, 2020 (“fiscal year 2020”) was a 52-week fiscal year.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc., together with its consolidated subsidiaries, unless otherwise specified or suggested by the context,  (the “Company,” or “Onto Innovation”, “we”, “our”, or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three months ended March 27, 2021 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021.  The accompanying Condensed Consolidated Balance Sheet at December 26, 2020 has been derived from the audited consolidated financial statements included in the 2020 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management that are evaluated on an ongoing basis include the allowances for credit losses, excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty and contingencies, including litigation reserves, share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, fair value of assets acquired and liabilities assumed in a business combination and stock awards. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

The Company also assessed the impacts of COVID-19 on the above accounting matters as of March 27, 2021 and through the date of this report. While there was not a material impact as of and for the quarter ended March 27, 2021, future actual magnitude and duration of the COVID-19 pandemic, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

Recent Accounting Pronouncements

Recently Adopted

Effective December 27, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplified the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplified aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarified the accounting for transactions that resulted in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. The adoption of ASU No.

2019-12 did not have a significant impact on the Company’s consolidated financial position, results of operations, and cash flows.

NOTE 2. Business Combination

Inspectrology, LLC

On December 31, 2020, the Company acquired Inspectrology, LLC (“Inspectrology”), a leading supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market for $27,015 in cash and a potential earnout of $10,000, subject to achievement of certain revenue targets earned for fiscal 2021 and 2022. Certain payments, including the earnout, are subject to the principals remaining with the Company for a period of one to three years

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$220
Account receivables	4,071
Inventories	2,587
Prepaid expenses and other current assets	104
Property, plant and equipment	86
Identifiable intangible assets	12,210
Other assets	3,000
Total assets acquired	22,278
Accounts payable	(1,048)
Payroll and related expenses	(512)
Deferred revenue	(386)
Other current liabilities	(576)
Net assets acquired	19,756
Goodwill	7,259
Total purchase consideration	$27,015

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 27, 2021 and December 26, 2020:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 27, 2021
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$136,538	$—	$136,538	$—
Asset-backed securities	9,180	—	9,180	—
Certificates of deposit	36,472	—	36,472	—
Commercial paper	51,789	—	51,789	—
Corporate bonds	32,471	—	32,471	—
Total assets	$266,450	$—	$266,450	$—
Liabilities:
Foreign currency forward contracts	229	—	229	—
Total liabilities	$229	$—	$229	$—

December 26, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$124,640	$—	$124,640	$—
Asset-backed securities	11,708	—	11,708	—
Certificates of deposit	36,373	—	36,373	—
Commercial paper	32,699	—	32,699	—
Corporate bonds	31,582	—	31,582	—
Total assets	$237,002	$—	$237,002	$—
Liabilities:
Foreign currency forward contracts	36	—	36	—
Total liabilities	$36	$—	$36	$—

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

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Marketable Securities

At March 27, 2021 and December 26, 2020, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 27, 2021
Municipal notes and bonds	$136,345	$202	$9	$136,538
Asset-backed securities	9,169	11	—	9,180
Certificates of deposit	36,449	23	—	36,472
Commercial paper	51,769	21	1	51,789
Corporate bonds	32,496	15	40	32,471
Total marketable securities	$266,228	$272	$50	$266,450
December 26, 2020
Municipal notes and bonds	$124,387	$257	$4	$124,640
Asset-backed securities	11,679	29	—	11,708
Certificates of deposit	36,349	24	—	36,373
Commercial paper	32,690	12	3	32,699
Corporate bonds	31,544	50	12	31,582
Total marketable securities	$236,649	$372	$19	$237,002

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at March 27, 2021 and December 26, 2020:

	March 27, 2021		December 26, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$201,075	$201,236	$170,099	$170,321
Due after one through five years	65,153	65,214	66,550	66,681
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$266,228	$266,450	$236,649	$237,002

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at March 27, 2021 and December 26, 2020:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 27, 2021
Municipal notes and bonds	$15,472	$9	$—	$—
Commercial paper	5,991	1	—	—
Corporate bonds	20,577	40	—	—
Total	$42,040	$50	$—	$—
December 26, 2020
Municipal notes and bonds	$8,641	$4	$—	$—
Commercial paper	8,862	3	—	—
Corporate bonds	14,947	12	—	—
Total	$32,450	$19	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 27, 2021 and December 26, 2020, these contracts included the future sale of British pound sterling, euro, Israeli shekel, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. Dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 27, 2021 and December 26, 2020 were as follows:

	March 27, 2021	December 26, 2020
Notional amount	$33,436	$37,580
Fair value of liability	$(229)	$(36)

NOTE 6. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 26, 2020	$306,632
Goodwill acquired during the period (Note 2)	7,259
Balance at March 27, 2021	$313,891

Intangible Assets

Purchased intangible assets as of March 27, 2021 and December 26, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 27, 2021
Finite-lived intangibles:
Developed technology	$331,747	$121,569	$210,178
Customer and distributor relationships	74,701	21,969	52,732
Trademarks and trade names	14,361	5,661	8,700
Total finite-lived intangible assets	420,809	149,199	271,610
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$467,409	$149,199	$318,210
December 26, 2020
Finite-lived intangibles:
Developed technology	$326,877	$110,851	$216,026
Customer and distributor relationships	69,261	20,654	48,607
Trademarks and trade names	12,461	5,337	7,124
Total finite-lived intangible assets	408,599	136,842	271,757
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,199	$136,842	$318,357

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2021 (remainder)	$36,872
2022	48,830
2023	48,355
2024	42,669
2025	26,119
2026	24,926
Thereafter	43,839
Total	$271,610

NOTE 7. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	March 27, 2021	December 26, 2020
Materials	$122,785	$124,926
Work-in-process	52,272	44,829
Finished goods	25,839	21,462
Total inventories, net	$200,896	$191,217

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	March 27, 2021	December 26, 2020
Machinery and equipment	$54,811	$52,833
Land and building	47,702	47,544
Computer equipment and software	15,616	15,549
Leasehold improvements	13,170	12,927
Furniture and fixtures	3,883	4,013
	135,182	132,866
Accumulated depreciation	(47,503)	(44,916)
Total property, plant and equipment, net	$87,679	$87,950

Other assets

Other assets is comprised of the following:

	March 27, 2021	December 26, 2020
Operating lease right-of-use assets	$21,887	$19,669
Other	4,892	1,668
Total other assets	$26,779	$21,337

Accrued liabilities

Accrued liabilities is comprised of the following:

	March 27, 2021	December 26, 2020
Payroll and related expenses	$21,051	$30,270
Warranty	6,932	6,062
Other	942	743
Total accrued liabilities	$28,925	$37,075

Other current liabilities

Other current liabilities is comprised of the following:

	March 27, 2021	December 26, 2020
Customer deposits	$17,106	$15,177
Current operating lease obligations	5,605	4,470
Income tax payable	2,543	4,109
Accrued professional fees	1,261	1,184
Other	3,926	3,559
Total other current liabilities	$30,441	$28,499

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 27, 2021	December 26, 2020
Non-current operating lease obligations	$17,203	$16,455
Unrecognized tax benefits (including interest)	4,002	3,812
Deferred revenue	1,005	1,292
Other	6,527	6,153
Total other non-current liabilities	$28,737	$27,712

NOTE 8. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $2,670 of receivables during the three months ended March 27, 2021. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at March 27, 2021.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Balance, beginning of the period	$6,485	$6,348
Accruals	2,652	2,313
Warranty liability assumed in acquisition	407	—
Usage	(2,039)	(2,277)
Balance, end of the period	$7,505	$6,384

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

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. The relief sought is the award of damages in an amount to be proven at trial, attorney’s fees and cost as well as other relief the court deems just and proper. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. The relief sought is the award of damages in an amount to be proven at trial including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and cost as well as other relief the court deems just and proper.  Nanometrics’ complaint was later removed by OSI to the Northern District of California. On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint. On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim. Nanometrics’ motion to dismiss was heard on February 28, 2019. On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger. Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019. On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020. On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020. On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend. Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint. On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims. On December 1, 2020, the Northern District of California denied this final motion to dismiss and as a result the Company filed its Answer in this matter on December 22, 2020. This matter is currently in discovery. The Northern District of California granted a joint stipulation that discovery cutoff is September 3, 2022 and the trial date is set for December 4, 2023. At this time, the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of March 27, 2021 was approximately $82.0 million with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Point-in-time	$161,161	$133,745
Over-time	8,118	6,183
Total revenue	$169,279	$139,928

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Balance, beginning of the period	$15,626	$15,093
Deferred revenue assumed in acquisition	385	—
Deferral of revenue	19,232	14,434
Recognition of deferred revenue	(12,814)	(11,495)
Balance, end of the period	$22,429	$18,032

NOTE 10. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the three months ended March 27, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 26, 2020	964	$31.37
Granted	104	$69.94
Vested	(124)	$28.85
Forfeited	(10)	$31.51
Nonvested at March 27, 2021	934	$36.62

As of March 27, 2021 and December 26, 2020, there was $21,789 and $19,135 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.6 years and  1.7 years for March 27, 2021 and December 26, 2020, respectively.

NOTE 11. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Foreign currency exchange losses, net	$(1,271)	$(35)
Other	27	67
Total other (expense) income, net	$(1,244)	$32

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Income (loss) before income taxes	$26,602	$(4,004)
Provision for income taxes	$2,489	$400
Effective tax rate	9%	(10%)

The income tax provision for the three months ended March 27, 2021 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The increase in the Company’s effective tax rate for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 is primarily due to (i) an increase in quarterly earnings, offset by an increase in the Foreign Derived Intangible Income (“FDII”) deduction and (ii) an increase in the excess tax benefit associated with equity compensation.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $14,249 and $14,238 as of March 27, 2021 and December 26, 2020, respectively.

NOTE 13. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Numerator:
Net income (loss)	$24,113	$(4,404)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	49,000	50,121
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	572	—
Diluted earnings (loss) per share - weighted average shares outstanding	49,572	50,121
Earnings (loss) per share:
Basic	$0.49	$(0.09)
Diluted	$0.49	$(0.09)

NOTE 14. Accumulated Other Comprehensive (Income) Loss

The components of accumulated other comprehensive (income) loss, net of tax at March 27, 2021, as well as the activity for the three months ended March 27, 2021, were as follows:

	Foreign currency translation adjustments	Net unrealized (gains) losses on available-for-sale marketable securities	Accumulated other comprehensive (income) loss
Balance at December 26, 2020	$(4,479)	$(89)	$(4,568)
Net current period other comprehensive loss	1,899	131	2,030
Reclassifications	—	—	—
Balance at March 27, 2021	$(2,580)	$42	$(2,538)

NOTE 15. Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended
	March 27,		March 28,
	2021		2020
Systems and software	$141,509	84%	$114,330	82%
Parts	17,418	10%	13,575	10%
Services	10,352	6%	12,023	8%
Total revenue	$169,279	100%	$139,928	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	March 27	March 28
	2021	2020
Revenue from third parties:
South Korea	$50,530	$20,757
Taiwan	36,293	35,181
China	25,779	31,383
United States	25,480	19,648
Europe	17,385	15,069
Japan	7,865	15,027
Southeast Asia	5,947	2,863
Total revenue	$169,279	$139,928

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Samsung Semiconductor	25%	18%
Taiwan Semiconductor Manufacturing Co. Ltd.	13%	17%
SK Hynix Inc.	12%	^

^ The customer accounted for less than 10% of total revenue during the period.

NOTE 16. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock.  This share repurchase authorization replaced the remaining balance of $28,000 from the prior share repurchase authorization.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At March 27, 2021, there was $100,000 available for future share repurchases under this share repurchase authorization.

The following table summarizes the Company’s share repurchases for the periods indicated:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Shares of common stock repurchased	—	1,250
Cost of shares repurchased	$—	$33,614
Average price paid per share	$—	$26.89

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of Onto Innovation Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”) may be considered “forward-looking statements,” including, but not limited to, those concerning:

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

•	the severity of newly identified strains of COVID-19 and the timing, availability and efficacy of vaccines for COVID-19;
•	variations in the level of orders which can be affected by general economic conditions;
•	seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers;
•	the global economic and political climates;
•	difficulties or delays in product functionality or performance;
•	the delivery performance of sole source vendors;
•	the shortage of semiconductor chips or other key components;
•	the timing of future product releases;
•	failure to respond adequately to either changes in technology or customer preferences;
•	changes in pricing by us or our competitors;
•	our ability to manage growth; changes in management;
•	risk of nonpayment of accounts receivable;
•	changes in budgeted costs;
•	our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets;
•	the strength/weakness of the back-end and/or front-end semiconductor market segments;
•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions;

•

the ability to successfully complete the integration of the businesses of Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”) within the expected time frame and to maintain the anticipated synergies and value-creation contemplated by the merger of Rudolph and Nanometrics (the “2019 Merger”);

•	unanticipated difficulties or expenditures relating to the completion of the integration of the Rudolph and Nanometrics businesses;
•	the response of business partners and retention as a result of the 2019 Merger;
•	the diversion of management time in connection with the integration; and
•	the “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020 (the “2020 Form 10-K”) and in Part II, Item 1A of this Form 10-Q.

You should carefully review the cautionary statements and “Risk Factors” contained in the 2020 Form 10-K and in this Form 10-Q. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2020 Form 10-K in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and provide a fair presentation of our financial position and results of operations.

For more information, please see our critical accounting policies as previously disclosed in our 2020 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	March 27,	December 26,	March 28,
	2021	2020	2020
Revenue	$169,279	$155,128	$139,928
Gross profit	$90,469	$75,349	$62,631
Gross profit as a percent of revenue	53%	49%	45%
Total operating expenses	$62,984	$60,638	$67,877
Net income (loss)	$24,113	$19,914	$(4,404)
Diluted earnings (loss) per share	$0.49	$0.40	$(0.09)

•	In the March 2021 quarter, revenue increased 9% compared to the December 2020 quarter, primarily due to an increase in sales to foundry customers for advanced nodes applications.
•

The increase in gross margin as a percentage of revenue in the March 2021 quarter compared to the December 2020 quarter was primarily driven by lower charges for excess and obsolete inventory related to an older product line.

•

The increase in operating expenses in the March 2021 quarter compared to the December 2020 quarter was mainly driven by the Inspectrology, LLC (“Inspectrology”) acquisition and an increase in employee-related expenses.

Our cash, cash equivalents and marketable securities balance increased to $392.9 million at the end of the March 2021 quarter compared to $373.7 million at the end of the December 2020 quarter. This increase was primarily the result of $51.0 million of cash generated from operating activities. This source of cash was partially offset by net cash used to purchase Inspectrology of $26.8 million and $3.9 million of capital expenditures. Employee headcount as of March 27, 2021 was approximately 1,273.

Key Events

Trade Restriction and Emerging Regulation. The United States Department of Commerce has added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without an export license. In addition, the U.S. Department of Commerce has imposed new export licensing requirements related to China-based customers engaged in military end uses, as well as requiring that an export license be obtained for the purchase and use of certain semiconductor capital equipment based on U.S. technology. As of March 27, 2021, we currently have purchase orders of approximately $25 million from customers in China which are affected by these restrictions. We have filed for licenses with the US government and are waiting for a response to ship these orders. In addition, companies in China are being considered as potential military suppliers and these new additions may have a material impact to our sales in China. We continue to monitor the trade related actions governments may take during 2021.

Impact of the COVID-19 Pandemic on Our Business. The spread of COVID-19 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of April 29, 2021, our operations have been impacted by our pandemic response, as described below, and the global nature of our workforce and our operations, but we have not experienced significant financial impact directly related to the pandemic.

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

To date, the COVID-19 pandemic has disrupted the way that we conduct business, but has not had a material adverse impact on our operations.  However, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the severity of newly identified strains of COVID-19, the actions taken to contain or mitigate its impact, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development, administration and efficacy of treatments and vaccines, and the resumption of widespread economic activity. Trade tensions between the United States and China may escalate as a result of COVID-19 or otherwise and could result in the imposition of additional tariffs, trade restrictions or policy changes, any of which could increase costs of our product components and pricing of, and consumer demand for, our products, which could have a negative effect on our results of operations.

Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact on our future operations, the COVID-19 pandemic could have a material adverse impact on our consolidated business, results of operations and financial condition.

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic, see Part II, Item 1A – Risk Factors of this Form 10-Q and Part I, Item 1A – Risk Factors of our 2020 Form 10-K.

Results of Operations for the Three Months Ended March 27, 2021 and March 28, 2020

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $169.3 million increased 21.0% for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020, in which revenue totaled $139.9 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended
	March 27,		March 28,
	2021		2020
Systems and software	$141,509	84%	$114,330	82%
Parts	17,418	10%	13,575	10%
Services	10,352	6%	12,023	8%
Total revenue	$169,279	100%	$139,928	100%

Total systems and software revenue increased $27.2 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 primarily due to an increase of units shipped in our metrology and inspection product lines. The year-over-year increase in parts and services revenue in absolute dollars from the three months ended March 28, 2020 to the three months ended March 27, 2021 was primarily due to servicing a larger installed base.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $90.5 million and $62.6 million for the three months ended March 27, 2021 and March 28, 2020, respectively.  Our gross profit represented 53.4% and 44.8% of our revenue for the three months ended March 27, 2021 and March 28, 2020, respectively.  The increase in gross profit as a percentage of revenue for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, is primarily due to charges to cost of goods sold of $9.9 million in the 2020 period for the sale of inventory written-up to fair value upon the 2019 Merger and strengthening product margins across several product lines.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $22.0 million and $20.9 million for the three months ended March 27, 2021 and March 28, 2020, respectively.  The year-over-year dollar increase for the three month period ended March 27, 2021 as compared to the three month period ended March 28, 2020 was primarily due to an increase in new product initiatives.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  There was no change in our sales and marketing expenses which totaled $13.1 million for both the three months ended March 27, 2021 and March 28, 2020.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $15.6 million and $20.1 million for the three months ended March 27, 2021 and March 28, 2020, respectively.  The year-over-year dollar decrease in general and administrative expenses for the three month period ended March 27, 2021 as compared to the three month period ended March 28, 2020 was primarily due to higher compensation expense in the 2020 period related to restructuring charges as a result of the merger of Rudolph with Nanometrics.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $12.4 million and $13.7 million for the three months ended March 27, 2021 and March 28, 2020, respectively.  The year-over-year decrease in amortization expense for the three month period ended March 27, 2021 as compared to the three month period ended March 28, 2020 was due to certain intangible assets becoming fully amortized during this period, partially offset by amortization for the business acquired in fiscal 2021.

Interest income, net.  Net interest income was $0.4 million and $1.2 million for the three months ended March 27, 2021 and March 28, 2020, respectively.  The decrease in net interest income for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 was due to lower interest rates during the 2021 period.

Other (expense) income, net.  Net other (expense) income was ($1.2) million and $0.0 million for the three months ended March 27, 2021 and March 28, 2020, respectively.  The increase in other expense for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 was due to foreign exchange losses during the 2021 period.

Income Taxes. We recorded an income tax provision of $2.5 million and $0.4 million for the three months ended March 27, 2021 and March 28, 2020 respectively.  Our effective tax rate of 9% differs from the statutory rate of 21% for the three months ended March 27, 2021 primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (FDII), and (iii) excess tax benefits associated with equity compensation.  Our effective tax rate of (10%) differs from the statutory rate of 21% for the three months ended March 28, 2020, primarily due to (i) changes in mix of forecasted earnings by jurisdiction, (ii) computed research and development credits on forecasted earning levels, and (iii) a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary

Our future effective income tax rate depends on various factors, such as possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

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

Liquidity and Capital Resources

At March 27, 2021, we had $392.9 million of cash, cash equivalents and marketable securities and $628.4 million in working capital.  At December 26, 2020, we had $373.7 million of cash, cash equivalents and marketable securities and $611.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the three months ended March 27, 2021 and March 26, 2020 was $51.0 million and $8.9 million, respectively.

•

The net cash and cash equivalents provided by operating activities during the three months ended March 27, 2021 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $49.7 million and an increase in cash provided from operating assets and liabilities of $1.3 million.

•

The net cash and cash equivalents provided by operating activities during the three months ended March 28, 2020 resulted primarily from net loss, adjusted to exclude the effect of non-cash operating charges of $27.1 million, partially offset by a decrease in cash provided from operating assets and liabilities of $18.2 million.

Net cash and cash equivalents used in investing activities for the three months ended March 27, 2021 and March 26, 2020 was $60.3 million and $2.6 million, respectively.

•

During the three months ended March 27, 2021, net cash used in investing activities included purchases of marketable securities of $83.7 million, purchase of a business of $26.8 million and capital expenditures of $3.9 million, partially offset by proceeds from sales of marketable securities of $54.0 million.

•

During the three months ended March 26, 2020, net cash used in investing activities included purchases of marketable securities of $76.5 million and capital expenditures of $1.0 million, partially offset by proceeds from sales of marketable securities of $74.9 million.

Net cash provided by financing activities was $0.6 million and net cash used in financing activities was $35.0 for the three months ended March 27, 2021 and March 26, 2020, respectively.

•

During the three months ended March 27, 2021, financing activities provided cash from proceeds from sales of shares through share-based compensation plans of $3.0 million, partially offset by tax payments related to shares withheld for share-based compensation plans of $2.5 million.

•

During the three months ended March 28, 2020, financing activities used cash for the purchase of shares of our common stock under a share repurchase authorization of $33.6 million and tax payments related to shares withheld for share-based compensation plans of $1.6 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.2 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.  On December 31, 2020, the Company acquired Inspectrology, a leading supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market for $27,015 in cash and a potential earnout of $10,000, subject to the achievement of certain revenue targets earned for fiscal 2021 and 2022.

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At March 27, 2021, there was $100,000 available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of March 27, 2021, the available line of credit was approximately $82.0 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of March 27, 2021. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 27, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 8, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

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

Over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” or for “military end use” in China, which may include many Chinese commercial companies that sell products to or do business with the Chinese military. Likewise, beginning in May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon, followed by a comparable action in December of 2020, related to Semiconductor Manufacturing International Corporation (SMIC)., and a large number of its overseas affiliates, including Ningbo Semiconductor International Corporation (NSIC). The U.S. government is also engaged in an ongoing process of assessing which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations could reduce demand for our products. In particular, these restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on United States technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to the Global Economy and the Semiconductor Industry

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At March 27, 2021, there was $100 million available for future share repurchases under the share repurchase authorization.  For further information, see Note 16, “Share Repurchase Authorization” in the accompanying Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of common stock to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three months ended March 27, 2021, we withheld 41 thousand shares through net share settlements.  For the three months ended March 27, 2021, net share settlements cost $2.5 million. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended March 27, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 27, 2020 - January 26, 2021	—	$—	—	$100,000
January 27, 2021 - February 26, 2021	34	$59.73	—	$100,000
February 27, 2021 - March 27, 2021	7	$64.29	—	$100,000
Three months ended March 27, 2021	41	$60.41	—

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

Onto Innovation Inc.

Date:	April 29, 2021	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	April 29, 2021	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer