Form 10-Q
period 2021-06-26
ONTO INNOVATION INC.
filed 2021-08-05
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2021

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

The number of outstanding shares of the Registrant’s Common Stock on July 12, 2021 was 49,267,758.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Revenue	$193,387	$134,948	$362,666	$274,876
Cost of revenue	87,931	63,363	166,741	140,660
Gross profit	105,456	71,585	195,925	134,216
Operating expenses:
Research and development	25,507	22,167	47,471	43,094
Sales and marketing	15,429	11,869	28,533	24,940
General and administrative	16,255	15,916	31,814	36,063
Amortization	12,324	13,703	24,681	27,435
Total operating expenses	69,515	63,655	132,499	131,532
Operating income	35,941	7,930	63,426	2,684
Interest income, net	304	686	665	1,896
Other expense, net	(289)	(1,198)	(1,533)	(1,166)
Income before provision for income taxes	35,956	7,418	62,558	3,414
Provision (benefit) for income taxes	905	(6)	3,394	394
Net income	$35,051	$7,424	$59,164	$3,020
Earnings per share:
Basic	$0.71	$0.15	$1.20	$0.06
Diluted	$0.71	$0.15	$1.19	$0.06
Weighted average shares outstanding:
Basic	49,193	48,736	49,105	49,417
Diluted	49,701	49,014	49,645	49,782

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Net income	$35,051	$7,424	$59,164	$3,020
Other comprehensive (loss) gain, net of tax:
Change in net unrealized (losses) gains on available-for-sale marketable securities	(567)	795	(698)	269
Change in currency translation adjustments	537	2,495	(1,362)	264
Total other comprehensive (loss) gain, net of tax	(30)	3,290	(2,060)	533
Total comprehensive income	$35,021	$10,714	$57,104	$3,553

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 26, 2021	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$134,218	$136,720
Marketable securities	276,621	237,002
Accounts receivable, less allowance of $720 and $784	174,662	149,251
Inventories, net	206,981	191,217
Prepaid expenses and other current assets	19,147	17,471
Total current assets	811,629	731,661
Property, plant and equipment, net	88,015	87,950
Goodwill	313,891	306,632
Identifiable intangible assets, net	305,886	318,357
Deferred income taxes	2,263	2,235
Other assets	24,809	21,337
Total assets	$1,546,493	$1,468,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,685	$40,183
Accrued liabilities	40,957	37,075
Deferred revenue	21,190	14,334
Other current liabilities	24,336	28,499
Total current liabilities	133,168	120,091
Deferred and other tax liabilities	55,867	55,623
Other non-current liabilities	27,895	27,712
Total liabilities	216,930	203,426
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,241,680	1,233,967
Accumulated other comprehensive income	2,508	4,568
Retained earnings	85,326	26,162
Total stockholders’ equity	1,329,563	1,264,746
Total liabilities and stockholders’ equity	$1,546,493	$1,468,172

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 26,	June 27,
	2021	2020
Cash flows from operating activities:
Net income	$59,164	$3,020
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	24,681	27,435
Depreciation	7,484	6,240
Share-based compensation	10,997	8,730
Acquired inventory step-up amortization	252	10,173
Provision for inventory valuation	3,706	3,108
Other, net	1,892	1,102
Changes in operating assets and liabilities, net of effects of business acquired	(31,748)	(12,937)
Net cash and cash equivalents provided by operating activities	76,428	46,871
Cash flows from investing activities:
Purchases of marketable securities	(142,072)	(140,364)
Proceeds from sales of marketable securities	102,027	147,473
Cash received from convertible note receivable	—	2,848
Purchase of business, net of cash acquired	(26,795)	—
Purchases of property, plant and equipment	(9,558)	(2,609)
Net cash and cash equivalents (used in) provided by investing activities	(76,398)	7,348
Cash flows from financing activities:
Purchase of common stock	—	(52,000)
Tax payments related to shares withheld for share-based compensation plans	(6,499)	(3,279)
Payment of contingent consideration for acquired business	—	(435)
Issuance of shares through share-based compensation plans	3,215	179
Net cash and cash equivalents used in financing activities	(3,284)	(55,535)
Effect of exchange rate changes on cash and cash equivalents	752	31
Net decrease in cash and cash equivalents	(2,502)	(1,285)
Cash and cash equivalents at beginning of period	136,720	130,673
Cash and cash equivalents at end of period	$134,218	$129,388

Supplemental disclosure of cash flow information:
Income taxes paid	$4,980	$3,463

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 26, 2020	48,758	$49	$1,233,967	$4,568	$26,162	$1,264,746
Net income	—	—	—	—	24,113	24,113
Share-based compensation	—	—	4,890	—	—	4,890
Issuance of shares through share-based compensation plans	240	—	3,085	—	—	3,085
Share-based compensation plan withholdings	(41)	—	(2,492)	—	—	(2,492)
Currency translation	—	—	—	(1,899)	—	(1,899)
Unrealized loss on investments	—	—	—	(131)	—	(131)
Balance at March 27, 2021	48,957	$49	$1,239,450	$2,538	$50,275	$1,292,312
Net income	—	—	—	—	35,051	35,051
Share-based compensation	—	—	6,107	—	—	6,107
Issuance of shares through share-based compensation plans, net	288	—	130	—	—	130
Share-based compensation plan withholdings	(56)	—	(4,007)	—	—	(4,007)
Currency translation	—	—	—	537	—	537
Unrealized loss on investments	—	—	—	(567)	—	(567)
Balance at June 26, 2021	49,189	$49	$1,241,680	$2,508	$85,326	$1,329,563

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026
Repurchase of common stock	(1,250)	(1)	(33,613)	—	—	(33,614)
Net loss	—	—	—	—	(4,404)	(4,404)
Share-based compensation	—	—	3,955	—	—	3,955
Issuance of shares through share-based compensation plans	240	—	164	—	—	164
Share-based compensation plan withholdings	(42)	—	(1,565)	—	—	(1,565)
Currency translation	—	—	—	(2,231)	—	(2,231)
Unrealized loss on investments	—	—	—	(526)	—	(526)
Balance at March 28, 2020	49,132	$49	$1,238,378	$(3,355)	$(9,267)	$1,225,805
Issuance of shares through share-based compensation plans, net	279	—	15	—	—	15
Repurchase of common stock	(632)	—	(18,385)	—	—	(18,385)
Net income	—	—	—	—	7,424	7,424
Share-based compensation	—	—	4,775	—	—	4,775
Share-based compensation plan withholdings	(55)	—	(1,715)	—	—	(1,715)
Currency translation	—	—	—	2,495	—	2,495
Unrealized gain on investments	—	—	—	795	—	795
Balance at June 27, 2020	48,724	$49	$1,223,068	$(65)	$(1,843)	$1,221,209

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31st. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 53-week fiscal year. The first quarter of the Company’s fiscal year 2021 ended on March 27, 2021, the second quarter ended on June 26, 2021 and the third quarter ends on September 25, 2021. Our fiscal year ended December 26, 2020 was a 52-week fiscal year.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” or “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and six months ended June 26, 2021 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021.  The accompanying Condensed Consolidated Balance Sheet at December 26, 2020 has been derived from the audited consolidated financial statements included in the 2020 Form 10-K.

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

The Company also assessed the impacts of COVID-19 on the above accounting matters as of June 26, 2021 and through the date of this report. While there was not a material impact as of and for the quarter ended June 26, 2021 and through the date of this report, future actual magnitude and duration of the COVID-19 pandemic, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

NOTE 2. Business Combination

Inspectrology, LLC

On December 31, 2020, the Company acquired Inspectrology, LLC (“Inspectrology”), a leading supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market for $27,015 in cash and a potential earnout of $10,000, subject to achievement of certain revenue targets earned for fiscal 2021 and 2022. As of June 26, 2021, the Company does not believe the earnout criteria will be met. Certain payments, including the earnout, are subject to the principals remaining with the Company for a period of one to three years.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 26, 2021 and December 26, 2020:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 26, 2021
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$142,931	$—	$142,931	$—
Asset-backed securities	4,094	—	4,094	—
Certificates of deposit	44,021	—	44,021	—
Commercial paper	50,979	—	50,979	—
Corporate bonds	34,596	—	34,596	—
Foreign currency forward contracts	27	—	27	—
Total assets	$276,648	$—	$276,648	$—

December 26, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$124,640	$—	$124,640	$—
Asset-backed securities	11,708	—	11,708	—
Certificates of deposit	36,373	—	36,373	—
Commercial paper	32,699	—	32,699	—
Corporate bonds	31,582	—	31,582	—
Total assets	$237,002	$—	$237,002	$—
Liabilities:
Foreign currency forward contracts	36	—	36	—
Total liabilities	$36	$—	$36	$—

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

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Marketable Securities

At June 26, 2021 and December 26, 2020, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 26, 2021
Municipal notes and bonds	$142,821	$128	$19	$142,930
Asset-backed securities	4,090	4	—	4,094
Certificates of deposit	44,003	19	1	44,021
Commercial paper	50,961	19	—	50,980
Corporate bonds	34,651	6	61	34,596
Total marketable securities	$276,526	$176	$81	$276,621
December 26, 2020
Municipal notes and bonds	$124,387	$257	$4	$124,640
Asset-backed securities	11,679	29	—	11,708
Certificates of deposit	36,349	24	—	36,373
Commercial paper	32,690	12	3	32,699
Corporate bonds	31,544	50	12	31,582
Total marketable securities	$236,649	$372	$19	$237,002

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at June 26, 2021 and December 26, 2020:

	June 26, 2021		December 26, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$195,632	$195,733	$170,099	$170,321
Due after one through five years	80,894	80,888	66,550	66,681
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$276,526	$276,621	$236,649	$237,002

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at June 26, 2021 and December 26, 2020:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 26, 2021
Municipal notes and bonds	$30,626	$19	$—	$—
Certificate of deposit	4,603	1	—	—
Corporate bonds	24,485	61	—	—
Total	$59,714	$81	$—	$—
December 26, 2020
Municipal notes and bonds	$8,641	$4	$—	$—
Commercial paper	8,862	3	—	—
Corporate bonds	14,947	12	—	—
Total	$32,450	$19	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 26, 2021 and December 26, 2020, these contracts included the future sale of British pound sterling, euro, Israeli shekel, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 26, 2021 and December 26, 2020 were as follows:

	June 26, 2021	December 26, 2020
Notional amount	$11,397	$37,580
Fair value of asset (liability)	$27	$(36)

NOTE 6. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 26, 2020	$306,632
Goodwill acquired during the period (Note 2)	7,259
Balance at June 26, 2021	$313,891

Intangible Assets

Purchased intangible assets as of June 26, 2021 and December 26, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 26, 2021
Finite-lived intangibles:
Developed technology	$331,747	$132,270	$199,477
Customer and distributor relationships	74,701	23,267	51,434
Trademarks and trade names	14,361	5,986	8,375
Total finite-lived intangible assets	420,809	161,523	259,286
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$467,409	$161,523	$305,886
December 26, 2020
Finite-lived intangibles:
Developed technology	$326,877	$110,851	$216,026
Customer and distributor relationships	69,261	20,654	48,607
Trademarks and trade names	12,461	5,337	7,124
Total finite-lived intangible assets	408,599	136,842	271,757
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,199	$136,842	$318,357

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2021 (remainder)	$24,548
2022	48,830
2023	48,355
2024	42,669
2025	26,119
2026	24,926
Thereafter	43,839
Total	$259,286

NOTE 7. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	June 26, 2021	December 26, 2020
Materials	$128,389	$124,926
Work-in-process	54,706	44,829
Finished goods	23,886	21,462
Total inventories, net	$206,981	$191,217

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	June 26, 2021	December 26, 2020
Machinery and equipment	$57,061	$52,833
Land and building	48,188	47,544
Computer equipment and software	15,651	15,549
Leasehold improvements	13,759	12,927
Furniture and fixtures	3,985	4,013
	138,644	132,866
Accumulated depreciation and amortization	(50,629)	(44,916)
Total property, plant and equipment, net	$88,015	$87,950

Other assets

Other assets is comprised of the following:

	June 26, 2021	December 26, 2020
Operating lease right-of-use assets	$20,449	$19,669
Other	4,360	1,668
Total other assets	$24,809	$21,337

Accrued liabilities

Accrued liabilities is comprised of the following:

	June 26, 2021	December 26, 2020
Payroll and related expenses	$32,026	$30,270
Warranty	7,611	6,062
Other	1,320	743
Total accrued liabilities	$40,957	$37,075

Other current liabilities

Other current liabilities is comprised of the following:

	June 26, 2021	December 26, 2020
Customer deposits	$10,949	$15,177
Current operating lease obligations	5,121	4,470
Income tax payable	1,076	4,109
Accrued professional fees	1,259	1,184
Other	5,931	3,559
Total other current liabilities	$24,336	$28,499

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	June 26, 2021	December 26, 2020
Non-current operating lease obligations	$16,365	$16,455
Unrecognized tax benefits (including interest)	2,765	3,812
Deferred revenue	1,716	1,292
Other	7,049	6,153
Total other non-current liabilities	$27,895	$27,712

NOTE 8. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $6,226 of receivables during the six months ended June 26, 2021. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at June 26, 2021.

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

Warranty Reserves

The Company generally provides a warranty on its products for a period of 12 to 14 months against defects in material and workmanship. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based primarily on historical experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 14 months prior to the period-end and warranty accruals are related to sales during the same year.

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended
	June 26,	June 27,
	2021	2020
Balance, beginning of the period	$6,485	$6,348
Accruals	3,560	2,794
Warranty liability assumed in acquisition	407	—
Usage	(2,229)	(2,327)
Balance, end of the period	$8,223	$6,815

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

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of June 26, 2021 was approximately $99.4 million with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Point-in-time	$182,133	$131,796	$343,294	$265,541
Over-time	11,254	3,152	19,372	9,335
Total revenue	$193,387	$134,948	$362,666	$274,876

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Balance, beginning of the period	$22,429	$18,032	$15,626	$15,093
Deferred revenue assumed in acquisition	—	—	386	—
Deferral of revenue	15,117	8,818	34,348	23,252
Recognition of deferred revenue	(14,640)	(8,956)	(27,454)	(20,451)
Balance, end of the period	$22,906	$17,894	$22,906	$17,894

NOTE 10. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the six months ended June 26, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 26, 2020	964	$31.37
Granted	285	$69.47
Vested	(404)	$30.74
Forfeited	(46)	$37.61
Nonvested at June 26, 2021	799	$45.67

As of June 26, 2021 and December 26, 2020, there was $27,391 and $19,135 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.8 years and 1.7 years for June 26, 2021 and December 26, 2020, respectively.

NOTE 11. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Foreign currency exchange losses, net	$(328)	$(1,271)	$(1,599)	$(1,305)
Other	39	73	66	139
Total other expense, net	$(289)	$(1,198)	$(1,533)	$(1,166)

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Income before income taxes	$35,956	$7,418	$62,558	$3,414
Provision (benefit) for income taxes	$905	$(6)	$3,394	$394
Effective tax rate	3%	0%	5%	12%

The income tax provision for the three and six months ended June 26, 2021 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The increase in the Company’s income tax provision for the three and six months ended June 26, 2021 as compared to the three and six months ended June 27, 2020 is primarily due to an increase in quarterly earnings, offset by (i) an increase in the Foreign Derived Intangible Income (“FDII”) deduction, (ii) an increase in the excess tax benefit associated with equity compensation, and (iii) a release of reserves due to expiration of the applicable statute of limitations.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $14,254 and $14,238 as of June 26, 2021 and December 26, 2020, respectively.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Numerator:
Net income	$35,051	$7,424	$59,164	$3,020
Denominator:
Basic earnings per share - weighted average shares outstanding	49,193	48,736	49,105	49,417
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	508	278	540	365
Diluted earnings per share - weighted average shares outstanding	49,701	49,014	49,645	49,782
Earnings per share:
Basic	$0.71	$0.15	$1.20	$0.06
Diluted	$0.71	$0.15	$1.19	$0.06

NOTE 14. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at June 26, 2021, as well as the activity for the six months ended June 26, 2021, were as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale marketable securities	Accumulated other comprehensive income
Balance at December 26, 2020	$4,479	$89	$4,568
Net current period other comprehensive loss	(1,362)	(698)	(2,060)
Reclassifications	—	—	—
Balance at June 26, 2021	$3,117	$(609)	$2,508

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

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 26,		June 27,		June 26,		June 27,
	2021		2020		2021		2020
Systems and software	$162,898	84%	$108,247	80%	$304,407	84%	$222,577	81%
Parts	18,697	10%	16,329	12%	36,115	10%	29,904	11%
Services	11,792	6%	10,372	8%	22,144	6%	22,395	8%
Total revenue	$193,387	100%	$134,948	100%	$362,666	100%	$274,876	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Revenue from third parties:
South Korea	$41,299	$22,964	$91,828	$43,721
Taiwan	48,501	31,997	84,793	67,178
China	42,274	27,001	68,053	58,384
United States	25,700	22,378	51,180	42,026
Europe	14,446	10,089	31,832	25,158
Japan	17,386	13,908	25,251	28,935
Southeast Asia	3,781	6,611	9,729	9,474
Total revenue	$193,387	$134,948	$362,666	$274,876

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Six Months Ended
	June 26,	June 27,
	2021	2020
Samsung Semiconductor	22%	18%
Taiwan Semiconductor Manufacturing Co. Ltd.	16%	17%

NOTE 16. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At June 26, 2021, there was $100,000 available for future share repurchases under this share repurchase authorization.

The following table summarizes the Company’s share repurchases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Shares of common stock repurchased	—	632	—	1,882
Cost of shares repurchased	$—	$18,385	$—	$52,000
Average price paid per share	$—	$29.08	$—	$27.62

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

•	the severity, including the virulence and transmissibility, of newly identified strains of COVID-19, the timing, availability, efficacy and public utilization of vaccines for COVID-19;
•	variations in the level of orders which can be affected by general economic conditions;
•	seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers;
•	the global economic and political climates;
•	difficulties or delays in product functionality or performance;
•	the delivery performance of sole source vendors;
•	the shortage of semiconductor chips or other key components;
•	the timing of future product releases;
•	failure to respond adequately to either changes in technology or customer preferences;
•	changes in pricing by us or our competitors;
•	our ability to manage growth; changes in management;
•	risk of nonpayment of accounts receivable;
•	changes in budgeted costs;
•	our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets;
•	the strength/weakness of the back-end and/or front-end semiconductor market segments;
•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions;

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
•

the “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020 (the “2020 Form 10-K”), in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021 (the “Q1 2021Form 10-Q”) and in Part II, Item 1A of this Form 10-Q.

You should carefully review the cautionary statements and “Risk Factors” contained in the 2020 Form 10-K, the Q1 2021 Form 10-Q and this Form 10-Q. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	June 26,	March 27,	June 27,
	2021	2021	2020
Revenue	$193,387	$169,279	$134,948
Gross profit	$105,456	$90,469	$71,585
Gross profit as a percent of revenue	55%	53%	53%
Total operating expenses	$69,515	$62,984	$63,656
Net income	$35,051	$24,113	$7,424
Diluted earnings per share	$0.71	$0.49	$0.15

•

In the fiscal quarter ended June 26, 2021 (the “June 2021 quarter”), revenue increased 14.2% compared to the fiscal quarter ended March 27, 2021 (the “March 2021 quarter”), primarily due to an increase in sales in our specialty device markets, mainly from our RF and Power customers, partially offset by a decline in sales in our advanced nodes markets.

•	The increase in gross margin as a percentage of revenue in the June 2021 quarter compared to the March 2021 quarter was primarily driven by shift in sales to products with slightly higher margins.
•	The increase in operating expenses in the June 2021 quarter compared to the March 2021 quarter was mainly an increase in employee-related expenses.

Our cash, cash equivalents and marketable securities balance increased to $410.8 million at the end of the June 2021 quarter compared to $373.7 million at the end of the fiscal quarter ended December 26, 2020. This increase was primarily the result of $76.4 million of cash generated from operating activities. This source of cash was partially offset by net cash of $26.8 million used for the purchase of Inspectrology and $9.6 million used for capital expenditures. Employee headcount as of June 26, 2021 was approximately 1,294.

Key Events

Trade Restriction and Emerging Regulation. The United States Department of Commerce has added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without an export license. In addition, the U.S. Department of Commerce has imposed new export licensing requirements related to China-based customers alleged to engage in military end uses, as well as requiring that an export license be obtained for the purchase and use of certain semiconductor capital equipment based on U.S. technology. As of June 26, 2021, we currently have purchase orders of approximately $7.3 million from customers in China which are affected by these restrictions. We have filed for licenses with the U.S. government and are waiting for a response to ship these orders. In addition, companies in China are being considered as potential military suppliers and these new additions may have a material impact to our sales in China. We continue to monitor the trade related actions governments may take during 2021.

Impact of the COVID-19 Pandemic on Our Business. Events surrounding the ongoing COVID-19 pandemic initially resulted in a reduction in economic activity across the globe, and the timing and extent of the ongoing economic recovery remains uncertain. As a result, we have experienced volatility in the markets that our products are sold into, driven by the move to a stay-at-home economy and fluctuations in consumer and business spending, which has affected demand for certain of our products. The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread. As of August 5, 2021, our operations have been impacted by our pandemic response, as described below, and the global nature of our workforce and our operations, but we have not experienced significant financial impact directly related to the pandemic.

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

To date, the COVID-19 pandemic has disrupted the way that we conduct business, but has not had a material adverse impact on our operations.  However, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the severity of newly identified strains of COVID-19, the actions taken to contain or mitigate its impact, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development, administration, efficacy and public utilization of treatments and vaccines, and the resumption of widespread economic activity. Trade tensions between the United States and China may escalate as a result of COVID-19 or otherwise and could result in the imposition of additional tariffs, trade restrictions or policy changes, any of which could increase costs of our product components and pricing of, and consumer demand for, our products, which could have a negative effect on our results of operations.

Although the inherent uncertainty of the unprecedented and rapidly evolving crisis makes it difficult to predict with any confidence the likely impact on our future operations, the COVID-19 pandemic could have a material adverse impact on our consolidated business, results of operations and financial condition.

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic, see Part II, Item 1A – Risk Factors of this Form 10-Q, Part II, Item 1A – Risk Factors of our Q1 2021 Form 10-Q and Part I, Item 1A – Risk Factors of our 2020 Form 10-K.

Results of Operations for the Three and Six Months Ended June 26, 2021 and June 27, 2020

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $193.4 million increased 43.3% for the three months ended June 26, 2021 as compared to the same period in 2020, in which revenue totaled $134.9 million.  For the six month periods ended June 26, 2021 and June 27, 2020, our revenue totaled $362.7 million and $274.9 million, respectively, representing a year-over-year increase of 31.9%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	June 26,		June 27,		June 26,		June 27,
	2021		2020		2021		2020
Systems and software	$162,898	84%	$108,247	80%	$304,407	84%	$222,577	81%
Parts	18,697	10%	16,329	12%	36,115	10%	29,904	11%
Services	11,792	6%	10,372	8%	22,144	6%	22,395	8%
Total revenue	$193,387	100%	$134,948	100%	$362,666	100%	$274,876	100%

Total systems and software revenue increased $81.1 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020 primarily due to an increase of units shipped in our metrology and inspection product lines. The year-over-year increase in parts and services revenue in absolute dollars from the six months ended June 27, 2020 to the six months ended June 26, 2021 was primarily due to servicing a larger installed base.  Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $105.5 million and

$195.9 million for the three and six months ended June 26, 2021, respectively, as compared to $71.6 million and $134.2 million for the three and six months ended June 27, 2020, respectively.  Our gross profit represented 54.5% and 54.0% of our revenue for the three and six months ended June 26, 2021, respectively, and 53.0% and 48.8% for the three and six months ended June 27, 2020, respectively.  The increase in gross profit as a percentage of revenue for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, is primarily due to charges to cost of goods sold of $9.9 million in the 2020 period for the sale of inventory written-up to fair value upon the 2019 Merger and strengthening product margins across several product lines.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $25.5 million and $47.5 million for the three and six months ended June 26, 2021, respectively, as compared to $22.2 million and $43.1 million for the three and six months ended June 27, 2020, respectively.  The year-over-year dollar increase for the six month period ended June 26, 2021 as compared to the six month period ended June 27, 2020 was primarily due to an increase in new product initiatives.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  Our sales and marketing expenses were $15.4 million and $28.5 million for the three and six months ended June 26, 2021, respectively, as compared to $11.9 million and $24.9 million for the three and six months ended June 27, 2020, respectively.  The year-over-year increase in sales and marketing expenses for the six month period ended June 26, 2021 as compared to the six month period ended June 27, 2020 was primarily due to increased variable compensation plan costs.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $16.3 million and $31.8 million for the three and six months ended June 26, 2021, respectively, as compared to $15.9 million and $36.1 million for the three and six months ended June 27, 2020, respectively.  The year-over-year dollar decrease in general and administrative expenses for the six month period ended June 26, 2021 as compared to the six month period ended June 27, 2020 was primarily due to higher compensation expense in the 2020 period related to restructuring charges as a result of the 2019 Merger.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $12.3 million and $24.7 million for the three and six months ended June 26, 2021, respectively, as compared to $13.7 million and $27.4 million for the same periods in 2020.  The year-over-year decrease in amortization expense for the six month period ended June 26, 2021 as compared to the six month period ended June 27, 2020 was due to certain intangible assets becoming fully amortized during this period, partially offset by amortization for the business acquired in fiscal 2021.

Interest income, net.  Net interest income was $0.3 million and $0.7 million for the three and six months ended June 26, 2021, respectively, as compared to $0.7 million and $1.9 million for the same periods in 2020.  The decrease in net interest income for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020 was due to lower interest rates during the 2021 period.

Other expense, net.  Net other expense was $0.3 million and $1.5 million for the three and six months ended June 26, 2021, as compared to $1.2 million for both the three and six months ended June 27, 2020.  The increase in other expense, net for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020 was primarily due to higher foreign exchange losses during the 2021 period.

Income Taxes. We recorded an income tax provision of $0.9 million and $3.4 million for the three and six months ended June 26, 2021, respectively, as compared to income tax benefit of $6 thousand and income tax provision of $0.4 million for the same period in 2020.  Our effective tax rate of 5.4% differs from the statutory rate of 21% for the six months ended June 26, 2021 primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (FDII), (iii) excess tax benefits associated with equity compensation, and (iv) a release of reserves due to expiration of the applicable statute of limitations.  Our effective tax rate of 12% differs from the statutory rate of 21% for the six months ended June 27, 2020, primarily due to (i) changes in mix of forecasted earnings by jurisdiction, (ii) computed research and development credits on forecasted earning levels, and (iii) a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary

Our future effective income tax rate depends on various factors, such as possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

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

Liquidity and Capital Resources

At June 26, 2021, we had $410.8 million of cash, cash equivalents and marketable securities and $678.5 million in working capital.  At December 26, 2020, we had $373.7 million of cash, cash equivalents and marketable securities and $611.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the six months ended June 26, 2021 and June 27, 2020 were $76.4 million and $46.9 million, respectively.

•

The net cash and cash equivalents provided by operating activities during the six months ended June 26, 2021 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $108.1 million, partially offset by a decrease in cash provided from operating assets and liabilities of $31.7 million.

•

The net cash and cash equivalents provided by operating activities during the six months ended June 27, 2020 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $59.8 million, partially offset by a decrease in cash provided from operating assets and liabilities of $12.9 million.

Net cash and cash equivalents used in investing activities for the six months ended June 26, 2021 was $76.4 million, while during the six months ended June 27, 2020 investing activities provided $7.3 million.

•

During the six months ended June 26, 2021, net cash and cash equivalents used in investing activities included purchases of marketable securities of $142.1 million, purchase of a business of $26.8 million and capital expenditures of $9.6 million, partially offset by proceeds from sales of marketable securities of $102.0 million.

•

During the six months ended June 27, 2020, net cash and cash equivalents provided by investing activities included proceeds from sales of marketable securities of $147.5 million and cash received from convertible note receivable of $2.8 million, partially offset by purchases of marketable securities of $140.4 million and capital expenditures of $2.6 million.

Net cash and cash equivalents used in financing activities were $3.3 million and $55.5 million for the six months ended June 26, 2021 and June 27, 2020, respectively.

•

During the six months ended June 26, 2021, financing activities used cash for tax payments related to shares withheld for share-based compensation plans of $3.2 million.  This use of cash was primarily offset by proceeds from sales of shares through share-based compensation plans of $6.5 million.

•

During the six months ended June 27, 2020, financing activities used cash for the purchase of shares of our common stock under a share repurchase authorization of $52.0 million and tax payments related to shares withheld for share-based compensation plans of $3.3 million and payment of contingent consideration for acquired business of $0.4 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.2 million.

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

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At June 26, 2021, there was $100 million available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of June 26, 2021, the available line of credit was approximately $99.4 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2020 Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 26, 2021. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 26, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The duration of the COVID-19 pandemic, resurgences, the severity of newly identified strains of the virus, the timing, availability, efficacy and public utilization of vaccines cannot be determined. A sustained or prolonged outbreak, a delayed or slower-than-anticipated vaccine rollout, or widespread hesitancy to utilize vaccines could exacerbate the adverse impact of such measures.

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

In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and stock-based compensation. If the anticipated value of our stock-based incentive awards does not materialize so that they cease to be viewed as valuable, if our profits decrease, or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

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

We are in a multi-year process of consolidating a world-wide enterprise resource planning (“ERP”) system, and problems with the design or implementation of this ERP system could interfere with our business and operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At June 26, 2021, there was $100 million available for future share repurchases under the share repurchase authorization.  For further information, see Note 16, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of common stock to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and six months ended June 26, 2021, we withheld 56 thousand and 97 thousand shares through net share settlements.  For the three and six months ended June 26, 2021, net share settlements cost $4.0 million and $6.5 million, respectively. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended June 26, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
March 28, 2021 - April 26, 2021	26	$71.33	—	$100,000
April 27, 2021 - May 26, 2021	—		—	$100,000
May 27, 2021 - June 26, 2021	30	$71.90	—	$100,000
Three months ended June 26, 2021	56	$71.64	—

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

10.1*	Onto Innovation Inc. 2020 Stock Plan amended form of restricted stock units purchase agreements and performance stock unit purchase agreements.

31.1*	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Plisinski, Chief Executive Officer of Onto Innovation Inc.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Onto Innovation Inc.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	August 5, 2021	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	August 5, 2021	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer