Form 10-Q
period 2021-09-25
ONTO INNOVATION INC.
filed 2021-11-04
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2021

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

The number of outstanding shares of the Registrant’s Common Stock on October 6, 2021 was 49,278,444.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Revenue	$200,589	$126,492	$563,255	$401,368
Cost of revenue	91,231	57,604	257,972	198,264
Gross profit	109,358	68,888	305,283	203,104
Operating expenses:
Research and development	23,811	19,678	71,282	62,772
Sales and marketing	12,880	11,924	41,413	36,864
General and administrative	16,548	14,358	48,362	50,421
Amortization	12,993	13,646	37,674	41,081
Total operating expenses	66,232	59,606	198,731	191,138
Operating income	43,126	9,282	106,552	11,966
Interest income, net	234	544	899	2,440
Other expense, net	(291)	(899)	(1,824)	(2,065)
Income before provision for income taxes	43,069	8,927	105,627	12,341
Provision for income taxes	6,621	836	10,015	1,230
Net income	$36,448	$8,091	$95,612	$11,111
Earnings per share:
Basic	$0.74	$0.17	$1.94	$0.23
Diluted	$0.73	$0.16	$1.92	$0.22
Weighted average shares outstanding:
Basic	49,361	48,900	49,190	49,231
Diluted	49,762	49,131	49,684	49,551

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net income	$36,448	$8,091	$95,612	$11,111
Other comprehensive gain (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	461	(72)	(237)	197
Change in currency translation adjustments	55	1,803	(1,307)	2,067
Total other comprehensive gain (loss), net of tax	516	1,731	(1,544)	2,264
Total comprehensive income	$36,964	$9,822	$94,068	$13,375

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$152,207	$136,720
Marketable securities	309,344	237,002
Accounts receivable, less allowance of $1,007 and $784	179,766	149,251
Inventories, net	222,311	191,217
Prepaid expenses and other current assets	21,846	17,471
Total current assets	885,474	731,661
Property, plant and equipment, net	85,685	87,950
Goodwill	313,891	306,632
Identifiable intangible assets, net	292,892	318,357
Deferred income taxes	2,254	2,235
Other assets	23,067	21,337
Total assets	$1,603,263	$1,468,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,867	$40,183
Accrued liabilities	42,642	37,075
Deferred revenue	26,551	14,334
Other current liabilities	28,557	28,499
Total current liabilities	148,617	120,091
Deferred income taxes	54,354	55,623
Other non-current liabilities	26,742	27,712
Total liabilities	229,713	203,426
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,248,703	1,233,967
Accumulated other comprehensive income	3,024	4,568
Retained earnings	121,774	26,162
Total stockholders’ equity	1,373,550	1,264,746
Total liabilities and stockholders’ equity	$1,603,263	$1,468,172

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Cash flows from operating activities:
Net income	$95,612	$11,111
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	37,674	41,081
Depreciation	11,044	9,834
Share-based compensation	15,107	12,983
Acquired inventory step-up amortization	253	10,172
Provision for inventory valuation	6,262	5,437
Other, net	893	546
Changes in operating assets and liabilities, net of effects of business acquired	(40,565)	(18,305)
Net cash and cash equivalents provided by operating activities	126,280	72,859
Cash flows from investing activities:
Purchases of marketable securities	(250,486)	(250,928)
Proceeds from sales of marketable securities	177,529	201,764
Cash received from convertible note receivable	—	2,848
Purchase of business, net of cash acquired	(26,795)	—
Purchases of property, plant and equipment	(11,176)	(3,391)
Net cash and cash equivalents used in investing activities	(110,928)	(49,707)
Cash flows from financing activities:
Purchase of common stock	—	(52,000)
Tax payments related to shares withheld for share-based compensation plans	(6,780)	(3,546)
Payment of contingent consideration for acquired business	—	(435)
Issuance of shares through share-based compensation plans	6,409	2,845
Net cash and cash equivalents used in financing activities	(371)	(53,136)
Effect of exchange rate changes on cash and cash equivalents	506	917
Net increase (decrease) in cash and cash equivalents	15,487	(29,067)
Cash and cash equivalents at beginning of period	136,720	130,673
Cash and cash equivalents at end of period	$152,207	$101,606

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$16,524	$4,562

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 26, 2020	48,758	$49	$1,233,967	$4,568	$26,162	$1,264,746
Net income	—	—	—	—	24,113	24,113
Share-based compensation	—	—	4,890	—	—	4,890
Issuance of shares through share-based compensation plans	240	—	3,085	—	—	3,085
Share-based compensation plan withholdings	(41)	—	(2,492)	—	—	(2,492)
Currency translation	—	—	—	(1,899)	—	(1,899)
Unrealized loss on investments	—	—	—	(131)	—	(131)
Balance at March 27, 2021	48,957	$49	$1,239,450	$2,538	$50,275	$1,292,312
Net income	—	—	—	—	35,051	35,051
Share-based compensation	—	—	6,107	—	—	6,107
Issuance of shares through share-based compensation plans, net	288	—	130	—	—	130
Share-based compensation plan withholdings	(56)	—	(4,007)	—	—	(4,007)
Currency translation	—	—	—	537	—	537
Unrealized loss on investments	—	—	—	(567)	—	(567)
Balance at June 26, 2021	49,189	$49	$1,241,680	$2,508	$85,326	$1,329,563
Net income	—	—	—	—	36,448	36,448
Share-based compensation	—	—	4,110	—	—	4,110
Issuance of shares through share-based compensation plans, net	93	—	3,193	—	—	3,193
Share-based compensation plan withholdings	(4)	—	(280)	—	—	(280)
Currency translation	—	—	—	55	—	55
Unrealized loss on investments	—	—	—	461	—	461
Balance at September 25, 2021	49,278	$49	$1,248,703	$3,024	$121,774	$1,373,550

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026
Repurchase of common stock	(1,250)	(1)	(33,613)	—	—	(33,614)
Net loss	—	—	—	—	(4,404)	(4,404)
Share-based compensation	—	—	3,955	—	—	3,955
Issuance of shares through share-based compensation plans	240	—	164	—	—	164
Share-based compensation plan withholdings	(42)	—	(1,565)	—	—	(1,565)
Currency translation	—	—	—	(2,231)	—	(2,231)
Unrealized loss on investments	—	—	—	(526)	—	(526)
Balance at March 28, 2020	49,132	$49	$1,238,378	$(3,355)	$(9,267)	$1,225,805
Issuance of shares through share-based compensation plans, net	279	—	15	—	—	15
Repurchase of common stock	(632)	—	(18,385)	—	—	(18,385)
Net income	—	—	—	—	7,424	7,424
Share-based compensation	—	—	4,775	—	—	4,775
Share-based compensation plan withholdings	(55)	—	(1,715)	—	—	(1,715)
Currency translation	—	—	—	2,495	—	2,495
Unrealized gain on investments	—	—	—	795	—	795
Balance at June 27, 2020	48,724	$49	$1,223,068	$(65)	$(1,843)	$1,221,209
Issuance of shares through share-based compensation plans, net	116	—	2,665	—	—	2,665
Net income	—	—	—	—	8,091	8,091
Share-based compensation	—	—	4,253	—	—	4,253
Share-based compensation plan withholdings	(8)	—	(266)	—	—	(266)
Currency translation	—	—	—	1,803	—	1,803
Unrealized loss on investments	—	—	—	(72)	—	(72)
Balance at September 26, 2020	48,832	$49	$1,229,720	$1,666	$6,248	$1,237,683

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31st. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 53-week fiscal year. The first quarter of the Company’s fiscal year 2021 ended on March 27, 2021, the second quarter ended on June 26, 2021 and the third quarter ended on September 25, 2021. Our fiscal year ended December 26, 2020 was a 52-week fiscal year.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” or “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine months ended September 25, 2021 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021.  The accompanying Condensed Consolidated Balance Sheet at December 26, 2020 has been derived from the audited consolidated financial statements included in the 2020 Form 10-K.

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

These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, fair value of assets acquired, and liabilities assumed in a business combination and stock awards. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

The Company also assessed the impacts of COVID-19 on the above accounting matters as of September 25, 2021 and through the date of this report. While there was not a material impact as of and for the quarter ended September 25, 2021 and through the date of this report, future actual magnitude and duration of the COVID-19 pandemic, as well as other associated factors, could result in material negative impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

NOTE 2. Business Combination

Inspectrology, LLC

On December 31, 2020, the Company acquired Inspectrology, LLC (“Inspectrology”), a leading supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market for $27,015 in cash and a potential earnout of $10,000, subject to achievement of certain revenue targets earned for fiscal year 2021 and fiscal year 2022. As of September 25, 2021, the Company does not believe the earnout criteria will be met. Certain payments, including the earnout, are subject to the principals remaining with the Company for a period of one to three years.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 25, 2021 and December 26, 2020:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 25, 2021
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$157,411	$—	$157,411	$—
Asset-backed securities	3,231	—	3,231	—
Certificates of deposit	37,714	—	37,714	—
Commercial paper	66,727	—	66,727	—
Corporate bonds	44,261	—	44,261	—
Total assets	$309,344	$—	$309,344	$—
Liabilities:
Foreign currency forward contracts	68	—	68	—
Total liabilities	$68	$—	$68	$—

December 26, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$124,640	$—	$124,640	$—
Asset-backed securities	11,708	—	11,708	—
Certificates of deposit	36,373	—	36,373	—
Commercial paper	32,699	—	32,699	—
Corporate bonds	31,582	—	31,582	—
Total assets	$237,002	$—	$237,002	$—
Liabilities:
Foreign currency forward contracts	36	—	36	—
Total liabilities	$36	$—	$36	$—

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

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Marketable Securities

At September 25, 2021 and December 26, 2020, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 25, 2021
Municipal notes and bonds	$157,345	$100	$34	$157,411
Asset-backed securities	3,230	1	—	3,231
Certificates of deposit	37,702	12	—	37,714
Commercial paper	66,716	13	1	66,728
Corporate bonds	44,333	7	80	44,260
Total marketable securities	$309,326	$133	$115	$309,344
December 26, 2020
Municipal notes and bonds	$124,387	$257	$4	$124,640
Asset-backed securities	11,679	29	—	11,708
Certificates of deposit	36,349	24	—	36,373
Commercial paper	32,690	12	3	32,699
Corporate bonds	31,544	50	12	31,582
Total marketable securities	$236,649	$372	$19	$237,002

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at September 25, 2021 and December 26, 2020:

	September 25, 2021		December 26, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$225,010	$225,039	$170,099	$170,321
Due after one through five years	84,316	84,305	66,550	66,681
Due after five years	—	—	—	—
Total marketable securities	$309,326	$309,344	$236,649	$237,002

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at September 25, 2021 and December 26, 2020:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 25, 2021
Municipal notes and bonds	$56,240	$34	$—	$—
Commercial paper	13,415	1	—	—
Corporate bonds	23,969	35	2,587	45
Total	$93,624	$70	$2,587	$45
December 26, 2020
Municipal notes and bonds	$8,641	$4	$—	$—
Commercial paper	8,862	3	—	—
Corporate bonds	14,947	12	—	—
Total	$32,450	$19	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 25, 2021 and December 26, 2020, these contracts included the future sale of British pound sterling, euro, Israeli shekel, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 25, 2021 and December 26, 2020 were as follows:

	September 25, 2021	December 26, 2020
Notional amount	$12,662	$37,580
Fair value of liability	$68	$36

NOTE 6. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 26, 2020	$306,632
Goodwill from Inspectrology acquisition (Note 2)	7,259
Balance at September 25, 2021	$313,891

Intangible Assets

Purchased intangible assets as of September 25, 2021 and December 26, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 25, 2021
Finite-lived intangibles:
Developed technology	$350,946	$143,648	$207,298
Customer and distributor relationships	74,701	24,557	50,144
Trademarks and trade names	14,361	6,311	8,050
Total finite-lived intangible assets	440,008	174,516	265,492
In-process research and development	27,400	—	27,400
Total identifiable intangible assets	$467,408	$174,516	$292,892
December 26, 2020
Finite-lived intangibles:
Developed technology	$326,877	$110,851	$216,026
Customer and distributor relationships	69,261	20,654	48,607
Trademarks and trade names	12,461	5,337	7,124
Total finite-lived intangible assets	408,599	136,842	271,757
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,199	$136,842	$318,357

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2021 (remainder)	$12,927
2022	51,572
2023	51,097
2024	45,412
2025	28,862
2026	27,669
Thereafter	47,953
Total	$265,492

NOTE 7. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	September 25, 2021	December 26, 2020
Materials	$138,918	$124,926
Work-in-process	54,818	44,829
Finished goods	28,575	21,462
Total inventories, net	$222,311	$191,217

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 25, 2021	December 26, 2020
Machinery and equipment	$57,302	$52,833
Land and building	48,133	47,544
Computer equipment and software	15,771	15,549
Leasehold improvements	13,658	12,927
Furniture and fixtures	3,995	4,013
	138,859	132,866
Accumulated depreciation and amortization	(53,174)	(44,916)
Total property, plant and equipment, net	$85,685	$87,950

Other assets

Other assets is comprised of the following:

	September 25, 2021	December 26, 2020
Operating lease right-of-use assets	$18,712	$19,669
Other	4,355	1,668
Total other assets	$23,067	$21,337

Accrued liabilities

Accrued liabilities is comprised of the following:

	September 25, 2021	December 26, 2020
Payroll and related expenses	$33,121	$30,270
Warranty	8,396	6,062
Other	1,125	743
Total accrued liabilities	$42,642	$37,075

Other current liabilities

Other current liabilities is comprised of the following:

	September 25, 2021	December 26, 2020
Customer deposits	$14,437	$15,177
Current operating lease obligations	4,359	4,470
Income tax payable	747	4,109
Accrued professional fees	1,744	1,184
Other	7,270	3,559
Total other current liabilities	$28,557	$28,499

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 25, 2021	December 26, 2020
Non-current operating lease obligations	$14,992	$16,455
Unrecognized tax benefits (including interest)	3,130	3,812
Deferred revenue	1,308	1,292
Other	7,312	6,153
Total other non-current liabilities	$26,742	$27,712

NOTE 8. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $14,850 of receivables during the nine months ended September 25, 2021. These receivables were not included in the condensed consolidated balance sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at September 25, 2021.

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

Warranty Reserves

The Company generally provides a warranty on its products for a period of 12 to 14 months against defects in material and workmanship. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based primarily on historical experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty provisions are generally related to current period sales.  Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 14 months prior to the period-end.

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Balance, beginning of the period	$6,485	$6,348
Accruals	8,261	5,646
Warranty liability assumed in acquisition	407	—
Usage	(6,134)	(5,710)
Balance, end of the period	$9,019	$6,284

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

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of September 25, 2021 was approximately $110.9 million with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Point-in-time	$190,014	$122,015	$533,308	$387,556
Over-time	10,575	4,477	29,947	13,812
Total revenue	$200,589	$126,492	$563,255	$401,368

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Balance, beginning of the period	$22,906	$17,894	$15,626	$15,093
Deferred revenue assumed in acquisition	—	—	386	—
Deferral of revenue	17,317	10,137	51,666	33,389
Recognition of deferred revenue	(12,364)	(10,396)	(39,819)	(30,847)
Balance, end of the period	$27,859	$17,635	$27,859	$17,635

NOTE 10. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the nine months ended September 25, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 26, 2020	964	$31.37
Granted	309	$69.82
Vested	(417)	$30.90
Forfeited	(83)	$42.40
Nonvested at September 25, 2021	773	$46.54

As of September 25, 2021 and December 26, 2020, there was $23,747 and $19,135 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.6 years and 1.7 years for September 25, 2021 and December 26, 2020, respectively.

NOTE 11. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Foreign currency exchange losses, net	$(204)	$(1,005)	$(1,803)	$(2,311)
Other	(87)	106	(21)	246
Total other expense, net	$(291)	$(899)	$(1,824)	$(2,065)

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Income before income taxes	$43,069	$8,927	$105,627	$12,341
Provision for income taxes	$6,621	$836	$10,015	$1,230
Effective tax rate	15%	9%	10%	10%

The income tax provision for the three and nine months ended September 25, 2021 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The increase in the Company’s income tax provision for the three months ended September 25, 2021 as compared to the three months ended September 26, 2020 is primarily due to an increase in quarterly earnings, a decrease to the estimated tax benefit of the R&D and foreign tax credits, offset by an increase in the Foreign Derived Intangible Income (“FDII”) deduction and an increase in the excess tax benefit associated with equity compensation.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $14,244 and $14,238 as of September 25, 2021 and December 26, 2020, respectively.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Numerator:
Net income	$36,448	$8,091	$95,612	$11,111
Denominator:
Basic earnings per share - weighted average shares outstanding	49,361	48,900	49,190	49,231
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	401	231	494	320
Diluted earnings per share - weighted average shares outstanding	49,762	49,131	49,684	49,551
Earnings per share:
Basic	$0.74	$0.17	$1.94	$0.23
Diluted	$0.73	$0.16	$1.92	$0.22

NOTE 14. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at September 25, 2021, as well as the activity for the nine months ended September 25, 2021, were as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale marketable securities	Accumulated other comprehensive income
Balance at December 26, 2020	$4,479	$89	$4,568
Net current period other comprehensive loss	(1,307)	(237)	(1,544)
Reclassifications	—	—	—
Balance at September 25, 2021	$3,172	$(148)	$3,024

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 25,		September 26,		September 25,		September 26,
	2021		2020		2021		2020
Systems and software	$170,937	85%	$97,774	77%	$475,345	84%	$321,062	80%
Parts	17,804	9%	18,815	15%	53,919	10%	48,719	12%
Services	11,848	6%	9,903	8%	33,991	6%	31,587	8%
Total revenue	$200,589	100%	$126,492	100%	$563,255	100%	$401,368	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Revenue from third parties:
Taiwan	$59,258	$30,028	$144,052	$97,206
South Korea	29,877	13,250	121,705	56,971
China	30,442	31,911	98,495	90,295
United States	40,483	16,036	91,663	58,062
Europe	16,685	12,173	48,517	37,331
Japan	14,306	13,698	39,557	42,632
Southeast Asia	9,538	9,396	19,266	18,871
Total revenue	$200,589	$126,492	$563,255	$401,368

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Taiwan Semiconductor Manufacturing Co. Ltd.	18%	16%
Samsung Semiconductor	18%	14%

NOTE 16. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At September 25, 2021, there was $100,000 available for future share repurchases under this share repurchase authorization.

The following table summarizes the Company’s share repurchases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Shares of common stock repurchased	—	—	—	1,882
Cost of shares repurchased	$—	$—	$—	$52,000
Average price paid per share	$—	$—	$—	$27.62

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

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following:

•

effects of the COVID-19 pandemic including measures being taken to limit the spread of COVID-19, the severity, including the virulence and transmissibility, of newly identified strains of COVID-19, the timing, availability, efficacy and public utilization of vaccines for COVID-19 which have an impact on demand for our products, reduction in production levels, R&D activities, and qualification activities with our customers, increased costs, disruptions to our supply chain and a decrease in availability under our credit agreement;

•

cybersecurity incidents could result in business disruption, theft of intellectual property, the loss of or inability to access valuable information, essential data or assets or subject us to litigation or regulatory enforcement actions associated with our obligations related to matters such as privacy and data protection;

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
•

the ability to successfully complete and/or unanticipated difficulties or expenditures in the integration of the businesses of Rudolph Technologies, Inc. (“Rudolph”) and Nanometrics Incorporated (“Nanometrics”) within the expected time frame and to maintain the anticipated synergies and value-creation contemplated by the merger of Rudolph and Nanometrics (the “2019 Merger”);

•

the “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020 (the “2020 Form 10-K”), in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021 (the “Q1 2021 Form 10-Q”), in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021 (the “Q2 2021 Form 10-Q”) and in Part II, Item 1A of this Form 10-Q.

You should carefully review the cautionary statements and “Risk Factors” contained in the 2020 Form 10-K, the Q1 2021 Form 10-Q, the Q2 2021 Form 10-Q and this Form 10-Q. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Executive Summary

We are a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. We deliver comprehensive solutions throughout the semiconductor fabrication process with our family of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. We provide process and yield management solutions used in both wafer processing facilities, often referred to as “front-end,” and in device packaging and test facilities, commonly referred to as “back-end” manufacturing. Our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	September 25,	June 26,	September 26,
	2021	2021	2020
Revenue	$200,589	$193,387	$126,492
Gross profit	$109,358	$105,456	$68,888
Gross profit as a percent of revenue	55%	55%	54%
Total operating expenses	$66,232	$69,515	$59,606
Net income	$36,448	$35,051	$8,091
Diluted earnings per share	$0.73	$0.71	$0.16

•

In the fiscal quarter ended September 25, 2021 (the “September 2021 quarter”), revenue increased 3.7% compared to the fiscal quarter ended June 26, 2021 (the “June 2021 quarter”), primarily due to an increase in sales to foundry customers for advanced nodes applications, partially offset by a decline in sales to memory customers.

•

Gross margin as a percentage of revenue in the September 2021 quarter compared to the June 2021 quarter was relatively flat primarily driven by shift in sales to products with slightly higher margins, partially offset charges for excess and obsolete inventory and higher freight costs.

•

The decrease in operating expenses in the September 2021 quarter compared to the June 2021 quarter was mainly driven by a decrease in employee-related expenses as a result of higher variable compensation plan costs recorded in the June 2021 quarter.

Our cash, cash equivalents and marketable securities balance increased to $461.6 million at the end of the September 2021 quarter compared to $373.7 million at the end of the fiscal quarter ended December 26, 2020. This increase was primarily the result of $126.3 million of cash generated from operating activities. This source of cash was partially offset by net cash of $26.8 million used for the purchase of Inspectrology and $11.2 million used for capital expenditures. Employee headcount as of September 25, 2021 was approximately 1,349.

Key Events

Business Combination.  On December 31, 2020, the Company acquired Inspectrology, LLC, a leading supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market.  The purchase consideration consisted of $27,015 in cash paid at closing and a potential earnout of $10,000, subject to achievement of certain revenue targets earned for fiscal year 2021 and fiscal year 2022.

Trade Restriction and Emerging Regulation. The United States Department of Commerce has added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without an export license. In addition, the U.S. Department of Commerce has imposed new export licensing requirements related to China-based customers alleged to engage in military end uses, as well as requiring that an export license be obtained for the purchase and use of certain semiconductor capital equipment based on U.S. technology. As of September 25, 2021, we currently have purchase orders of approximately $4.9 million from customers in China which are affected by these restrictions. We have filed for licenses with the U.S. government and are waiting for a response to ship these orders. In addition, companies in China are being considered as potential military suppliers and these new additions may have a material impact to our sales in China. We continue to monitor the trade related actions governments may take during the remainder of 2021.

Impact of the COVID-19 Pandemic on Our Business. Events surrounding the ongoing COVID-19 pandemic initially resulted in a reduction in economic activity across the globe, and the timing and extent of the ongoing economic recovery remains uncertain. As a result, we have experienced volatility in the markets that our products are sold into, driven by the move to a stay-at-home economy and fluctuations in consumer and business spending, which has affected demand for certain of our products. The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread. As of November 4, 2021, our operations have been impacted by our pandemic response, as described below, and the global nature of our workforce and our operations, but we have not experienced significant financial impact directly related to the pandemic.

We have prioritized the health and safety of our employees and customers in our pandemic response. As governmental authorities implement restrictions on commercial operations, we have continued to ensure compliance with these directives while also maintaining business continuity for our essential operations. We have a global workforce.  Although our manufacturing is conducted solely in the U.S., we maintain offices in the United States, South Korea, Japan, Taiwan, China, Singapore and Europe. Our operations at these offices are subject to various governmental directives and, as a result thereof, we have instituted a work-from-home policy for these employees to the extent practical.  Where our essential employees are required to continue to report to work to perform their responsibilities, we have implemented staggered shifts or otherwise adjusted work schedules to maximize our operating capacity while adhering to applicable restrictions, including recommended distancing between persons.  We have also provided our essential employees with appropriate protective equipment and have enhanced and increased cleanings at our facilities. At this time, we have not experienced any reduction in productivity, though we have incurred certain costs related to the implementation of these policies and practices.  In addition, we have enhanced our email screening and cyber monitoring of all of our devices to further support our work from home policy.  As certain countries have relaxed restrictions over the past few months, we have restarted certain activities in accordance with local guidelines.  We may take further actions that we determine to be in the best interests of our employees or as may be required by federal, state, or local authorities.

To date, the COVID-19 pandemic has disrupted the way that we conduct business but has not had a material adverse impact on our operations.  We have not experienced significant delays in customer deliveries, but we are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions.  Demand for our products was consistent with or exceeded our expectations for the third quarter of fiscal 2021.  However, further disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 may pose risks to our business, results of operations and financial condition.  In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers.

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

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic, see Part II, Item 1A – Risk Factors of this Form 10-Q, Part II, Item 1A – Risk Factors of our Q1 2021 Form 10-Q, Part II, Item 1A – Risk Factors of our Q2 2021 Form 10-Q and Part I, Item 1A – Risk Factors of our 2020 Form 10-K.

Results of Operations for the Three and Nine Months Ended September 25, 2021 and September 26, 2020

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $200.6 million increased 58.6% for the three months ended September 25, 2021 as compared to the same period in 2020, in which revenue totaled $126.5 million.  For the nine-month periods ended September 25, 2021 and September 26, 2020, our revenue totaled $563.3 million and $401.4 million, respectively, representing a year-over-year increase of 40.3%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 25,		September 26,		September 25,		September 26,
	2021		2020		2021		2020
Systems and software	$170,937	85%	$97,774	77%	$475,345	84%	$321,062	80%
Parts	17,804	9%	18,815	15%	53,919	10%	48,719	12%
Services	11,848	6%	9,903	8%	33,991	6%	31,587	8%
Total revenue	$200,589	100%	$126,492	100%	$563,255	100%	$401,368	100%

Total systems and software revenue increased $154.3 million for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020 primarily due to an increase of units shipped in our metrology and inspection product lines. The year-over-year increase in parts and services revenue in absolute dollars from the nine months ended September 26, 2020 to the nine months ended September 25, 2021 was primarily due to servicing a larger installed base.  Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will likely continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $109.4 million and $305.3 million for the three and nine months ended September 25, 2021, respectively, as compared to $68.9 million and $203.1 million for the three and nine months ended September 26, 2020, respectively.  Our gross profit represented 54.5% and 54.2% of our revenue for the three and nine months ended September 25, 2021, respectively, and 54.5% and 50.6% for the three and nine months ended September 26, 2020, respectively.  The increase in gross profit as a percentage of revenue for the nine months ended September 25, 2021, as compared to the nine months ended September 26, 2020, is primarily due to charges to cost of goods sold of $9.9 million in the 2020 period for the sale of inventory written-up to fair value upon the 2019 Merger and strengthening product margins across several product lines.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $23.8 million and $71.3 million for the three and nine months ended September 25, 2021, respectively, as compared to $19.7 million and $62.8 million for the three and nine months ended September 26, 2020, respectively.  The year-over-year dollar increase for the nine-month period ended September 25, 2021 as compared to the nine-month period ended September 26, 2020 was primarily due to an increase in new product initiatives.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses.  Our sales and marketing expenses were $12.9 million and $41.4 million for the three and nine months ended September 25, 2021, respectively, as compared to $11.9 million and $36.9 million for the three and nine months ended September 26, 2020, respectively.  The year-over-year increase in sales and marketing expenses for the nine-month period ended September 25, 2021 as compared to the nine-month period ended September 26, 2020 was primarily due to increased variable compensation plan costs.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $16.5 million and $48.4 million for the three and nine months ended September 25, 2021, respectively, as compared to $14.4 million and $50.4 million for the three and nine months ended September 26, 2020, respectively.  The year-over-year dollar decrease in general and administrative expenses for the nine-month period ended September 25, 2021 as compared to the nine-month period ended September 26, 2020 was primarily due to higher compensation expense in the 2020 period related to restructuring charges as a result of the 2019 Merger.
•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $13.0 million and $37.7 million for the three and nine months ended September 25, 2021, respectively, as compared to $13.6 million and $41.1 million, respectively, for the same periods in 2020.  The year-over-year decrease in amortization expense for the nine-month period ended September 25, 2021 as compared to the nine-month period ended September 26, 2020 was due to certain intangible assets becoming fully amortized during this period, partially offset by amortization in the 2021 period for the Inspectrology acquisition.

Interest income, net.  Net interest income was $0.2 million and $0.9 million for the three and nine months ended September 25, 2021, respectively, as compared to $0.5 million and $2.4 million, respectively, for the same periods in 2020.  The decrease in net interest income for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020 was due to lower interest rates during the 2021 period.

Other expense, net.  Net other expense was $0.3 million and $1.8 million, respectively, for the three and nine months ended September 25, 2021, as compared to $0.9 million and $2.1 million, respectively, for the three and nine months ended September 26, 2020.  The decrease in other expense, net for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020 was primarily due to higher foreign exchange losses during the 2020 period.

Income Taxes. We recorded an income tax provision of $6.6 million and $10.0 million, respectively, for the three and nine months ended September 25, 2021 as compared to income tax provision of $0.8 million and $1.2 million, respectively, for the same periods in 2020.  Our effective tax rate of 10% differs from the statutory rate of 21% for the nine months ended September 25, 2021 primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (FDII), (iii) excess tax benefits associated with equity compensation, and (iv) a release of reserves due to expiration of the applicable statute of limitations.  Our effective tax rate of 10% differs from the statutory rate of 21% for the nine months ended September 26, 2020, primarily due to (i) the deduction related to foreign derived intangible income (FDII), (ii) research and development tax credits, and (iii) a one-time provision for additional withholding tax related to a dividend distribution from the Company’s Korea subsidiary

Our future effective income tax rate depends on various factors, such as possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

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

Liquidity and Capital Resources

At September 25, 2021, we had $461.6 million of cash, cash equivalents and marketable securities and $736.9 million in working capital.  At December 26, 2020, we had $373.7 million of cash, cash equivalents and marketable securities and $611.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the nine months ended September 25, 2021 and September 26, 2020 were $126.3 million and $72.9 million, respectively.

•

The net cash and cash equivalents provided by operating activities during the nine months ended September 25, 2021 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $166.8 million, partially offset by a decrease in cash provided from operating assets and liabilities of $40.5 million, primarily due to increases in inventories and accounts receivable.

•

The net cash and cash equivalents provided by operating activities during the nine months ended September 26, 2020 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $91.2 million, partially offset by a decrease in cash provided from operating assets and liabilities of $18.3 million, primarily related to increases in inventories and accounts receivable.

Net cash and cash equivalents used in investing activities for the nine months ended September 25, 2021 and September 26, 2020 were $110.9 million and $49.7 million, respectively.

•

During the nine months ended September 25, 2021, net cash and cash equivalents used in investing activities included purchases of marketable securities of $250.4 million, purchase of a business of $26.8 million and capital expenditures of $11.2 million, partially offset by proceeds from sales of marketable securities of $177.5 million.

•

During the nine months ended September 26, 2020, net cash and cash equivalents provided by investing activities included purchases of marketable securities of $250.9 million and capital expenditures of $3.4 million, partially offset by proceeds from sales of marketable securities of $201.8 million and cash received from convertible note receivable of $2.8 million.

Net cash and cash equivalents used in financing activities were $0.4 million and $53.1 million for the nine months ended September 25, 2021 and September 26, 2020, respectively.

•

During the nine months ended September 25, 2021, financing activities used cash for tax payments related to shares withheld for share-based compensation plans of $6.8 million.  This use of cash was primarily offset by proceeds from sales of shares through share-based compensation plans of $6.4 million.

•

During the nine months ended September 26, 2020, financing activities used $52.0 million in cash for the purchase of shares of our common stock under a share repurchase authorizations and tax payments of $3.5 million related to shares withheld for share-based compensation plans and payment of $0.4 million in contingent consideration for acquired business, partially offset by proceeds of $2.8 million from sales of shares through share-based compensation plans.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.  On December 31, 2020, the Company acquired Inspectrology, LLC for $27,015 in cash and a potential earnout of $10,000, subject to the achievement of certain revenue targets earned for fiscal 2021 and 2022.

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At September 25, 2021, there was $100 million available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of September 25, 2021, the available line of credit was approximately $110.9 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. In addition, although the ultimate impact of the COVID-19 pandemic on our future results remains uncertain, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. Market conditions due to the COVID-19 pandemic or other factors may have an impact on our ability to access such additional funding. Our borrowing capacity under our existing line of credit is tied to the value of eligible securities held at the time of borrowing, which may be negatively impacted by market conditions due to COVID-19 and government responses thereto or other factors. In addition, a reduction in or volatility with respect to our stock price or the general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 25, 2021. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 25, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

•

As a result of the implementation of our work-from-home policy, the potential opportunities for the Company to be subject to an adverse cybersecurity event have increased which in turn could give rise to business disruptions, loss of information, intellectual property and critical date as well as other negative impacts;

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

Our earnings could be negatively affected, and our inventory levels could materially increase if we are unable to predict our inventory needs in an accurate and timely manner and adjust our orders for parts and subcomponents in the event that our needs increase or decrease materially due to unexpected increases or decreases in demand for our products. Any material increase in our inventories could result in an adverse effect on our financial position, while any material decrease in our ability to procure needed inventories could result in an inability to supply customer demand for our products, thus adversely affecting our revenue.

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

If we deliver systems with defects, our credibility will be harmed, and the sales and market acceptance of our systems will decrease.

Our systems are complex and have occasionally contained errors, defects and bugs when introduced. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, computer viruses or malicious code as a result of cyber-attacks to our computer networks, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems provided that we also include a cap on our liability in the related sales agreements. Our product liability insurance policy currently provides both aggregate coverage as well as an overall umbrella coverage. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

Cyber-attacks and other malicious internet-based activities continue to increase. In response to the COVID-19 pandemic, our expanded reliance on remote access to our information systems has further increased our exposure to potential cybersecurity breaches.  As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our ability to anticipate these techniques or to implement adequate preventative measures is reduced. In addition, third parties have made attempts to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. As a result of any of these events, our or our customers’ and vendors’ information could be accessed or disclosed improperly. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to choose to purchase from our competitors, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

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

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers. The lead-

time required for shipments of some of our components can be as long as six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

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

Risks Related to the 2019 Merger

Any ongoing actions related to the combination of the businesses of Rudolph and Nanometrics may be more difficult, costly or time-consuming than expected and we may fail to complete the successful integration of the businesses and operations in the expected time frame and/or realize the anticipated benefits of the 2019 Merger, which may adversely affect our business results and negatively affect the value of our common stock.

Prior to completion of the 2019 Merger, Rudolph and Nanometrics operated independently. There can be no assurances that these businesses can be fully integrated successfully. It is possible that the ongoing integration process could result in the loss of key employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs, unforeseen expenses or an overall post-completion integration process that takes longer than originally anticipated. Further, the success of the 2019 Merger depends on, among other things, our ability to combine the businesses of Rudolph and Nanometrics in a manner that realizes cost savings and facilitates growth opportunities.

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

As a result, at times the attention of certain members of management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial, which may disrupt our business.

In addition, we must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. However, actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address any remaining integration challenges and successfully achieve our objectives, we may be unable to realize the anticipated benefits of the integration the 2019 Merger or it may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the 2019 Merger, any delays encountered in any remaining activities which are part of the integration process, or failure to complete the integration could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At September 25, 2021, there was $100 million available for future share repurchases under the share repurchase authorization.  For further information, see Note 16, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of common stock to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and nine months ended September 25, 2021, respectively, we withheld 4 thousand and 100.9 thousand shares through net share settlements.  For the three and nine months ended September 25, 2021, net share settlements cost $0.3 million and $6.8 million, respectively. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended September 25, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
June 27, 2021 - July 25, 2021	—	$—	—	$100,000
July 26, 2021 - August 25, 2021	—	$—	—	$100,000
August 26, 2021 - September 25, 2021	4	$74.89	—	$100,000
Three months ended September 25, 2021	4	$74.89	—

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

10.1*	Onto Innovation Inc. 2020 Stock Plan form of employee incentive restricted stock unit purchase agreement.

10.2	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 13, 2021 (File No. 001-39110).

31.1*	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Plisinski, Chief Executive Officer of Onto Innovation Inc.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Onto Innovation Inc.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	November 4, 2021	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 4, 2021	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer