Form 10-K
period 2022-01-01
ONTO INNOVATION INC.
filed 2022-02-25
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2022

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $3,504,224,185 based on the closing price of the Common Stock on the New York Stock Exchange on June 25, 2021.

The number of shares of the registrant’s Common Stock outstanding as of February 8, 2022 was 49,359,739.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 10, 2022.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”), or incorporated by reference in this Form 10-K, of Onto Innovation Inc. (referred to in this Form 10-K, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”) may be considered “forward-looking statements” or may be based on “forward-looking statements,” including, but not limited to, those concerning:

•	anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic;
•	our business momentum and future growth;
•	technology development, product introduction and acceptance of our products and services;
•

our manufacturing practices and ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, including our ability to source components, materials, and equipment due to supply chain delays or shortages;

•	our expectations of the semiconductor market outlook;
•	future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, and cash requirements;
•	our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate; and
•	our ability to be successful in managing our cost structure and cash expenditures and results of litigation.

Statements contained or incorporated by reference in this Form 10-K that are not purely historical are forward-looking statements and are subject to safe harbors created under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions, such as those identified in Part I, Item 1A. “Risk Factors” and elsewhere in this Form 10-K. Actual results may differ materially and adversely from those included in such forward-looking statements. Forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

General

Onto Innovation is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and 2D/3D optical metrology, lithography systems, and process control analytical software used by bare silicon wafer manufacturers, semiconductor wafer fabricators, and advanced packaging manufacturers. Our products are also used for process control in a number of other high technology markets, including manufacturing of light emitting diodes (“LED”), vertical-cavity surface-emitting lasers (“VCSEL”), micro-electromechanical systems (“MEMS”), CMOS image sensors (“CIS”), compound semiconductor (SiC and GaN) power devices, RF filters and modules, data storage, and certain industrial and scientific applications.

We provide process and yield management solutions used in bare silicon wafer production and wafer processing facilities, often referred to as “front-end” manufacturing, and advanced packaging of chips and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for optical metrology, macro-defect inspection, packaging lithography, probe card test and analysis, as well as transparent and opaque thin film measurements. Our automated and integrated metrology systems measure critical dimensions, device structures, topography, shape, and various thin film compositions, including three-dimensional features and film thickness, as well as optical, electrical and material properties. Our primary area of focus are products that provide critical yield-enhancing and actionable information, which is used by microelectronic device manufacturers to drive down scrap costs and to decrease the time to market of their next-generation devices.  Our systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, factory-wide, and enterprise-wide suites to enhance productivity and achieve significant cost savings. Our systems are backed by worldwide customer service and applications support.

2019 Merger

On October 25, 2019, we became Onto Innovation Inc. upon the effectiveness of the merger (the “2019 Merger”) between Nanometrics Incorporated (“Nanometrics”) and Rudolph Technologies, Inc. (“Rudolph”).  We accounted for the 2019 Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles (“GAAP”). GAAP requires that either Nanometrics or Rudolph is designated as the acquirer for accounting and financial reporting purposes (“Accounting Acquirer”). Based on the evidence available, Rudolph was designated as the Accounting Acquirer while Nanometrics was the acquirer for legal purposes. Therefore, Rudolph’s historical results of operations replaced Nanometrics’ historical results of operations for all periods prior to the 2019 Merger. See Note 3 in Part II, Item 8 of this Form 10-K for more details regarding the 2019 Merger. However, ONTO stock price and volumes prior to October 25, 2019 are Nanometrics (NANO) stock data.

Key Events in Fiscal 2021

Business Combination.  In the first quarter of 2021, the Company acquired Inspectrology, LLC, a supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market.  The purchase consideration consisted of $24.0 million in cash paid at closing and an earnout subject to achievement of certain revenue targets earned for fiscal year 2021 and fiscal year 2022.  As of January 1, 2022, $2.3 million of the earnout has been achieved with potential for up to an additional payment of $5.0 million based on fiscal 2022 results.

Impact of the COVID-19 Pandemic on Our Business. To date, the COVID-19 pandemic has disrupted the way that we conduct business but has not had a material adverse impact on our operations.  We have not experienced significant delays in customer deliveries, but we are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions.  The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread.

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension (“OCD”) metrology, thin film metrology, silicon wafer inspection, 2D and 3D macro inspection and lithography tools for advanced packaging and advanced analytical software for semiconductor manufacturing as well as inspection systems for certain industrial applications and scientific research. Our principal market is semiconductor capital equipment.  Semiconductors packaged as integrated circuits, or “chips”, are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields. Our end customers manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, and DRAM), analog devices (e.g., Wi-Fi and 5G radio integrated circuits, power devices), MEMS sensor devices (accelerometers, pressure sensors, microphones), CMOS image sensors, and other specialty end markets including components for hard disk drives, LEDs, and power management devices.

Current Trends

Business Environment

Our metrology systems and software are primarily used for controlling certain manufacturing processes utilized in the production of advanced, or leading-edge, wafer designs. The shrinking of features such as the constituents that form a single transistor are known as node reductions. The numeric identification of a specific node usually refers to a dimension associated with one of the transistor’s constituents. Advanced nodes are associated with transistor dimensions less than 16nm.  One of our largest customers produces advanced nodes as small as 5nm and began pre-production of 3nm in 2021. Our metrology systems used to measure and characterize these small features are generally purchased when a customer is beginning to manufacture at a new, smaller node, in order to set up and test new manufacturing equipment being installed for the new node. Our process control/metrology equipment is generally installed prior to the installation of the actual process equipment for that reason. Additional process control equipment is normally purchased when the initial process yields have been stabilized and more manufacturing capacity is required to meet production demands. Therefore, our sales to customers for advanced nodes is generally higher when manufacturing lines for new nodes are being established and may not represent continuous sales revenue until our initial systems reach high levels of utilization driven by the need for greater capacity.

Our inspection systems, lithography systems, and software are primarily used for processing and inspecting advanced packaging associated with the back-end manufacturing. The advanced packaging techniques represent a very wide variety of assembly methods in order to connect individual chips to a larger PC board, or connecting a group of chips together to form a “system in a package” (“SIP”), also known as heterogeneous integration (“HI”), or chiplets. Many of these advanced packages require lithographic imaging to produce copper interconnections between the chip and the PC Board or between chips in the case of SIP or HI advanced packages. Our inspection systems and software are used for process control and detection of potential reliability failures in nearly all of these packages. Unlike the cyclical nature of our metrology equipment associated with node shrinks, our sales revenue for advanced packaging is generally driven by assembly volumes. Inspection rates for advanced packages are high throughout the assembly process to avoid a single defective chip from being assembled into a relatively expensive package, making the inspection process control systems attach rates quite linear with production volumes of these devices. The introduction of 5G handsets and high-performance computing (“HPC”) continue to drive demand for advanced packaging; however, macroeconomic conditions, including COVID-19 and U.S-China trade disputes could curtail demand for higher volumes in the future.

In 2020, a significant portion of the global workforce began working from home as part of corporate efforts to isolate and protect workers from COVID-19. This transition resulted in extremely high usage of data centers and cloud processing that drove higher demand for increased memory and HPC devices. In addition, wireless 5G networks drove demand for new 5G phones in 2021. That demand is expected to continue in the first half of 2022 as new phones from Apple and Samsung were introduced to the market in 2021. The building of the 5G network over the next several years will also bring more machine-to-machine communications. These macro-drivers will increase the need for semiconductors and advanced packaging to deliver higher computing power in a single package and faster speeds for memory and logic devices, while reducing power consumption and cost. Such advances are generally achieved by node reductions/shrinks and by advanced packaging for high bandwidth memory and HI packaging. As discussed above, these trends in front-end and back-end manufacturing complexity are driving the demand for sophisticated metrology and inspection systems in order to achieve the semiconductor performance required while achieving a profitable manufacturing yield.

Since the first fiscal quarter of 2020, Onto Innovation has launched eight new products that include five new metrology systems, one new macro defect inspection system, a panel lithography tool and a new metrology software engine. These new products were introduced as logic IDMs and foundries were increasing their capacity while following aggressive plans to transition their manufacturing to smaller nodes. Other customer interactions at memory and specialty device manufacturers as well as providers of advanced packaging centered around satisfying the immediate demand for these devices with our existing product portfolio, while partnering with R&D groups to prepare for the process controls needed for the next generation of semiconductors and packaging that will require the latest systems from Onto Innovation. We believe our strong engineering teams have delivered, and will continue to deliver, new products to our customers, followed by our field engineers providing customer support, while simultaneously achieving our gross and operating margin targets that were established in our long-term operating models. Revenues in the four quarters of 2021 increased sequentially as customers transitioned to advanced nodes and increased advanced packaging volumes, and the Company was able to achieve operating margins and earnings at the high end of our quarterly guidance and analysts’ estimates.

Markets

Advanced Nodes. refers to leading-edge integrated circuits where the feature sizes of transistors and other features continue to shrink in specified steps, or nodes measured in nanometers (nm). Demand for our products continues to be driven by our customers' desire for higher overall chip performance without increasing the chip size, while improving power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The primary paths for performance gains are geometric scaling, known as node shrinks, or scaling of transistor dimensions. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption, and stacked devices. To scale NAND memory, a 3D stacking architecture has been implemented at several customers with more than 150 storage cell layers for devices in production. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products such as the Atlas® product line that is capable of measuring these advanced nodes as certain features shrink to 7nm, 5nm and 3nm.

To shrink features, new methods, including multiple patterning lithography and extreme ultra-violet (“EUV”) lithography, have been developed. The EUV process is driving significantly higher requirements for the silicon wafers that are entering the EUV chamber. Small, particles on the backside of the wafer measuring a few micrometers (microns) can distort the images being projected onto the top side. The NovusEdge® inspection tool has been installed at major silicon wafer manufacturers to detect backside contamination and edge cracking as a final quality control mechanism before wafers are shipped to the semiconductor fabrication processes. The top side of wafers used for the EUV process is covered with an epitaxial layer, which must also be scanned for any impurities. This compositional analysis is measured using our Element® system using Fourier Transform Infrared (“FTIR”) algorithms.

Advanced Packaging. refers to a variety of technologies that enable the miniaturization of electronic products, such as portable consumer devices, including smartphones, watches, and tablets. Historically, integrated circuit packaging refers to the final stage of semiconductor device fabrication, in which a single circuit made from semiconducting material (a die or chip) is encased in a molded package using small wires to provide connections to a carrier that can be soldered to a printed circuit board and also prevents physical damage and corrosion to the chip.  Advanced Packaging refers loosely to the multi-layer conductors and chip structures (other than wires) that often interconnect multiple die, feed them with electric power and create signal paths to and from the PC board, dissipate their heat, and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before to combine multiple chips and functions into a single molded package.

One example of the technology used in Advanced Packaging is the 3D integration of semiconductors. This technology involves stacking individual chips in one integrated package. Through-silicon vias (“TSVs”) are vertical copper interconnects that are embedded from the bottom surface of a die to the top surface and uses small copper/solder “bumps” to connect one chip to another, which allows power and communication to be shared among the individually stacked components. This offers the advantages of shorter signal paths and, in turn, reduced power consumption, enhanced bandwidths, integration of heterogeneous components such as memory and logic chips, and smaller surface area. The processes required for 3D integration vary from one manufacturer to another and many continue to be optimized for yield and to ensure the functioning of individual stacked chips.

Heterogeneous packages are another advanced packaging technology using copper pillars/bumps to vertically connect a wide variety of stacked die for 2.5D, and 3D integration techniques as well as horizontally connected chips and are considered the next disruptive technology for several reasons. First, heterogeneous integrated packages using 3D stacking can significantly reduce the space needed inside an electronic device, such as a smartphone, by combining multiple chips/functions into a single package, often called a System-in-Package (“SIP”). Next, it improves the system’s performance by reducing power and signal conductor lengths, which previously were routed from package to package through a printed circuit (“PC”) board. Using thin redistribution layers (“RDLs”) to connect chips that are side-by-side or “fan out” power and signal connections to the larger contacts on the PC board, which accounts for 35 percent of the packaging cost. Lastly, the technology is currently considered the preferred vehicle for next generation uses, such as SIP, and package on package formats.  As a result of the small overall form factor, heterogeneous integrated packages provide the functionality needed in high-end mobile and wearable products.

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

Panel Manufacturing. One current process to manufacture advanced packaging involves attaching known good die to a 300mm wafer, used as a temporary carrier when adding components such as RDLs and copper pillars.  SIP packages can often contain side-by-side die, meaning the package can be large and limit the number of packages being placed on a reconstituted wafer. In order to meet the growing demand at reduced average selling prices, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve Cost of Ownership (“CoO”) and increase productivity are transitioning from 300mm wafers to large rectangular panels, which can be as large as 600mm x 600mm. This larger size enables companies manufacturing large area packages to increase the number of devices being processed at each step as they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, we believe that Onto Innovation is optimally positioned to capitalize on the emerging market of high-volume panel manufacturing.  For example, the JetStep® X500 lithography system, having emerged from the flat panel display market, is readily capable of processing RDLs on organic laminate panels in the semiconductor advanced packaging market. The Firefly® series, designed for high resolution inspection, can provide defect detection and location information to the JetStep X500 tool for each die, which greatly improves lithography throughput using our exclusive StepFAST™ process. It also delivers a combination of defect classification and process throughput in a single software platform. It reduces capital investment requirements and provides a reliable pathway to transition from wafer to panel-based processes.

Technology

We believe that our expertise in our core technologies of optics and software and our combined investment in research and development will enable us to rapidly develop new technologies and products as we have demonstrated over the past two years of operation in order to quickly respond to emerging industry trends and competitive challenges. The breadth of our technology enables us to offer a diverse combination of process and process control solutions. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our metrology and inspection technologies provide process control for the majority of advanced node wafers processed today in a semiconductor wafer fab. In front-end processes, OCD metrology, thin film metrology, wafer stress metrology and macro defect detection and classification technologies allow yield enhancement for critical processes such as photolithography, diffusion, etch, chemical mechanical planarization (“CMP”) and outgoing quality control. Within the back-end manufacturing processes, our 2D/3D advanced macro defect inspection provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing, assembly processes (RDLs, TSVs, copper pillars, etc.) or general handling and can have a major impact on device and process quality. Lastly, we turn the gathered data into useful knowledge for our customers to make yield-enhancing decisions, which lower their scrap cost and environmental impact and improve their margins.

Onto Innovation’s Products

Automated Metrology Systems. Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas family of products represents our line of high-performance metrology systems providing OCD and thin film metrology and wafer stress metrology for transistor and interconnect metrology applications. The thin film and OCD technology is supported by our NanoCD™ suite of solutions including our latest introduction AI Diffract™ software, SpectraProbe™ software and NanoGen™ scalable computing engine that enables visualization, modeling, and analysis of complex structures.

AI Diffract is a modeling, visualization and analysis software that takes signals from the metrology systems, providing critical dimension, thickness, and optical properties from in-line measurements. The software has an intuitive three-dimensional modeling interface to provide visualization of today’s advanced and complex semiconductor devices. There are proprietary fitting algorithms in AI Diffract that enable very accurate and very fast calculations for signal processing for high fidelity model-based measurements. SpectraProbe is a model-less fitting engine that enables fast time to solution for in-line excursion detection and control. SpectraProbe complements the high-fidelity modeling of AI Diffract with a simple machine learning interface for rapid recipe deployment. The software is supported by NanoGen, an enterprise scale computing hardware system that is deployed to run the computing intensive analysis software. NanoGen leverages commercial server chips and networking architecture and is optimized to support the workload of AI Diffract and SpectraProbe analysis.

Integrated Metrology Systems. Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end user customers. The IMPULSE® family of products includes the latest technology for OCD, and thin film metrology, and have been successfully qualified on numerous independent Wafer Fabrication Equipment Suppliers’ platforms.

Silicon Wafer All-surface Inspection/Characterization. “All-surface” refers to inspection of the wafer frontside, edge, and backside as well as wafer’s locator notch. The edge inspection process focuses on the area near the wafer edge, an area that poses difficulty for traditional wafer frontside inspection technology due to its varied topography and process variation. Edge bevel inspection looks for defects on the side edge of a wafer. Edge bead removal and edge exclusion metrology involve a topside surface measurement required exclusively in the lithography process, primarily to determine if wafers have been properly aligned for the edge exclusion region. The primary reason for wafer backside inspection is to determine if contamination has been created that may spread throughout the wafer fab. For instance, it is critical that the wafer backside be free of defects prior to the EUV lithography process to prevent focus and exposure problems on the wafer frontside.

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

Macro Defect Inspection. Chip manufacturers deploy advanced macro defect inspection throughout the production line to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™, NSX®, and the latest Dragonfly® G3 inspection systems are found in the wafer fab (front-end) and packaging (back-end) facilities around the world. These high-speed tools incorporate features such as wafer-less recipe creation, tool-to-tool correlation and multiple inspection resolutions. Using Discover® yield management software, the vast amounts of data gathered through automated inspection can be analyzed and classified to determine trends and locate root causes that directly affect yield.

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

Yield Analysis. Using wafer maps, charts and graphs, the massive amounts of data gathered through automated inspection can be analyzed to determine trends across bumps, die, wafers and lots. This analysis may determine where a process variation or deviation has occurred, allowing process engineers to make corrections or enhancements to increase yields. Defect data analysis is performed to identify, analyze and locate the source of defects and other manufacturing process excursions. Using either a single wafer map or a composite map created from multiple wafer maps, this analysis enables identification of defect patterns and distribution. When combined with inspection data from inspection points -placed strategically, this analysis may pinpoint the source of the defects so corrective action can be taken.

Opaque Film Metrology. The MetaPULSE® systems allow customers to simultaneously measure the thickness and other properties of up to six metal or non-metallic opaque film layers without physically contacting product wafers. PULSE® technology uses an ultra-fast laser to generate acoustic waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, as well as the hard mask layer in 3D NAND chips, sending back to the surface a reflected signal (echo) that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can measure opaque thin-film stacks non-destructively with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE systems, used initially for fast and accurate measurements of metal interconnect in front-end wafer fabs, have now been chosen by back-end manufacturers to perform system measurements in new process applications such as RF filters and modules, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.

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

Advanced Packaging Lithography.  Our lithography steppers use projection optics to expose circuit patterns from a mask or reticle onto a substrate to expose images with optimal fidelity. These systems employ a bright light that is transmitted through a mask or reticle containing display circuit patterns. Substrates are aligned on the system and the mask is imaged through a projection lens onto photoresist material coated on the substrate. The substrate is then moved, or “stepped,” to a second position to expose an adjacent area. Images can be “stitched” together precisely to form larger circuit patterns without any noticeable change in circuit performance. The system repeats the step and exposure process until the entire substrate is patterned. Once the exposure process has been completed, the substrate is developed with an alkali solution to reveal the underlying material. The imaged photoresist serves as a stencil barrier that allows for the processing of the underlying metal or insulating layers.  The substrates then continue through the etching, stripping and deposition processes until multi-layer circuits are completed.

In order to deal with increased input/output (“I/O”) resulting from devices with enhanced functionality, power distribution efficiency, and higher frequency, integrated device manufacturers (“IDMs”) and outsourced semiconductor assembly and test (“OSATs”) facilities must incorporate lithography capabilities to create RDLs for their advanced packaging technologies. However, the associated substrates and processes are significantly different than those used in front-end wafer processing. For advanced packaging, the lithography system must perform in a completely different application, with significantly different operating parameters. For example, most packaging is an additive process, while wafer processing is subtractive, and thick films, rather than thin films, are used to enable the creation of features. In order for equipment to effectively function in this environment, it must overcome these challenges. Our JetStep® systems have been specifically designed to meet these challenges head on. The new JetStep X500 System is designed for rectangular substrates (panels), which when combined with user-selectable wavelength options, maximizes throughput while not limiting resolution when needed. High-fidelity optics are able to image the fine features required while at the same time achieving superior depth of field to minimize non-flatness that is typical for advanced packaging applications. On-the-fly auto focus and an innovative reticle management system improve yield and utilization. These features result in a revolutionary lithography system specifically designed to meet advanced packaging challenges.

Process Control Software. We provide a wide range of advanced process control solutions, which are designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. We are a leading provider of process control software in the semiconductor industry. Advanced process control (“APC”) employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the yielded output to meet and exceed the target, despite variations in the incoming material and minor instabilities within the process equipment.  Process control software enables the factory to increase capacity and yield while decreasing rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.

Yield Management Software. Semiconductor manufacturers use yield management software (“YMS”) to obtain valuable process yield and equipment productivity information. The data necessary to generate productivity information comes from many different sources throughout the wafer fab: inspection and metrology systems, tool sensors, tool recipes, electrical tests and the fab environment. As the complexity and cost of manufacturing processes increase, the value of faster, better analysis to support critical manufacturing decisions grows. As a result, customers are demanding robust yield management systems that can analyze large, complex data sets quickly and effectively. Our fully integrated YMS is designed to analyze data from disparate sources and multiple sites to maximize productivity across the entire value chain.

Customers

Over 200 microelectronic device manufacturers purchased Onto Innovation tools or software in 2021. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in over 20 countries. The following chart identifies our customers that represented 10% or more of total revenue for each of the last three years:

	2021	2020	2019
Taiwan Semiconductor Manufacturing Co. Ltd.	*	*	*
Samsung Semiconductor	*	*	^
SK Hynix Inc.	^	^	*
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

We believe that customer service and technical support for our systems are crucial factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We generally provide a warranty for our products that ranges from twelve to fourteen months to cover defects in material and workmanship. We provide system support to our customers through factory technical support and globally deployed field service personnel. The factory technical support operations provide customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. We have field service operations based in various locations throughout the United States, South Korea, Taiwan, China, Japan, Singapore, Israel, and European locations.

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

In automated systems for the semiconductor industry, our principal competitors are KLA Corporation (“KLA”) and Nova Ltd. (formerly Nova Measuring Instruments Ltd.) (“Nova”) for thin film and critical dimension OCD metrology. Our principal competitor for advanced packaging inspection is Camtek Ltd. (“Camtek”). While the advanced packaging lithography market is served by various competitors, our primary competitors are Ushio, Inc. (“Ushio”) and Canon, Inc. (“Canon”).  The primary competitor for our software products is PDF Solutions, Inc. (“PDF Solutions”) and our primary competitor for integrated metrology systems for the semiconductor industry is Nova. The opto-electronics, discrete device and industrial and scientific markets are addressed primarily by our material characterization and 4D systems, served by numerous competitors, of which no single competitor or group of competitors has established a majority position.

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

Manufacturing

Our manufacturing operations are in Milpitas California, Tucson Arizona, Wilmington Massachusetts, Bloomington Minnesota, and at various contract manufacturers around the world. It is our strategy to outsource the assemblies that do not contain elements that we believe lead to a direct competitive advantage. Most of our automated and integrated products are currently manufactured at our Milpitas and Bloomington facilities. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

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

We rely on limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components. An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our systems to accommodate different components or subassemblies. To date, we have not experienced any significant delivery delays. However, if we were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our products, this could prevent us from shipping our products to our customers on a timely basis, which could have a material adverse effect on our operations.

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

Intellectual Property

We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. As a result, we have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of January 1, 2022, we have been granted, or hold exclusive licenses to 436 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2022 to 2040. We also have 80 pending patent applications in the United States and other countries. Our patents and patent applications principally cover various aspects of metrology, macro-defect detection and classification, altered material characterization, lithography techniques and automation.

Our pending patent applications may never be issued, and even if they are, these patents, our existing patents and the patents we license may not provide sufficiently broad protection to protect our intellectual property, or they may prove to be unenforceable. To protect our intellectual property, we also rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and licenses and non-disclosure agreements. There can be no assurance (i) that any patents or trademarks issued to or licensed by us will not be challenged, invalidated or circumvented, (ii) that the rights granted thereunder will provide us with a competitive advantage or (iii) that we will be able to fully protect our intellectual property. Additionally, others may obtain patents or trademarks and assert them against us. From time to time, we receive communications from third parties asserting that our systems, software and/or methods may contain features that such third parties claim may infringe upon their intellectual property rights.

From time to time, we may find it necessary to initiate litigation against other persons or entities to protect and/or enforce our intellectual property rights or contractual rights. However, litigation is costly and time consuming and there is no assurance that any lawsuit we bring will yield the result that we seek, as (i) the lawsuit may be dismissed or there could be an adverse finding, (ii) we may not be able to pursue the lawsuit due to the laws of the applicable country or (iii) there may be a subsequent unfavorable change in the laws that limit our ability to pursue the lawsuit. There is a risk that our means of protecting our intellectual property may not be adequate. For example, our competitors may independently develop similar technology or duplicate our products. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

Human Capital and Talent

As of January 1, 2022, we had approximately 1,411 staff globally, 367 in research and development, 270 in operations, 131 in administration and 643 in sales, applications and service support. A large percentage of our employees have technical backgrounds and undergraduate and/or advanced degrees. Many of our employees have specialized skills and experience that are of value to our business, products and services. Our future success will depend, in large part, upon our ability to attract, motivate and retain our highly skilled, technical, operational and managerial team members, who are in great demand in our industry and business communities.

Approximately 62% of our employees are located in the United States, 35% in Asia Pacific and 3% in Europe. None of our employees are represented by a union and we have never experienced a work stoppage because of union actions. We consider our employee relations to be favorable.

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

In order to ensure that we are meeting our human capital and talent objectives, we frequently utilize employee surveys to understand the effectiveness of our employee and Company programs and where we can improve across the Company. Our latest survey, completed during fiscal 2021, had a participation rate of over 77% of all our employees. Through the survey, our employees indicated that the Company’s greatest strengths include ensuring that employees know what is expected of them, providing a caring work environment, fostering an environment where employees have the opportunity to do their best and commitment to quality.

Compensation Philosophy. Our compensation philosophy creates the framework and building blocks for our rewards and recognition programs. We have a pay-for-performance culture that ties compensation to the performance of the individual and the Company. We provide balanced compensation programs that focus on the following five key elements:

•	Pay-for-performance - Reward those who achieve or exceed set goals and objectives, while also recognizing those making significant, impactful contributions;
•	External market based - Pay levels that are competitive with respect to the labor market in which we compete for talent;
•	Internal equity - Providing fair compensation programs within the Company;
•	Fiscal responsibility - Providing programs which can be responsibly supported by our operations; and
•	Legal compliance - Ensure compliance with the applicable laws of the states and countries in which we operate in all material respects.

Safety, Health and Wellness. We are committed to providing an environment which is safe and where our employees can be productive. We have rigorous health and safety programs focused on awareness, recognition, risk assessment and management, as well as teamwork.

In response to the COVID-19 pandemic, we implemented a response plan that we believe was in the best interest and health of our employees and the communities in which we operate. We continue to follow local statutory safety requirements while also monitoring COVID case numbers, in the communities in which operate, to constantly update our safety protocols and requirements

Our benefit plans are competitive and comprehensive. We provide each of our employees educational programs and initiatives focused on holistic wellness supporting nutritional, physical, emotional, mental and financial wellbeing.

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
•

Set goals to reduce our environmental impact, including a reduction of our carbon footprint, an increase in our use of renewable energy, a decrease in hazardous waste landfill, and a reduction in our freshwater usage;

•	Produced systems responsibly by offering tool trade-in, refurbishment and technology upgrade programs;
•	Provided corporate matching for employee donations to qualified nonprofit organizations; and
•	Engaged in community service projects in our communities globally.

We encourage you to review our 2020 Corporate Social Responsibility Annual Report (located on our website at https://ontoinnovation.com/company/corporate-social-responsibility) for more detailed information regarding our ESG initiatives. Nothing on our website, including our Corporate Social Responsibility Report or sections thereof, is deemed incorporated by reference into this Form 10-K.

Compliance with Governmental Regulations

We are subject to international, federal, state and local regulations that are customary to businesses in the semiconductor capital equipment manufacturing industry. Such regulations include, but are not limited to:

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

Summary Risk Factors

Below is a summary the principal factors and uncertainties that make investing in our company risky.  You should read this summary together with the more detailed description of each risk factor contained further below.

Risks Related to the Covid-19 Pandemic

•	The effects of the COVID-19 pandemic have affected our business and could in the future adversely affect our business, results of operations, and financial condition.

Risks Related to Our Operations

•

If we do not manage our supply chain effectively, our operating results may be adversely affected, and any increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could lower our margins or result in lost sales.

•	Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.
•	We are subject to order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.
•	If we deliver systems with defects, our credibility will be harmed, and the sales and market acceptance of our systems will decrease.
•

Our integrated metrology systems are integrated with systems sold independently by wafer fabrication equipment suppliers, and a decrease in sales by these suppliers, or the development of competing systems by these suppliers, could harm our business.

•

We must attract and retain experienced senior executives and other key personnel with knowledge of semiconductor device manufacturing and inspection, metrology or lithography equipment and related software to help support our future growth, and competition for such personnel in our industry is high.

•	Any prolonged disruption in the operations of our manufacturing facilities could have a material adverse effect on our revenue.
•

We may outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions and may result in lower quality and functionality of our products.

•	Our ability to fulfill our backlog may have an effect on our long-term ability to procure contracts and fulfill current contracts.

Risks Related to Our Customers

•

Our largest customers account for a substantial portion of our revenue, and our revenue and cash flows could decline considerably if one or more of these customers were to purchase significantly fewer of our systems or delay or cancel a large order.

Risks Related to Product Development

•	If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry, we will lose sales and market share to our competitors.
•	If new products developed by us do not gain general market acceptance, we will be unable to generate revenue and recover our research and development costs.

•	Even if we are able to develop new products that gain market acceptance, sales of these new products could impair our ability to sell existing products.
•	If our relationships with our large customers deteriorate, our product development activities could be adversely affected.

Risks Related to Intellectual Property and Data Security

•	We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.
•

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may result in costly and time-consuming litigation, substantial damages, lost product sales and/or the loss of important intellectual property rights.

•

If our network security measures are breached and unauthorized access is obtained to a customer’s data, to our data, or to our information technology systems, we may incur significant legal and financial exposure and liabilities and may experience disruptions in our operations.

Risks Related to Competition

•	Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices.
•	Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win new customers from our competitors even if our systems are superior to theirs.

Risks Related to Our International Operations

•

We are subject to compliance with foreign laws and regulations, and the burden of complying with such laws and regulations, or any failure to comply, may adversely affect our business, financial condition and results of operations.

•	Tariffs and other market barriers have impacted and may continue to impact our competitiveness with non-U.S. customers, which may adversely affect our results of operations.
•	Political and economic instability may result in reduced demand for our products.
•	Natural disasters, changes in climate and geo-political events could materially adversely affect our worldwide operations (or those of our business partners).
•	We may face difficulties in staffing and managing foreign branch operations due to political tensions or cultural differences.
•	Currency fluctuations may impact our international sales or expose us to exchange rate risk.
•

Our internal controls with respect to anti-corruption laws may not be effective, and any failure to comply with such laws may result in severe sanctions and liabilities, which may negatively affect our business, operating results and financial condition.

Risks Related to Tax Laws, Financial Markets and the Environment

•	Changes in tax rates or tax liabilities could affect results.
•

Turmoil or fluctuations in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity, and our factoring arrangements may expose us to additional risks.

•

We are subject to various environmental laws and regulations that could impose substantial costs upon us, and failure to comply with such laws and regulations may harm our business, operating results and financial condition.

•

Customer and investor focus on our environmental, social and governance responsibility practices and policies, and related regulatory requirements, may make our supply chain more complex, and any failure to comply with customer or investor guidelines or applicable laws and regulations may adversely affect our relationship with customers and investors or our reputation and results of operations.

Risks Related to Growth and Acquisitions

•

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

•	If we cannot effectively manage growth, our business may suffer.

Risks Related to the Global Economy and the Semiconductor Industry

•	Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems in the past and may, from time to time, continue to do so.

•	Our future rate of growth is highly dependent on the development and growth of the market for microelectronic device inspection, lithography and metrology equipment.

General Risk Factors

•	Provisions of our charter documents and of Delaware law could discourage potential acquisition proposals and/or delay, deter or prevent a change in control of our company.
•	Our stock price is volatile.

Risks Related to the COVID-19 Pandemic

The effects of the COVID-19 pandemic have affected our business and could in the future adversely affect our business, results of operations, and financial condition.

The effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit the spread of COVID-19 are uncertain and difficult to predict, but pose the following risks to our business, results of operations and financial condition:

•

Disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19, which have resulted and may continue to result in increased costs, material shortages, the inability to fully satisfy customer demand in a timely manner and increased risk of inventory obsolescence due to the resulting need to commit to increased purchases and provide longer lead times to secure critical components;

•

Disruption of operations if employees are unavailable due to illness, risk of illness, travel restrictions, remote work or other factors that may limit our access to key personnel or critical skills, or reduce productivity, and a shortage of available skilled personnel;

•

A potential decrease in short-term and/or long-term demand for our products and disruptions to our operations resulting from the immediate consequences of and responses to the pandemic, including precautionary measures instituted by governments and businesses to mitigate its spread, which have raised the prospect of an extended global recession, which would adversely impact the businesses of our customers, suppliers and partners;

•

Changes in our operations in response to COVID-19 and employee illnesses resulting from the pandemic have resulted in, and may continue to result in, a reduction in qualification activities with customers and a reduction in production levels, and may further result in a reduction in sales to our customers and product development efforts.

In addition, there may be incremental costs related to business continuity initiatives, which cannot be avoided or alleviated through succession planning, employees working remotely or teleconferencing technologies as well as inefficiencies, delays, and increased costs resulting from our efforts to mitigate the impact and spread of COVID-19 through the changes in our operations which we have enacted at certain of our locations around the world in an effort to protect our employees’ health and well-being (including the implementation of work-from-home policies, social-distancing measures, modified work schedules and shifts, the suspension of employee travel, and limits  on the number of employees attending in-person meetings and the number of people permitted to be present at our facilities at any one time);

•

Management focus on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise, which has resulted and can be expected to continue to result in a diversion of management attention and resources;

•	Delays in our ability to install or service our products due to travel bans or the requirement to quarantine for a lengthy period after entering a jurisdiction;
•

An increase in potential opportunities for the Company to be subject to an adverse cybersecurity event as a result of the implementation of our work-from-home policy, which could give rise to business disruptions, loss of information, intellectual property and critical data as well as other negative impacts;

•

A potential decrease in availability under our credit agreement, which permits us to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, if there is a decrease in the value of eligible securities resulting from the impact of COVID-19 on global markets; and

•

Potential difficulty accessing capital, if needed in the future, through a sale of securities, or in obtaining favorable terms of such securities, due to market conditions generally or a decline or volatility in the market for our securities.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The duration of the COVID-19 pandemic, resurgences, the severity of newly identified strains of the virus and the efficacy of vaccines and treatments with respect to new strains cannot be determined. Additional sustained or prolonged outbreaks of virus variants, delays in rollout of any needed boosters or modifications to vaccines to address variants, or continued widespread hesitancy to utilize vaccines could exacerbate the adverse impact of such measures.

Risks Related to Our Operations

If we do not manage our supply chain effectively, our operating results may be adversely affected, and any increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could lower our margins or result in lost sales.

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. Deteriorations in the tariff environment, or changes in suppliers, may cause our costs to increase, which if we are not able to offset by charging higher sales prices, will cause a decline in our margins. To improve our margins on a product, we will need to establish high volume supply agreements with our vendors. We cannot be certain that we will be able to timely negotiate vendor supply agreements on improved terms and conditions, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages and other cost increases due to the COVID-19 pandemic and related government restrictions on travel and business operations.  We may also experience production delays, disruptions and cost increases due to the worldwide shortage of semiconductor components as a result of sharp increases in demand for semiconductor products in general.

These risks may be heightened because we obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.  A significant number of our suppliers are the sole source or single source for certain components or subassemblies.  If such a supplier is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement supplier or redesign our product to use alternative components, which could result in additional expenses and delays in product development or shipment of product to our customers. Disruption or termination of the supply of components has delayed and could continue to delay shipments of some of our systems.  Such delays may damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties, and supply chain disruptions and logistics and shipping challenges caused by the COVID-19 pandemic and related restrictions on movement and business operations are currently causing difficulties and delays, in receiving shipments from our suppliers. The lead-time required for shipments of some of our components can be greater than six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. In some cases, we may need to purchase components in advance of receiving customer orders for product. If we are unable to accurately predict our component needs, or if our component supply is disrupted, as it has been due to supply chain disruptions, logistics difficulties and shipping delays due to the COVID-19 pandemic, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

Our efforts to mitigate any cost increases, labor impacts and supply chain delays and shortages may not be successful, and we cannot predict the duration of these current trends or other future increases in operating costs. We may not be able to pass cost increases through to our customers fully (or at all), and if supply chain delays and shortages delay delivery of our products, our customers may seek to purchase from our competitors. Any such occurrence may have a material adverse impact on our gross margins and business, financial position, results of operations and cash flows.

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

We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, which could lead to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. In addition, innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, or if we experience sustained disruptions to our supply chain or shipping delays, including those we are currently experiencing due to the COVID-19 pandemic, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

Our earnings could be negatively affected, and our inventory levels could materially increase, if we are unable to predict our inventory needs in an accurate and timely manner and adjust our orders for parts and subcomponents in the event that our needs increase or decrease materially due to unexpected increases or decreases in demand for our products. Any material increase in our inventories could result in an adverse effect on our financial position, while any material decrease in our ability to procure needed inventories could result in an inability to supply customer demand for our products, thus adversely affecting our revenue.

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

We believe that sales of integrated metrology systems will continue to be an important source of our net revenues. Sales of our integrated metrology systems depend upon the ability of a small number of wafer fabrication equipment suppliers to sell semiconductor manufacturing equipment products that are compatible with our metrology systems as components. If these suppliers, such as Applied Materials, Inc., Ebara Corporation, Lam Research Corporation and Tokyo Electron, are unable to sell such products, if they choose to focus their attention on products that do not integrate with our systems, or if they choose to develop competing systems, our business could suffer.

We must attract and retain experienced senior executives and other key personnel with knowledge of semiconductor device manufacturing and inspection, metrology or lithography equipment and related software to help support our future growth, and competition for such personnel in our industry is high.

Our success depends, to a significant degree, upon the continued contributions of our key executive management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel through resignations, retirement or other circumstances, each of whom would be extremely difficult to replace, could harm our business and operating results. Despite our employment and noncompetition agreements with key members of our senior management team, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

The expansion of high technology companies worldwide and growth in the demand for semiconductors following the onset of the COVID-19 pandemic have increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in some of the markets in which we operate is especially intense due to continued increases in the number of technology companies worldwide.  In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and stock-based compensation.  If the anticipated value of our stock-based incentive awards does not materialize so that they cease to be viewed as valuable, if our profits decrease, or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

Any prolonged disruption in the operations of our manufacturing facilities could have a material adverse effect on our revenue.

We produce the majority of our systems in our manufacturing facilities located in Milpitas, California and Bloomington, Minnesota. We use contract manufacturers in China, Japan and the United States. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines.  Shelter-in-place orders and other measures, including work-from-home and social distancing policies implemented during the COVID-19 pandemic to protect employees, have resulted in reduced workforce availability at product manufacturing sites and reduced output at some of our vendors and suppliers. Restrictions on our access to or operation of manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations.  If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

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

Risks Related to Our Customers

Our largest customers account for a substantial portion of our revenue, and our revenue and cash flows could decline considerably if one or more of these customers were to purchase significantly fewer of our systems or delay or cancel a large order.

Sales to end user customers that individually represent at least ten percent of our revenue typically account for, in the aggregate, a considerable amount of our revenue. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a substantial portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if they delay or cancel a large order, our revenue and cash flows could meaningfully decline. We expect that we will continue to depend on a small number of large customers for a sizable portion of our revenue. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Risks Related to Product Development

If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry, we will lose sales and market share to our competitors.

We operate in an industry that is highly competitive and subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new lithography, inspection and metrology process control systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We expect to continue to make significant investments in our research and development activities and at times may make inventory investments prior to commercialization. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in our product enhancement efforts to improve and advance products or in responding effectively to technological change, as not all research and development activities result in viable commercial products. In addition, we cannot provide assurance that we will be able to develop new products for the most opportunistic new markets and applications. Any significant delay in releasing new systems could cause our products to become obsolete, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

In addition, our competitors may provide innovative technology that may have performance advantages over systems we currently offer or may offer in the future. They may be able to develop products comparable or superior to those that we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, we currently are developing additional product enhancements that we believe will address future customer requirements, but we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive.

Further, customers that may otherwise desire to purchase our products from us and purchase other products from our competitors may nevertheless purchase competing products from our competitors rather than purchase our products due to a variety of reasons, including to gain favor or volume pricing from our competitors.

If new products developed by us do not gain general market acceptance, we will be unable to generate revenue and recover our investments.

Inspection, lithography and metrology product development is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel, and identify and eliminate system design flaws. Further, our products are leading edge and complex, and often the applications to our customers’ businesses are unique. Any new systems we introduce may not achieve or sustain a significant degree of market acceptance and sales.

We expect to spend a significant amount of time and resources developing new systems and refining our existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of those systems.  The long lead times for some components may also require us to place orders for components and accumulate inventory in advance of market acceptance of our products. Our ability to commercially introduce and successfully market new systems is subject to a wide variety of challenges during the development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these systems.  Since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that are placed may be canceled.  If we do not achieve market acceptance of new products, we may be unable to generate sufficient revenue and cash flow to recover our research and development costs and may result in a write down of our investments in inventory.  As a result, our market share, revenue, operating results or stock price would be negatively impacted.

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

Risks Related to Intellectual Property and Data Security

We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent, copyright and trade secret law and confidentiality agreements to protect that technology. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our metrology, lithography, wafer and macro-defect inspection systems, including both embedded and application software, and have filed applications for additional patents.  Any of our pending patent applications may be rejected, and we may be unable to develop additional proprietary technology that is patentable in the future.

In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Further, third parties may also design around these patents. In addition to patent protection, we rely upon copyrights for protection of our proprietary software and documentation, trademarks for protection of our brand and source of goods, and trade secrets for protection of our confidential and proprietary information and technology.  However, we can give no assurance that our copyrights will be upheld or will successfully deter infringement by third parties. We routinely enter into confidentiality agreements with our employees and other third parties. Even though these agreements are in place, there can be no assurances that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition.  It also possible that third parties will misappropriate our trade secrets or other confidential information.  We may be subject to cybersecurity breaches in which a third party obtains our confidential information.  Third parties may also reverse engineer our products to copy our technology. Any of these circumstances could result in harm to our competitive position in the market.  Failure to protect our trademarks can lead to other companies selling products using confusing similar names, thereby damaging our brand. In some countries, it can be difficult to register trademarks because of the strict examination process or blocking trademarks for other goods. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

From time to time, we may find it necessary to initiate litigation against other persons or entities to protect and/or enforce our intellectual property or contractual rights. However, litigation is costly and time consuming and there is no assurance that any lawsuit we bring will yield the result that we seek, as (i) the lawsuit may be dismissed or there could be an adverse finding, (ii) we may not be able to pursue the lawsuit due to the laws of the applicable country or (iii) there may be a subsequent unfavorable change in law that limits our ability to pursue the lawsuit. For example, litigation discovery practice in China, Japan, South Korea, continental Europe and Taiwan is not as robust as the United States, so it can be more difficult to determine if a company is infringing on our patents and more challenging to bring a lawsuit.  Monitoring and preventing unauthorized use are also difficult and the measures we take to protect our intellectual property rights may not be adequate.  Accordingly, infringement of our intellectual property rights poses a serious risk of doing business. There is a risk that we may be unable to adequately protect our intellectual property rights in certain foreign countries. For example, our competitors may independently develop similar technology or duplicate our products.  If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may result in costly and time-consuming litigation, substantial damages, lost product sales and/or the loss of important intellectual property rights.

We may be required to initiate litigation in order to enforce our intellectual property rights or to determine the noninfringement, scope or validity of a third party’s intellectual property rights. Any litigation, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties. There can be no assurance that any patents, copyrights or other intellectual property rights issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage.  Furthermore, there is no assurance that any litigation we are involved in will yield the result that we seek as (i) the lawsuit may be dismissed or there could be an adverse finding, (ii) we may not be able to pursue the lawsuit due to the laws of the applicable country or (iii) there may be a subsequent unfavorable change in law that limits our ability to pursue the lawsuit.

In addition, our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other intellectual property rights owned by third parties. From time to time, we receive communications from third parties asserting that our products or systems infringe, or may infringe, on the intellectual property rights of these third parties. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenue. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s intellectual property rights. We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms. Accordingly, the loss of an intellectual property dispute could hinder our ability to sell our products or systems or make the sale of our products or systems more expensive, which could lead to reduced revenue or lower margins, respectively.

If our network security measures are breached and unauthorized access is obtained to a customer’s data, to our data, or to our information technology systems, we may incur significant legal and financial exposure and liabilities and may experience disruptions in our operations.

As part of our business, we store our data and certain data about our customers, vendors and employees in our information technology system.  If there is a breach as a result of third-party action, employee error, malfeasance, break-ins or otherwise, of our security measures designed to protect this information and prevent data loss and other security breaches, and someone obtains unauthorized access to our customers’, vendors’ or employees’ data, we could face loss of business, regulatory investigations or court orders, our reputation could be severely damaged, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers.  In December 2021, a vulnerability was reported for the widely used Java logging library, Apache Log4j 2. We have reviewed the use of this library within our software product portfolio and in our IT environment, determined that it has not had a material adverse impact on our business or operations, and have taken steps to mitigate the vulnerability.

Cyber-attacks and other malicious internet-based activities continue to increase. In response to the COVID-19 pandemic, our expanded reliance on remote access to our information systems has further increased our exposure to potential cybersecurity breaches.  As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our ability to anticipate these techniques or to implement adequate preventative measures is reduced. In addition, third parties have made attempts to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. As a result of any of these events, our or our customers’ and vendors’ information could be accessed or disclosed improperly. In addition, cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations and our customer relationships.  Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to choose to purchase from our competitors, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

The General Data Protection Regulation (“GDPR”) is a regulation in European Union (“EU”) law on data protection and privacy for the individuals within the EU and the European Economic Area (“EEA”). It also addresses the export of personal data outside the EU and EEA areas. We are also subject to the California Consumer Privacy Act (“CCPA”).  Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA will significantly modify the CCPA when it becomes effective in most material respects on January 1, 2023.  We may also be subject to other data privacy laws in the United States and the other countries in which we operate.  In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations.  These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in our evolving industry, and may be interpreted and applied differently from country to country. Appropriate technical and organizational measures are necessary to implement these data protection principles.  These laws and regulations can be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices. A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR, CCPA, CPRA and other new or changing privacy laws and regulations, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Competition

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices.

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA Corporation, Nova Measuring Instruments, Camtek, Ushio, Canon, and PDF Solutions. We compete to a lesser extent with Nikon. Each of our products also competes with products that use different metrology, inspection or lithography techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

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

Risks Related to Our International Operations

We are subject to compliance with foreign laws and regulations, and the burden of complying with such laws and regulations, or any failure to comply, may adversely affect our business, financial condition and results of operations.

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

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. The cost of maintaining compliance under multiple and changing regulatory regimes may adversely affect our business, financial condition and results of operations.  In the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

Tariffs and other market barriers have impacted and may continue to impact our competitiveness with non-U.S. customers, which may adversely affect our results of operations.

The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes, tariffs or other restrictions imposed by their governments on trade with U.S. companies such as ourselves, particularly with respect to the ongoing tensions between the United States and China.

Over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” or for “military end use” in China, which may include many Chinese commercial companies that sell products to or do business with the Chinese military. Likewise, since May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S.

software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon, followed by a comparable action in December of 2020, related to Semiconductor Manufacturing International Corporation (SMIC). and a large number of its overseas affiliates, including Ningbo Semiconductor International Corporation (NSIC) and SJ Semiconductor (Jiangyin) Corporation.  It is possible that the U.S. government will impose additional export controls on our products or systems, which could lead to further revenue losses.

The effect of these changes, among others, is that U.S. companies are now required to obtain export licenses before providing commodities, software, and technology that are subject to the regulations to customers for whom licensing requirements did not previously apply. The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals put us at a disadvantage relative to our non-U.S. competitors who are not required to comply with U.S. export controls. This difficulty and uncertainty has adversely affected our ability to compete for and win business from domestic customers in China. Foreign customers affected by these and any future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products.

Further, we hold inventory of products that may be affected by the recent U.S. government actions, including potential order cancellations. If the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

The U.S. government is also engaged in an ongoing process of assessing which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations, could reduce demand for our products. In particular, these restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on U.S. technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.  Additionally, given the continued tensions between the United States and Russia there is potential for new stricter export controls for Russia, which could affect our sales both into Russia and into secondary markets selling to Russia.  International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.

Political and economic instability may result in reduced demand for our products.

We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the United States, these events may result in reduced demand for our products. Based on the complex relationships among China, Hong Kong, Taiwan, and the United States, there is risk that political, diplomatic, and national security influences might lead to trade, technology, or capital disputes, or disruptions, in particular those affecting the semiconductor industry. This may adversely affect our business in Asia or have a negative impact on the regional or global economy.

In addition, an outbreak of hostilities or other political upheaval in China, Taiwan, Japan, or South Korea, or an economic downturn in Asia or globally, would likely harm the operations of our customers in these countries. The effect of these types of events on our revenue and cash flows could be material because we derive substantial revenue from sales to semiconductor device foundries in Taiwan such as Taiwan Semiconductor Manufacturing Company Ltd., from memory chip manufacturers in South Korea such as Samsung Electronics Co., Ltd., and from semiconductor device manufacturers in Japan such as Toshiba Corporation.

Natural disasters, changes in climate and geo-political events could materially adversely affect our worldwide operations (or those of our business partners).

The occurrence of one or more natural disasters such as hurricanes, tropical storms, fires, cyclones, earthquakes, tsunamis, flooding, typhoons, volcanic eruptions and weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, may disrupt manufacturing or other operations. For example, our Milpitas operations are located near major earthquake fault lines in California. There may also be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.

We may face difficulties in staffing and managing foreign branch operations due to political tensions or cultural differences.

During periods of tension between the governments of the United States and certain other countries, it is often difficult for U.S. companies such as ours to staff and manage operations in such countries. Language and other cultural differences may also inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple remote locations performing various development, quality assurance, and yield ramp analysis projects.

Currency fluctuations may impact our international sales or expose us to exchange rate risk.

A substantial portion of our international sales are denominated in U.S. dollars. As a result, if the dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States. These conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars. Additionally, in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk, and any failure to sufficiently hedge or otherwise manage these risks could materially and adversely affect our financial condition, results of operations, and liquidity.

Our internal controls with respect to anti-corruption laws may not be effective, and any failure to comply with such laws may result in severe sanctions and liabilities, which may negatively affect our business, operating results and financial condition.

We are subject to the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. Also, similar worldwide anti-bribery laws, such as the U.K. Bribery Act and Chinese anti-corruption laws, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The policies and procedures we have implemented to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be ineffective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or international anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, consultants or agents.

Risks Related to Tax Laws, Financial Markets and the Environment

Changes in tax rates or tax liabilities could affect results.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174.  Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified.  If the requirement is not modified, it will reduce our cash flows beginning in 2022.  In addition, recent proposals to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax could have a negative impact on our tax position depending upon the terms of the final enacted legislation. Based on the nature of the uncertainties around specific legislation to be enacted, we have not quantified the impact of this risk.  Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

In the past, global credit markets and the financial services industry have experienced periods of turmoil and upheaval characterized by the tightening of the credit markets, the weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from the capital financial markets, or from trade creditors was impaired. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

We are subject to various environmental laws and regulations that could impose substantial costs upon us, and failure to comply with such laws and regulations may harm our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment, including those relating to the storage, use, discharge, disposal, labeling, and human exposure to hazardous and toxic materials. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other significant expenses. We may unintentionally violate environmental laws or regulations in the future as a result of human error, equipment failure or other causes.  In addition to the potential adverse effects on our business operations of such an event, we are committed to maintaining safe working conditions for our employees and sourcing, manufacturing, and distributing our products in a responsible and environmentally friendly manner, and any failure on our part to do so may cause reputational harm for the Company.

Customer and investor focus on our environmental, social and governance responsibility practices and policies, and related regulatory requirements, may make our supply chain more complex, and any failure to comply with customer or investor guidelines or applicable laws and regulations may adversely affect our relationship with customers and investors or our reputation and results of operations.

There is an increasing focus on corporate environmental, social and governance (“ESG”) responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate ESG practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.

Risks Related to Growth and Acquisitions

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions, and, from time to time, acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to:

•	diversion of management’s attention from day-to-day operational matters and current products and customers;
•	lack of synergy or the inability to successfully integrate the new business or to realize expected synergies;
•	integration of acquired businesses and their operations, including enterprise resource planning systems, may be costly and time-consuming and divert resources away from other projects;
•	failure to commercialize the new technology or business;
•	failure to meet the expected performance of the new technology or business;
•	failure to retain key employees and customer or supplier relationships;
•	lower-than-expected market opportunities or market acceptance of any new products; and
•	unexpected reduction of sales of existing products as a result of the introduction of new products.

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

Risks Related to the Global Economy and the Semiconductor Industry

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems in the past and may, from time to time, continue to do so.

Our operating results are subject to significant variation due to global economic conditions and the cyclical nature of the semiconductor device industry. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. In recent history, the industry has experienced significant downturns, generally in connection with declines in economic conditions.. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected, and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles, and we cannot predict when and to what extent sales may normalize, or when and to what extent gross margins may improve, following any such occurrence. If we fail to respond to industry cycles, our business could be seriously harmed.

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

Provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our Board of Directors. These provisions also limit the circumstances in which a premium can be paid for our common stock and in which a proxy contest for control of our board may be initiated. These provisions provide for:

•	a prohibition on stockholder actions through written consent;
•	a requirement that special meetings of stockholders be called only by the chairperson of our Board of Directors or majority of our directors;
•	advance notice requirements for stockholder proposals and director nominations by stockholders;
•	the authority of our Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board may determine; and
•	the authority of our board, without stockholder approval, to adopt a stockholder rights plan.

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

The market price of our common stock has fluctuated widely. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;
•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;
•	changes in the market price per share of our public company customers;
•	market conditions in the semiconductor and other industries into which we sell products;
•	general economic conditions;
•	political changes, hostilities or natural disasters such as hurricanes and floods;
•	the impact of the COVID-19 pandemic, or other future infectious disease pandemics, on the global economy and on our customers, suppliers, employees, and business;
•	low trading volume of our common stock; and
•	the number of firms making a market in our common stock.

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

Location	Facility Purpose	Approximate Square Footage
Wilmington, Massachusetts	Corporate Headquarters, Engineering, Manufacturing and Service	50,200
Milpitas, California	Engineering, Manufacturing, Service and Administration	134,000
Budd Lake, New Jersey	Engineering, Service and Administration	49,000
Bloomington, Minnesota	Engineering, Manufacturing, Service and Administration	98,600
Bend, Oregon	Engineering and Service	12,700
Hillsboro, Oregon	Engineering and Service	10,000
Richardson, Texas	Engineering	21,000
Snoqualmie, Washington	Engineering and Service	20,300
Tucson, Arizona	Engineering, Manufacturing and Service	18,900
Sudbury, Massachusetts	Engineering, Manufacturing and Service	10,000
Taiwan	Sales and Service	30,200
China	Sales, Service and Engineering	22,800
South Korea	Sales and Service	18,900
Japan	Sales and Service	7,200
Singapore	Sales and Service	9,800

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

Our common stock, $0.01 par value per share, is quoted on the New York Stock Exchange (“NYSE”) under the symbol “ONTO.”  As of February 8, 2022, there were approximately 117 stockholders of record.  Prior to the 2019 Merger, Nanometrics’ common stock was quoted on the Nasdaq Global Select Market under the symbol “NANO” and Rudolph’s common stock was quoted on the NYSE under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and the industry specific index, PHLX Semiconductor Index, for the period commencing on December 31, 2016 and ending on December 31, 2021.  Historical data for Onto Innovation in the line graph for the period commencing on December 31, 2016 and ending on October 25, 2019 reflects the cumulative return to the stockholders of Nanometrics.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2016 in the Company’s common stock and in each index. No cash dividends have been declared or paid on the Company’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Prepared by Zacks Investment Research, Inc. Used with permission.  All rights reserved.  Copyright 1980-2022.

	12/16	12/17	12/18	12/19	12/20	12/21
Onto Innovation Inc.	100.0	99.4	109.1	145.8	189.7	404.0
NYSE Composite	100.0	118.7	108.1	135.7	145.2	175.2
PHLX Semiconductor	100.0	140.5	132.1	215.6	331.3	473.2

We have never declared or paid a cash dividend on our common stock and we currently do not intend to. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $100 million worth of shares of our common stock.  Repurchases may be made through both public market and private transactions from time to time.  At January 1, 2022, there was $100 million available for future share repurchases.

For further information, see Note 17 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and twelve months ended January 1, 2022, we withheld 7 thousand and 108 thousand shares through net share settlements, respectively.  For the three and twelve month periods ended January 1, 2022, net share settlements cost $0.6 million and $7.4 million, respectively. Please refer to Note 11 of the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended January 1, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 26, 2021 - November 1, 2021	1	$75.08	—	$100,000
November 2, 2021 - December 1, 2021	6	$93.54	—	$100,000
December 2, 2021 - January 1, 2022	—	$—	—	$100,000
Three Months Ended January 1, 2022	7	$91.86	—

[1] Includes shares withheld through net share settlements.

Item 6.	[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. We deliver comprehensive solutions throughout the semiconductor fabrication process with our families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. We provide process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” manufacturing, and in device packaging and test facilities, commonly referred to as “back-end” manufacturing. Our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings.

Our principal market is semiconductor capital equipment.  Semiconductors packaged as integrated circuits, or “chips”, are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems.  Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields.

Our products and services are used by our customers who manufacture many types of integrated circuits for a multitude of applications, each having unique manufacturing challenges. This includes integrated circuits to enable information processing and management (logic integrated circuits), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 5G radio integrated circuits, power devices), MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, and other end markets including components for hard disk drives, LEDs, and power management.

The semiconductor and electronics industries have also been characterized by constant technological innovation. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment.

During fiscal 2021, there was an increase in wafer fabrication equipment spending by semiconductor manufacturers, driven by the growing importance of semiconductor technology across a broadening range of industries, from mobile devices to cloud computing and high-performance computers.  We are also seeing increasing global emphasis on more advanced power devices for electric vehicles and smart power grids to help combat climate change.  Customer demand was strong throughout the year and we continued to increase our production output levels. Revenues in the four quarters of 2021 increased sequentially as customers transitioned to advanced nodes and increased advanced packaging volumes.  While we have seen improvements in our own operations, we experienced higher costs of goods sold related to freight and logistics costs during the year. Risks and uncertainties related to the COVID-19 pandemic and the supply chain remain and we expect this uncertainty especially in the supply chain to continue to be a factor through at least the first half of 2022, and possibly the entire year.    Over the longer term, we believe that demand for semiconductors will continue to drive sustainable growth for our products and services across all of the markets we serve.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Year Ended
	January 1,	December 26,
	2022	2020
Revenue	$788,899	$556,496
Gross profit	$429,086	$278,453
Gross profit as a percent of revenue	54%	50%
Total operating expenses	$272,679	$251,776
Net income	$142,349	$31,025
Diluted earnings per share	$2.86	$0.63
•

In fiscal 2021, revenue increased 41.8% compared to the fiscal 2020, primarily due to an increase in sales to foundry and memory customers for both advanced nodes and specialty devices and advanced packaging applications.

•

Gross margin as a percentage of revenue increased to 54% during fiscal 2021 compared to 50% in fiscal 2020 primarily driven by a favorable impact from higher revenue volume of products and services, charges to cost of goods sold in the 2020 period for both the sale of inventory written-up to fair value upon the 2019 Merger and inventory reserve charges for a discontinued product line.

•

The increase in operating expenses in fiscal 2021 compared to fiscal 2020 was mainly driven by onboarding of new headcount to support the growth we are experiencing and an increase in employee-related expenses as a result of higher variable compensation plan costs recorded during the year.

Our cash, cash equivalents and marketable securities balance increased to $511.3 million at the end of fiscal 2021 compared to $373.7 million at the end of the fiscal 2020. This increase was primarily the result of $175.3 million of cash generated from operating activities.  This source of cash was partially offset by net cash of $23.8 million used for the purchase of Inspectrology and $12.0 million used for capital expenditures.

Key Events

Business Combination.  In the first quarter of 2021, the Company acquired Inspectrology, LLC, a supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market.  The purchase consideration consisted of $24.0 million in cash paid at closing and an earnout subject to achievement of certain revenue targets for fiscal year 2021 and fiscal year 2022.  As of January 1, 2022, $2.3 million of the earnout has been achieved with potential for up to an additional payment of $5.0 million based on fiscal 2022 results.

Impact of the COVID-19 Pandemic on Our Business. As of February 25, 2022, our operations have been impacted by our pandemic response, as described below, given the global nature of our workforce and our operations, but we have not experienced significant financial impact directly related to the pandemic.  The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread.

We have prioritized the health and safety of our employees and customers in our pandemic response. As governmental authorities implement restrictions on commercial operations, we have continued to ensure compliance with these directives while also maintaining business continuity for our essential operations. We have a global workforce.  Although our manufacturing facilities are in the United States, we maintain offices and have employees in the United States, South Korea, Japan, Taiwan, China, Singapore and Europe. Our operations at these offices are subject to various governmental directives and, as a result thereof, we have instituted a work-from-home policy for these employees to the extent practical.  Where our essential employees are required to continue to report to work to perform their responsibilities, we have implemented staggered shifts or otherwise adjusted work schedules to maximize our operating capacity while adhering to applicable restrictions, including recommended distancing between persons.  We have also provided our essential employees with appropriate protective equipment and have enhanced and increased cleanings at our facilities. At this time, we have not experienced any reduction in productivity, though we have incurred certain costs related to the implementation of these policies and practices.  In addition, we have enhanced our email screening and cyber monitoring of our devices to further support our work from home policy.  As certain countries have relaxed restrictions over the past few months, we have restarted certain activities in accordance with local guidelines.  We may take further actions that we determine to be in the best interests of our employees or as may be required by federal, state, or local authorities.

To date, the COVID-19 pandemic has disrupted the way that we conduct business but has not had a material adverse impact on our operations.  We have not experienced significant delays in customer deliveries, but we are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions.  Demand for our products was consistent with or exceeded our expectations for the fourth quarter of fiscal 2021.  However, further disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 may pose risks to our business, results of operations and financial condition.  In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking appropriate precautionary measures to provide a safe work environment for our employees and customers.

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

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic, see Part I, Item 1A – Risk Factors of this 2021 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Revenue	100.0%	100.0%	100.0%
Cost of revenue	45.6%	50.0%	55.9%
Gross profit	54.4%	50.0%	44.1%
Operating expenses:
Research and development	12.2%	15.2%	15.8%
Sales and marketing	7.3%	8.6%	9.2%
General and administrative	8.6%	11.7%	17.4%
Amortization	6.5%	9.7%	3.4%
Total operating expenses	34.6%	45.2%	45.8%
Operating income (loss)	19.8%	4.8%	(1.7)%
Interest income, net	0.1%	0.5%	1.2%
Other income (expense), net	(0.2)%	(0.5)%	0.3%
Income (loss) before provision (benefit) for income taxes	19.7%	4.8%	(0.2)%
Provision (benefit) for income taxes	1.7%	(0.7)%	(0.8)%
Net income	18.0%	5.5%	0.6%

Results of Operations for 2021, 2020 and 2019

Revenue. Our revenue is derived from the sale of our systems and software, spare parts, and services. Our revenue was $788.9 million, $556.5 million and $305.9 million for the years ended January 1, 2022, December 26, 2020 and December 31, 2019, respectively.  This represents an increase of 41.8% from 2020 to 2021 and an increase of 81.9% from 2019 to 2020.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended
	January 1, 2022		December 26, 2020		December 31, 2019
Systems and software	$669,114	85%	$450,459	80%	$255,723	84%
Parts	72,753	9%	65,444	12%	34,892	11%
Services	47,032	6%	40,593	8%	15,281	5%
Total revenue	$788,899	100%	$556,496	100%	$305,896	100%

Total systems and software revenue increased $218.7 million for the year ended January 1, 2022, as compared to the year ended December 26, 2020, primarily due to an increase in overall demand for our products from semiconductor industry customers, particularly in specialty devices and advanced packaging and advanced nodes applications, and the inclusion of $22.3 million of revenue from the Inspectrology acquisition.  The year-over-year change in systems revenue was primarily due to an increase in units shipped in our metrology and inspection product lines.  Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls. During fiscal 2021, the increase in parts and services revenue was primarily due to increased spending by our customers on system upgrades and repairs of existing systems.

Total systems and software revenue increased $194.7 million for the year ended December 26, 2020, as compared to the year ended December 31, 2019, primarily due to the inclusion of $178.6 million of revenue from legacy Nanometrics for the period and increased investment from our foundry and logic customers. Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls. During fiscal 2020, parts and services revenue increased primarily due to inclusion of $54.3 million of parts and service revenue from legacy Nanometrics for 2020.

The following table sets forth, for the periods indicated, our revenue by geographic region as percentages of our revenue.

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Revenue	$788,899	$556,496	$305,896
Taiwan	25%	22%	22%
South Korea	20%	16%	14%
China	19%	22%	26%
United States	16%	15%	15%
Europe	8%	9%	8%
Japan	8%	11%	10%
Southeast Asia	4%	5%	5%
Total revenue	100%	100%	100%

The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continue to occur in this region and we expect that trend to continue.

Gross Profit. Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, inventory step-up from purchase accounting, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $429.1 million, $278.5 million and $135.0 million for the years ended January 1, 2022, December 26, 2020, and December 31, 2019, respectively.  Our gross profit represented 54.4%, 50.0% and 44.1% for the years ended January 1, 2022, December 26, 2020, and December 31, 2019, respectively.  The increase in gross profit as a percentage of revenue from 2020 to 2021 was primarily due to higher factory utilization associated with stronger sales levels in the 2021 fiscal period, inventory reserve charges for a discontinued product line and the sale of inventory written-up to fair value upon the 2019 Merger in the 2020 fiscal period.  This increase in gross profit was partially offset by supply chain cost increases in the 2021 fiscal period.  The increase in gross profit as a percentage of revenue from 2019 to 2020 was primarily due to a favorable impact from higher revenue volume of products and services from the 2019 Merger with inclusion of legacy Nanometrics results for the full fiscal year, partially offset by additional charges for excess and obsolete inventory in the 2020 fiscal period. During the fourth quarter of the year ended December 26, 2020, we recognized a write-down of inventory in the amount of $8.1 million for our JetStep X300 product line to net realizable value based on future demand and market conditions.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained, and intend to continue, our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our intellectual property. Our research and development expenses were $96.1 million, $84.6 million and $48.4 million in fiscal years 2021, 2020 and 2019, respectively.  The year-over-year dollar increase from 2020 through 2021 was primarily due to increased costs related to new product initiatives and increased variable compensation plan costs.  The year-over-year dollar increase from 2019 through 2020 was primarily due to the 2019 Merger where research and development expenses for legacy Nanometrics was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses.  Our sales and marketing expenses were $57.2 million, $48.1 million and $28.3 million in fiscal years 2021, 2020 and 2019, respectively.  The year-over-year dollar increase from 2020 through 2021 was primarily due to increased personnel costs, including variable compensation plan costs.  The year-over-year dollar increase from 2019 through 2020 was primarily due to the 2019 Merger where sales and marketing expenses for legacy Nanometrics was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $68.0 million, $65.3 million and $53.0 million in fiscal years 2021, 2020 and 2019, respectively.  The year-over-year dollar increase from 2020 through 2021 was primarily due to increased personnel costs, including variable compensation plan costs.  The year-over-year dollar increases from 2019 through 2020 were primarily due to the 2019 Merger where general and administrative expenses for legacy Nanometrics was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets, primarily purchased technology, was $51.4 million, $53.7 million and $10.4 million in fiscal years 2021, 2020 and 2019, respectively.  The year-over-year dollar decrease from 2020 through 2021 was primarily due to certain intangible assets becoming fully amortized, partially offset by amortization for newly acquired intangible assets in 2021.  The year-over-year dollar increase from 2019 through 2020 was primarily due to amortization of additional purchased intangible assets recorded as a result of the 2019 Merger where such amortization expense was included for the full 2020 fiscal year and in 2019 included from October 25, 2019 to December 31, 2019.

Interest income, net.  In fiscal years 2021, 2020 and 2019, net interest income was $1.2 million, $2.9 million and $3.7 million, respectively.  The decrease in net interest income from 2020 to 2021 was due to lower interest rates during the 2021 period.  The decrease in net interest income from 2019 to 2020 was due to lower interest rates during the 2020 period.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Income (loss) before provision (benefit) for income taxes	$155.7	$26.9	$(0.6)
Provision (benefit) for income taxes	$13.3	$(4.2)	$(2.5)
Effective tax rate	8.6%	(15.5)%	(419.9)%

The income tax provision differs from the federal statutory income tax rate of 21% for 2021 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $11.1 million, excess benefits related to stock compensation of $3.8 million, tax benefits for research and development credits of $3.6 million, tax benefit from foreign income being taxed at lower rates of $3.8 million, and a one-time benefit of $2.0 million from a reduction to recorded tax reserve related to a lapse of statute of limitations. These benefits were partially offset by the inclusion of U.S. tax on foreign source income of $1.7 million.

The income tax provision differs from the federal statutory income tax rate of 21% for 2020 primarily due to a benefit related to the FDII of $4.3 million, tax benefits for research and development credits of $4.9 million, and a one-time benefit related to the closure of an IRS audit for tax years 2016 through 2018 of $2.9 million.  These benefits were partially offset by the inclusion of Global Intangible Low-Taxed Income (“GILTI”) of $2.0 million.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The Company filed a claim for a refund of prior years’ income taxes paid under the provisions of the CARES Act which resulted in a tax benefit of $1.9 million as the 2019 net operating loss was carried back to a year with higher tax rates.

Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability and cash flow.  We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in applicable U.S. (federal, state and local) or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, have affected and could continue to affect our tax expense and profitability as, for example, they did in 2017 upon passage of the Tax Cuts and Jobs Act. In addition, the final determination of any state or federal tax audits or related litigation, in particular with regard to the sustainment of our positions on research credits and timing of revenue recognition under IRC Section 451(b), could be materially different from our historical income tax provisions and accruals.

Beginning in 2022, the TCJA eliminates the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will reduce our cash flows beginning in 2022.  Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

At January 1, 2022, we had $511.3 million of cash, cash equivalents and marketable securities and $793.6 million in working capital.  At December 26, 2020, we had $373.7 million of cash, cash equivalents and marketable securities and $611.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the years ended January 1, 2022, December 26, 2020 and December 31, 2019 totaled $175.3 million, $106.0 million and $18.1 million, respectively.

•

Cash provided by operating activities increased in fiscal 2021 compared to fiscal 2020 primarily due to higher net income, adjusted to exclude the effect of non-cash charges, of $91.2 million, an increase in accrued and other liabilities of $3.8 million and an increase in income taxes of $2.5 million, partially offset by an increase in inventories of $14.7 million, an increase in prepaid expenses and other assets of $12.2 million and an increase in accounts receivable of $2.0 million.

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

Net cash and cash equivalents used in investing activities for the years ended January 1, 2022 and December 26, 2020 was $141.8 million and $48.6 million, respectively. For the year ended December 31, 2019, investing activities provided net cash and cash equivalents of $4.1 million.

•

During the year ended January 1, 2022, net cash used in investing activities included purchases of marketable securities, net of proceeds from sales of marketable securities of $106.0 million, purchase of business net of cash acquired of $23.8 million, and purchases of property, plant and equipment of $12.0 million.

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

Net cash provided by financing activities was $2.7 million for the year ended January 1, 2022.  For the years ended December 26, 2020 and December 31, 2019 financing activities used $53.7 million and $4.2, respectively.

•

During the year ended January 1, 2022, financing activities provided cash from shares issued through share-based compensation plans of $10.1 million, partially offset by cash used to pay taxes related to shares withheld for share based compensation plans of $7.4 million.

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

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock. In the first quarter of 2021, the Company acquired Inspectrology, LLC for $24.0 million in cash and an earnout subject to the achievement of certain revenue targets earned for fiscal 2021 through 2022.  The earnout achieved for fiscal 2021 was $2.3 million and is anticipated to be paid in the first half of fiscal 2022.  There is potential earnout for up to an additional payment of $5.0 million depending on fiscal 2022 results.

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired.  At January 1, 2022, there was $100 million available for future share repurchases.

For further information regarding our share repurchases, see Note 17 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of January 1, 2022, the available line of credit was approximately $131.4 million with an available interest rate of 1.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at January 1, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur (dollars in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$21,104	$5,029	$7,515	$5,261	$3,299
Purchase obligations (1)	373,638	345,334	28,304	—	—
Total	$394,742	$350,363	$35,819	$5,261	$3,299
(1)	Represents our agreements to purchase goods and services consisting of outstanding purchase orders for goods and services.

Critical Accounting Policies and Estimates

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

Depending on the terms of the systems arrangement, we may also defer the recognition of a portion of the consideration expected to be received because we have to satisfy a future obligation (e.g., installation and extended warranties). We use an observable price to determine the standalone selling price for separate performance obligations or a cost-plus margin approach when one is not available.

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

Long-Lived Assets and Finite-Lived Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.  During the year ended December 31, 2019, we recognized a $0.5 million impairment loss on long-lived assets.  No such indicators were noted in 2021 or 2020.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At January 1, 2022 and December 26, 2020, we had recorded valuation allowances of $10.9 million and $14.2 million on certain of our deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  We evaluated the realizability of the deferred tax assets based on positive earnings as well as the projected earnings in future years and believe it is more likely than not that the substantial majority of our deferred tax asset will be realized in the future years.  We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.

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

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of January 1, 2022, a hypothetical increase of 100 basis points in interest rates would result in a decrease of $2.2 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software revenues are denominated in U.S. dollars.  However, our international operations are exposed to foreign currency exchange rate fluctuations arising from U.S. dollar denominated intercompany balances between our U.S. headquarters and that of our foreign owned entities. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of January 1, 2022 was approximately $46.8 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $0.5 million in foreign currency exchange losses / (gains).

We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on revenues denominated in Japanese yen.  These forward contracts are not designated as accounting hedges, so the change in fair value of the forward exchange contracts is recognized under the caption “Other income (expense), net” in the Consolidated Statements of Operations for each reporting period. As of January 1, 2022, and December 26, 2020, we had seven and eight outstanding forward contracts, respectively, with a total notional contract value of $32.3 million and $37.6 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of January 1, 2022. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of January 1, 2022 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2022.

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

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended January 1, 2022 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of January 1, 2022, as stated in its attestation report included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 10, 2022, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is included under the headings “Proposal One: Election of Directors,” “Named Executive Officers (NEOs)” and “Corporate Governance Principles and Practices” in the Proxy Statement, which is incorporated herein by reference. Information regarding compliance with Section 16 of the Exchange Act is incorporated by reference to the information under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement.

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

The information required by this Item is included under the headings “Executive Officer Compensation,” “Compensation of Directors,” “Compensation Committee Report on Executive Officer Compensation,” “Stock Ownership/Retention Guidelines for Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference.

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

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Nanometrics Incorporated, Rudolph Technologies, Inc. and PV Equipment Inc.	8-K	000-13470	June 24, 2019	2.1
3.1	Amended and Restated Certificate of Incorporation of Onto Innovation Inc.	8-K	001-39110	October 28, 2019	3.2
3.2	Amended and Restated Bylaws of Onto Innovation Inc.	8-K	001-39110	January 27, 2020	3.1
4.1	Form of Common Stock Certificate	10-K	001-39110	February 25, 2020	4.1
4.2	Description of Securities	10-K	001-39110	February 25, 2020	4.2
10.1*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan	DEF14A	000-13470	April 4, 2017	Appendix B
10.1.1*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-13470	March 24, 2015	99.1
10.1.2*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements	10-K	000-13470	March 13, 2008	10.8
10.2*	Rudolph Technologies, Inc. 2009 Stock Plan	DEFR14A	000-27965	May 8, 2009	Appendix A
10.2.1*	Amended form of Employee Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan	10-Q	001-36226	August 3, 2017	10.12
10.3*	Rudolph Technologies, Inc. 2018 Stock Plan	8-K	001-36226	May 16, 2018	10.1
10.3.1*	Form of Employee Performance Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan	10-Q	001-36226	August 2, 2018	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.4*	Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.4.2*	Form of Employee Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.4.3*	Form of Director Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.4.5*	Form of Employee Restricted Stock Unit Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	August 5, 2021	10.1
10.4.6*	Form of Director Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	August 5, 2021	10.1
10.4.7*	Form of Employee Performance Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	August 5, 2021	10.1
10.4.8*	Form of Employee Incentive Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	November 4, 2021	10.1
10.5*	Onto Innovation Inc. 2020 Employee Stock Purchase Plan	S-8	333-238492	May 19, 2020	10.2
10.6*	Form of Indemnification Agreement	8-K	001-39110	November 6, 2019	10.1
10.7*	Form of Onto Innovation Inc. Indemnification Agreement	8-K	001-39110	September 13, 2021	10.1
10.8*	General Severance Benefits and Change in Control Severance Benefits Agreement between Kevin Heidrich and Nanometrics Incorporated, dated May 19, 2015.	8-K	000-13470	May 22, 2015	10.4
10.9*	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth as restated and amended on July 29, 2014.	10-Q	001-36226	August 6, 2014	10.2
10.10*	Employment Agreement, dated as of November 9, 2015, by and between Rudolph Technologies, Inc. and Michael Plisinski.	8-K	001-36226	November 9, 2015	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.11*	Executive Change of Control Agreement, dated August 20, 2009, by and between Rudolph Technologies, Inc. and Robert A. Koch.	10-Q	000-27965	November 6, 2009	10.3
10.12	License Agreement, dated June 28, 1995, between Rudolph Technologies Inc. and Brown University Research Foundation.	S-1	333-86821	September 9, 1999	10.1
21.1+	Subsidiaries.	―	―	―	―
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	―	―	―	―
31.1+	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
31.2+	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
+	Filed herewith.

ONTO INNOVATION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Onto Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onto Innovation Inc. (the Company) as of January 1, 2022 and December 26, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

     Excess Inventory Reserve

Description of the Matter

As described in Notes 1 and 8 to the consolidated financial statements, the Company records inventory net of a reserve for excess and obsolete inventory resulting in net inventories of $243.1 million as of January 1, 2022. The valuation of certain of the Company's inventory is subject to risks associated with supply and demand. As described in Note 2 to the consolidated financial statements, the Company maintains reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about historical and future demand for the Company’s products and market conditions

Auditing management’s estimate of the excess and obsolete inventory reserve was subjective and required significant judgment as the excess and obsolete inventory reserve is sensitive to changes in the Company’s operations and assumptions used to estimate the reserve including management’s assumptions with regards to product life-cycles, product demand and market conditions, which includes historical usage, expected future usage, on-hand quantities of individual materials, and anticipated engineering design changes or advancements.

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

Iselin, New Jersey

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Onto Innovation Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Onto Innovation Inc.’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Onto Innovation Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and December 26, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 25, 2022

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Revenue	$788,899	$556,496	$305,896
Cost of revenue	359,813	278,043	170,868
Gross profit	429,086	278,453	135,028
Operating expenses:
Research and development	96,118	84,584	48,358
Sales and marketing	57,235	48,136	28,251
General and administrative	67,960	65,310	53,017
Amortization	51,366	53,746	10,445
Total operating expenses	272,679	251,776	140,071
Operating income (loss)	156,407	26,677	(5,043)
Interest income, net	1,163	2,899	3,666
Other income (expense), net	(1,888)	(2,708)	780
Income (loss) before provision (benefit) for income taxes	155,682	26,868	(597)
Provision (benefit) for income taxes	13,333	(4,157)	(2,507)
Net income	$142,349	$31,025	$1,910
Earnings per share:
Basic	$2.89	$0.63	$0.06
Diluted	$2.86	$0.63	$0.06
Weighted average number of shares outstanding:
Basic	49,242	49,136	29,729
Diluted	49,728	49,475	30,007

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Net income	$142,349	$31,025	$1,910
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	(537)	123	(44)
Change in currency translation adjustments	(2,715)	5,043	709
Total other comprehensive income (loss), net of tax	(3,252)	5,166	665
Total comprehensive income	$139,097	$36,191	$2,575

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 1, 2022	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$169,602	$136,720
Marketable securities	341,741	237,002
Accounts receivable, less allowance of $1,303 at January 1, 2022 and $784 at December 26, 2020	177,205	149,251
Inventories	243,108	191,217
Prepaid expenses and other current assets	16,433	17,471
Total current assets	948,089	731,661
Property, plant and equipment, net	82,094	87,950
Goodwill	315,811	306,632
Identifiable intangible assets, net	277,281	318,357
Deferred income taxes	4,822	2,235
Other assets	21,716	21,337
Total assets	$1,649,813	$1,468,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,345	$40,183
Accrued liabilities	43,042	37,075
Deferred revenue	29,979	14,334
Other current liabilities	28,160	28,499
Total current liabilities	154,526	120,091
Deferred and other tax liabilities	40,281	55,623
Other non-current liabilities	28,951	27,712
Total liabilities	223,758	203,426
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 97,000 shares authorized, 49,300 and 48,758 issued and outstanding at January 1, 2022 and December 26, 2020, respectively.	49	49
Additional paid-in capital	1,256,179	1,233,967
Accumulated other comprehensive income	1,316	4,568
Accumulated earnings	168,511	26,162
Total stockholders’ equity	1,426,055	1,264,746
Total liabilities and stockholders’ equity	$1,649,813	$1,468,172

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$142,350	$31,025	$1,910
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	14,435	13,832	5,965
Amortization of intangibles	51,366	53,746	10,445
Share-based compensation	19,542	17,662	10,585
Acquired inventory step-up amortization	393	10,678	15,370
Provision for inventory valuation	8,175	14,703	10,841
Deferred income taxes	(12,618)	(11,631)	(4,116)
Other, net	2,267	4,711	2,459
Change in operating assets and liabilities net of assets acquired and liabilities assumed in merger and acquisition:
Accounts receivable	(27,829)	(25,816)	(9,721)
Income taxes	1,307	(1,196)	7,648
Inventories	(57,175)	(42,409)	(9,338)
Prepaid expenses and other assets	(768)	11,409	(5,079)
Accounts payable	12,142	11,403	(12,138)
Accrued and other liabilities	21,694	17,867	(6,685)
Net cash and cash equivalents provided by operating activities	175,281	105,984	18,146
Cash flows from investing activities:
Purchases of marketable securities	(361,022)	(313,027)	(127,462)
Proceeds from maturities and sales of marketable securities	255,063	265,409	94,486
Purchases of property, plant and equipment	(12,039)	(3,829)	(6,802)
Purchase of business, net of cash acquired	(23,795)	—	—
Cash acquired from merger	—	—	43,882
Cash received from convertible note receivable	—	2,848	—
Net cash and cash equivalents provided by (used in) investing activities	(141,793)	(48,599)	4,104
Cash flows from financing activities:
Purchases of common stock	—	(52,000)	(744)
Tax payments related to shares withheld for share-based compensation plans	(7,403)	(4,052)	(2,540)
Payment of contingent consideration for acquired business	—	(569)	(1,758)
Issuance of shares through share-based compensation plans	10,073	2,919	844
Net cash and cash equivalents provided by (used in) financing activities	2,670	(53,702)	(4,198)
Effect of exchange rate changes on cash and cash equivalents	(3,276)	2,364	233
Net increase in cash and cash equivalents	32,882	6,047	18,285
Cash and cash equivalents at beginning of year	136,720	130,673	112,388
Cash and cash equivalents at end of year	$169,602	$136,720	$130,673
Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$23,766	$6,415	$(3,848)

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended January 1, 2022,
December 26, 2020 and December 31, 2019

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings /
	Shares	Amount	Capital	Income / (Loss)	(Deficit)	Total
Balance at December 31, 2018	24,855	$31	$369,893	$(1,263)	$(6,773)	$361,888
Effect of merger	25,060	19	890,112	—	—	890,131
Issuance of shares through share-based compensation plans, net	377	—	2,131	—	—	2,131
Repurchase of common stock	(30)	—	(744)	—	—	(744)
Net income	—	—	—	—	1,910	1,910
Share-based compensation	—	—	10,585	—	—	10,585
Share-based compensation plan withholdings	(78)	—	(2,540)	—	—	(2,540)
Currency translation	—	—	—	709	—	709
Unrealized loss on investments	—	—	—	(44)	—	(44)
Balance at December 31, 2019	50,184	50	1,269,437	(598)	(4,863)	1,264,026
Issuance of shares through share-based compensation plans, net	668	1	2,918	—	—	2,919
Repurchase of common stock	(1,882)	(2)	(51,998)	—	—	(52,000)
Net income	—	—	—	—	31,025	31,025
Share-based compensation	—	—	17,662	—	—	17,662
Share-based compensation plan withholdings	(118)	—	(4,052)	—	—	(4,052)
Other	(94)	—	—	—	—	—
Currency translation	—	—	—	5,043	—	5,043
Unrealized gain on investments	—	—	—	123	—	123
Balance at December 26, 2020	48,758	49	1,233,967	4,568	26,162	1,264,746
Issuance of shares through share-based compensation plans, net	650	—	10,072	—	—	10,072
Net income	—	—	—	—	142,349	142,349
Share-based compensation	—	—	19,542	—	—	19,542
Share-based compensation plan withholdings	(108)	—	(7,402)	—	—	(7,402)
Currency translation	—	—	—	(2,715)	—	(2,715)
Unrealized loss on investments	—	—	—	(537)	—	(537)
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055

The accompanying notes are an integral part of these consolidated financial statements

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Organization and Nature of Operations:

Onto Innovation Inc. (“Onto Innovation” or the “Company”) is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. The Company delivers comprehensive solutions throughout the semiconductor fabrication process with our families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. The Company provides process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” manufacturing, and in device packaging and test facilities, commonly referred to as “back-end” manufacturing. The Company’s advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings. Onto Innovation’s systems are backed by worldwide customer service and applications support. The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore and in several countries in Europe. The Company operates in a single reportable segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

2.	Summary of Significant Accounting Policies:

Consolidation. The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Fiscal Year.  In the first quarter of 2020, the Company changed its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The fiscal year of 2021 began on December 27, 2020 and ended January 1, 2022.  The fiscal year of 2020 began on January 1, 2020 and ended December 26, 2020. Financial statements for 2019 continue to be presented on the basis of our previous calendar year end.

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

Depending on the terms of the systems arrangement, the Company may also defer the recognition of a portion of the consideration expected to be received because the Company has to satisfy a future obligation (e.g., installation and extended warranties). The Company uses an observable price to determine the standalone selling price for separate performance obligations or a cost-plus margin approach when one is not available.

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

The Company does not adjust the amount of consideration for the effects of a significant financing component as the payment terms are one year or less.

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

Allowance for Credit Losses.  The Company maintains an allowance for credit losses that is estimated based on a combination of factors including write-off history, aging analysis, forecast of future economic conditions and any specific known troubled accounts. The Company believes the allowance is adequate to cover expected losses on trade receivables.  Provisions for expected credit losses are classified as selling, general and administrative expense in the Consolidated Statements of Operations. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company evaluates inventories for excess quantities and obsolescence. The Company establishes inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about historical and future demand for the Company’s products and market conditions. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering design changes. Once a reserve has been established, it is maintained until the item to which it relates is scrapped or sold. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales, product end-of-life dates, estimated current and future market values and new product introductions. When recorded, reserves are intended to reduce the carrying value of the Company’s inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional reserves may be required.

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

Long-Lived Assets and Finite-Lived Acquired Intangible Assets.  Long-lived assets, such as property, plant, and equipment, and identifiable acquired intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2019, there was an impairment to an item in property, plant and equipment of $507, which was recorded in general and administrative expenses in the Consolidated Statements of Operations.  There were no impairments of long-lived assets for the years ended January 1, 2022 and December 26, 2020.

Goodwill and Indefinite Lived Intangible Assets.  Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  The Company has one operating segment. No goodwill impairment occurred in fiscal years 2021, 2020, or 2019. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

There was no impairment of goodwill or IPR&D for the years ended January 1, 2022, December 26, 2020 and December 31, 2019.

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

The Company’s accounts receivable result primarily from the sale of semiconductor equipment, related accessories and replacement parts. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Write-offs of uncollectible accounts have historically not been material. The Company actively monitors its customers' financial strength to reduce the risk of loss.

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

Translation of Foreign Currencies.  The Company’s international branches and subsidiaries primarily generate and expend cash in their local functional currency. Accordingly, all balance sheet accounts of these local functional currency branches and subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period. The resulting translation adjustments are recorded as cumulative translation adjustments and are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $1,764 and $4,479 as of January 1, 2022 and December 26, 2020, respectively.

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

Derivative Instruments and Hedging Activities. The Company’s policy is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows for the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values, in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, euros, Korean won, Taiwanese dollars, Chinese renminbi, British pound sterling, Singapore dollars and Israeli shekel), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These hedge contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of January 1, 2022 and December 26, 2020 were as follows:

	January 1,	December 26,
	2022	2020
Notional amount	$32,293	$37,580
Fair value of liability	26	36

 During the year ended January 1, 2022, the Company recognized a loss of $1,650 on maturities of forward contracts.  During the years ended December 26, 2020 and December 31, 2019, the Company recognized gains of $510 and $343 on maturities of forward contracts, respectively.  The aggregate notional amounts of matured contracts were $420,460, $373,749 and $58,522 for 2021, 2020 and 2019, respectively.

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

Inspectrology, LLC

During the first quarter of 2021, the Company acquired Inspectrology, LLC (“Inspectrology”), a supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market for $24,015 in cash and an earnout subject to achievement of certain revenue targets earned for fiscal year 2021 and fiscal year 2022. As of January 1, 2022, $2,287 of the earnout has been achieved and was recorded in operating expenses. There is potential earnout for up to an additional payment of $5,000 based on fiscal 2022 results.  Certain payments, including the earnout, are subject to the principals remaining with the Company for a period of one to three years.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$220
Account receivables	4,071
Inventories	2,587
Prepaid expenses and other current assets	104
Property, plant and equipment	86
Identifiable intangible assets	10,290
Total assets acquired	17,358
Accounts payable	(1,048)
Payroll and related expenses	(512)
Deferred revenue	(386)
Other current liabilities	(576)
Net assets acquired	14,836
Goodwill	9,179
Total purchase consideration	$24,015

Onto Innovation

On October 25, 2019, the Company became Onto Innovation Inc. upon the effectiveness of the merger (the “2019 Merger”) between Nanometrics Incorporated (“Nanometrics”) and Rudolph Technologies, Inc. (“Rudolph”).  The Company accounted for the 2019 Merger as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles (“GAAP”). GAAP requires that either Nanometrics or Rudolph is designated as the acquirer for accounting and financial reporting purposes (“Accounting Acquirer”). Based on the evidence available, Rudolph was designated as the Accounting Acquirer while Nanometrics was the acquirer for legal purposes. Therefore, Rudolph’s historical results of operations replaced Nanometrics’ historical results of operations for all periods prior to the 2019 Merger.

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

Cash and cash equivalents	$43,882
Marketable securities	94,389
Account receivables	49,917
Inventories	98,478
Prepaid expenses and other current assets	6,659
Property, plant and equipment	77,451
Operating lease right-of-use assets	9,658
Identifiable intangible assets	374,900
Deferred income taxes	2,191
Other assets	850
Total assets acquired	758,375
Accounts payable	(23,361)
Payroll and related expenses	(20,290)
Deferred revenue	(5,931)
Other current liabilities	(10,679)
Income taxes payable	(2,007)
Other non-current liabilities	(90,113)
Net assets acquired	605,994
Goodwill	284,137
Total purchase consideration	$890,131

The allocation of the intangible assets subject to amortization is as follows:

	Estimated	Weighted Average
	Fair Value	Useful Life (years)
Developed technology	$260,500	6.6
In-process research and development	46,600	indefinite
Customer relationships	53,000	13.1
Backlog	6,700	1.1
Trademarks and trade names	8,100	7.5
Total intangible assets	$374,900

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at January 1, 2022 and December 26, 2020:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 1, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$170,980	$—	$170,980	$—
Asset-backed securities	2,009	—	2,009	—
Certificates of deposit	33,192	—	33,192	—
Commercial paper	73,113	—	73,113	—
Corporate bonds	62,447	—	62,447	—
Total assets	$341,741	$—	$341,741	$—
Liabilities:
Foreign currency forward contracts	$26	$—	$26	$—
Total liabilities	$26	$—	$26	$—

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 26, 2020
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$124,640	$—	$124,640	$—
Asset-backed securities	11,708	—	11,708	—
Certificates of deposit	36,373	—	36,373	—
Commercial paper	32,699	—	32,699	—
Corporate bonds	31,582	—	31,582	—
Total assets	$237,002	$—	$237,002	$—
Liabilities:
Foreign currency forward contracts	$36	$—	$36	$—
Total liabilities	$36	$—	$36	$—

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

 See Note 5 for additional discussion regarding the fair value of the Company’s marketable securities.
5.	Marketable Securities:

At January 1, 2022 and December 26, 2020, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
January 1, 2022
Municipal notes and bonds	$171,203	$38	$261	$170,980
Asset-backed securities	2,009	—	—	2,009
Certificates of deposit	33,200	2	10	33,192
Commercial paper	73,152	2	41	73,113
Corporate bonds	62,634	29	216	62,447
Total marketable securities	$342,198	$71	$528	$341,741
December 26, 2020
Municipal notes and bonds	$124,387	$257	$4	$124,640
Asset-backed securities	11,679	29	—	11,708
Certificates of deposit	36,349	24	—	36,373
Commercial paper	32,690	12	3	32,699
Corporate bonds	31,544	50	12	31,582
Total marketable securities	$236,649	$372	$19	$237,002

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at January 1, 2022 and December 26, 2020:

	January 1, 2022		December 26, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$219,353	$219,211	$170,099	$170,321
Due after one through five years	122,845	122,530	66,550	66,681
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$342,198	$341,741	$236,649	$237,002

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at January 1, 2022 and December 26, 2020.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 1, 2022
Municipal notes and bonds	$113,790	$262	$—	$—
Certificates of deposit	16,300	10	—	—
Commercial paper	58,681	40	—	—
Corporate bonds	53,661	150	2,587	66
Total marketable securities	$242,432	$462	$2,587	$66
December 26, 2020
Municipal notes and bonds	$8,641	$4	$—	$—
Commercial paper	8,862	3	—	—
Corporate bonds	14,947	12	—	—
Total marketable securities	$32,450	$19	$—	$—

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.
6.	Goodwill and Purchased Intangible Assets:

Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. The Company performed its annual assessment in the fourth quarter of fiscal 2021 and concluded that no impairment charge was required.

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2019	$307,148
Goodwill adjustments (Note 3)	(516)
Balance at December 26, 2020	306,632
Goodwill from Inspectrology acquisition (Note 3)	9,179
Balance at January 1, 2022	$315,811

Purchased Intangible Assets

Purchased intangible assets as of January 1, 2022 and December 26, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
January 1, 2022
Finite-lived intangible assets:
Developed technology	$377,997	$155,976	$222,021
Customer and distributor relationships	73,321	25,608	47,713
Trademarks and trade names	14,171	6,624	7,547
Total identifiable intangible assets	$465,489	$188,208	$277,281

December 26, 2020
Finite-lived intangible assets:
Developed technology	$326,877	$110,851	$216,026
Customer and distributor relationships	69,261	20,654	48,607
Trademarks and trade names	12,461	5,337	7,124
Total finite-lived intangible assets	408,599	136,842	271,757
In-process research and development	46,600	—	46,600
Total identifiable intangible assets	$455,199	$136,842	$318,357

Intangible asset amortization expense amounted to $51,366, $53,746 and $10,445 for the years ended January 1, 2022, December 26, 2020 and December 31, 2019, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $55,273 for 2022, $54,798 for 2023, $49,113 for 2024, $32,563 for 2025, and $31,370 for 2026.
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

Lease costs for operating leases were $5,964 and $6,756 for the years ended January 1, 2022 and December 26, 2020, respectively. Operating lease costs are generally recognized over the lease term.  The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Details of the Company’s operating leases are as follows:

	Year Ended
Cash Flow Information	January 1, 2022	December 26, 2020
Cash paid for operating lease liabilities	$6,247	$6,700
Right-of-use assets obtained in exchange for operating lease liabilities	$304	$725

	January 1,	December 26,
Operating Lease Information	2022	2020
Weighted average remaining lease term	5.3	6.0
Weighted average discount rate	4.5%	4.7%

As of January 1, 2022, there was an insignificant amount of commitments for operating leases that have not yet commenced.  The reconciliation of the maturities of operating leases to the lease liabilities recorded on the Consolidated Balance Sheet as of January 1, 2022 is as follows:

Fiscal Year
2022	$5,029
2023	4,058
2024	3,457
2025	3,342
2026	1,919
Thereafter	3,299
Total undiscounted operating lease payments	21,104
Less: imputed interest	2,402
Present value of operating lease liabilities	$18,702

8.	Balance Sheet Components:

Inventories

Inventories are comprised of the following:

	January 1,	December 26,
	2022	2020
Materials	$157,343	$124,926
Work-in-process	60,415	44,829
Finished goods	25,350	21,462
Total inventories	$243,108	$191,217

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	January 1,	December 26,
	2022	2020
Land and building	$48,297	$47,544
Machinery and equipment	50,226	52,833
Furniture and fixtures	2,534	4,013
Computer equipment and software	13,856	15,549
Leasehold improvements	13,710	12,927
	128,623	132,866
Accumulated depreciation	(46,529)	(44,916)
Total property, plant and equipment, net	$82,094	$87,950

Depreciation expense amounted to $14,435, $13,832 and $5,965 for the years ended January 1, 2022, December 26, 2020 and December 31, 2019, respectively.

Other assets

Other assets is comprised of the following:

	January 1,	December 26,
	2022	2020
Operating lease right-of-use assets	$17,488	$19,669
Other	4,228	1,668
Total other assets	$21,716	$21,337

Accrued liabilities

Accrued liabilities is comprised of the following:
	January 1,	December 26,
	2022	2020
Payroll and related expenses	$32,581	$30,270
Warranty	9,093	6,062
Other	1,368	743
Total accrued liabilities	$43,042	$37,075

Other current liabilities

Other current liabilities is comprised of the following:

	January 1,	December 26,
	2022	2020
Customer deposits	$9,459	$15,177
Current operating lease obligations	3,968	4,470
Income tax payable	6,315	4,109
Accrued professional fees	912	1,184
Other	7,506	3,559
Total other current liabilities	$28,160	$28,499

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	January 1,	December 26,
	2022	2020
Non-current operating lease obligations	$13,754	$16,455
Unrecognized tax benefits (including interest)	7,861	3,812
Deferred revenue	1,693	1,292
Other	5,643	6,153
Total non-current liabilities	$28,951	$27,712

9.	Commitments and Contingencies:

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $20,384 of receivables during the year ended January 1, 2022. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at January 1, 2022.

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended
	January 1, 2022	December 26, 2020
Balance, beginning of the period	$6,485	$6,348
Accruals	11,892	7,707
Warranty liability assumed from Inspectrology acquisition (Note 3)	407	—
Usage	(9,102)	(7,570)
Balance, end of the period	$9,682	$6,485

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material developments with regard to the Company’s pending material legal proceedings.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. The relief sought is the award of damages in an amount to be proven at trial, attorney’s fees and cost as well as other relief the court deems just and proper. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. The relief sought is the award of damages in an amount to be proven at trial including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and cost as well as other relief the court deems just and proper.  Nanometrics’ complaint was later removed by OSI to the Northern District of California. On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint. On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim. Nanometrics’ motion to dismiss was heard on February 28, 2019. On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger. Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019. On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020. On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020. On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend. Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint. On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims. On December 1, 2020, the Northern District of California denied this final motion to dismiss and as a result the Company filed its

Answer in this matter on December 22, 2020. This matter is currently in discovery. The Northern District of California granted a joint stipulation that discovery cutoff is November 1, 2022 and the trial date is set for December 4, 2023. At this time, the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Open and Committed Purchase Orders

As of January 1, 2022, the Company has open and committed purchase orders of $373,638, of which $345,334 is for less than one year.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of January 1, 2022 was approximately $131,402 with an available interest rate of 1.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.
10.	Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended
	January 1, 2022	December 26, 2020
Point-in-time	$749,276	$527,677
Over-time	39,623	28,819
Total revenue	$788,899	$556,496

See Note 15 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily related to service contracts and installation.  For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Consolidated Balance Sheets.  As of January 1, 2022 and December 26, 2022, the Company carried a long-term deferred revenue balance of $1,693 and $1,292, respectively, in “other non-current liabilities” on the Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Year Ended
	January 1, 2022	December 26, 2020
Balance, beginning of the period	$15,627	$15,093
Deferred revenue assumed from Inspectrology acquisition (Note 3)	386	—
Deferral of revenue	69,656	43,398
Recognition of deferred revenue	(53,997)	(42,864)
Balance, ending of the period	$31,672	$15,627

11.	Share-Based Compensation and Employee Benefit Plans:

Share-Based Compensation Plans

The Company’s share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company. The Company settles restricted stock unit awards, employee stock purchase option exercises and stock option exercises with newly issued common shares.

Onto Innovation Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan provides for the grant of 3,744 stock options and other stock awards to employees, directors and consultants at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2020 Plan typically grade vest over a three-year period and expire ten years from the date of grant. Restricted stock units granted under the 2020 Plan typically vest over a three-year period for employees and one year for directors; however, other vesting periods are allowable under the 2020 Plan. Restricted stock units (“RSU”) granted to employees have time based or performance-based vesting.  As of January 1, 2022, there were 3,376 shares of common stock available for issuance pursuant to future grants under the 2020 Plan.

Onto Innovation Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).  Under the terms of the 2020 ESPP, eligible employees may have up to 10 % of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee pays for each share of stock is 85 % of the lesser of the fair market value of Company common stock at the beginning or the end of the applicable six-month purchase period. The 2020 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a compensatory plan as defined by FASB ASC 718, “Stock Compensation.” Through the Company’s employee stock purchase plans, employees purchased 242, 91 and 72 shares during the twelve months ended January 1, 2022, December 26, 2020 and December 31, 2019, respectively.  As of January 1, 2022 and December 26, 2020, there were 1,258 and 1,500, shares available for issuance under the Company’s employee stock purchase plan, respectively.

The following table reflects share-based compensation expense by type of award:

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Share-based compensation expense:
Restricted stock units, including all performance and market based awards	$17,174	$15,780	$10,421
Stock options and employee stock purchase options	2,368	1,882	164
Total share-based compensation	19,542	17,662	10,585
Tax effect on share-based compensation	4,255	3,849	2,283
Net effect on net income	$15,287	$13,813	$8,302
Effect on earnings per share:
Basic	$(0.31)	$(0.28)	$(0.28)
Diluted	$(0.31)	$(0.28)	$(0.28)

Restricted Stock Units

During the fiscal years 2021, 2020, and the 2019 calendar year, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 200% of target. The designated benchmark index was the Philadelphia Semiconductor Sector Index for market-based PRSUs issued in 2021 and 2020.  The designated benchmark was a peer group in 2019. The stock price performance or market price performance is measured using the closing price for the 20-trading days prior to the dates the performance period begins and ends.

The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	639	$24.26
Granted	271	$29.58
Assumed in Merger	598	$31.43
Vested	(366)	$25.69
Forfeited	(35)	$26.44
Nonvested at December 31, 2019	1,107	$28.89
Granted	498	$34.71
Vested	(498)	$29.46
Forfeited	(143)	$29.99
Nonvested at December 26, 2020	964	$31.37
Granted	338	$69.82
Vested	(441)	$30.90
Forfeited	(96)	$42.40
Nonvested at January 1, 2022	765	$48.25

Of the 765 shares outstanding at January 1, 2022, 667 are service-based RSUs and 98 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2021, 2020, and 2019 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $80.04, $47.86, and $21.49, respectively.

 As of January 1, 2022, there was $21,019 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

Stock Options

The Company did not grant any stock options during fiscal years 2021, 2020 and 2019.  As of January 1, 2022, there were 2 stock options outstanding and exercisable with a weighted average exercise price of $15.20, and aggregate intrinsic value of $191 and a contract term that will expire within one year.  The total intrinsic value of the stock options exercised during fiscal years 2021, 2020 and 2019 was $1,365, $420 and $51, respectively.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after-tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary.  Matching contributions to the plan totaled $2,544, $2,315 and $1,317 for the years ended January 1, 2022, December 26, 2020 and December 31, 2019, respectively.
12.	Other Income (Expense), Net:

Other income (expense), net is comprised of the following:

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Foreign currency exchange gains (losses), net	$(2,020)	$(3,070)	$676
Other	132	362	104
Total other income (expense), net	$(1,888)	$(2,708)	$780

13.	Income Taxes:

The components of income tax expense are as follows:

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Current:
Federal	$21,791	$1,466	$(27)
State	1,007	371	88
Foreign	3,153	5,637	1,548
	25,951	7,474	1,609
Deferred:
Federal	(9,475)	(10,355)	(4,730)
State	(540)	(1,036)	506
Foreign	(2,603)	(240)	108
	(12,618)	(11,631)	(4,116)
Total income tax expense (benefit)	$13,333	$(4,157)	$(2,507)

The income before tax is comprised of the following:
	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Domestic operations	$136,143	$(120)	$(7,087)
Foreign operations	$19,539	$26,988	$6,490

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended January 1, 2022, December 26, 2020 and December 31, 2019, to income before provision for income taxes as follows:

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Federal income tax provision (benefit) at statutory rate	$32,693	$5,642	$(125)
State taxes, net of federal effect	1,066	126	113
Foreign taxes, net of federal effect	(3,817)	596	(1,277)
Foreign Derived Intangible Income ("FDII") Deduction	(11,061)	(4,262)	(2,278)
Global Intangible Low-Taxes Income ("GILTI") inclusion	1,721	2,013	1,786
Non-deductible officer's compensation	689	213	826
Research & development tax credit	(3,607)	(4,858)	(2,126)
Tax impact of audit and statue closures	(1,987)	(2,905)	—
Impact of the CARES Act	(732)	(1,141)	—
Other	(1,632)	419	574
Provision (benefit) for income taxes	$13,333	$(4,157)	$(2,507)
Effective tax rate	9%	(16)%	(420)%

Deferred tax assets and liabilities are comprised of the following:

	January 1, 2022	December 26, 2020
Deferred tax assets:
Reserves and accruals	$15,084	$13,874
Deferred revenue	4,729	1,648
Share-based compensation	3,023	2,556
Tax credit carryforward	10,339	10,801
Net operating losses	3,254	4,849
Depreciation and amortization	368	687
Operating lease liabilities	3,575	4,261
Other	2,364	1,877
Gross deferred tax assets	42,736	40,553
Less: valuation allowance	(10,948)	(14,238)
Total deferred tax assets after valuation allowance	31,788	26,315
Deferred tax liabilities:
Depreciation and amortization	(63,554)	(75,608)
Operating lease right of use assets	(3,469)	(3,960)
Other	(224)	(135)
Gross deferred tax liabilities	(67,247)	(79,703)
Net deferred tax liabilities	$(35,459)	$(53,388)

At January 1, 2022 and December 26, 2020, the Company had recorded valuation allowances of $10,948 and $14,238, respectively, on a certain portion of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  The Company maintains a valuation allowance against a portion of its federal, California and foreign deferred tax assets of $3,232, $7,547, and $169, respectively.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.  In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of January 1, 2022, the Company relied primarily on the reversal of deferred tax liabilities as well as projected future taxable income.

At January 1, 2022, the Company had tax effected state and foreign net operating loss carryforwards of $1,732 and $1,522, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates beginning in 2022 through 2037.

At January 1, 2022, the Company had foreign tax credit carryforwards and state research & development credits of $3,232, and $10,672, respectively.  The foreign tax credit is set to expire at various dates beginning at December 31, 2029.  The state research & development credits have no expiration dates.

As of January 1, 2022, the Company has provided U.S. income taxes on all its foreign earnings.  The Company continues to permanently reinvest the cash held offshore to support its working capital needs.  Accordingly, no additional foreign withholding taxes that may be required from certain jurisdictions in the event of a cash distribution have been provided for.

The total amount of unrecognized tax benefits are as follows:

	January 1, 2022	December 26, 2020	December 31, 2019
Balance, beginning of the period	$13,486	$15,143	$5,528
Gross increases—tax positions in prior period	156	347	9,989
Gross decreases—tax positions in prior period	(204)	—	(932)
Gross increases—current-period tax positions	1,193	1,048	558
Closure of audit/statute limitation	(2,258)	(3,052)	—
Balance, end of the period	$12,373	$13,486	$15,143

The unrecognized tax benefits at January 1, 2022 and December 26, 2020 were $12,373 and $13,486, respectively, of which $7,832 and $8,863, respectively, would be reflected as an adjustment to income tax expense if recognized.  The year over year decrease from 2020 to 2021 is primarily due to expiring tax statutes, offset by additional unrecognized tax benefits related to federal tax exposures.  It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended January 1, 2022, December 26, 2020 and December 31, 2019, the Company recognized approximately $(814), $(193) and $236, respectively, in interest and penalties (benefit) expense associated with uncertain tax positions. As of January 1, 2022 and December 26, 2020, the Company had accrued interest and penalties expense included in the table of unrecognized tax benefits of $430 and $1,487, respectively.

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
14.	Accumulated Other Comprehensive Income (Loss):

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale debt securities.  See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on marketable securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$(564)	$(34)	$(598)
Net current period other comprehensive income	5,043	123	5,166
Reclassifications	—	—	—
Balance at December 26, 2020	4,479	89	4,568
Net current period other comprehensive loss	(2,715)	(537)	(3,252)
Reclassifications	—	—	—
Balance at January 1, 2022	$1,764	$(448)	$1,316

15.	Segment Reporting and Geographic Information:

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

The following table lists the different sources of revenue:

	Year Ended
	January 1, 2022		December 26, 2020		December 31, 2019
Systems and software	$669,114	85%	$450,459	80%	$255,723	84%
Parts	72,753	9%	65,444	12%	34,892	11%
Services	47,032	6%	40,593	8%	15,281	5%
Total revenue	$788,899	100%	$556,496	100%	$305,896	100%

 The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Revenue from third parties:
Taiwan	$194,458	$120,959	$66,601
South Korea	160,373	90,193	43,997
China	151,027	125,023	80,017
United States	123,858	81,708	46,717
Europe	64,943	49,697	23,023
Japan	61,186	59,295	29,816
Southeast Asia	33,054	29,621	15,725
Total revenue	$788,899	$556,496	$305,896

The following chart identifies our customers that represented 10% or more of total revenue for each of the last three fiscal years:

	2021	2020	2019
Taiwan Semiconductor Manufacturing Co. Ltd.	18%	14%	13%
Samsung Semiconductor	16%	15%	^
SK Hynix Inc.	^	^	13%
^ The customer accounted for less than 10% of total revenue during the period.

At January 1, 2022, one customer, Taiwan Semiconductor Manufacturing Co. Ltd. accounted for more than 10% of net accounts receivable.  At December 26, 2020, three customers, Samsung Semiconductor, Taiwan Semiconductor Manufacturing Co. Ltd., and SK Hynix Inc., accounted for more than 10% of net accounts receivable.

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

The Company’s basic and diluted earnings per share amounts are as follows:

	January 1, 2022	December 26, 2020	December 31, 2019
Numerator:
Net income	$142,349	$31,025	$1,910
Denominator:
Basic earnings per share - weighted average shares outstanding	49,242	49,136	29,729
Effect of potential dilutive securities:
Restricted stock units, employee stock purchase grants and stock options - dilutive shares	486	339	278
Diluted earnings per share - weighted average shares outstanding	49,728	49,475	30,007
Earnings per share:
Basic	$2.89	$0.63	$0.06
Diluted	$2.86	$0.63	$0.06

17.	Share Repurchase Authorization:

In November 2020, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time. At January 1, 2022, there was $100,000 available for future share repurchases.

The following table summarizes the Company’s stock repurchases:

	Year Ended
	January 1, 2022	December 26, 2020	December 31, 2019
Shares of common stock repurchased	—	1,882	37
Cost of stock repurchased	$—	$52,000	$744
Average price paid per share	$—	$27.62	$19.85

ONTO INNOVATION INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Fiscal Year 2021:
Allowance for credit losses	$784	$955	$—	$436	$1,303
Deferred tax valuation allowance	14,238	(3,290)	—	—	10,948
Fiscal Year 2020:
Allowance for credit losses	$1,247	$327	$—	$790	$784
Deferred tax valuation allowance	14,160	78	—	—	14,238
Allowance for convertible notes receivable	2,000	—	—	2,000	—
Fiscal Year 2019:
Allowance for doubtful accounts	$691	$363	$—	$(193)	$1,247
Deferred tax valuation allowance	3,172	942	10,046	—	14,160
Allowance for convertible notes receivable	—	2,000	—	—	2,000

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Onto Innovation Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 25, 2022

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 25, 2022
Michael P. Plisinski

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
Steven R. Roth

/s/ Leo Berlinghieri	Director	February 25, 2022
Leo Berlinghieri

/s/ Edward J. Brown, Jr.	Director	February 25, 2022
Edward J. Brown Jr.

/s/ David B. Miller	Director	February 25, 2022
David B. Miller

/s/ Karen M. Rogge	Director	February 25, 2022
Karen M. Rogge

/s/ Bruce C. Rhine	Director	February 25, 2022
Bruce C. Rhine

/s/ Christopher A. Seams	Director	February 25, 2022
Christopher A. Seams

/s/ Christine A. Tsingos	Director	February 25, 2022
Christine A. Tsingos