Form 10-Q
period 2022-04-02
ONTO INNOVATION INC.
filed 2022-05-03
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2022

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

The number of outstanding shares of the Registrant’s Common Stock on April 19, 2022 was 49,556,669.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2,	March 27,
	2022	2021
Revenue	$241,350	$169,279
Cost of revenue	110,327	78,810
Gross profit	131,023	90,469
Operating expenses:
Research and development	26,341	21,964
Sales and marketing	15,632	13,104
General and administrative	16,487	15,559
Amortization	13,819	12,357
Total operating expenses	72,279	62,984
Operating income	58,744	27,485
Interest income, net	377	361
Other expense, net	(204)	(1,244)
Income before provision for income taxes	58,917	26,602
Provision for income taxes	5,587	2,489
Net income	$53,330	$24,113
Earnings per share:
Basic	$1.08	$0.49
Diluted	$1.07	$0.49
Weighted average shares outstanding:
Basic	49,437	49,000
Diluted	49,915	49,572

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 2,	March 27,
	2022	2021
Net income	$53,330	$24,113
Other comprehensive loss, net of tax:
Change in net unrealized losses on available-for-sale marketable securities	(3,001)	(131)
Change in currency translation adjustments	(3,612)	(1,899)
Total other comprehensive loss, net of tax	(6,613)	(2,030)
Total comprehensive income	$46,717	$22,083

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 2, 2022	January 2, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$172,463	$169,602
Marketable securities	369,448	341,741
Accounts receivable, less allowance of $1,526 and $1,303	206,695	177,205
Inventories, net	263,008	243,108
Prepaid expenses and other current assets	20,628	16,433
Total current assets	1,032,242	948,089
Property, plant and equipment, net	81,689	82,094
Goodwill	315,811	315,811
Identifiable intangible assets, net	263,512	277,281
Deferred income taxes	4,669	4,822
Other assets	24,484	21,716
Total assets	$1,722,407	$1,649,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,757	$53,345
Accrued liabilities	37,741	43,042
Deferred revenue	36,462	29,979
Other current liabilities	39,719	28,160
Total current liabilities	184,679	154,526
Deferred income taxes	33,396	40,281
Other non-current liabilities	32,011	28,951
Total liabilities	250,086	223,758
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,255,728	1,256,179
Accumulated other comprehensive (loss) income	(5,297)	1,316
Retained earnings	221,841	168,511
Total stockholders’ equity	1,472,321	1,426,055
Total liabilities and stockholders’ equity	$1,722,407	$1,649,813

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2,	March 27,
	2022	2021
Cash flows from operating activities:
Net income	$53,330	$24,113
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	13,819	12,357
Depreciation	2,366	3,618
Share-based compensation	4,832	4,890
Acquired inventory step-up amortization	—	252
Provision for inventory valuation	2,115	2,267
Deferred income taxes	(6,848)	460
Other, net	1,226	1,713
Changes in operating assets and liabilities, net of effects of business acquired	(25,384)	1,329
Net cash and cash equivalents provided by operating activities	45,456	50,999
Cash flows from investing activities:
Purchases of marketable securities	(97,490)	(83,652)
Proceeds from maturities and sales of marketable securities	66,684	53,973
Purchase of business, net of cash acquired	—	(26,795)
Purchases of property, plant and equipment	(2,494)	(3,875)
Net cash and cash equivalents used in investing activities	(33,300)	(60,349)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(5,289)	(2,492)
Payment of contingent consideration for acquired business	(2,287)	—
Issuance of shares through share-based compensation plans	6	3,085
Net cash and cash equivalents used in financing activities	(7,570)	593
Effect of exchange rate changes on cash and cash equivalents	(1,725)	(1,513)
Net increase (decrease) in cash and cash equivalents	2,861	(10,270)
Cash and cash equivalents at beginning of period	169,602	136,720
Cash and cash equivalents at end of period	$172,463	$126,450

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$1,331	$1,799

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055
Net income	—	—	—	—	53,330	53,330
Share-based compensation	—	—	4,832	—	—	4,832
Issuance of shares through share-based compensation plans	184	—	6	—	—	6
Share-based compensation plan withholdings	(46)	—	(5,289)	—	—	(5,289)
Currency translation	—	—	—	(3,612)	—	(3,612)
Unrealized loss on investments	—	—	—	(3,001)	—	(3,001)
Balance at April 2, 2022	49,438	$49	$1,255,728	$(5,297)	$221,841	$1,472,321

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 26, 2020	48,758	$49	$1,233,967	$4,568	$26,162	$1,264,746
Net income	—	—	—	—	24,113	24,113
Share-based compensation	—	—	4,890	—	—	4,890
Issuance of shares through share-based compensation plans	240	—	3,085	—	—	3,085
Share-based compensation plan withholdings	(41)	—	(2,492)	—	—	(2,492)
Currency translation	—	—	—	(1,899)	—	(1,899)
Unrealized loss on investments	—	—	—	(131)	—	(131)
Balance at March 27, 2021	48,957	$49	$1,239,450	$2,538	$50,275	$1,292,312

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31st. Our fiscal year ending December 31, 2022 (“fiscal year 2022”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2022 ended on April 2, 2022, the second quarter ends on July 1, 2022 and the third quarter ends on October 1, 2022. Our fiscal year ended January 1, 2022 was a 53-week fiscal year.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” or “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three months ended April 2, 2022 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.  The accompanying Condensed Consolidated Balance Sheet at January 1, 2022 has been derived from the audited consolidated financial statements included in the 2021 Form 10-K.

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

Adoption of Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 2, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, that are of significance, or potential significance to the Company.

NOTE 2. Business Combination

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

There is potential earnout for up to an additional payment of $5,000 based on fiscal 2022 results.  As of April 2, 2022, the Company has accrued $1,873 for the potential earnout.  Certain payments, including the earnout, are subject to the principals remaining with the Company for a period of one to three years.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at April 2, 2022 and January 1, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 2, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$187,723	$—	$187,723	$—
Asset-backed securities	2,188	—	2,188	—
Certificates of deposit	25,223	—	25,223	—
Commercial paper	79,966	—	79,966	—
Corporate bonds	74,348	—	74,348	—
Total assets	$369,448	$—	$369,448	$—
Liabilities:
Foreign currency forward contracts	$109	$—	$109	$—
Contingent consideration - acquisitions	1,873	—	—	1,873
Total liabilities	$1,982	$—	$109	$1,873

January 1, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$170,980	$—	$170,980	$—
Asset-backed securities	2,009	—	2,009	—
Certificates of deposit	33,192	—	33,192	—
Commercial paper	73,113	—	73,113	—
Corporate bonds	62,447	—	62,447	—
Total assets	$341,741	$—	$341,741	$—
Liabilities:
Foreign currency forward contracts	$26	$—	$26	$—
Total liabilities	$26	$—	$26	$—

Available-for-sale debt securities classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.  The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  Investment prices are obtained from third party pricing providers, which model prices utilizing the above observable inputs, for each asset class.  Level 3 investments consisted of contingent consideration related to an acquisition for which the Company uses revenue projections to value this liability.

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Marketable Securities

At April 2, 2022 and January 1, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
April 2, 2022
Municipal notes and bonds	$189,742	$—	$2,019	$187,723
Asset-backed securities	2,201	—	13	2,188
Certificates of deposit	25,300	1	78	25,223
Commercial paper	80,210	—	244	79,966
Corporate bonds	75,451	—	1,103	74,348
Total marketable securities	$372,904	$1	$3,457	$369,448
January 1, 2022
Municipal notes and bonds	$171,203	$38	$261	$170,980
Asset-backed securities	2,009	—	—	2,009
Certificates of deposit	33,200	2	10	33,192
Commercial paper	73,152	2	41	73,113
Corporate bonds	62,634	29	216	62,447
Total marketable securities	$342,198	$71	$528	$341,741

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at April 2, 2022 and January 1, 2022:

	April 2, 2022		January 1, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$259,879	$258,530	$219,353	$219,211
Due after one through five years	113,025	110,918	122,845	122,530
Due after five years	—	—	—	—
Total marketable securities	$372,904	$369,448	$342,198	$341,741

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at April 2, 2022 and January 1, 2022:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
April 2, 2022
Municipal notes and bonds	$187,811	$2,002	$1,930	$17
Asset-backed securities	2,201	13	—	—
Certificates of deposit	25,300	78	—	—
Commercial paper	80,210	244	—	—
Corporate bonds	72,864	1,021	2,587	82
Total	$368,386	$3,358	$4,517	$99
January 1, 2022
Municipal notes and bonds	$113,790	$262	$—	$—
Certificates of deposit	16,300	10	—	—
Commercial paper	58,681	40	—	—
Corporate bonds	53,661	150	2,587	66
Total	$242,432	$462	$2,587	$66

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At April 2, 2022 and January 1, 2022, these contracts included the future sale of euro, Israeli shekel, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of April 2, 2022 and January 1, 2022 were as follows:

	April 2, 2022	January 1, 2022
Notional amount	$31,866	$32,293
Fair value of liability	$109	$26

NOTE 6. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of April 2, 2022 and January 1, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
April 2, 2022
Finite-lived intangibles:
Developed technology	$378,047	$168,326	$209,721
Customer and distributor relationships	73,321	26,755	46,566
Trademarks and trade names	14,171	6,946	7,225
Total identifiable intangible assets	$465,539	$202,027	$263,512
January 1, 2022
Finite-lived intangibles:
Developed technology	$377,997	$155,976	$222,021
Customer and distributor relationships	73,321	25,608	47,713
Trademarks and trade names	14,171	6,624	7,547
Total identifiable intangible assets	$465,489	$188,208	$277,281

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2022 (remainder)	$41,459
2023	54,804
2024	49,119
2025	32,569
2026	31,376
2027	23,154
Thereafter	31,031
Total	$263,512

NOTE 7. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	April 2, 2022	January 1, 2022
Materials	$171,896	$157,343
Work-in-process	68,905	60,415
Finished goods	22,207	25,350
Total inventories, net	$263,008	$243,108

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	April 2, 2022	January 1, 2022
Machinery and equipment	$51,385	$50,226
Land and building	48,318	48,297
Computer equipment and software	14,441	13,856
Leasehold improvements	13,725	13,710
Furniture and fixtures	2,532	2,534
	130,401	128,623
Accumulated depreciation and amortization	(48,712)	(46,529)
Total property, plant and equipment, net	$81,689	$82,094

Other assets

Other assets is comprised of the following:

	April 2, 2022	January 1, 2022
Operating lease right-of-use assets	$20,197	$17,488
Other	4,287	4,228
Total other assets	$24,484	$21,716

Accrued liabilities

Accrued liabilities is comprised of the following:

	April 2, 2022	January 1, 2022
Payroll and related expenses	$26,483	$32,581
Warranty	9,868	9,093
Other	1,390	1,368
Total accrued liabilities	$37,741	$43,042

Other current liabilities

Other current liabilities is comprised of the following:

	April 2, 2022	January 1, 2022
Customer deposits	$10,353	$9,459
Current operating lease obligations	4,791	3,968
Income tax payable	16,952	6,315
Accrued professional fees	1,360	912
Other	6,263	7,506
Total other current liabilities	$39,719	$28,160

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	April 2, 2022	January 1, 2022
Non-current operating lease obligations	$16,144	$13,754
Unrecognized tax benefits (including interest)	8,028	7,861
Deferred revenue	2,137	1,693
Other	5,702	5,643
Total other non-current liabilities	$32,011	$28,951

NOTE 8. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $8,755 of receivables during the three months ended April 2, 2022. These receivables were not included in the Condensed Consolidated Balance Sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at April 2, 2022.

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Balance, beginning of the period	$9,682	$6,485
Accruals	3,619	2,652
Warranty liability assumed in acquisition	—	407
Usage	(2,726)	(2,039)
Balance, end of the period	$10,575	$7,505

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

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. The relief sought is the award of damages in an amount to be proven at trial, attorney’s fees and cost as well as other relief the court deems just and proper. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. The relief sought is the award of damages in an amount to be proven at trial including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and cost as well as other relief the court deems just and proper.  Nanometrics’ complaint was later removed by OSI to the Northern District of California. On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint. On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim. Nanometrics’ motion to dismiss was heard on February 28, 2019. On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger. Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019. On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020. On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020. On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend. Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint. On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims. On December 1, 2020, the Northern District of California denied this final motion to dismiss and as a result the Company filed its Answer in this matter on December 22, 2020. This matter is currently in discovery. The Northern District of California granted a joint stipulation that the discovery cutoff is November 1, 2022 and the trial date is set for December 4, 2023. At this time, the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of April 2, 2022 was approximately $128.7 million with an available interest rate of 2.0%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Point-in-time	$229,970	$161,161
Over-time	11,380	8,118
Total revenue	$241,350	$169,279

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily related to service contracts and installation.  For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets.  As of April 2, 2022 and January 1, 2022, the Company carried a long-term deferred revenue balance of $2,137 and $1,693, respectively, in other non-current liabilities on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Balance, beginning of the period	$31,672	$15,626
Deferred revenue assumed in acquisition	—	385
Deferral of revenue	23,500	19,232
Recognition of deferred revenue	(16,573)	(12,814)
Balance, end of the period	$38,599	$22,429

NOTE 10. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the three months ended April 2, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	765	$48.25
Granted	120	$89.15
Vested	(175)	$49.56
Forfeited	(30)	$51.59
Nonvested at September 25, 2021	680	$54.99

Of the 680 nonvested shares outstanding at April 2, 2022, 581 are service-based RSUs and 99 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2022 and 2021 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $85.49 and $80.04, respectively.

As of April 2, 2022 and January 1 2022, there was $25,196 and $21,019 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.4 years and 1.5 years for April 2, 2022 and January 1, 2022, respectively.

NOTE 11. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Foreign currency exchange losses, net	$(214)	$(1,271)
Other	10	27
Total other expense, net	$(204)	$(1,244)

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Income before income taxes	$58,917	$26,602
Provision for income taxes	$5,587	$2,489
Effective tax rate	9%	9%

The income tax provision for the three months ended April 2, 2022 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The income tax provision in the 2022 period reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021.  The increase in the Company’s income tax provision for the three months ended April 2, 2022 as compared to the three months ended March 27, 2021 is primarily due to an increase in quarterly earnings, offset by an increase in the Foreign Derived Intangible Income (“FDII”) deduction, and an increase in the excess tax benefit associated with equity compensation.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $10,948 for both April 2, 2022 and January 1, 2022.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Numerator:
Net income	$53,330	$24,113
Denominator:
Basic earnings per share - weighted average shares outstanding	49,437	49,000
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	478	572
Diluted earnings per share - weighted average shares outstanding	49,915	49,572
Earnings per share:
Basic	$1.08	$0.49
Diluted	$1.07	$0.49

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, at April 2, 2022, as well as the activity for the three months ended April 2, 2022, were as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale marketable securities	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$1,764	$(448)	$1,316
Net current period other comprehensive loss	(3,612)	(3,001)	(6,613)
Reclassifications	—	—	—
Balance at April 2, 2022	$(1,848)	$(3,449)	$(5,297)

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

The following table lists the different sources of revenue:

	Three Months Ended
	April 2,		March 27,
	2022		2021
Systems and software	$209,383	87%	$141,509	84%
Parts	19,857	8%	17,418	10%
Services	12,110	5%	10,352	6%
Total revenue	$241,350	100%	$169,279	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Revenue from third parties:
China	$63,394	$25,779
South Korea	61,135	50,530
Taiwan	53,392	36,293
United States	26,801	25,480
Europe	18,428	17,385
Southeast Asia	9,225	5,947
Japan	8,975	7,865
Total revenue	$241,350	$169,279

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Three Months Ended
	April 2,	March 27,
	2022	2021
SK Hynix Inc.	19%	12%
Taiwan Semiconductor Manufacturing Co. Ltd.	16%	13%
Samsung Semiconductor	10%	25%

NOTE 16. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired.  No shares were purchased in the three months ended April 2, 2022.  At April 2, 2022, there was $100 million available for future share repurchases under this share repurchase authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”), or incorporated by reference in this Form 10-Q, of Onto Innovation Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”) may be considered “forward-looking statements” or may be based on “forward-looking statements,” including, but not limited to, those concerning:

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

Statements contained or incorporated by reference in this Form 10-Q that are not purely historical are forward-looking statements and are subject to safe harbors under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions, such as those identified in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q. Actual results may differ materially and adversely from those included in such forward-looking statements. Forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

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

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission on February 25, 2022 in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and provide a fair presentation of our financial position and results of operations. There have been no material changes in our critical accounting policies and estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2021 Form 10-K.

For more information, please see our critical accounting policies and estimates as previously disclosed in our 2021 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

Our principal market is semiconductor capital equipment.  Semiconductors packaged as integrated circuits, or “chips,” are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems.  Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	April 2,	January 1,	March 27,
	2022	2022	2021
Revenue	$241,350	$225,644	$169,279
Gross profit	$131,023	$123,803	$90,469
Gross profit as a percent of revenue	54%	55%	53%
Total operating expenses	$72,279	$73,948	$62,984
Net income	$53,330	$46,737	$24,113
Diluted earnings per share	$1.07	$0.94	$0.49

•

In the fiscal quarter ended April 2, 2022 (the “April 2022 quarter”), revenue increased 7.0% compared to the fiscal quarter ended January 1, 2022 (the “January 2022 quarter”), primarily due to an increase in sales to memory customers for advanced nodes applications, partially offset by a decline in sales to specialty device advanced packaging customers.

•	Gross margin as a percentage of revenue in the April 2022 quarter compared to the January 2022 quarter decreased primarily due to higher freight and logistics costs in the April 2022 quarter.

Our cash, cash equivalents and marketable securities balance increased to $541.9 million at the end of the April 2022 quarter compared to $511.3 million at the end of the January 2022 quarter. This increase was primarily the result of $43.2 million of cash generated from operating activities. This source of cash was partially offset by net cash of $2.5 million used for capital expenditures. Employee headcount as of April 2, 2022 was approximately 1,446.

Key Events

Impact of the COVID-19 Pandemic on Our Business. As of May 3, 2022, our operations have been impacted by our pandemic response, as described below, given the global nature of our workforce and our operations.  The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread.

We have prioritized the health and safety of our employees and customers in our pandemic response. As governmental authorities implement restrictions on commercial operations, we have continued to ensure compliance with these directives while also maintaining business continuity for our essential operations. We have a global workforce.  Although our manufacturing facilities are in the United States, we maintain offices and have employees in the United States, South Korea, Japan, Taiwan, China, Singapore and Europe. Our operations at these offices are subject to various governmental directives and, as a result thereof, we have instituted a work-from-home policy for these employees to the extent practical.  Where our essential employees are required to continue to report to work to perform their responsibilities, we have implemented staggered shifts or otherwise adjusted work schedules to maximize our operating capacity while adhering to applicable restrictions, including recommended distancing between persons.  We have also provided our essential employees with appropriate protective equipment and have enhanced and increased cleanings at our facilities. At this time, we have not experienced any reduction in productivity, though we have incurred certain costs related to the implementation of these policies and practices.  In addition, we have enhanced our email screening and cyber monitoring of our devices to further support our work-from-home policy.  As certain countries have relaxed restrictions over the past few months, we have restarted certain activities in accordance with local guidelines.  We may take further actions that we determine to be in the best interests of our employees or as may be required by federal, state, or local authorities.

To date, the COVID-19 pandemic has disrupted the way that we conduct business but has not had a material adverse impact on our operations.  We have not experienced significant delays in customer deliveries, but we are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions.  Demand for our products was consistent with or exceeded our expectations for the first quarter of fiscal 2022.  However, further disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 may pose risks to our business, results of operations and financial condition.  In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking appropriate precautionary measures to provide a safe work environment for our employees and customers.

The full extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the severity of newly identified strains of COVID-19, the actions taken to contain or mitigate its impact, such as the extent of restrictions on gatherings and travel, the impact on governmental programs and budgets, the development, administration, efficacy and public utilization of treatments and vaccines, and the resumption of widespread economic activity, and the pace of recovery, including with respect to supply chain shortage. Trade tensions between the United States and China may escalate as a result of COVID-19 or otherwise and could result in the imposition of additional tariffs, trade restrictions or policy changes, any of which could increase costs of our product components and pricing of, and consumer demand for, our products, which could have a negative effect on our results of operations.

Although the inherent uncertainty of the ongoing crisis makes it difficult to predict with any confidence the likely impact on our future operations, the COVID-19 pandemic could have a material adverse impact on our consolidated business, results of operations and financial condition.

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic, see Part II, Item 1A – Risk Factors of this Form 10-Q, Part I, Item 1A – Risk Factors of our 2021 Form 10-K.

Results of Operations for the Three Months Ended April 2, 2022 and March 27, 2021

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $241.3 million increased 42.6% for the three months ended April 2, 2022 as compared to the same period in 2021, in which revenue totaled $169.3 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended
	April 2,		March 27,
	2022		2021
Systems and software	$209,383	87%	$141,509	84%
Parts	19,857	8%	17,418	10%
Services	12,110	5%	10,352	6%
Total revenue	$241,350	100%	$169,279	100%

Total systems and software revenue increased $67.9 million for the three months ended April 2, 2022 as compared to the three months ended March 27, 2021 primarily due to an increase of units shipped in our metrology and inspection product lines. The year-over-year increase in parts and services revenue in absolute dollars from the three months ended April 2, 2022 to the three months ended March 27, 2021 was primarily due to servicing a larger installed base.  Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will likely continue to be affected by a variety of factors, manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $131.0 million and $90.5 million for the three months ended April 2, 2022 and March 27, 2021, respectively.  Our gross profit represented 54.3% and 53.4% of our revenue for the three months ended April 2, 2022 and March 27, 2021, respectively.  The increase in gross profit as a percentage of revenue for the three months ended April 2, 2022, as compared to the three months ended March 27, 2021, is primarily due to an increase in sales volume and favorable changes in product mix, partially offset by higher freight and logistics costs, and higher personnel cost due to an increase in headcount to provide manufacturing capacity requirements.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $26.3 million and $22.0 million for the three months ended April 2, 2022 and March 27, 2021, respectively.  The year-over-year dollar increase for the three-month period ended April 2, 2022 as compared to the three-month period ended March 27, 2021 was primarily due to increased compensation costs from additional headcount, as well as annual merit and promotion increases, and increased consulting, outside service and material expenses for new product initiatives.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses.  Our sales and marketing expenses were $15.6 million and $13.1 million for the three months ended April 2, 2022 and March 27, 2021, respectively.  The year-over-year increase in sales and marketing expenses for the three-month period ended April 2, 2022 as compared to the three-month period ended March 27, 2021 was primarily due to increased compensation costs and increased travel related expenses as pandemic travel restrictions were lifted.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $16.5 million and $15.6 million for the three months ended April 2, 2022 and March 27, 2021, respectively.  The year-over-year increase in general and administrative expenses for the three-month period ended April 2, 2022 as compared to the three-month period ended March 27, 2021 was primarily due to increased compensation costs and increased litigation expenses.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $13.8 million and $12.4 million for the three months ended April 2, 2022 and March 27, 2021, respectively.  The year-over-year increase in amortization expense for the three-month period ended April 2, 2022 as compared to the three-month period ended March 27, 2021 was primarily due to in-process research and development becoming classified as a finite-lived intangible asset and amortization commencing in the second half of 2021.

Interest income, net.  Net interest income was $0.4 million for both the three months ended April 2, 2022 and March 27, 2021.

Other expense, net.  Net other expense was $0.2 million and $1.2 million for the three months ended April 2, 2022 and March 27, 2021, respectively.  The decrease in other expense, net for the three months ended April 2, 2022 as compared to the three months ended March 27, 2021 was primarily due to lower foreign exchange losses during the 2022 period.

Income Taxes. We recorded an income tax provision of $5.6 million and $2.5 million for the three months ended April 2, 2022 and March 27, 2021, respectively.  Our effective tax rate of 9% differs from the statutory rate of 21% for the three months ended April 2, 2022 primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation.  Our effective tax rate of 9% differs from the statutory rate of 21% for the three months ended March 27, 2021, primarily due to (i) foreign and research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

Our future effective income tax rate depends on various factors, such as possible changes in tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

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

Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. While the capitalization requirement has a negative impact on our cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate.  Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If it is delayed, these effective tax rate benefits will not be realized in the current year.  Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

At April 2, 2022, we had $541.9 million of cash, cash equivalents and marketable securities and $847.6 million in working capital.  At January 1, 2022, we had $511.3 million of cash, cash equivalents and marketable securities and $793.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the three months ended April 2, 2022 and March 27, 2021 were $45.5 million and $51.0 million, respectively.

•

The net cash and cash equivalents provided by operating activities during the three months ended April 2, 2022 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $70.8 million, partially offset by a decrease in cash provided from operating assets and liabilities of $25.4 million, primarily due to increases in inventories and accounts receivable.

•

The net cash and cash equivalents provided by operating activities during the three months ended March 27, 2021 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $49.7 million and an increase in cash provided from operating assets and liabilities of $1.3 million.

Net cash and cash equivalents used in investing activities for the three months ended April 2, 2022 and March 27, 2021 were $33.3 million and $60.3 million, respectively.

•

During the three months ended April 2, 2022, net cash and cash equivalents used in investing activities included purchases of marketable securities of $97.5 million and capital expenditures of $2.5 million, partially offset by proceeds from sales of marketable securities of $66.7 million.

•

During the three months ended March 27, 2021, net cash used in investing activities included purchases of marketable securities of $83.7 million, purchase of a business of $26.8 million and capital expenditures of $3.9 million, partially offset by proceeds from sales of marketable securities of $54.0 million.

Net cash and cash equivalents used in financing activities for the three months ended April 2, 2022 were $7.6 million. Financing activities provided net cash and cash equivalents during the three months ended March 27, 2021 of $0.6 million.

•

During the three months ended April 2, 2022, financing activities used cash to primarily pay taxes related to shares withheld for share-based compensation plans of $5.3 million and pay contingent consideration for acquired business of $2.3 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.6 million.

•

During the three months ended March 27, 2021, financing activities provided cash from proceeds from sales of shares through share-based compensation plans of $3.1 million, partially offset by tax payments related to shares withheld for share-based compensation plans of $2.5 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock. In the first quarter of 2021, the Company acquired Inspectrology, LLC for $24.0 million in cash and an earnout subject to the achievement of certain revenue targets earned for fiscal 2021 through 2022.  The earnout achieved for fiscal 2021 was $2.3 million and was paid in the first half of fiscal 2022.  There is potential earnout for up to an additional payment of $5.0 million depending on fiscal 2022 results.  As of April 2, 2022, we have accrued $1.9 million for the potential earnout.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At April 2, 2022, there was $100 million available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of April 2, 2022, the available line of credit was approximately $128.7 million with an available interest rate of 2.0%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. In addition, although the ultimate impact of the COVID-19 pandemic and its effects on economic conditions and the global supply chain on our future results remains uncertain, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. Market conditions due to the COVID-19 pandemic or other factors may have an impact on our ability to access such additional funding. Our borrowing capacity under our existing line of credit is tied to the value of eligible securities held at the time of borrowing, which may be negatively impacted by market conditions due to COVID-19 and government responses thereto or other factors. In addition, a reduction in or volatility with respect to our stock price or a general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2021 Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of April 2, 2022. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 2, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the fact that most of our employees responsible for financial reporting are working remotely or on a hybrid schedule during the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

•	Tariffs and other market barriers have impacted and may continue to impact our competitiveness with non-U.S. customers, which may adversely affect our results of operations.
•	Political and economic instability may result in reduced demand for our products.
•	Natural disasters, changes in climate and geo-political events, such as the Russia-Ukraine conflict, could materially adversely affect our worldwide operations (or those of our business partners).
•	We may face difficulties in staffing and managing foreign branch operations due to political tensions or cultural differences.
•	Currency fluctuations may impact our international sales or expose us to exchange rate risk.
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

Natural disasters, changes in climate and geo-political events, such as the Russia-Ukraine conflict, could materially adversely affect our worldwide operations (or those of our business partners).

The occurrence of one or more natural disasters such as hurricanes, tropical storms, fires, cyclones, earthquakes, tsunamis, flooding, typhoons, volcanic eruptions and weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, may disrupt manufacturing or other operations. For example, our Milpitas operations are located near major earthquake fault lines in California. There may also be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.  We have no operations in Russia, Belarus or Ukraine and do not have significant customers or suppliers in any of those countries.  Consequently, to date, our operations have not been materially adversely affected by Russia’s invasion of Ukraine.  However, if the Russia-Ukraine conflict escalates and/or the U.S. and other jurisdictions impose additional sanctions on Russia and its supporters, there could be a disruption to the global economy and/or supply chains that could adversely affect our business. For example, components used in certain of our products use raw materials that are sourced from Russia and Ukraine; if supply of those materials is disrupted it could adversely impact our ability manufacture and sell those products, which could adversely affect our results of operations.

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. The requirement will reduce our cash flows for 2022, unless repealed.  In addition, recent proposals to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax could have a negative impact on our tax position depending upon the terms of the final enacted legislation. Based on the nature of the uncertainties around specific legislation to be enacted, we have not quantified the impact of this risk.  Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At April 2, 2022, there was $100 million available for future share repurchases.  For further information, see Note 16, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three months ended April 2, 2022, we withheld 60 thousand shares through net share settlements.  For the three months period ended April 2, 2022, net share settlements cost $5.3 million. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended April 2, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 2, 2022 - February 2, 2022	—	$—	—	$100,000
February 3, 2022 - March 2, 2022	46	$89.84	—	$100,000
March 3, 2022 - April 2, 2022	14	$84.84	—	$100,000
Three months ended April 2, 2022	60	$88.76	—

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

10.1*+	Offer Letter to Yoon Ah E. Oh, dated October 4, 2021, by and between Yoon Ah E. Oh and Onto Innovation Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

**Furnished herewith.

+Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	May 3, 2022	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 3, 2022	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer