Form 10-Q
period 2022-07-02
ONTO INNOVATION INC.
filed 2022-08-09
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2022

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

The number of outstanding shares of the Registrant’s Common Stock on July 19, 2022 was 49,680,837.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Revenue	$256,310	$193,387	$497,660	$362,666
Cost of revenue	124,183	87,931	234,510	166,741
Gross profit	132,127	105,456	263,150	195,925
Operating expenses:
Research and development	25,637	25,507	51,978	47,471
Sales and marketing	16,913	15,429	32,545	28,533
General and administrative	18,306	16,255	34,793	31,814
Amortization	13,820	12,324	27,639	24,681
Total operating expenses	74,676	69,515	146,955	132,499
Operating income	57,451	35,941	116,195	63,426
Interest income, net	661	304	1,038	665
Other expense, net	(859)	(289)	(1,063)	(1,533)
Income before provision for income taxes	57,253	35,956	116,170	62,558
Provision for income taxes	5,678	905	11,265	3,394
Net income	$51,575	$35,051	$104,905	$59,164
Earnings per share:
Basic	$1.04	$0.71	$2.12	$1.20
Diluted	$1.03	$0.71	$2.10	$1.19
Weighted average shares outstanding:
Basic	49,617	49,193	49,525	49,105
Diluted	49,907	49,701	49,909	49,645

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Net income	$51,575	$35,051	$104,905	$59,164
Other comprehensive loss, net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	552	(567)	(2,449)	(698)
Change in currency translation adjustments	(5,934)	537	(9,546)	(1,362)
Total other comprehensive loss, net of tax	(5,382)	(30)	(11,995)	(2,060)
Total comprehensive income	$46,193	$35,021	$92,910	$57,104

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 2, 2022	January 1, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$180,175	$169,602
Marketable securities	364,825	341,741
Accounts receivable, less allowance of $1,439 and $1,303	234,731	177,205
Inventories, net	280,613	243,108
Prepaid expenses and other current assets	25,287	16,433
Total current assets	1,085,631	948,089
Property, plant and equipment, net	82,986	82,094
Goodwill	315,811	315,811
Identifiable intangible assets, net	249,742	277,281
Deferred income taxes	4,461	4,822
Other assets	22,829	21,716
Total assets	$1,761,460	$1,649,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,248	$53,345
Accrued liabilities	38,957	43,042
Deferred revenue	32,121	29,979
Other current liabilities	33,341	28,160
Total current liabilities	176,667	154,526
Deferred income taxes	25,422	40,281
Other non-current liabilities	31,428	28,951
Total liabilities	233,517	223,758
Commitments and contingencies
Stockholders’ equity:
Common stock	50	49
Additional paid-in capital	1,265,156	1,256,179
Accumulated other comprehensive (loss) income	(10,679)	1,316
Retained earnings	273,416	168,511
Total stockholders’ equity	1,527,943	1,426,055
Total liabilities and stockholders’ equity	$1,761,460	$1,649,813

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2,	June 26,
	2022	2021
Cash flows from operating activities:
Net income	$104,905	$59,164
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	27,639	24,681
Depreciation	4,666	7,484
Share-based compensation	12,815	10,997
Acquired inventory step-up amortization	—	252
Provision for inventory valuation	4,494	3,706
Deferred income taxes	(13,962)	—
Other, net	2,415	1,892
Changes in operating assets and liabilities, net of effects of business acquired	(87,584)	(31,748)
Net cash and cash equivalents provided by operating activities	55,388	76,428
Cash flows from investing activities:
Purchases of marketable securities	(174,730)	(142,072)
Proceeds from maturities and sales of marketable securities	148,426	102,027
Purchase of business, net of cash acquired	—	(26,795)
Purchases of property, plant and equipment	(6,902)	(9,558)
Net cash and cash equivalents used in investing activities	(33,206)	(76,398)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(8,337)	(6,499)
Payment of contingent consideration for acquired business	(2,287)	—
Issuance of shares through share-based compensation plans	4,499	3,215
Net cash and cash equivalents used in financing activities	(6,125)	(3,284)
Effect of exchange rate changes on cash and cash equivalents	(5,484)	752
Net increase (decrease) in cash and cash equivalents	10,573	(2,502)
Cash and cash equivalents at beginning of period	169,602	136,720
Cash and cash equivalents at end of period	$180,175	$134,218

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$32,945	$4,980

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055
Net income	—	—	—	—	53,330	53,330
Share-based compensation	—	—	4,832	—	—	4,832
Issuance of shares through share-based compensation plans	184	—	6	—	—	6
Share-based compensation plan withholdings	(46)	—	(5,289)	—	—	(5,289)
Currency translation	—	—	—	(3,612)	—	(3,612)
Unrealized loss on investments	—	—	—	(3,001)	—	(3,001)
Balance at April 2, 2022	49,438	$49	$1,255,728	$(5,297)	$221,841	$1,472,321
Net income	—	—	—	—	51,575	51,575
Share-based compensation	—	—	7,983	—	—	7,983
Issuance of shares through share-based compensation plans, net	219	1	4,493	—	—	4,494
Share-based compensation plan withholdings	(53)	—	(3,048)	—	—	(3,048)
Currency translation	—	—	—	(5,934)	—	(5,934)
Unrealized gain on investments	—	—	—	552	—	552
Balance at July 2, 2022	49,604	$50	$1,265,156	$(10,679)	$273,416	$1,527,943

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 26, 2020	48,758	$49	$1,233,967	$4,568	$26,162	$1,264,746
Net income	—	—	—	—	24,113	24,113
Share-based compensation	—	—	4,890	—	—	4,890
Issuance of shares through share-based compensation plans	240	—	3,085	—	—	3,085
Share-based compensation plan withholdings	(41)	—	(2,492)	—	—	(2,492)
Currency translation	—	—	—	(1,899)	—	(1,899)
Unrealized loss on investments	—	—	—	(131)	—	(131)
Balance at March 27, 2021	48,957	$49	$1,239,450	$2,538	$50,275	$1,292,312
Net income	—	—	—	—	35,051	35,051
Share-based compensation	—	—	6,107	—	—	6,107
Issuance of shares through share-based compensation plans, net	288	—	130	—	—	130
Share-based compensation plan withholdings	(56)	—	(4,007)	—	—	(4,007)
Currency translation	—	—	—	537	—	537
Unrealized loss on investments	—	—	—	(567)	—	(567)
Balance at June 26, 2021	49,189	$49	$1,241,680	$2,508	$85,326	$1,329,563

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” or “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and six months ended July 2, 2022 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.  The accompanying Condensed Consolidated Balance Sheet at January 1, 2022 has been derived from the audited consolidated financial statements included in the 2021 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31st. Our fiscal year ending December 31, 2022 (“fiscal year 2022”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2022 ended on April 2, 2022, the second quarter ended on July 2, 2022 and the third quarter ends on October 1, 2022. Our fiscal year ended January 1, 2022 was a 53-week fiscal year.

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

Adoption of Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 2, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, that are of significance, or potential significance to the Company.

NOTE 2. Business Combination

Inspectrology, LLC

During the first quarter of 2021, the Company acquired Inspectrology, LLC (“Inspectrology”), a supplier of overlay metrology for controlling lithography and etch processes in the compound semiconductor market, for $24,015 in cash and an earnout subject to achievement of certain revenue targets earned for fiscal year 2021 and fiscal year 2022. As of January 1, 2022, $2,287 of the earnout has been achieved and was recorded in operating expenses.

There is potential earnout for up to an additional payment of $5,000 based on fiscal year 2022 results.  As of July 2, 2022, the Company has accrued $2,178 for the potential earnout.  Certain payments, including the earnout, are subject to the principals remaining with the Company for a period of one to three years.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at July 2, 2022 and January 1, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 2, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$178,365	$—	$178,365	$—
Asset-backed securities	1,910	—	1,910	—
Certificates of deposit	27,110	—	27,110	—
Commercial paper	89,716	—	89,716	—
Corporate bonds	67,724	—	67,724	—
Total assets	$364,825	$—	$364,825	$—
Liabilities:
Foreign currency forward contracts	$157	$—	$157	$—
Contingent consideration - acquisitions	2,178	—	—	2,178
Total liabilities	$2,335	$—	$157	$2,178

January 1, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$170,980	$—	$170,980	$—
Asset-backed securities	2,009	—	2,009	—
Certificates of deposit	33,192	—	33,192	—
Commercial paper	73,113	—	73,113	—
Corporate bonds	62,447	—	62,447	—
Total assets	$341,741	$—	$341,741	$—
Liabilities:
Foreign currency forward contracts	$26	$—	$26	$—
Total liabilities	$26	$—	$26	$—

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

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Marketable Securities

At July 2, 2022 and January 1, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
July 2, 2022
Municipal notes and bonds	$180,552	$28	$2,215	$178,365
Asset-backed securities	1,939	—	29	1,910
Certificates of deposit	27,200	—	90	27,110
Commercial paper	89,920	5	209	89,716
Corporate bonds	68,798	—	1,074	67,724
Total marketable securities	$368,409	$33	$3,617	$364,825
January 1, 2022
Municipal notes and bonds	$171,203	$38	$261	$170,980
Asset-backed securities	2,009	—	—	2,009
Certificates of deposit	33,200	2	10	33,192
Commercial paper	73,152	2	41	73,113
Corporate bonds	62,634	29	216	62,447
Total marketable securities	$342,198	$71	$528	$341,741

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at July 2, 2022 and January 1, 2022:

	July 2, 2022		January 1, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$286,174	$284,096	$219,353	$219,211
Due after one through five years	82,235	80,729	122,845	122,530
Due after five years	—	—	—	—
Total marketable securities	$368,409	$364,825	$342,198	$341,741

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale.  The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”  Gross realized gains and losses on available-for-sale securities are included in “Other expense (income)” on the Condensed Consolidated Statements of Operations and were not material during the three and six months ended July 2, 2022 and January 1, 2022. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at July 2, 2022 and January 1, 2022 are temporary in nature.  The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors.  Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at July 2, 2022 and January 1, 2022:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
July 2, 2022
Municipal notes and bonds	$173,915	$2,120	$6,636	$95
Asset-backed securities	1,939	29	—	—
Certificates of deposit	27,200	90	—	—
Commercial paper	89,920	209	—	—
Corporate bonds	66,653	1,028	2,145	46
Total	$359,627	$3,476	$8,781	$141
January 1, 2022
Municipal notes and bonds	$113,790	$262	$—	$—
Certificates of deposit	16,300	10	—	—
Commercial paper	58,681	40	—	—
Corporate bonds	53,661	150	2,587	66
Total	$242,432	$462	$2,587	$66

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At July 2, 2022 and January 1, 2022, these contracts included the future sale of euro, Israeli shekel, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of July 2, 2022 and January 1, 2022 were as follows:

	July 2, 2022	January 1, 2022
Notional amount	$28,013	$32,293
Fair value of liability	$157	$26

NOTE 6. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of July 2, 2022 and January 1, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
July 2, 2022
Finite-lived intangibles:
Developed technology	$378,097	$180,678	$197,419
Customer and distributor relationships	73,321	27,902	45,419
Trademarks and trade names	14,171	7,267	6,904
Total identifiable intangible assets	$465,589	$215,847	$249,742
January 1, 2022
Finite-lived intangibles:
Developed technology	$377,997	$155,976	$222,021
Customer and distributor relationships	73,321	25,608	47,713
Trademarks and trade names	14,171	6,624	7,547
Total identifiable intangible assets	$465,489	$188,208	$277,281

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2022 (remainder)	$27,642
2023	54,810
2024	49,125
2025	32,575
2026	31,382
2027	23,160
Thereafter	31,048
Total	$249,742

NOTE 7. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	July 2, 2022	January 1, 2022
Materials	$187,723	$157,343
Work-in-process	70,330	60,415
Finished goods	22,560	25,350
Total inventories, net	$280,613	$243,108

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	July 2, 2022	January 1, 2022
Machinery and equipment	$52,534	$50,226
Land and building	48,534	48,297
Computer equipment and software	14,650	13,856
Leasehold improvements	14,250	13,710
Furniture and fixtures	2,599	2,534
	132,567	128,623
Accumulated depreciation and amortization	(49,581)	(46,529)
Total property, plant and equipment, net	$82,986	$82,094

Other assets

Other assets is comprised of the following:

	July 2, 2022	January 1, 2022
Operating lease right-of-use assets	$18,481	$17,488
Other	4,348	4,228
Total other assets	$22,829	$21,716

Accrued liabilities

Accrued liabilities is comprised of the following:

	July 2, 2022	January 1, 2022
Payroll and related expenses	$27,115	$32,581
Warranty	10,537	9,093
Other	1,305	1,368
Total accrued liabilities	$38,957	$43,042

Other current liabilities

Other current liabilities is comprised of the following:

	July 2, 2022	January 1, 2022
Customer deposits	$18,139	$9,459
Current operating lease obligations	4,566	3,968
Income tax payable	1,376	6,315
Accrued professional fees	1,533	912
Other	7,727	7,506
Total other current liabilities	$33,341	$28,160

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	July 2, 2022	January 1, 2022
Non-current operating lease obligations	$15,059	$13,754
Unrecognized tax benefits (including interest)	8,254	7,861
Deferred revenue	2,310	1,693
Other	5,805	5,643
Total other non-current liabilities	$31,428	$28,951

NOTE 8. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $16,710 of receivables during the six months ended July 2, 2022. These receivables were not included in the Condensed Consolidated Balance Sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at July 2, 2022.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended
	July 2,	June 26,
	2022	2021
Balance, beginning of the period	$9,682	$6,485
Accruals	7,392	3,560
Warranty liability assumed in acquisition	—	407
Usage	(5,859)	(2,229)
Balance, end of the period	$11,215	$8,223

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

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. The relief sought is the award of damages in an amount to be proven at trial, attorney’s fees and cost as well as other relief the court deems just and proper. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. The relief sought is the award of damages in an amount to be proven at trial including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and cost as well as other relief the court deems just and proper.  Nanometrics’ complaint was later removed by OSI to the Northern District of California. On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint. On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim. Nanometrics’ motion to dismiss was heard on February 28, 2019. On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the merger between Nanometrics and Rudolph Technologies, Inc. Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019. On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020. On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020. On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend. Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint. On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims. On December 1, 2020, the Northern District of California denied this final motion to dismiss and as a result the Company filed its Answer in this matter on December 22, 2020. This matter is currently in discovery. The Northern District of California granted a joint stipulation that the discovery cutoff is January 12, 2023 and the trial date is set for December 4, 2023. At this time, the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of July 2, 2022 was approximately $125.2 million with an available interest rate of 3.3%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Point-in-time	$244,466	$182,133	$474,436	$343,294
Over-time	11,844	11,254	23,224	19,372
Total revenue	$256,310	$193,387	$497,660	$362,666

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily related to service contracts and installation.  For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets.  As of July 2, 2022 and January 1, 2022, the Company carried a long-term deferred revenue balance of $2,310 and $1,693, respectively, in other non-current liabilities on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Balance, beginning of the period	$38,599	$22,429	$31,672	$15,626
Deferred revenue assumed in acquisition	—	—	—	386
Deferral of revenue	21,557	15,117	45,057	34,348
Recognition of deferred revenue	(25,725)	(14,640)	(42,298)	(27,454)
Balance, end of the period	$34,431	$22,906	$34,431	$22,906

NOTE 10. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the six months ended July 2, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	765	$48.25
Granted	373	$83.74
Vested	(345)	$41.86
Forfeited	(47)	$55.19
Nonvested at July 2, 2022	746	$68.52

Of the 746 nonvested shares outstanding at July 2, 2022, 647 are service-based RSUs and 99 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2022 and 2021 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $85.49 and $80.04, respectively.

As of July 2, 2022 and January 1 2022, there was $37,531 and $21,019 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.9 years and 1.5 years for July 2, 2022 and January 1, 2022, respectively.

NOTE 11. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Foreign currency exchange losses, net	$(811)	$(328)	$(1,025)	$(1,599)
Other	(48)	39	(38)	66
Total other expense, net	$(859)	$(289)	$(1,063)	$(1,533)

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Income before income taxes	$57,253	$35,956	$116,170	$62,558
Provision for income taxes	$5,678	$905	$11,265	$3,394
Effective tax rate	10%	3%	10%	5%

The income tax provision for the three and six months ended July 2, 2022 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The income tax provision in the 2022 periods reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021.  The increase in the Company’s income tax provision for the three and six months ended July 2, 2022 as compared to the three and six months ended June 26, 2021 is primarily due to an increase in quarterly earnings, offset by an increase in the Foreign Derived Intangible Income (“FDII”) deduction, and a one-time benefit recorded for the six months ended June 26, 2021 for a release of reserves due to expiration of the applicable statute of limitations.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $10,948 for both July 2, 2022 and January 1, 2022.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Numerator:
Net income	$51,575	$35,051	$104,905	$59,164
Denominator:
Basic earnings per share - weighted average shares outstanding	49,617	49,193	49,525	49,105
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	290	508	384	540
Diluted earnings per share - weighted average shares outstanding	49,907	49,701	49,909	49,645
Earnings per share:
Basic	$1.04	$0.71	$2.12	$1.20
Diluted	$1.03	$0.71	$2.10	$1.19

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, at July 2, 2022, as well as the activity for the six months ended July 2, 2022, were as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale marketable securities	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$1,764	$(448)	$1,316
Net current period other comprehensive loss	(9,546)	(2,449)	(11,995)
Reclassifications	—	—	—
Balance at July 2, 2022	$(7,782)	$(2,897)	$(10,679)

For the six months ended July 2, 2022, tax effects on net income of amounts recorded in other comprehensive loss for net unrealized losses on available-for-sale marketable securities and foreign currency translation adjustments were $681 and $0, respectively.

NOTE 15. Segment Reporting and Geographic Information

The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-

performance process control defect inspection and metrology, lithography and process control software systems used by microelectronics device manufacturers. Therefore, the Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The CEO allocates resources and assesses performance of the business and other activities at the reportable segment level.

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	July 2,		June 26,		July 2,		June 26,
	2022		2021		2022		2021
Systems and software	$220,786	86%	$162,898	84%	$430,170	86%	$304,407	84%
Parts	22,756	9%	18,697	10%	42,613	9%	36,115	10%
Services	12,768	5%	11,792	6%	24,877	5%	22,144	6%
Total revenue	$256,310	100%	$193,387	100%	$497,660	100%	$362,666	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Revenue from third parties:
China	$67,619	$42,274	$131,013	$68,053
South Korea	68,881	41,299	130,016	91,828
Taiwan	48,456	48,501	101,848	84,793
United States	31,073	25,700	57,874	51,180
Europe	19,048	14,446	37,476	31,832
Southeast Asia	10,444	3,781	19,669	9,729
Japan	10,789	17,386	19,764	25,251
Total revenue	$256,310	$193,387	$497,660	$362,666

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Six Months Ended
	July 2,	June 26,
	2022	2021
SK Hynix Inc.	17%	9%
Taiwan Semiconductor Manufacturing Co. Ltd.	15%	16%
Samsung Semiconductor	11%	22%

NOTE 16. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired.  No shares were purchased in the three and six months ended July 2, 2022.  At July 2, 2022, there was $100 million available for future share repurchases under this share repurchase authorization.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	July 2,	April 2,	June 26,
	2022	2022	2021
Revenue	$256,310	$241,350	$193,387
Gross profit	$132,127	$131,023	$105,456
Gross profit as a percent of revenue	52%	54%	55%
Total operating expenses	$74,676	$72,279	$69,515
Net income	$51,575	$53,330	$35,051
Diluted earnings per share	$1.03	$1.07	$0.71

•

In the fiscal quarter ended July 2, 2022 (the “July 2022 quarter”), revenue increased 6.2% compared to the fiscal quarter ended April 2, 2022 (the “April 2022 quarter”), primarily due to an increase in sales to OSAT customers in specialty device advance packaging and flash memory customers for advanced nodes applications, partially offset by a decline in sales DRAM and Foundry customers in advanced nodes applications.

•

Gross profit as a percentage of revenue in the July 2022 quarter compared to the April 2022 quarter decreased primarily due to sales of lithography systems with lower margins in the July 2022 quarter and increased manufacturing costs to support the growth of our business.

•	The increase in operating expenses in the July 2022 quarter compared to the April 2022 quarter is primarily due to increases in headcount and variable compensation.

Our cash, cash equivalents and marketable securities balance increased to $545.0 million at the end of the July 2022 quarter compared to $511.3 million at the end of the January 2022 quarter. This increase was primarily the result of $55.4 million of cash generated from operating activities. This source of cash was partially offset by net cash of $6.9 million used for capital expenditures. Employee headcount as of July 2, 2022 was approximately 1,500.

Key Events

Impact of the COVID-19 Pandemic on Our Business. As of the filing of this Form 10-Q, our operations have been impacted by our pandemic response, as described below, given the global nature of our workforce and our operations.  The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and its variants, and actions to contain or limit their spread.

We have prioritized the health and safety of our employees and customers in our pandemic response. As governmental authorities continue to implement or modify restrictions on commercial operations, we have continued to ensure compliance with these directives while also maintaining business continuity for our essential operations. We have a global workforce.  Although our manufacturing facilities are in the United States, we maintain offices and have employees in the United States, South Korea, Japan, Taiwan, China, Singapore and Europe. Our operations at these offices are subject to various governmental directives and, as a result thereof, we have instituted a work-from-home policy for these employees to the extent practical.  Where our essential employees are required to continue to report to work to perform their responsibilities, we have implemented staggered shifts or otherwise adjusted work schedules to maximize our operating capacity while adhering to applicable restrictions, including recommended distancing between persons.  We have also provided our essential employees with appropriate protective equipment and have enhanced and increased cleanings at our facilities. At this time, we have not experienced any reduction in productivity, though we have incurred certain costs related to the implementation of these policies and practices.  In addition, we have enhanced our email screening and cyber monitoring of our devices to further support our hybrid work environments.  As certain countries have relaxed restrictions over the past few months, we have restarted certain activities in accordance with local guidelines.  We may take further actions that we determine to be in the best interests of our employees or as may be required by federal, state, or local authorities.

To date, the COVID-19 pandemic has disrupted the way that we conduct business but has not had a material adverse impact on our operations.  We have experienced some delays in customer deliveries.  Additionally, we are impacted by the global shortage in electronic components and inflationary pressures.  Our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions, which have resulted in long lead times, rising prices and supply chain disruptions.  We expect supply chain shortages as well as inflationary cost pressures to persist throughout the remainder of the year.  Demand for our products was consistent with or exceeded our expectations for the first half of fiscal 2022.  However, further disruptions to our supply chain in connection with the sourcing of materials, inflationary pressures, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 may pose risks to our business, results of operations and financial condition.  In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking appropriate precautionary measures to provide a safe work environment for our employees and customers.

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

Results of Operations for the Three and Six Months Ended July 2, 2022 and June 26, 2021

Revenue.  Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts.  Our revenue of $256.3 million increased 32.5% for the three months ended July 2, 2022 as compared to the same period in

2021, in which revenue totaled $193.4 million.  For the six-month periods ended July 2, 2022 and June 26, 2021, our revenue totaled $497.7 million and $362.7 million, respectively, representing a year-over-year increase of 37.2%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	July 2,		June 26,		July 2,		June 26,
	2022		2021		2022		2021
Systems and software	$220,786	86%	$162,898	84%	$430,170	86%	$304,407	84%
Parts	22,756	9%	18,697	10%	42,613	9%	36,115	10%
Services	12,768	5%	11,792	6%	24,877	5%	22,144	6%
Total revenue	$256,310	100%	$193,387	100%	$497,660	100%	$362,666	100%

Total systems and software revenue increased $57.9 million and $125.8 million for the three and six months ended July 2, 2022, respectively, as compared to the three and six months ended June 26, 2021, respectively, primarily due to increases of units shipped in our metrology, inspection and lithography product lines. The increases in parts and services revenue for the three and six months ended July 2, 2022, as compared to the three and six months ended June 26, 2021, were primarily due to servicing a larger installed base.  Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $132.1 million and $263.2 million for the three and six months ended July 2, 2022, respectively, as compared to $105.5 million and $195.9 million for the three and six months ended June 26, 2021, respectively.  Our gross profit represented 51.5% and 52.9% of our revenue for the three and six months ended July 2, 2022, respectively, and 54.5% and 54.0% for the three and six months ended June 26, 2021, respectively.  The decreases in gross profit as a percentage of revenue for both the three and six months ended July 2, 2022, as compared to the three and six months ended June 26, 2021, were primarily due to product mix, higher freight and logistics costs, and higher personnel cost due to an increase in headcount to provide manufacturing capacity requirements, partially offset by an increase in sales volume.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $25.6 million and $52.0 million for the three and six months ended July 2, 2022, respectively, as compared to $25.5 million and $47.5 million for the three and six months ended June 26, 2021, respectively.  The increases in research and development expenses for both the three and six months ended July 2, 2022, as compared to the three and six months ended June 26, 2021, were primarily due to increased compensation costs from additional headcount, as well as annual merit and promotion increases, and increased consulting, outside service and material expenses for new product initiatives.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses.  Our sales and marketing expenses were $16.9 million and $32.5 million for the three and six months ended July 2, 2022, respectively, as compared to $15.4 million and $28.5 million for the three and six months ended June 26, 2021, respectively.  The increases in sales and marketing expenses for both the three and six months ended July 2, 2022, as compared to the three and six months ended June 26, 2021, were primarily due to increased compensation costs and increased travel related expenses as pandemic travel restrictions were lifted.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $18.3 million and $34.8 million for the three and six months ended July 2, 2022, respectively, as compared to $16.3 million and $31.8 million for the three and six months ended June 26, 2021, respectively.  The increases in general and administrative expenses for both the three and six months ended July 2, 2022, as compared to the three and six months ended June 26, 2021, were primarily due to increased compensation costs and increased litigation expenses.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $13.8 million and $27.6 million for the three and six months ended July 2, 2022, respectively, as compared to $12.3 million and $24.7 million for the three and six months ended June 26, 2021, respectively.  The increases in amortization expense for both the three and six months ended July 2, 2022, as compared to the three and six months ended June 26, 2021, were primarily due to in-process research and development becoming classified as a finite-lived intangible asset and amortization commencing in the second half of 2021.

Interest income, net.  Net interest income was $0.7 million and $1.0 million for the three and six months ended July 2, 2022, respectively, as compared to $0.3 million and $0.7 million for the three and six months ended June 26, 2021, respectively.  The increases in net interest income for both the three and six months ended July 2, 2022, as compared to the three and six months ended June 26, 2021, were due to higher interest rates during the 2022 period.

Other expense, net.  Net other expense was $0.9 million and $1.1 million for the three and six months ended July 2, 2022, respectively, as compared to $0.3 million and $1.5 million for the three and six months ended June 26, 2021, respectively.  The increase in other expense, net for the three months ended July 2, 2022, as compared to the three months ended June 26, 2021, was primarily due to higher foreign exchange losses during the 2022 period.  The decrease in other expense, net for the six months ended July 2, 2022, as compared to the six months ended June 26, 2021, was primarily due to lower foreign exchange losses during the 2022 period.

Income Taxes. We recorded an income tax provision of $5.7 million and $11.3 million for the three and six months ended July 2, 2022, respectively, as compared to income tax provision of $0.9 million and $3.4 million for the same period in 2021.  Our effective tax rate of 10% differs from the statutory rate of 21% for both the three and six months ended July 2, 2022, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation.  Our effective tax rate of 3% and 5% differs from the statutory rate of 21% for the three and six months ended June 26, 2021, respectively, primarily due to (i) foreign and research and development tax credits, (ii) the deduction related to FDII, (iii) excess tax benefits associated with equity compensation, and (iv) a one-time tax benefit associated with a release of reserves due to the expiration of the applicable statute of limitations.

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

Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. While the capitalization requirement has a negative impact on our cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate.  While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed.  Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

At July 2, 2022, we had $545.0 million of cash, cash equivalents and marketable securities and $909.0 million in working capital.  At January 1, 2022, we had $511.3 million of cash, cash equivalents and marketable securities and $793.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the six months ended July 2, 2022 and June 26, 2021 were $55.4 million and $76.4 million, respectively.

•

The net cash and cash equivalents provided by operating activities during the six months ended July 2, 2022 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $143.0 million, partially offset by a decrease in cash provided from operating assets and liabilities of $87.6 million, primarily due to increases in inventories and accounts receivable.

•

The net cash and cash equivalents provided by operating activities during the six months ended June 26, 2021 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $108.1 million, partially offset by a decrease in cash provided from operating assets and liabilities of $31.7 million.

Net cash and cash equivalents used in investing activities for the six months ended July 2, 2022 and June 26, 2021 were $33.2 million and $76.4 million, respectively.

•

During the six months ended July 2, 2022, net cash and cash equivalents used in investing activities included purchases of marketable securities of $174.7 million and capital expenditures of $6.9 million, partially offset by proceeds from sales of marketable securities of $148.4 million.

•

During the six months ended June 26, 2021, net cash and cash equivalents used in investing activities included purchases of marketable securities of $142.1 million, purchase of a business of $26.8 million and capital expenditures of $9.6 million, partially offset by proceeds from sales of marketable securities of $102.0 million.

Net cash and cash equivalents used in financing activities for the six months ended July 2, 2022 and June 26, 2021 were $6.1 million and $3.3 million, respectively.

•

During the six months ended July 2, 2022, financing activities used cash to primarily pay taxes related to shares withheld for share-based compensation plans of $8.3 million and pay contingent consideration for acquired business of $2.3 million, partially offset by proceeds from sales of shares through share-based compensation plans of $4.5 million.

•

During the six months ended June 26, 2021, financing activities used cash primarily for tax payments related to shares withheld for share-based compensation plans of $3.2 million.  This use of cash was primarily offset by proceeds from sales of shares through share-based compensation plans of $6.5 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock. In the first quarter of 2021, the Company acquired Inspectrology, LLC for $24.0 million in cash and an earnout subject to the achievement of certain revenue targets earned for fiscal 2021 through 2022.  The earnout achieved for fiscal 2021 was $2.3 million and was paid in the first half of fiscal 2022.  There is potential earnout for up to an additional payment of $5.0 million depending on fiscal 2022 results.  As of July 2, 2022, we have accrued $2.2 million for the potential earnout.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At July 2, 2022, there was $100 million available for future share repurchases.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of July 2, 2022, the available line of credit was approximately $125.2 million with an available interest rate of 3.3%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. In addition, although the ultimate impact of the COVID-19 pandemic and its effects on economic conditions and the global supply chain on our future results remains uncertain, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means.  However, the ongoing COVID-19 pandemic has in the past caused disruption in the capital markets and were it to do the same in the future, may have an impact on our ability to access such additional funding.  In addition, a reduction in or volatility with respect to our stock price or a general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of July 2, 2022. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 2, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, there may be incremental costs related to business continuity initiatives, which cannot be avoided or alleviated through succession planning, employees working remotely or teleconferencing technologies as well as inefficiencies, delays, and increased costs resulting from our efforts to mitigate the impact and spread of COVID-

19 through the changes in our operations which we have enacted at certain of our locations around the world in an effort to protect our employees’ health and well-being (including the implementation of work-from-home policies, social-distancing measures, modified work schedules and shifts, the suspension of employee travel, and limits  on the number of employees attending in-person meetings and the number of people permitted to be present at our facilities at any one time);

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

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages and other cost increases due to the COVID-19 pandemic and related government restrictions on travel and business operations.  We have also experienced, and may continue to experience, production delays, disruptions and cost increases due to the worldwide shortage of semiconductor components as a result of sharp increases in demand for semiconductor products in general.

These risks may be heightened because we obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.  A significant number of our suppliers are the sole source or single source for certain components or subassemblies.  If such a supplier is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement supplier or redesign our product to use alternative components, which could result in additional expenses and delays in product development or shipment of product to our customers. Disruption or termination of the supply of components has delayed and could continue to delay shipments of some of our systems.  Such delays may damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties, and supply chain disruptions and logistics and shipping challenges caused by the COVID-19 pandemic and related restrictions on movement and business operations are currently causing difficulties and delays, in receiving shipments from our suppliers. The lead-time required for shipments of some of our components can be greater than six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. In some cases, we may need to purchase components in advance of receiving customer orders for product. If we are unable to accurately predict our component needs, or if our component supply is disrupted, as it has been due to supply chain disruptions, logistics difficulties and shipping delays due to the COVID-19 pandemic and global electronic component shortages, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

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

We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, which could lead to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. In addition, innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, or if we experience sustained disruptions to our supply chain or shipping delays, including those we continue to experience due to the COVID-19 pandemic, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

Over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” or for “military end use” in

China, which may include many Chinese commercial companies that sell products to or do business with the Chinese military. Likewise, since May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon, followed by a comparable action in December of 2020, related to Semiconductor Manufacturing International Corporation (SMIC) and a large number of its overseas affiliates, including Ningbo Semiconductor International Corporation (NSIC) and SJ Semiconductor (Jiangyin) Corporation.  It is possible that the U.S. government will impose additional export controls on our products or systems, which could lead to further revenue losses.

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

Our operating results are subject to significant variation due to global economic conditions and the cyclical nature of the semiconductor device industry. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. In recent history, the industry has experienced significant downturns, generally in connection with declines in economic conditions.  This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. When cyclical fluctuations result in lower-than-expected revenue levels, operating results may be adversely affected, and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles, and we cannot predict when and to what extent sales may normalize, or when and to what extent gross margins may improve, following any such occurrence. If we fail to respond to industry cycles, our business could be seriously harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. At July 2, 2022, there was $100 million available for future share repurchases.  For further information, see Note 16, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and six months ended July 2, 2022, we withheld 40 thousand and 100 thousand shares through net share settlements.  For the three and six month periods ended July 2, 2022, net share settlements cost $3.0 million and $8.3 million, respectively. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended July 2, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 3, 2022 - May 2, 2022	27	$73.65	—	$100,000
May 3, 2022 - June 2, 2022	13	$80.27	—	$100,000
June 3, 2022 - July 2, 2022	—	$—	—	$100,000
Three months ended July 2, 2022	40	$75.72	—

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

10.1

Offer Letter to Mark Slicer, dated April 1, 2022, by and between Mark Slicer and Onto Innovation Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 17, 2022 (file No. 001-39110).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

**Furnished herewith.

+Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	August 9, 2022	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	August 9, 2022	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer