Form 10-Q
period 2022-10-01
ONTO INNOVATION INC.
filed 2022-11-10
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2022

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

The number of outstanding shares of the Registrant’s Common Stock on October 18, 2022 was 49,516,929.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Revenue	$254,253	$200,589	$751,913	$563,255
Cost of revenue	115,404	91,231	349,914	257,972
Gross profit	138,849	109,358	401,999	305,283
Operating expenses:
Research and development	32,150	23,811	84,128	71,282
Sales and marketing	16,769	12,880	49,314	41,413
General and administrative	16,801	16,548	51,594	48,362
Amortization	13,822	12,993	41,461	37,674
Total operating expenses	79,542	66,232	226,497	198,731
Operating income	59,307	43,126	175,502	106,552
Interest income, net	1,516	234	2,554	899
Other expense, net	(962)	(291)	(2,025)	(1,824)
Income before provision for income taxes	59,861	43,069	176,031	105,627
Provision for income taxes	7,646	6,621	18,911	10,015
Net income	$52,215	$36,448	$157,120	$95,612
Earnings per share:
Basic	$1.05	$0.74	$3.17	$1.94
Diluted	$1.05	$0.73	$3.15	$1.92
Weighted average shares outstanding:
Basic	49,680	49,361	49,582	49,190
Diluted	49,949	49,762	49,928	49,684

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Net income	$52,215	$36,448	$157,120	$95,612
Other comprehensive loss, net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	(1,007)	461	(3,456)	(237)
Change in currency translation adjustments	(4,119)	55	(13,665)	(1,307)
Total other comprehensive loss, net of tax	(5,126)	516	(17,121)	(1,544)
Total comprehensive income	$47,089	$36,964	$139,999	$94,068

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 1, 2022	January 1, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$200,383	$169,602
Marketable securities	352,329	341,741
Accounts receivable, less allowance of $1,182 and $1,303	235,527	177,205
Inventories, net	307,864	243,108
Prepaid expenses and other current assets	26,533	16,433
Total current assets	1,122,636	948,089
Property, plant and equipment, net	84,253	82,094
Goodwill	315,811	315,811
Identifiable intangible assets, net	235,970	277,281
Deferred income taxes	4,287	4,822
Other assets	24,810	21,716
Total assets	$1,787,767	$1,649,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,951	$53,345
Accrued liabilities	45,346	43,042
Deferred revenue	28,778	29,979
Other current liabilities	31,478	28,160
Total current liabilities	169,553	154,526
Deferred income taxes	15,504	40,281
Other non-current liabilities	33,336	28,951
Total liabilities	218,393	223,758
Commitments and contingencies
Stockholders’ equity:
Common stock	50	49
Additional paid-in capital	1,259,498	1,256,179
Accumulated other comprehensive (loss) income	(15,805)	1,316
Retained earnings	325,631	168,511
Total stockholders’ equity	1,569,374	1,426,055
Total liabilities and stockholders’ equity	$1,787,767	$1,649,813

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1,	September 25,
	2022	2021
Cash flows from operating activities:
Net income	$157,120	$95,612
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	41,461	37,674
Depreciation	6,980	11,044
Share-based compensation	18,929	15,107
Write-off of acquired in-process research and development	4,406	—
Acquired inventory step-up amortization	—	253
Provision for inventory valuation	7,175	6,262
Deferred income taxes	(24,560)	—
Other, net	2,742	893
Changes in operating assets and liabilities, net of effects of business acquired	(127,045)	(40,565)
Net cash and cash equivalents provided by operating activities	87,208	126,280
Cash flows from investing activities:
Purchases of marketable securities	(289,504)	(250,486)
Proceeds from maturities and sales of marketable securities	274,636	177,529
Acquisitions, net of cash acquired	(4,572)	(26,795)
Purchases of property, plant and equipment	(9,786)	(11,176)
Net cash and cash equivalents used in investing activities	(29,226)	(110,928)
Cash flows from financing activities:
Purchases and retirement of common stock	(11,540)	—
Tax payments related to shares withheld for share-based compensation plans	(8,569)	(6,780)
Payment of contingent consideration for acquired business	(2,287)	—
Issuance of shares through share-based compensation plans	4,499	6,409
Net cash and cash equivalents used in financing activities	(17,897)	(371)
Effect of exchange rate changes on cash and cash equivalents	(9,304)	506
Net increase in cash and cash equivalents	30,781	15,487
Cash and cash equivalents at beginning of period	169,602	136,720
Cash and cash equivalents at end of period	$200,383	$152,207

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$47,107	$16,524

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055
Net income	—	—	—	—	53,330	53,330
Share-based compensation	—	—	4,832	—	—	4,832
Issuance of shares through share-based compensation plans	184	—	6	—	—	6
Share-based compensation plan withholdings	(46)	—	(5,289)	—	—	(5,289)
Currency translation	—	—	—	(3,612)	—	(3,612)
Unrealized loss on investments	—	—	—	(3,001)	—	(3,001)
Balance at April 2, 2022	49,438	$49	$1,255,728	$(5,297)	$221,841	$1,472,321
Net income	—	—	—	—	51,575	51,575
Share-based compensation	—	—	7,983	—	—	7,983
Issuance of shares through share-based compensation plans, net	219	1	4,493	—	—	4,494
Share-based compensation plan withholdings	(53)	—	(3,048)	—	—	(3,048)
Currency translation	—	—	—	(5,934)	—	(5,934)
Unrealized gain on investments	—	—	—	552	—	552
Balance at July 2, 2022	49,604	$50	$1,265,156	$(10,679)	$273,416	$1,527,943
Net income	—	—	—	—	52,215	52,215
Share-based compensation	—	—	6,114	—	—	6,114
Issuance of shares through share-based compensation plans, net	86	—	—	—	—	—
Purchases and retirement of common stock	(172)	—	(11,540)	—	—	(11,540)
Share-based compensation plan withholdings	(3)	—	(232)	—	—	(232)
Currency translation	—	—	—	(4,119)	—	(4,119)
Unrealized loss on investments	—	—	—	(1,007)	—	(1,007)
Balance at October 1, 2022	49,515	$50	$1,259,498	$(15,805)	$325,631	$1,569,374

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 26, 2020	48,758	$49	$1,233,967	$4,568	$26,162	$1,264,746
Net income	—	—	—	—	24,113	24,113
Share-based compensation	—	—	4,890	—	—	4,890
Issuance of shares through share-based compensation plans	240	—	3,085	—	—	3,085
Share-based compensation plan withholdings	(41)	—	(2,492)	—	—	(2,492)
Currency translation	—	—	—	(1,899)	—	(1,899)
Unrealized loss on investments	—	—	—	(131)	—	(131)
Balance at March 27, 2021	48,957	$49	$1,239,450	$2,538	$50,275	$1,292,312
Net income	—	—	—	—	35,051	35,051
Share-based compensation	—	—	6,107	—	—	6,107
Issuance of shares through share-based compensation plans, net	288	—	130	—	—	130
Share-based compensation plan withholdings	(56)	—	(4,007)	—	—	(4,007)
Currency translation	—	—	—	537	—	537
Unrealized loss on investments	—	—	—	(567)	—	(567)
Balance at June 26, 2021	49,189	$49	$1,241,680	$2,508	$85,326	$1,329,563
Net income	—	—	—	—	36,448	36,448
Share-based compensation	—	—	4,110	—	—	4,110
Issuance of shares through share-based compensation plans, net	93	—	3,193	—	—	3,193
Share-based compensation plan withholdings	(4)	—	(280)	—	—	(280)
Currency translation	—	—	—	55	—	55
Unrealized gain on investments	—	—	—	461	—	461
Balance at September 25, 2021	49,278	$49	$1,248,703	$3,024	$121,774	$1,373,550

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine months ended October 1, 2022 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.  The accompanying Condensed Consolidated Balance Sheet at January 1, 2022 has been derived from the audited consolidated financial statements included in the 2021 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31st. Our fiscal year ending December 31, 2022 (“fiscal year 2022”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2022 ended on April 2, 2022, the second quarter ended on July 2, 2022 and the third quarter ended on October 1, 2022. Our fiscal year ended January 1, 2022 was a 53-week fiscal year.

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

Adoption of Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 1, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, that are of significance, or potential significance to the Company.

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

There is potential earnout for up to an additional payment of $5,000 based on fiscal year 2022 results.  As of October 1, 2022, the Company has accrued $1,730 for the potential earnout.  Certain payments, including the earnout, are subject to the principals remaining with the Company for a period of one to three years.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at October 1, 2022 and January 1, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 1, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$171,350	$—	$171,350	$—
Asset-backed securities	1,858	—	1,858	—
Certificates of deposit	40,280	—	40,280	—
Commercial paper	78,083	—	78,083	—
Corporate bonds	60,758	—	60,758	—
Foreign currency forward contracts	25	—	25	—
Total assets	$352,354	$—	$352,354	$—
Liabilities:
Contingent consideration - acquisitions	$1,730	$—	$—	$1,730
Total liabilities	$1,730	$—	$—	$1,730

January 1, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$170,980	$—	$170,980	$—
Asset-backed securities	2,009	—	2,009	—
Certificates of deposit	33,192	—	33,192	—
Commercial paper	73,113	—	73,113	—
Corporate bonds	62,447	—	62,447	—
Total assets	$341,741	$—	$341,741	$—
Liabilities:
Foreign currency forward contracts	$26	$—	$26	$—
Total liabilities	$26	$—	$26	$—

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

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Marketable Securities

At October 1, 2022 and January 1, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
October 1, 2022
Municipal notes and bonds	$174,570	$3	$3,223	$171,350
Asset-backed securities	1,889	—	31	1,858
Certificates of deposit	40,400	10	130	40,280
Commercial paper	78,253	4	174	78,083
Corporate bonds	62,081	—	1,323	60,758
Total marketable securities	$357,193	$17	$4,881	$352,329
January 1, 2022
Municipal notes and bonds	$171,203	$38	$261	$170,980
Asset-backed securities	2,009	—	—	2,009
Certificates of deposit	33,200	2	10	33,192
Commercial paper	73,152	2	41	73,113
Corporate bonds	62,634	29	216	62,447
Total marketable securities	$342,198	$71	$528	$341,741

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at October 1, 2022 and January 1, 2022:

	October 1, 2022		January 1, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$276,724	$273,654	$219,353	$219,211
Due after one through five years	80,469	78,675	122,845	122,530
Due after five years	—	—	—	—
Total marketable securities	$357,193	$352,329	$342,198	$341,741

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale.  The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”  Gross realized gains and losses on available-for-sale securities are included in “Other expense (income)” on the Condensed Consolidated Statements of Operations and were not material during the three and nine months ended October 1, 2022 and January 1, 2022. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at October 1, 2022 and January 1, 2022 are temporary in nature.  The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors.  Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at October 1, 2022 and January 1, 2022:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
October 1, 2022
Municipal notes and bonds	$123,978	$2,082	$50,280	$1,140
Asset-backed securities	1,889	31	—	—
Certificates of deposit	29,400	127	2,500	4
Commercial paper	71,754	174	500	1
Corporate bonds	39,749	891	22,331	431
Total	$266,770	$3,305	$75,611	$1,576
January 1, 2022
Municipal notes and bonds	$113,790	$262	$—	$—
Certificates of deposit	16,300	10	—	—
Commercial paper	58,681	40	—	—
Corporate bonds	53,661	150	2,587	66
Total	$242,432	$462	$2,587	$66

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At October 1, 2022 and January 1, 2022, these contracts included the future sale of euro, Israeli shekel, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. dollars.  Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of October 1, 2022 and January 1, 2022 were as follows:

	October 1, 2022	January 1, 2022
Notional amount	$32,173	$32,293
Fair value of assets (liability)	$25	$(26)

NOTE 6. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of October 1, 2022 and January 1, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
October 1, 2022
Finite-lived intangibles:
Developed technology	$378,147	$193,031	$185,116
Customer and distributor relationships	73,321	29,049	44,272
Trademarks and trade names	14,171	7,589	6,582
Total identifiable intangible assets	$465,639	$229,669	$235,970
January 1, 2022
Finite-lived intangibles:
Developed technology	$377,997	$155,976	$222,021
Customer and distributor relationships	73,321	25,608	47,713
Trademarks and trade names	14,171	6,624	7,547
Total identifiable intangible assets	$465,489	$188,208	$277,281

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2022 (remainder)	$13,823
2023	54,816
2024	49,131
2025	32,581
2026	31,388
2027	23,166
Thereafter	31,065
Total	$235,970

NOTE 7. Balance Sheet Details

Inventories

Inventories, net are comprised of the following:

	October 1, 2022	January 1, 2022
Materials	$211,312	$157,343
Work-in-process	73,273	60,415
Finished goods	23,279	25,350
Total inventories, net	$307,864	$243,108

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	October 1, 2022	January 1, 2022
Machinery and equipment	$54,227	$50,226
Land and building	48,307	48,297
Computer equipment and software	14,945	13,856
Leasehold improvements	15,635	13,710
Furniture and fixtures	2,771	2,534
	135,885	128,623
Accumulated depreciation and amortization	(51,632)	(46,529)
Total property, plant and equipment, net	$84,253	$82,094

Other assets

Other assets is comprised of the following:

	October 1, 2022	January 1, 2022
Operating lease right-of-use assets	$20,513	$17,488
Other	4,297	4,228
Total other assets	$24,810	$21,716

Accrued liabilities

Accrued liabilities is comprised of the following:

	October 1, 2022	January 1, 2022
Payroll and related expenses	$33,257	$32,581
Warranty	11,077	9,093
Other	1,012	1,368
Total accrued liabilities	$45,346	$43,042

Other current liabilities

Other current liabilities is comprised of the following:

	October 1, 2022	January 1, 2022
Customer deposits	$14,471	$9,459
Current operating lease obligations	5,015	3,968
Income tax payable	1,518	6,315
Accrued professional fees	1,234	912
Other	9,240	7,506
Total other current liabilities	$31,478	$28,160

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	October 1, 2022	January 1, 2022
Non-current operating lease obligations	$16,941	$13,754
Unrecognized tax benefits (including interest)	8,497	7,861
Deferred revenue	2,269	1,693
Other	5,629	5,643
Total other non-current liabilities	$33,336	$28,951

NOTE 8. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $21,498 of receivables during the nine months ended October 1, 2022. These receivables were not included in the Condensed Consolidated Balance Sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at October 1, 2022.

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended
	October 1,	September 25,
	2022	2021
Balance, beginning of the period	$9,682	$6,485
Accruals	11,288	8,261
Warranty liability assumed in acquisition	—	407
Usage	(9,076)	(6,134)
Balance, end of the period	$11,894	$9,019

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

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of October 1, 2022 was approximately $138.0 million with an available interest rate of 4.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Point-in-time	$242,209	$190,014	$716,645	$533,308
Over-time	12,044	10,575	35,268	29,947
Total revenue	$254,253	$200,589	$751,913	$563,255

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily related to service contracts and installation.  For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets.  As of October 1, 2022 and January 1, 2022, the Company carried a long-term deferred revenue balance of $2,269 and $1,693, respectively, in other non-current liabilities on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Balance, beginning of the period	$34,431	$22,906	$31,673	$15,626
Deferred revenue assumed in acquisition	—	—	—	386
Deferral of revenue	15,333	17,317	60,389	51,666
Recognition of deferred revenue	(18,717)	(12,364)	(61,015)	(39,819)
Balance, end of the period	$31,047	$27,859	$31,047	$27,859

NOTE 10. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the nine months ended October 1, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	765	$48.25
Granted	396	$83.03
Vested	(357)	$42.20
Forfeited	(53)	$57.30
Nonvested at October 1, 2022	751	$68.83

Of the 751 nonvested shares outstanding at October 1, 2022, 652 are service-based RSUs and 99 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2022 and 2021 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $85.49 and $80.04, respectively.

As of October 1, 2022 and January 1 2022, there was $33,262 and $21,019 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 1.7 years and 1.5 years for October 1, 2022 and January 1, 2022, respectively.

NOTE 11. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Foreign currency exchange losses, net	$(1,016)	$(204)	$(2,041)	$(1,803)
Other	54	(87)	16	(21)
Total other expense, net	$(962)	$(291)	$(2,025)	$(1,824)

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Income before income taxes	$59,861	$43,069	$176,031	$105,627
Provision for income taxes	$7,646	$6,621	$18,911	$10,015
Effective tax rate	13%	15%	11%	10%

The income tax provision for the three and nine months ended October 1, 2022 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The income tax provision in the 2022 periods reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021.  The increase in the Company’s income tax provision for the three and nine months ended October 1, 2022 as compared to the three and nine months ended September 25, 2021 is primarily due to an increase in quarterly earnings, offset by an increase in the Foreign Derived Intangible Income (“FDII”) deduction, and a one-time benefit recorded for the nine months ended September 25, 2021 for a release of reserves due to expiration of the applicable statute of limitations.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected FDII deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $10,948 for both October 1, 2022 and January 1, 2022.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Numerator:
Net income	$52,215	$36,448	$157,120	$95,612
Denominator:
Basic earnings per share - weighted average shares outstanding	49,680	49,361	49,582	49,190
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	269	401	346	494
Diluted earnings per share - weighted average shares outstanding	49,949	49,762	49,928	49,684
Earnings per share:
Basic	$1.05	$0.74	$3.17	$1.94
Diluted	$1.05	$0.73	$3.15	$1.92

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax, at October 1, 2022, as well as the activity for the nine months ended October 1, 2022, were as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale marketable securities	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$1,764	$(448)	$1,316
Net current period other comprehensive loss	(13,665)	(3,456)	(17,121)
Reclassifications	—	—	—
Balance at October 1, 2022	$(11,901)	$(3,904)	$(15,805)

For the nine months ended October 1, 2022, tax effects on net income of amounts recorded in other comprehensive loss for net unrealized losses on available-for-sale marketable securities and foreign currency translation adjustments were $962 and $0, respectively.

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	October 1,		September 25,		October 1,		September 25,
	2022		2021		2022		2021
Systems and software	$216,082	85%	$170,937	85%	$646,252	86%	$475,345	84%
Parts	21,598	8%	17,804	9%	64,211	9%	53,919	10%
Services	16,573	7%	11,848	6%	41,450	5%	33,991	6%
Total revenue	$254,253	100%	$200,589	100%	$751,913	100%	$563,255	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Revenue from third parties:
China	$78,412	$30,442	$215,578	$98,495
South Korea	41,039	29,877	171,055	121,705
Taiwan	49,611	59,258	151,460	144,052
United States	27,443	40,483	79,164	91,663
Europe	18,130	16,685	55,606	48,517
Southeast Asia	25,863	9,538	45,627	19,266
Japan	13,755	14,306	33,423	39,557
Total revenue	$254,253	$200,589	$751,913	$563,255

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Nine Months Ended
	October 1,	September 25,
	2022	2021
Taiwan Semiconductor Manufacturing Co. Ltd.	15%	18%
SK Hynix Inc.	14%	7%
Yangtze Memory Technologies Co., Ltd	11%	3%
Samsung Semiconductor	10%	18%

NOTE 16. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired.  During the three and nine month periods ended October 1, 2022, the Company purchased and retired 172 thousand shares of its common stock.  The amount paid to repurchase the shares in excess of par value, including transaction costs, is recorded directly as a decrease to additional paid-in capital.  At October 1, 2022, there was $88,465 available for future share repurchases under this share repurchase authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of Onto Innovation Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”), or incorporated by reference in this Form 10-Q, may be considered “forward-looking statements” or may be based on “forward-looking statements,” including, but not limited to, those concerning:

•	anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic;
•	the anticipated impact of new export control regulations;
•	our business momentum and future growth;
•	technology development, product introduction and acceptance of our products and services;
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

The semiconductor and electronics industries have also been characterized by constant technological innovations.  We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	October 1,	July 2,	September 25,
	2022	2022	2021
Revenue	$254,253	$256,310	$200,589
Gross profit	$138,849	$132,127	$109,358
Gross profit as a percent of revenue	55%	52%	55%
Total operating expenses	$79,542	$74,676	$66,232
Net income	$52,215	$51,575	$36,448
Diluted earnings per share	$1.05	$1.03	$0.73

•

In the fiscal quarter ended October 1, 2022 (the “October 2022 quarter”), revenue decreased 0.8% compared to the fiscal quarter ended July 2, 2022 (the “July 2022 quarter”), primarily due to a decline in sales to DRAM customers in advanced nodes applications and OSAT customers in specialty device and advanced packaging applications, partially offset by an increase in sales to foundry customers for advanced node applications and MEMS customers in specialty device advance packaging applications.

•	Gross profit as a percentage of revenue in the October 2022 quarter compared to the July 2022 quarter increased primarily due to favorable customer and product mix.
•

The increase in operating expenses in the October 2022 quarter compared to the July 2022 quarter is primarily due to an increase in research and development expenses, which includes the write-off of purchased in process research and development assets.

Our cash, cash equivalents and marketable securities balance increased to $552.7 million as of October 1, 2022 compared to $511.3 million as of January 1, 2022. This increase was primarily the result of $87.2 million of cash generated from operating activities. This source of cash was partially offset by cash of $11.5 million used for purchases of our common stock, $9.8 million used for capital expenditures and $4.6 million used for the purchase of acquired research and development assets. Employee headcount as of October 1, 2022 was approximately 1,600.

Key Events

Expanded U.S. Export Controls

In October 2022, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce issued an interim final rule to implement new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries (the “New Export Controls”). The New Export Controls include restrictions on certain semiconductor integrated circuits, commodities containing such integrated circuits, and semiconductor manufacturing equipment and restrict the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China.  The primary impact of the New Export Controls on Onto Innovation is that we’re now required to obtain a license to do business with certain Chinese customers that produce certain advanced computing integrated circuits.  The New Export Controls also expanded the scope of foreign-produced items subject to license requirements to entities on the Entity List of the Export Administration Regulations (“EAR”) that are located in China and added new entities to the EAR’s Unverified List (which names parties ineligible for license exceptions under the EAR), including Yangtze Memory Technologies Co., Ltd.

We may experience a temporary loss of revenues while we apply for licenses to continue doing business with certain customers affected by the new export rules.  A failure to obtain required license could result in a reduction of anticipated revenues. We have and will continue to assess the impact of the New Export Controls and the addition of new entities to the Unverified List on our business, financial condition and results of operations.  We have estimated these new restrictions will negatively impact our revenue by approximately $10.0 million and $80.0 million for the fiscal quarter ended December 31, 2022 and the fiscal year 2023, respectively.

Impact of COVID-19 and the Global Semiconductor Supply Shortage

To date, the COVID-19 pandemic has disrupted the way that we conduct business but has not had a material adverse impact on our operations.  We have experienced some delays in customer deliveries.  Additionally, we are impacted by the global shortage in electronic components and inflationary pressures.  Our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions, which have resulted in long lead times, rising prices and supply chain disruptions.  We expect supply chain shortages as well as inflationary cost pressures to persist throughout the remainder of the year and into fiscal year 2023.  While demand for our products has remained strong, further disruptions to our supply chain in connection with the sourcing of materials, inflationary pressures, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 may pose risks to our business, results of operations and financial condition.  We are continuing to serve our customers while taking appropriate precautionary measures to provide a safe work environment for our employees and customers

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic and the resulting economic impact and supply chain issues, see Part II, Item 1A – Risk Factors of this Form 10-Q, Part I, Item 1A – Risk Factors of our 2021 Form 10-K.

Results of Operations for the Three and Nine Months Ended October 1, 2022 and September 25, 2021

Revenue.  Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts.  Our revenue of $254.3 million increased 26.8% for the three months ended October 1, 2022 as compared to the same period in 2021, in which revenue totaled $200.6 million.  For the nine-month periods ended October 1, 2022 and September 25, 2021, our revenue totaled $751.9 million and $563.3 million, respectively, representing a year-over-year increase of 33.5%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	October 1,		September 25,		October 1,		September 25,
	2022		2021		2022		2021
Systems and software	$216,082	85%	$170,937	85%	$646,252	86%	$475,345	84%
Parts	21,598	8%	17,804	9%	64,211	9%	53,919	10%
Services	16,573	7%	11,848	6%	41,450	5%	33,991	6%
Total revenue	$254,253	100%	$200,589	100%	$751,913	100%	$563,255	100%

Total systems and software revenue increased $45.1 million and $170.9 million for the three and nine months ended October 1, 2022, respectively, as compared to the three and nine months ended September 25, 2021, respectively, primarily due to increases of units shipped in our metrology, inspection and lithography product lines. The increases in parts and services revenue for the three and nine months ended October 1, 2022, as compared to the three and nine months ended September 25, 2021, were primarily due to servicing a larger installed base.  Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

Gross Profit.  Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $138.8 million and $402.0 million for the three and nine months ended October 1, 2022, respectively, as compared to $109.4 million and $305.3 million for the three and nine months ended September 25, 2021, respectively.  Our gross profit represented 54.6% and 53.5% of our revenue for the three and nine months ended October 1, 2022, respectively, and 54.5% and 54.2% for the three and nine months ended September 25, 2021, respectively.  The increase in gross profit as a percentage of revenue for the three months ended October 1, 2022 as compared to the three months ended September 25, 2021 was primarily due to higher sales volume.  The decrease in gross profit as a percentage of revenue for the nine months ended October 1, 2022, as compared to the nine months ended September 25, 2021, was primarily due to product mix, higher freight and logistics costs, and higher personnel cost due to an increase in headcount to provide manufacturing capacity requirements, partially offset by an increase in sales volume.

Operating Expenses.

Our operating expenses consist of:

•

Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $32.2 million and $84.1 million for the three and nine months ended October 1, 2022, respectively, as compared to $23.8 million and $71.3 million for the three and nine months ended September 25, 2021, respectively.  The increases in research and development expenses for both the three and nine months ended October 1, 2022, as compared to the three and nine months ended September 25, 2021, were primarily due to the write-off of acquired in-process research and development expenses, increased compensation costs from additional headcount and increased consulting, outside service and material expenses for new product initiatives.

•

Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses.  Our sales and marketing expenses were $16.8 million and $49.3 million for the three and nine months ended October 1, 2022, respectively, as compared to $12.9 million and $41.4 million for the three and nine months ended September 25, 2021, respectively.  The increases in sales and marketing expenses for both the three and nine months ended October 1, 2022, as compared to the three and nine months ended September 25, 2021, were primarily due to increased compensation costs from additional headcount and increased travel related expenses as pandemic travel restrictions were lifted.

•

General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $16.8 million and $51.6 million for the three and nine months ended October 1, 2022, respectively, as compared to $16.5 million and $48.4 million for the three and nine months ended September 25, 2021, respectively.  The increases in general and administrative expenses for both the three and nine months ended October 1, 2022, as compared to the three and nine months ended September 25, 2021, were primarily due to increased compensation costs from additional headcount and increased litigation expenses.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $13.8 million and $41.5 million for the three and nine months ended October 1, 2022, respectively, as compared to $13.0 million and $37.7 million for the three and nine months ended September 25, 2021, respectively.  The increases in amortization expense for both the three and nine months ended October 1, 2022, as compared to the three and nine months ended September 25, 2021, were primarily due to in-process research and development becoming classified as a finite-lived intangible asset and amortization commencing in the second half of 2021.

Interest income, net.  Net interest income was $1.5 million and $2.6 million for the three and nine months ended October 1, 2022, respectively, as compared to $0.2 million and $0.9 million for the three and nine months ended September 25, 2021, respectively.  The increases in net interest income for both the three and nine months ended October 1, 2022, as compared to the three and nine months ended September 25, 2021, were due to higher interest rates during the 2022 period.

Other expense, net.  Net other expense was $1.0 million and $2.0 million for the three and nine months ended October 1, 2022, respectively, as compared to $0.3 million and $1.8 million for the three and nine months ended September 25, 2021, respectively.  The increase in other expense, net for both the three and nine months ended October 1, 2022, as compared to the three and nine months ended September 25, 2021, was primarily due to higher foreign exchange losses during the 2022 period.

Income Taxes. We recorded an income tax provision of $7.6 million and $18.9 million for the three and nine months ended October 1, 2022, respectively, as compared to income tax provision of $6.6 million and $10.0 million for the same periods in 2021.  Our effective tax rate of 13% and 11% for the three and nine months ended October 1, 2022, respectively, differs from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation.  Our effective tax rate of 15% and 10% for the three and nine months ended September 25, 2021, respectively, differs from the statutory rate of 21%, primarily due to (i) foreign and research and development tax credits, (ii) the deduction related to FDII, (iii) excess tax benefits associated with equity compensation, and (iv) a one-time tax benefit associated with a release of reserves due to the expiration of the applicable statute of limitations.

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

Two recent pieces of tax legislation were passed during the quarter ended October 1, 2022. The CHIPS Act of 2022 (the “CHIPS Act”), (H.R. 4346) creates a new advanced manufacturing investment credit under new Internal Revenue Code section 48D and was signed into law by President Biden on August 9, 2022.  The Inflation Reduction Act (the “IRA”), (H.R. 5376), signed into law by President Biden on August 16, 2022, has a number of tax-related provisions, including (i) a 15-percent book minimum tax (corporate AMT) on “adjusted financial statement income” (AFSI) of applicable corporations; (ii) a plethora of clean energy tax incentives in the form of tax credits, some of which include a direct-pay option or transferability provisions; and (iii) a 1-percent excise tax on certain corporate stock buybacks. Neither of these acts are expected to impact our financial statements for the current 2022 tax year.  Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. While the capitalization requirement has a negative impact on our cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate.  While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed.  Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

At October 1, 2022, we had $552.7 million of cash, cash equivalents and marketable securities and $953.1 million in working capital.  At January 1, 2022, we had $511.3 million of cash, cash equivalents and marketable securities and $793.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the nine months ended October 1, 2022 and September 25, 2021 were $87.2 million and $126.3 million, respectively.

•

The net cash and cash equivalents provided by operating activities during the nine months ended October 1, 2022 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $214.2 million, partially offset by a decrease in cash provided from operating assets and liabilities of $127.0 million, primarily due to increases in inventories and accounts receivable.

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

Net cash and cash equivalents used in investing activities for the nine months ended October 1, 2022 and September 25, 2021 were $29.2 million and $110.9 million, respectively.

•

During the nine months ended October 1, 2022, net cash and cash equivalents used in investing activities included purchases of marketable securities of $289.5 million, capital expenditures of $9.8 million and purchase of intangible assets of $4.6 million, partially offset by proceeds from sales of marketable securities of $274.6 million.

•

During the nine months ended September 25, 2021, net cash and cash equivalents used in investing activities included purchases of marketable securities of $250.4 million, purchase of a business of $26.8 million and capital expenditures of $11.2 million, partially offset by proceeds from sales of marketable securities of $177.5 million.

Net cash and cash equivalents used in financing activities for the nine months ended October 1, 2022 and September 25, 2021 were $17.9 million and $0.4 million, respectively.

•

During the nine months ended October 1, 2022, financing activities used cash primarily for repurchases of common stock of $11.5 million, tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $8.6 million and payments related to contingent consideration for acquired business of $2.3 million, partially offset by proceeds from sales of shares through share-based compensation plans of $4.5 million.

•

During the nine months ended September 25, 2021, financing activities used cash for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $6.8 million.  This use of cash was primarily offset by proceeds from sales of shares through share-based compensation plans of $6.4 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock. In the first quarter of 2021, the Company acquired Inspectrology, LLC for $24.0 million in cash and an earnout subject to the achievement of certain revenue targets earned for fiscal years 2021 through 2022.  The earnout achieved for fiscal 2021 was $2.3 million and was paid in the first half of fiscal 2022.  There is potential earnout for up to an additional payment of $5.0 million depending on fiscal 2022 results.  As of October 1, 2022, we have accrued $1.7 million for the potential earnout.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired.  During the three and nine months ended October 1, 2022, we repurchased 0.2 million shares of common stock under this repurchase authorization and those shares were subsequently retired.  As of October 1, 2022, there was $88.5 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of October 1, 2022, the available line of credit was approximately $138.0 million with an available interest rate of 4.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of October 1, 2022. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of October 1, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Covid-19 Pandemic

•

The COVID-19 pandemic and the resulting economic impact and supply chain issues have affected our business and could in the future adversely affect our business, results of operations, and financial condition.

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

Risks Related to Product Development

•	If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry, we will lose sales and market share to our competitors.
•	If new products developed by us do not gain general market acceptance, we will be unable to generate revenue and recover our investments, which may result in a write down of inventory.
•	Even if we are able to develop new products that gain market acceptance, sales of these new products could impair our ability to sell existing products.
•	If our relationships with our large customers deteriorate, our product development activities could be adversely affected.

Risks Related to Intellectual Property and Data Security

•	We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.
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

•

Tariffs, export regulations, and other market barriers have impacted and may continue to impact ability to compete for the business of non-U.S. customers, which may adversely affect our results of operations.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and the resulting economic impact have affected our business and could in the future adversely affect our business, results of operations, and financial condition.

The effects of the public health crisis caused by the COVID-19 pandemic and resulting economic impact are uncertain and difficult to predict, but pose the following risks to our business, results of operations and financial condition:

•

Disruptions to our supply chain in connection with the sourcing of materials, equipment and engineering support, and services, which have resulted and may continue to result in increased costs, material shortages, the inability to fully satisfy customer demand in a timely manner and increased risk of inventory obsolescence due to the resulting need to commit to increased purchases and provide longer lead times to secure critical components;

•

Disruption of operations if employees are unavailable due to illness, risk of illness, travel restrictions, remote work or other factors that may limit our access to key personnel or critical skills, or reduce productivity, and a shortage of available skilled personnel;

•

A potential decrease in short-term and/or long-term demand for our products and disruptions to our operations resulting from the consequences of and responses to the pandemic, including interest rate increases, inflationary pressures and the prospect of an extended global recession, which would adversely impact the businesses of our customers, suppliers and partners;
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
•

An increase in potential opportunities for the Company to be subject to an adverse cybersecurity event as a result of an increase in employees working from home, which could give rise to business disruptions, loss of information, intellectual property and critical data as well as other negative impacts;

•

A potential decrease in availability under our credit agreement, which permits us to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, if there is a decrease in the value of eligible securities resulting from the impact of COVID-19 on global markets and higher cost of borrowings under the facility in the rising interest rate environment; and

•

Potential difficulty accessing capital, if needed in the future, through a sale of securities, or in obtaining favorable terms of such securities, due to market conditions generally or a decline or volatility in the market for our securities.

The recovery of our business from these effects may be delayed or constrained by lingering effects of COVID-19 and the resulting economic impact on our suppliers, third-party service providers, and/or customers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The duration of the COVID-19 pandemic, resurgences, the severity of newly identified strains of the virus and the efficacy of vaccines and treatments with respect to new strains, as well as the resulting macroeconomic conditions, cannot be determined. Additional sustained or prolonged outbreaks of virus variants, delays in rollout of any needed boosters or modifications to vaccines to address variants, or continued widespread hesitancy to utilize vaccines could exacerbate the adverse impact of such measures.

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

If new products developed by us do not gain general market acceptance, we will be unable to generate revenue and recover our investments, which may result in a write down of inventory.

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

Cyber-attacks and other malicious internet-based activities continue to increase. In response to the COVID-19 pandemic, our expanded reliance on remote access to our information systems has further increased our exposure to potential cybersecurity breaches.  As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our ability to anticipate these techniques or to implement adequate preventative measures is reduced. In addition, third parties have made attempts to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. As a result of any of these events, our or our customers’ and vendors’ information could be accessed or disclosed improperly. In addition, cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations and our customer relationships. Although we have not identified any incidents of unauthorized access that have had a material impact to date, any or all of the above issues could negatively affect our ability to attract new customers, cause existing customers to choose to purchase from our competitors, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

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

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. The cost of maintaining compliance under multiple and changing regulatory regimes may adversely affect our business, financial condition and results of operations.  For example, as discussed below under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of non-U.S. customers, which may adversely affect our results of operations,” the U.S. government recently issued new export control rules aimed at restricting China’s access to advanced computing technology.  To comply with the new rules, Onto Innovation has had to expend time and resources that might otherwise have been used for revenue generating activities. Further regulatory changes could require additional diversion of resources to compliance efforts.  In addition, in the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

Tariffs, export regulations and other market barriers have impacted and may continue to impact our ability to compete for the business of non-U.S. customers, which may adversely affect our results of operations.

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

Over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” or for “military end use” in China, which may include many Chinese commercial companies that sell products to or do business with the Chinese military. Likewise, since May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon, followed by a comparable action in December of 2020, related to Semiconductor Manufacturing International Corporation (SMIC) and a large number of its overseas affiliates, including Ningbo Semiconductor International Corporation (NSIC) and SJ Semiconductor (Jiangyin) Corporation.  Most recently, on October 7, 2022, BIS announced the New Export Controls aimed at restricting China’s access to advanced computing technology.

The effect of these changes, among others, is that Onto Innovation is required to obtain export licenses before providing products to certain customers.  While we are taking appropriate measures to comply with all current export control laws and regulations applicable to our business and are applying for export licenses when required, there can be no assurance that export licenses applied for by us or our customers, will be granted in a timely manner or at all.  We may experience a temporary loss of revenues while we are obtaining licenses with certain customers affected by export controls.  Failure to obtain any required license could result in a reduction of anticipated revenues until we are able to replace unlicensed orders with other customer orders for which a license has been obtained or is not required, and there can be no assurance that replacement orders will be obtained on favorable terms, in a timely manner, or at all.  In addition, any licenses that are granted to us or to our customers may have a short duration or require us to satisfy various conditions.  Any of these occurrences could have a material adverse effect on our revenues, business, financial condition and results of operations.  Further, we hold inventory of products that may be affected by these recent U.S. government actions, including potential order cancellations. If the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals also put us at a disadvantage relative to our non-U.S. competitors who may not be required to comply with U.S. export controls. This difficulty and uncertainty has adversely affected our ability to compete for and win business from domestic customers in China.

It is possible that the U.S. government will impose additional export controls on our products or systems, which could lead to further revenue losses. Foreign customers affected by the actions described above and any future U.S. government sanctions, controls or threats of sanctions or controls may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products.  The U.S. government is also engaged in an ongoing process of assessing which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations, could reduce demand for our products. In particular, these restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on U.S. technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.  Increased restrictions on China exports may also lead to regulatory retaliation by the Chinese government and could further escalate geopolitical tensions between China and Taiwan, and any such scenarios may adversely impact our business.  International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.

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

A substantial portion of our international sales are denominated in U.S. dollars. As a result, if the dollar continues to rise in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and may be less competitive with systems produced by competitors outside the United States. These conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars. Additionally, in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk, and any failure to sufficiently hedge or otherwise manage these risks could materially and adversely affect our financial condition, results of operations, and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock.  During the three and nine months ended October 1, 2022, we repurchased 0.2 million shares of common stock under this repurchase authorization and those shares were subsequently retired.  At October 1, 2022, there was $88.5 million available for future share repurchases under this share repurchase authorization.  For further information, see Note 16, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and nine months ended October 1, 2022, we withheld 3 thousand and 103 thousand shares through net share settlements.  For the three and nine month periods ended October 1, 2022, net share settlements cost $0.2 million and $8.6 million, respectively. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended October 1, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 3, 2022 - August 1, 2022	—	$—	—	$100,000
August 2, 2022 - September 1, 2022	2	$74.77	—	$100,000
September 2, 2022 - October 1, 2022	173	$67.13	172	$88,465
Three months ended October 1, 2022	175	$67.20	172

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

10.1*	Executive Change of Control Agreement, dated July 5, 2022, by and between Onto Innovation Inc. and Yoon Ah Oh.+

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

**Furnished herewith.

+Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	November 9, 2022	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 9, 2022	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer