Form 10-K
period 2022-12-31
ONTO INNOVATION INC.
filed 2023-02-24
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $3,072,410,193 based on the closing price of the Common Stock on the New York Stock Exchange on July 2, 2022.

The number of shares of the registrant’s Common Stock outstanding as of February 6, 2023 was 48,754,780.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 9, 2023.

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
•
the effects of political, economic, legal, and regulatory changes or conflicts on our global operations;
•
the effects of natural disasters or public health emergencies, such as the current COVID-19 pandemic, on the global economy and on our customers, suppliers, employees, and business;
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

PART I

Item 1. Business.

General

Onto Innovation is a worldwide leader in the design, development, manufacture and support of metrology and inspection tools for the semiconductor industry, including process control tools that perform optical metrology on patterned and unpatterned wafers, wafer macro-defect inspection, including macro-inspection of both 2D and 3D wafer features, wafer substrate and panel substrate lithography systems, and process control analytical software. Our products are primarily used by silicon wafer manufacturers, semiconductor device fabricators, and advanced packaging manufacturers operating in the semiconductor market. Our products are also used for process control in a number of other specialty device manufacturing markets, including light emitting diodes (“LED”), vertical-cavity surface-emitting lasers (“VCSEL”), micro-electromechanical systems (“MEMS”), CMOS image sensors (“CIS”), silicon and compound semiconductor (SiC and GaN) power devices, analog devices, RF filters, data storage, and certain industrial and scientific applications.

We provide process and yield management solutions used in bare silicon wafer production and wafer processing facilities, often referred to as “front-end” manufacturing, and advanced packaging of chips and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for optical metrology, macro-defect inspection, packaging lithography, as well as transparent and opaque thin film measurements. Our automated and integrated metrology systems measure critical dimensions, device structures, topography, shape, and various thin film compositions, including three-dimensional features and film thickness, as well as optical, electrical and material properties. Our primary areas of focus include products that provide critical yield-enhancing and actionable information, which is used by microelectronic device manufacturers to improve yield and time to market of their next-generation devices. Our systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, and factory-wide and enterprise-wide suites to enhance productivity and achieve significant cost savings. Our systems are backed by worldwide customer service and applications support.

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

Current Trends

Business Environment

Our metrology systems and software are primarily used for controlling certain manufacturing processes utilized in the production of advanced, or leading-edge, wafer designs. The shrinking of features such as the constituents that form a single transistor are known as node reductions. The numeric identification of a specific node usually refers to a dimension associated with one of the transistor’s constituents. Advanced nodes are associated with transistor dimensions less than 16nm. Our metrology systems used to measure and characterize these small features are generally purchased when a customer is beginning to manufacture at a new, smaller node, in order to set up and test new manufacturing equipment being installed for the new node. Our process control/metrology equipment is generally installed prior to the installation of the actual process equipment for that reason. Additional process control equipment is normally purchased when the initial process yields have been stabilized and more manufacturing capacity is required to meet production demands. Therefore, our sales to customers for advanced nodes is generally higher when manufacturing lines for new nodes are being established and may not represent continuous sales revenue until our initial systems reach high levels of utilization driven by the need for greater capacity. In 2022 several top semiconductor manufacturers entered pilot production at a 3nm node using our Atlas® V products.

Our inspection systems, lithography systems, and software are primarily used for processing and inspecting advanced packaging associated with back-end manufacturing. Advanced packaging techniques comprise a very wide variety of assembly methods in order to connect individual chips to a larger printed circuit (“PC”) board, or connecting a group of chips together to form a “system in a package” (“SIP”), also known as heterogeneous integration (“HI”), or chiplets. Many of these advanced packages require lithographic imaging to produce copper interconnections between the chip and the PC Board or between chips in the case of SIP or HI advanced packages. Our inspection systems and software are used for process control and detection of potential reliability failures in nearly all of these packages. Unlike the cyclical nature of our metrology equipment associated with node shrinks, our sales revenue for advanced packaging is generally driven by assembly volumes. Inspection rates for advanced packages are high throughout the assembly process to avoid a single defective chip from being assembled into a relatively expensive package, making the inspection process control systems attach rates quite linear with production volumes of these devices.

Several macro-drivers continue to drive demand for sophisticated metrology and inspection systems. In 2020, a significant portion of the global workforce began working from home as part of corporate efforts to isolate and protect workers from COVID-19. This transition resulted in extremely high usage of data centers and cloud processing that drove higher demand for increased memory and HPC devices. In 2021, wireless 5G networks drove demand for new 5G phones and that demand continued in the first half of 2022 as new phones from Apple and Samsung were introduced to the market. The building of the 5G network over the next several years will also bring more machine-to-machine communications. In addition, the rise of electric vehicles and other industrial technologies is creating an increase in demand for power semiconductors. And semiconductor manufacturers are increasingly developing chiplets that include a series of smaller die rather than one larger monolithic die. These macro-drivers are increasing the need for high-performance semiconductors and advanced packaging, which are then driving the demand for sophisticated metrology and inspection systems in order to achieve the semiconductor performance required while achieving a profitable manufacturing yield.

Since the first fiscal quarter of 2020, Onto Innovation has launched twelve new products that include six new metrology systems, two new macro defect inspection system, a panel lithography tool and two new software products. These new products were introduced as logic integrated device manufacturers (“IDMs”) and foundries were increasing their capacity while following aggressive plans to transition their manufacturing to smaller nodes. Other customer interactions at memory and specialty device manufacturers as well as providers of advanced packaging centered around satisfying the immediate demand for these devices with our existing product portfolio, while partnering with R&D groups to prepare for the process controls needed for the next generation of semiconductors and packaging that will require the latest systems from Onto Innovation. We believe our strong engineering teams have delivered, and will continue to deliver, new products to our customers, followed by our field engineers providing customer support, while simultaneously achieving our gross and operating margin targets that were established in our long-term operating models. Revenue reached $1 billion in fiscal 2022 as customers transitioned to advanced nodes and increased advanced packaging volumes, and the Company was able to achieve operating margins and earnings at the high end of our quarterly guidance and analysts’ estimates.

Markets

Advanced Nodes. “Advanced Nodes” refers to leading-edge integrated circuits where the feature sizes of transistors and other features continue to shrink in specified steps, or nodes measured in nanometers (nm). Demand for our products continues to be driven by our customers' desire for higher overall chip performance without increasing the chip size, while improving power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The primary paths for performance gains are geometric scaling, known as node shrinks, or scaling of transistor dimensions. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption, and stacked devices. To scale NAND memory, a 3D stacking architecture has been implemented at several customers with more than 150 storage cell layers for devices in production. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products such as the Atlas® product line that is capable of measuring these advanced nodes as certain features shrink beyond 7nm, to 5nm, 3nm and in the most advanced of cases, 2 nm.

To shrink features, new methods, including multiple patterning lithography and extreme ultra-violet (“EUV”) lithography, have been developed. The EUV process is driving significantly higher requirements for the silicon wafers that are entering the EUV chamber. Small, particles on the backside of the wafer measuring a few micrometers (microns) can distort the images being projected onto the top side. Our NovusEdge® inspection tool has been installed at major silicon wafer manufacturers to detect backside contamination and edge cracking as a final quality control mechanism before wafers are shipped to the semiconductor fabrication processes. The top side of wafers used for the EUV process is covered with an epitaxial layer, which must also be scanned for any impurities. This compositional analysis is measured using our Element® system using Fourier Transform Infrared (“FTIR”) algorithms.

Advanced Packaging. “Advanced Packaging” refers to a variety of technologies that enable the miniaturization of electronic products, such as portable consumer devices, including smartphones, watches, and tablets. Historically, integrated circuit packaging refers to the final stage of semiconductor device fabrication, in which a single circuit made from semiconducting material (a die or chip) is encased in a molded package using small wires to provide connections to a carrier that can be soldered to a printed circuit board and also prevents physical damage and corrosion to the chip.  Advanced Packaging refers loosely to the multi-layer conductors and chip structures (other than wires) that often interconnect multiple die, feed them with electric power and create signal paths to and from the PC board, dissipate their heat, and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before to combine multiple chips and functions into a single molded package.

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

Heterogeneous packages are another advanced packaging technology using copper pillars/bumps to vertically connect a wide variety of stacked die for 2.5D, and 3D integration techniques as well as horizontally connected chips and are considered the next disruptive technology for several reasons. First, heterogeneous integrated packages using 3D stacking can significantly reduce the space needed inside an electronic device, such as a smartphone, by combining multiple chips/functions into a SIP. Next, it improves the system’s performance by reducing power and signal conductor lengths, which previously were routed from package to package through a PC board. Using thin redistribution layers (“RDLs”) to connect chips that are side-by-side or “fan out” power and signal connections to the larger contacts on the PC board, which accounts for 35 percent of the packaging cost. Lastly, the technology is currently considered the preferred vehicle for next generation uses, such as SIP, and package on package formats. As a result of the small overall form factor, heterogeneous integrated packages provide the functionality needed in high-end mobile and wearable products.

The current and projected adoption of 5G-enabled smartphones continues to grow. Even as overall sales of smartphones waned in 2022, the demand for 5G chipsets, which are used in both handsets and infrastructure, did not. This trend is driving semiconductor manufacturers to increase capacity to support the advanced packaging technologies that are used in production of 5G integrated circuits, which continues to create opportunities for our solutions.

Panel Substrate Manufacturing. One current process to manufacture advanced packaging involves attaching known good die to a 300mm wafer, used as a temporary carrier when adding components such as RDLs and copper pillars. SIP packages can often contain side-by-side die, meaning the package can be large and limit the number of packages being placed on a reconstituted wafer. In order to meet the growing demand at reduced average selling prices, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve Cost of Ownership and increase productivity are transitioning from 300mm wafers to large rectangular panels, which can be as large as 600mm x 600mm. This larger size enables companies manufacturing large area packages to increase the number of devices being processed at each step as they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, we believe that Onto Innovation is optimally positioned to capitalize on the emerging market of high-volume manufacturing of advanced IC substrates. For example, the JetStep® X500 lithography system, having emerged from the flat panel display market, is readily capable of processing RDLs on very thin advanced organic laminate panels in the semiconductor advanced packaging market. The Firefly® series of panel level macro inspection tools, designed for high resolution inspection, can provide defect detection and location information to the JetStep X500 tool for each die, which greatly improves lithography throughput using our exclusive StepFAST™ process. It also delivers a combination of defect classification and process throughput in a single software platform. It reduces capital investment requirements and provides a reliable pathway to transition from wafer to panel-based processes.

Technology

We believe that our expertise in our core technologies of optics and software and our combined investment in research and development will enable us to rapidly develop new technologies and products as we have demonstrated over the past three years of operation in order to quickly respond to emerging industry trends and competitive challenges. The breadth of our technology enables us to offer a diverse combination of metrology, inspection, and process control solutions. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our metrology and inspection technologies provide process control for the majority of advanced node wafers processed today in a semiconductor wafer fab. In front-end processes, OCD metrology, thin film metrology, wafer stress metrology and macro defect detection and classification technologies allow yield enhancement for critical processes such as photolithography, diffusion, etch, chemical mechanical planarization (“CMP”) and outgoing quality control. Within the back-end manufacturing processes, our 2D/3D advanced macro defect inspection provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing, assembly processes (RDLs, TSVs, copper pillars, etc.) or general handling and can have a major impact on device and process quality. Lastly, we turn the gathered data into useful knowledge for our customers to make yield-enhancing decisions, which lower their scrap cost and environmental impact and improve their margins.

Onto Innovation’s Products

Automated Metrology Systems. Our automated systems primarily consist of fully automated metrology systems that are employed in semiconductor production environments. The Atlas family of products represents our line of high-performance metrology systems providing OCD and thin film metrology and wafer stress metrology for transistor and interconnect metrology applications. The thin film and OCD technology is supported by our NanoCD™ suite of solutions including our latest introductions of AI Diffract™ software, SpectraProbe™ software and NanoGen™ scalable computing engine, which enables visualization, modeling, and analysis of complex structures.

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

In order to deal with increased input/output (“I/O”) resulting from devices with enhanced functionality, increased power distribution efficiency, and higher frequency, IDMs and outsourced semiconductor assembly and test (“OSATs”) facilities must incorporate lithography capabilities to create RDLs for their advanced packaging technologies. However, the associated substrates and processes are significantly different than those used in front-end wafer processing. For advanced packaging, the lithography system must perform in a completely different application, with significantly different operating parameters. For example, most packaging is an additive process, while wafer processing is subtractive, and thick films, rather than thin films, are used to enable the creation of features. In order for equipment to effectively function in this environment, it must overcome these challenges. Our JetStep® systems have been specifically designed to meet these challenges head on. The new JetStep X500 System is designed for rectangular substrates (panels), which when combined with user-selectable wavelength options, maximizes throughput while not limiting resolution when needed. High-fidelity optics are able to image the fine features required while at the same time achieving superior depth of field to minimize non-flatness that is typical for advanced packaging applications. On-the-fly auto focus and an innovative reticle management system improve yield and utilization. These features result in a revolutionary lithography system specifically designed to meet advanced packaging challenges.

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

Customers

Over 190 microelectronic device manufacturers purchased Onto Innovation tools or software in 2022. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in over 18 countries. The following chart identifies our customers that represented 10% or more of total revenue for each of the last three fiscal years:

	2022	2021	2020
Taiwan Semiconductor Manufacturing Co. Ltd.	*	*	*
Samsung Semiconductor	*	*	*
SK Hynix Inc.	*	^	^
* The customer accounted for 10% or more of total revenue during the period.
^ The customer accounted for less than 10% of total revenue during the period.

Sales, Customer Service and Application Support

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, China, Vietnam Singapore and Europe, and work with selected dealers and sales representatives on a more limited basis in various countries. Our applications team is composed of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.

We believe that customer service and technical support for our systems are crucial factors that distinguish us from our competitors and are essential to building and maintaining close, long-term relationships with our customers. We generally provide a warranty for our products that ranges from twelve to fourteen months to cover defects in material and workmanship. We provide system support to our customers through factory technical support and globally deployed field service personnel. The factory technical support operations provide customers with telephonic technical support access, direct training programs, operating manuals and other technical support information to enable effective use of our metrology and measurement instruments and systems. We have field service operations based in various locations throughout the United States, South Korea, Taiwan, China, Japan, Vietnam, Malaysia, Singapore, Israel, and Europe.

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

In automated systems for the semiconductor industry, our principal competitors are KLA Corporation (“KLA”) and Nova Ltd. (formerly Nova Measuring Instruments Ltd.) (“Nova”) for thin film and critical dimension OCD metrology. Our principal competitors for advanced packaging inspection are KLA and Camtek Ltd. (“Camtek”). While the advanced packaging lithography market is served by various competitors, our primary competitors are Ushio, Inc. (“Ushio”) and Canon, Inc. (“Canon”). Our primary competitor for inspection in the panel market is GigaVis Co. Ltd. The primary competitor for our software products is PDF Solutions, Inc. (“PDF Solutions”) and our primary competitor for integrated metrology systems for the semiconductor industry is Nova. The opto-electronics, discrete device and industrial and scientific markets are addressed primarily by our material characterization and 4D systems, served by numerous competitors, of which no single competitor or group of competitors has established a majority position.

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

We rely on limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components. An inability to obtain adequate supplies may require us to seek alternative sources of supply or redesign our systems to accommodate different components or subassemblies, which could result in additional expenses and delays in product development or shipment of product to our customers. Disruption or termination of the supply of components has delayed and could continue to delay shipments of some of our systems. Such delays may damage our customer relationships and reduce our sales.

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

Intellectual Property

We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. As a result, we have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2022, we have been granted, or hold exclusive licenses to 411 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2023 to 2040. We also have 117 pending patent applications in the United States and other countries. Our patents and patent applications principally cover various aspects of metrology, macro-defect detection and classification, altered material characterization, lithography techniques, automation, artificial intelligence, and machine learning.

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

Human Capital and Talent

As of December 31, 2022, we had approximately 1,636 staff globally, 411 in research and development, 318 in operations, 161 in administration and 746 in sales, applications and service support. A large percentage of our employees have technical backgrounds and undergraduate and/or advanced degrees. Many of our employees have specialized skills and experience that are of value to our business, products and services. Our future success will depend, in large part, upon our ability to attract, motivate and retain our highly skilled, technical, operational and managerial team members, who are in great demand in our industry and business communities.

Approximately 59% of our employees are located in the United States, 37% in Asia Pacific and 4% in Europe. None of our employees are represented by a union and we have never experienced a work stoppage because of union actions. We consider our employee relations to be favorable.

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

We strive to promote and cultivate an inclusive and diverse culture that welcomes and celebrates everyone without bias. In addition, we look to actively engage within our communities to foster and attain social equity.

In order to ensure that we are meeting our human capital and talent objectives, we frequently utilize employee surveys to understand the effectiveness of our employee and Company programs and where we can improve across the Company. Our latest survey, completed during fiscal 2022, had a participation rate of over 84% of all our employees. Through the survey, our employees indicated that the Company’s greatest strengths include ensuring that managers are communicating performance expectations to employees by providing feedback on performance and supporting development, providing a caring work environment, and fostering an environment where employees have the opportunity to do their best and have a sense of accomplishment from their work.

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

Safety, Health and Wellness. We strive to provide an environment which is safe and where our employees can be productive. We have rigorous health and safety programs focused on awareness, recognition, risk assessment and management, as well as teamwork.

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

Corporate Social Responsibility

Our stakeholders are essential to our business – shareholders, customers, suppliers, employees, communities as well as the environment and society. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (“ESG”) practices. Actions we have taken in pursuit of these commitments include the following environmental and social programs:

•
Demanded excellence in our environmental performance, as illustrated in our annual ESG reports.
•
Demanded excellence in our quality performance, as demonstrated through our product and process qualification commitments, including ISO 9001 Quality Management;
•
Set goals to reduce our environmental impact, including an increase in our use of renewable energy, a decrease in hazardous waste landfill, an increase in our use of recycled materials and beneficial reuse, and a reduction in our freshwater usage;
•
Commitment to RBA Code of Conduct and humane treatment of all at Onto Innovation both upstream and downstream. We established policies and practices to ensure that: Working conditions are safe. Workers are treated with respect and dignity. Manufacturing processes are environmentally responsible.
•
Produced systems responsibly by offering tool trade-in, refurbishment and technology upgrade programs;
•
Provided corporate matching for employee donations to qualified nonprofit organizations; and
•
Engaged in community service projects in our communities globally.

We encourage you to review our 2021 ESG Report (located on our website at https://ontoinnovation.com/company/corporate-social-responsibility) for more detailed information regarding our ESG initiatives. Nothing on our website, including our ESG Report or sections thereof, is deemed incorporated by reference into this Form 10-K.

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
•
Conflict minerals reporting, which imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products; and
•
Export regulations.

Our compliance with export regulations has negatively impacted our ability to compete for the business of domestic customers in China, which has adversely affected our results of operations. For additional discussion of the impact of trade policies and export regulations on our competitive position, see “Part I, Item IA - Risk Factors - Tariffs, export regulations, and other market barriers have impacted and may continue to impact ability to compete for the business of domestic customers in China, which may adversely affect our results of operations” and “PART I, Item 7 - management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Events - Expanded U.S. Export Controls.”

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
•
The COVID-19 pandemic and the resulting economic impact and supply chain issues have affected our business and could, in the future, adversely affect our business, results of operations, and financial condition.
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

Risks Related to Our International Operations

•
We are subject to compliance with domestic and foreign laws and regulations, and the burden of complying with such laws and regulations, or any failure to comply, has adversely affected and may continue to adversely affect our business, financial condition and results of operations.
•
Tariffs, export regulations, and other market barriers have impacted and may continue to impact both our ability to compete for the business of domestic customers in China and our results of operations.
•
Political and economic instability may result in reduced demand for our products.
•
Natural disasters, changes in climate and geo-political conflicts could materially adversely affect our worldwide operations (or those of our business partners).
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

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. Deteriorations in the tariff environment, political instability or changes in suppliers, may cause our costs to increase and, if we are not able to offset the increased costs by charging higher sales prices, will cause a decline in our margins. To improve our margins on a product, we will need to establish high volume supply agreements with our vendors. We cannot be certain that we will be able to timely negotiate vendor supply agreements on improved terms and conditions, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages and other cost increases due to the COVID-19 pandemic and the effects of the Russia-Ukraine conflict. We have also experienced, and may continue to experience, production delays, disruptions and cost increases due to the worldwide shortage of semiconductor components as a result of sharp increases in demand for semiconductor products in general.

These risks may be heightened because we obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited-source suppliers of components and our lack of long-term contracts with many of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A significant number of our suppliers are the sole source or single source for certain components or subassemblies. If such a supplier is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement supplier or redesign our product to use alternative components, which could result in additional expenses and delays in product development or shipment of product to our customers. Disruption or termination of the supply of components has delayed and could continue to delay shipments of some of our systems. Such delays may damage our customer relationships and reduce our sales. The lead-time required for shipments of some of our components can be greater than six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. In some cases, we may need to purchase components in advance of receiving customer orders for product. If we are unable to accurately predict our component needs, or if our component supply is disrupted, as it has been due to supply chain disruptions, logistics difficulties and shipping delays due to the COVID-19 pandemic and global electronic component shortages, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

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

We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, which could lead to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. Recently, certain of our customers have publicly stated their intent to decrease their memory product inventory levels as lead time for components begins to decrease. This could lead to a temporary decrease in demand for our products as customers delay capacity expansions until inventory levels are sufficiently reduced. In addition, innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, or if we experience sustained disruptions to our supply chain or shipping delays, including those we continue to experience due to the COVID-19 pandemic, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

Our success depends, to a significant degree, upon the continued contributions of our key executive management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, each of whom would be extremely difficult to replace, through resignations, retirement or other circumstances, could harm our business and operating results. Despite our employment and noncompetition agreements with key members of our senior management team, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

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

The COVID-19 pandemic and the resulting economic impact and supply chain issues have affected our business and could, in the future, adversely affect our business, results of operations, and financial condition.

The effects of the public health crisis caused by the COVID-19 pandemic and the resulting economic impact have affected, and may continue to affect, our operations and those of our suppliers, third-party service providers, and customers. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial conditions is difficult to predict and depends on numerous evolving factors including the duration and scope of the pandemic; government, social, business, and other actions that have been and will be taken in response to the pandemic; appearance of new variants of COVID-19; the availability, adoption, and efficacy of vaccines and treatments; and the intensity and duration of the resulting macroeconomic conditions. The COVID-19 pandemic exposes our business, results of operations, and financial condition to the following risks: disruptions to our supply chain in connection with the sourcing of materials, support, and services; disruption of operations due to unavailability of employees as a result of illness, risk of illness, travel restrictions or other factors; a potential decrease in short-term and/or long-term demand for our products; an increase in potential opportunities for the Company to be subject to an adverse cybersecurity event as a result of an increase in employees working from home, which could give rise to business disruptions, loss of information, intellectual property and critical data as well as other negative impacts; and potential difficulty accessing capital, if needed in the future, either through our credit agreement or through a sale of securities, due to market conditions generally or a decline or volatility in the market for our securities. The effects of these risks, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. Additional sustained or prolonged outbreaks of COVID-19 could exacerbate the adverse impact of the conditions and may also heighten many of the other risks described in this “Risk Factors” section.

Any prolonged disruption in the operations of our manufacturing facilities could have a material adverse effect on our revenue.

We produce the majority of our systems in our manufacturing facilities located in Wilmington, Massachusetts, Milpitas, California and Bloomington, Minnesota. We use contract manufacturers in China, Japan and the United States. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. For example, shelter-in-place orders and other measures implemented during the COVID-19 pandemic to protect employees resulted in reduced workforce availability at product manufacturing sites and reduced output at some of our vendors and suppliers. Restrictions on our access to or operation of manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions and may result in lower quality and functionality of our products.

We outsource product manufacturing to third-party service providers. Outsourcing reduces our control over the performance of the outsourced functions. Dependence on outsourcing may also adversely affect our ability to bring new products to market. If we do not effectively manage our outsourcing strategy or if third party service providers do not perform as anticipated, we may experience operational difficulties, increased costs, manufacturing interruptions or inefficiencies in the operation of our supply chain, any or all of which could delay our delivery of products to our customers, and materially and adversely affect our business, financial condition, and results of operations.

Our ability to fulfill our backlog may have an effect on our long-term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and may be limited by available material supplies. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery, which would postpone receipt of revenue from those delayed deliveries. Delayed fulfillment also increases the risk that a customer may change or cancel an order due to evolution of the customer’s technological, production or market needs, which would result in a loss of revenue. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our metrology, lithography, wafer and defect inspection systems, as well as artificial intelligence and machine learning systems, and software, including both embedded and application software, and have filed applications for additional patents. Any of our pending patent applications may be rejected, however, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and/or may be challenged by third parties. Third parties may also design around our patents or copy our patented inventions without our knowledge.

In addition to patent protection, we rely upon copyrights for protection of our proprietary software and documentation, trademarks for protection of our brand and source of goods, and trade secret law, and confidentiality and non-compete agreements for protection of our confidential and proprietary information and technology. These measures do not guarantee protection of our intellectual property, however. We can give no assurance that our copyrights will be upheld or will successfully deter infringement by third parties. Even though we routinely enter into confidentiality agreements with our employees and other third parties there can be no assurances that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. It also possible that third parties will misappropriate our trade secrets or other confidential information. We may be subject to cybersecurity breaches in which a third party obtains our confidential information. Third parties may also reverse engineer our products to copy our technology. Any of these circumstances could result in harm to our competitive position in the market. Failure to protect our trademarks can lead to other companies selling products using confusing similar names, thereby damaging our brand. In some countries, it can be difficult to register trademarks because of the strict examination process or blocking trademarks for other goods. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

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

As part of our business, we store our data and certain data about our customers, vendors and employees in our information technology system. We also rely on our information technology system for business operations. If there is a breach as a result of third-party action, employee error, malfeasance, break-ins or otherwise, of our security measures designed to protect this information and prevent data loss and other security breaches, and someone obtains unauthorized access to our customers’, vendors’ or employees’ data or disrupts our access to our own data and systems, we could face loss of business, regulatory investigations or court orders, our reputation could be severely damaged, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers.

Cyber-attacks and other malicious internet-based activities continue to increase. In response to the COVID-19 pandemic, our expanded reliance on remote access to our information systems has further increased our exposure to potential cybersecurity breaches. The Russia–Ukraine conflict and related sanctions imposed by the U.S. government may expose government entities and public and private U.S. companies to attempted or actual cybersecurity attacks launched in retaliation, and these attacks could materially disrupt our supply chain or our systems and operations or those of our customers and suppliers.

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

The General Data Protection Regulation (“GDPR”) is a regulation in European Union (“EU”) law on data protection and privacy for the individuals within the EU and the European Economic Area (“EEA”). It also addresses the export of personal data outside the EU and EEA areas. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. We are also subject to the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020, as well as the California Privacy Rights Act (CPRA), an amendment and expansion of the CCPA. Although the CPRA has an effective date of January 1, 2023, many of its provisions will retroactively apply to personal information collected from January 1, 2022. We may also be subject to other data privacy laws in the United States and the other countries in which we operate. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in our evolving industry, and may be interpreted and applied differently from country to country. Appropriate technical and organizational measures are necessary to implement these data protection principles. These laws and regulations can be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices. A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR, CCPA, CPRA and other new or changing privacy laws and regulations, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Risks Related to Our International Operations

We are subject to compliance with domestic and foreign laws and regulations, and the burden of complying with such laws and regulations, or any failure to comply, has adversely affected and may continue to adversely affect our business, financial condition and results of operations.

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

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. The cost of maintaining compliance under multiple and changing regulatory regimes may adversely affect our business, financial condition and results of operations, and, in the case of export controls, has adversely affected and may continue to adversely affect our results of operations. As discussed below under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact both our ability to compete for the business of domestic customers in China and our results of operations,” the U.S. government recently issued, on October 7, 2022, new export control rules aimed at restricting China’s access to advanced computing technology. To comply with the new rules, Onto Innovation has had to expend time and resources that might otherwise have been used for revenue generating activities. Further regulatory changes could require additional diversion of resources to compliance efforts. In addition, in the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

Tariffs, export regulations and other market barriers have impacted and may continue to impact both our ability to compete for the business of domestic customers in China and our results of operations.

The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes, tariffs, or other restrictions imposed by their governments on trade with U.S. companies such as ourselves, particularly with respect to the ongoing tensions between the United States and China.

Over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” or for “military end use” in China, which may include many Chinese commercial companies that sell products to or do business with the Chinese military. Likewise, since May 2019, the U.S. Department of Commerce has imposed restrictions on the transfer of any products from the U.S., as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and its overseas affiliates, followed by a comparable action in December 2020, related to Semiconductor Manufacturing International Corporation (SMIC) and its overseas affiliates. Most recently, in October 2022, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce implemented new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries (the “October 2022 Export Controls”). In 2022, BIS also added a number of companies in China to the Unverified List and Entity List of the Export Administration Regulations (“EAR”), including Yangtze Memory Technologies Co., Ltd (YMTC).

The effect of these changes, among others, is that Onto Innovation is required to conduct additional end-use diligence and in some instances obtain export licenses before providing products to certain customers. While we are taking appropriate measures to comply with all current export control laws and regulations applicable to our business and are applying for export licenses when required, there can be no assurance that export licenses applied for by us or our customers, will be granted in a timely manner or at all. We have experienced and may continue to experience a temporary loss of revenues while we are obtaining licenses with certain customers affected by export controls. Failure to obtain any required license could result in a reduction of anticipated revenues until we are able to replace unlicensed orders with other customer orders for which a license has been obtained or is not required, and there can be no assurance that replacement orders will be obtained on favorable terms, in a timely manner, or at all. In addition, any licenses that are granted to us or to our customers may have a short duration or require us to satisfy various conditions. Any of these occurrences could have a material adverse effect on our revenues, business, financial condition and results of operations. Further, we hold inventory of products that may be affected by these recent U.S. government actions, including potential order cancellations. If the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals also put us at a disadvantage relative to our non-U.S. competitors who may not be required to comply with U.S. export controls. This difficulty and uncertainty has adversely affected our ability to compete for and win business from domestic customers in China.

It is possible that the U.S. government will impose additional export controls on our products or systems, which could lead to further revenue losses. Such changes could result in additional restrictions on our ability to sell products to customers in China and other jurisdictions. Foreign customers affected by current or future U.S. government sanctions, controls or threats of sanctions or controls may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products. In addition, these export controls may also reduce overall global demand for our customers’ products or for other products produced or manufactured in the U.S. or based on U.S. technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. Increased restrictions on China exports may also lead to regulatory retaliation by the Chinese government, which may adversely impact our business. International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.

Political and economic instability may result in reduced demand for our products.

We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the United States, these events may result in reduced demand for our products. For example, the Ukraine–Russia geographic region is a major source of critical raw materials used for semiconductor manufacturing (such as neon and palladium), and any supply chain disruptions or shortages of such materials due to the ongoing conflict in that region could impact our customers in a manner that reduces demand for our products.

In addition, due to the complex relationships among China, Hong Kong, Taiwan, and the United States, there is risk that political, diplomatic, and national security influences might lead to trade, technology, or capital disputes, or disruptions affecting the semiconductor industry. In particular, the escalation of geopolitical tensions between China and Taiwan may cause disruptions in the markets in which we operate and lead to a decreased demand for our products, which could adversely affect our business in Asia or have a negative impact on the regional or global economy.

Furthermore, an outbreak of hostilities or other political upheaval in China, Taiwan, Japan, or South Korea, or an economic downturn in Asia or globally, would likely harm the operations of our customers in these countries. The effect of these types of events on our revenue and cash flows could be material because we derive substantial revenue from sales to semiconductor device foundries in Taiwan such as Taiwan Semiconductor Manufacturing Company Ltd., from memory chip manufacturers in South Korea such as Samsung Electronics Co., Ltd., and from semiconductor device manufacturers in Japan such as Toshiba Corporation.

Natural disasters, changes in climate and geo-political conflicts could materially adversely affect our worldwide operations (or those of our business partners).

The occurrence of one or more natural disasters such as hurricanes, tropical storms, fires, cyclones, earthquakes, tsunamis, flooding, typhoons, volcanic eruptions and weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, may disrupt manufacturing or other operations. For example, our Milpitas operations are located near major earthquake fault lines in California. There may also be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms. We have no operations in Russia, Belarus or Ukraine and do not have significant customers or suppliers in any of those countries. Consequently, to date, our operations have not been materially adversely affected by Russia’s invasion of Ukraine. However, if the Russia-Ukraine conflict escalates and/or the U.S. and other jurisdictions impose additional sanctions on Russia and its supporters, there could be a disruption to the global economy and/or supply chains that could adversely affect our business. For example, components used in certain of our products use raw materials that may be sourced from Russia and Ukraine; if supply of those materials is disrupted it could adversely impact our ability manufacture and sell those products, which could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office building is located at 16 Jonspin Road in Wilmington, Massachusetts. We own our Milpitas and Richardson facilities and lease facilities for corporate, engineering, manufacturing, sales and service-related purposes in the United States and nine other countries - China, Japan, South Korea, Singapore, Taiwan, Malaysia, Vietnam, Germany and France. The following table indicates the location, the general purpose and the square footage of our material facilities. Our leases expire at various times through July 1, 2029.

Location	Facility Purpose	Approximate Square Footage
Wilmington, Massachusetts	Corporate Headquarters, Engineering, Manufacturing and Service	77,500
Milpitas, California	Engineering, Manufacturing, Service and Administration	134,000
Budd Lake, New Jersey	Engineering, Service and Administration	49,000
Bloomington, Minnesota	Engineering, Manufacturing, Service and Administration	98,600
Bend, Oregon	Engineering and Service	12,700
Hillsboro, Oregon	Engineering and Service	10,000
Richardson, Texas	Engineering	21,000
Snoqualmie, Washington	Engineering and Service	20,300
Tucson, Arizona	Engineering, Manufacturing and Service	18,900
Taiwan	Sales and Service	37,700
China	Sales, Service and Engineering	34,300
South Korea	Sales and Service	21,900
Japan	Sales and Service	9,000
Singapore	Sales and Service	9,800

We also lease office space for other smaller sales and service offices in several locations throughout the world.

We believe that our existing facilities and capital equipment are adequate to meet our current requirements and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Matters” in Note 8, “Commitments and Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $0.01 par value per share, is quoted on the New York Stock Exchange (“NYSE”) under the symbol “ONTO.” As of February 6, 2023, there were approximately 113 stockholders of record. Prior to the 2019 Merger, Nanometrics’ common stock was quoted on the Nasdaq Global Select Market under the symbol “NANO” and Rudolph’s common stock was quoted on the NYSE under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and the industry specific index, PHLX Semiconductor Index, for the period commencing on December 31, 2017 and ending on December 31, 2021. Historical data for Onto Innovation in the line graph for the period commencing on December 31, 2017 and ending on October 25, 2019 reflects the cumulative return to the stockholders of Nanometrics.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2017 in the Company’s common stock and in each index. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.

	12/17	12/18	12/19	12/20	12/21	12/22
Onto Innovation Inc.	100.0	109.7	146.6	190.7	406.0	273.1
NYSE Composite	100.0	91.1	114.3	122.3	147.5	133.8
PHLX Semiconductor	100.0	94.0	153.4	235.7	336.7	219.3

We have never declared or paid a cash dividend on our common stock and we currently do not intend to do so. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows us to repurchase up to $100 million worth of shares of our common stock. Repurchases may be made through both public market and private transactions from time to time. During the twelve months ended December 31, 2022, we repurchased 1.0 million, shares of common stock under the repurchase authorization and those shares were subsequently retired. At December 31, 2022, there was $34.8 million available for future share repurchases under the share repurchase authorization.

For further information, see Note 16 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and twelve months ended December 31, 2022, we withheld 4 thousand and 107 thousand shares through net share settlements, respectively. For the three and twelve month periods ended December 31, 2022, net share settlements cost $0.3 million and $8.9 million, respectively. Please refer to Note 10 of the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended December 31, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2, 2022 - October 31, 2022	667	$62.15	665	$47,137
November 1, 2022 - November 30, 2022	109	$66.71	105	$39,961
December 1, 2022 - December 31, 2022	79	$66.81	76	$34,773
Three Months Ended December 31, 2022	855	$63.16	846

[1] Includes shares withheld through net share settlements.

Item 6. [Reserved]

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Year Ended
	December 31,	January 1,
	2022	2022
Revenue	$1,005,183	$788,899
Gross profit	$539,221	$429,086
Gross profit as a percent of revenue	54%	54%
Total operating expenses	$302,507	$272,679
Net income	$223,334	$142,349
Diluted earnings per share	$4.49	$2.86
•
In fiscal 2022, revenue increased 27% compared to fiscal 2021, primarily due to an increase in sales to memory customers in advanced nodes applications and OSAT customers in specialty device and advanced packaging applications, partially offset by an increase in sales to foundry customers for advanced node applications.
•
Gross margin as a percentage of revenue was relatively flat at 54% for both fiscal 2022 and 2021 years. This was primarily driven by increased revenue volume, offset by unfavorable product mix and increased manufacturing costs due to inflationary pressures.
•
The increase in operating expenses in fiscal 2022 compared to fiscal 2021 was primarily due to increases in research and development, and sales and marketing expenses related to increased headcount, travel expenses and the write-off of purchased in process research and development assets.

Our cash, cash equivalents and marketable securities balance increased to $547.8 million at the end of fiscal 2022 compared to $511.3 million at the end of fiscal 2021. This increase was primarily the result of $136.7 million of cash generated from operating activities. This source of cash was partially offset of $65.3 million of cash used for the purchase of our common stock, $18.4 million used for capital expenditures and $4.6 million used for the purchase of acquired research and development assets.

The demand environment, particularly in memory and advanced nodes, has weakened, and as a result, we expect a reduction in wafer fabrication equipment spending in fiscal year 2023. We expect the regulatory conditions, and the slowing economic environment, to negatively impact our financial results in fiscal year 2023. We believe that the semiconductor industry macroeconomics have not changed and anticipate that the industry’s long-term growth projections will normalize, but in the short-term, the industry is seeing volatility and disruption due to inflationary pressures, geopolitical unrest and the lingering effects of the pandemic.

Key Events

Expanded U.S. Export Controls

In October 2022, BIS issued the October 2022 Export Controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. The October 2022 Export Controls include restrictions on certain semiconductor integrated circuits, commodities containing such integrated circuits, and semiconductor manufacturing equipment and restrict the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China. The primary impact of the October 2022 Export Controls on Onto Innovation is that we are now required to obtain a license to do business with certain Chinese customers that produce certain advanced computing integrated circuits. The October 2022 Export Controls also expanded the scope of foreign-produced items subject to license requirements to entities on the Entity List that are located in China. In 2022, BIS also added a number of Chinese companies to the Unverified List and Entity List, including Yangtze Memory Technologies Co., Ltd.

We may experience a temporary loss of revenues while we apply for licenses needed to continue doing business with certain customers affected by the new export rules. A failure to obtain required license could result in a reduction of anticipated revenues. We have assessed and will continue to assess the impact of the October 2022 Export Controls and the addition of new entities to the Unverified List and Entity List on our business, financial condition and results of operations. We have estimated these new restrictions will negatively impact our revenue by approximately $80.0 million for fiscal year 2023.

Impact of COVID-19 and the Global Semiconductor Supply Shortage

To date, the COVID-19 pandemic has disrupted the way that we conduct business but has not had a material adverse impact on our operations. We have experienced some delays in customer deliveries. Additionally, we are impacted by the global shortage in electronic components and inflationary pressures. Our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions, which have resulted in long lead times, rising prices and supply chain disruptions. We expect supply chain shortages as well as inflationary cost pressures to persist into fiscal year 2023. While demand for our products has remained strong, further disruptions to our supply chain in connection with the sourcing of materials, inflationary pressures, equipment and engineering support, and services from geographic areas that have been impacted by COVID-19 may pose risks to our business, results of operations and financial condition. We are continuing to serve our customers while taking appropriate precautionary measures to provide a safe work environment for our employees and customers.

For a discussion of certain risks related to the international nature of our business and our operations and the COVID-19 pandemic and the resulting economic impact and supply chain issues, see Part I, Item 1A – Risk Factors of this 2022 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.4%	45.6%	50.0%
Gross profit	53.6%	54.4%	50.0%
Operating expenses:
Research and development	11.2%	12.2%	15.2%
Sales and marketing	6.5%	7.3%	8.6%
General and administrative	6.9%	8.6%	11.7%
Amortization	5.5%	6.5%	9.7%
Total operating expenses	30.1%	34.6%	45.2%
Operating income	23.5%	19.8%	4.8%
Interest income, net	0.5%	0.1%	0.5%
Other expense, net	—%	(0.2)%	(0.5)%
Income before provision (benefit) for income taxes	24.0%	19.7%	4.8%
Provision (benefit) for income taxes	1.8%	1.7%	(0.7)%
Net income	22.2%	18.0%	5.5%

Results of Operations for 2022, 2021 and 2020

Revenue. Our revenue is derived from the sale of our systems and software, spare parts, and services. Our revenue was $1,005.2 million, $788.9 million and $556.5 million for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, respectively. This represents an increase of 27.4% from 2021 to 2022 and an increase of 41.8% from 2020 to 2021.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended
	December 31, 2022		January 1, 2022		December 26, 2020
Systems and software	$865,707	86%	$669,114	85%	$450,459	80%
Parts	84,266	8%	72,753	9%	65,444	12%
Services	55,210	6%	47,032	6%	40,593	8%
Total revenue	$1,005,183	100%	$788,899	100%	$556,496	100%

Total systems and software revenue increased $196.6 million for the year ended December 31, 2022, as compared to the year ended January 1, 2022, primarily due to an increase in overall demand for our products from semiconductor industry customers, particularly in advanced nodes applications, and specialty devices and advanced packaging. The year-over-year change in systems revenue was primarily due to an increase in units shipped in our metrology and inspection product lines. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls. During fiscal 2022, the increase in parts and services revenue was primarily due to increased spending by our customers on system upgrades and repairs of existing systems.

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

The following table sets forth, for the periods indicated, our revenue by geographic region as percentages of our revenue.

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Revenue	$1,005,183	$788,899	$556,496
China	25%	19%	22%
South Korea	22%	20%	16%
Taiwan	20%	25%	22%
United States	12%	16%	15%
Europe	8%	8%	9%
Japan	6%	8%	11%
Southeast Asia	7%	4%	5%
Total revenue	100%	100%	100%

The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continue to occur in this region and we expect that trend to continue.

Gross Profit. Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, inventory step-up from purchase accounting, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $539.2 million, $429.1 million and $278.5 million for the years ended December 31, 2022, January 1, 2022, and December 26, 2020, respectively. Our gross profit represented 53.6%, 54.4% and 50.0% for the years ended December 31, 2022, January 1, 2022, and December 26, 2020, respectively. The decrease in gross profit as a percentage of revenue from 2021 to 2022 was primarily due to continued supply chain cost increases in the 2022 fiscal period, partially offset by higher factory utilization associated with increased sales volume during the 2022 fiscal period. The increase in gross profit as a percentage of revenue from 2020 to 2021 was primarily due to higher factory utilization associated with stronger sales levels in the 2021 fiscal period, inventory reserve charges for a discontinued product line and the sale of inventory written-up to fair value upon the 2019 Merger in the 2020 fiscal period. This increase in gross profit was partially offset by supply chain cost increases in the 2021 fiscal period.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained, and intend to continue, our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our intellectual property. Our research and development expenses were $112.0 million, $96.1 million and $84.6 million in fiscal years 2022, 2021 and 2020, respectively. The year-over-year dollar increase from 2021 through 2022 was primarily due to increased costs related to new product initiatives, increased headcount and the write-off of purchased in process research and development assets. The year-over-year dollar increase from 2020 through 2021 was primarily due to increased costs related to new product initiatives and increased variable compensation plan costs. We continue to maintain our commitment to investing in new product development and enhancement to existing products.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses. Our sales and marketing expenses were $65.7 million, $57.2 million and $48.1 million in fiscal years 2022, 2021 and 2020, respectively. The year-over-year dollar increase from 2021 through 2022 was primarily due to increased headcount, including variable compensation plan costs and higher travel related expenses. The year-over-year dollar increase from 2020 through 2021 was primarily due to increased personnel costs, including variable compensation plan costs.

•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $69.6 million, $68.0 million and $65.3 million in fiscal years 2022, 2021 and 2020, respectively. The year-over-year dollar increase from 2021 through 2022 was primarily due to increased headcount, including variable compensation plan costs. The year-over-year dollar increase from 2020 through 2021 was primarily due to increased personnel costs, including variable compensation plan costs.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets, primarily purchased technology, was $55.3 million, $51.4 million and $53.7 million in fiscal years 2022, 2021 and 2020, respectively. The year-over-year dollar increase from 2021 through 2022 was primarily due to a full year of amortization being included in the 2022 fiscal period for IPR&D that became classified as identifiable intangible assets in second half of 2021. The year-over-year dollar decrease from 2020 through 2021 was primarily due to certain intangible assets becoming fully amortized, partially offset by amortization for newly acquired intangible assets in 2021.

Interest income, net. In fiscal years 2022, 2021 and 2020, net interest income was $5.0 million, $1.2 million and $2.9 million, respectively. The increase in net interest income from 2021 to 2022 was due to higher average balances and higher interest rates during the 2022 period. The decrease in net interest income from 2020 to 2021 was due to lower interest rates during the 2021 period.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Income before provision (benefit) for income taxes	$241.6	$155.7	$26.9
Provision (benefit) for income taxes	$18.3	$13.3	$(4.2)
Effective tax rate	7.6%	8.6%	(15.5)%

The income tax provision differs from the federal statutory income tax rate of 21% for 2022 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $25.4 million, excess benefits related to stock compensation of $3.5 million, tax benefits for research and development credits of $7.1 million, and a one-time benefit of $1.5 million related to the recognition of a tax benefit associated with the lapse of a statute of limitations. These benefits were partially offset by the inclusion of U.S. tax on foreign source income of $1.4 million and non-deductible officer’s compensation of $1.9 million.

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

Beginning in 2022, the TCJA eliminates the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years for U.S. incurred expenditures and fifteen years for non-U.S. expenditures pursuant to IRC Section 174. Although Congress has considered legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will continue to reduce our cash flows for 2023. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

At December 31, 2022, we had $547.8 million of cash, cash equivalents and marketable securities and $974.3 million in working capital. At January 1, 2022, we had $511.3 million of cash, cash equivalents and marketable securities and $793.6 million in working capital.

Net cash and cash equivalents provided by operating activities for the years ended December 31, 2022, January 1, 2022 and December 26, 2020 totaled $136.7 million, $175.3 million and $106.0 million, respectively.

•
Cash provided by operating activities decreased in fiscal 2022 compared to fiscal 2021 primarily due to an increase in inventories of $36.7 million, an increase in accounts receivable of $37.3 million, an increase in income taxes of $6.3 million, and an increase in prepaid expenses and other assets of $4.2 million, partially offset by higher net income, adjusted to exclude the effect of non-cash charges, of $67.3 million, an increase in accounts payable of $11.0 million and an increase in accrued and other liabilities of $10.4 million.
•
Cash provided by operating activities increased in fiscal 2021 compared to fiscal 2020 primarily due to higher net income, adjusted to exclude the effect of non-cash charges of $91.2 million, an increase in accrued and other liabilities of $3.8 million and an increase in income taxes of $2.5 million, partially offset by an increase in inventories of $14.7 million, an increase in prepaid expenses and other assets of $12.2 million and an increase in accounts receivable of $2.0 million.

Net cash and cash equivalents used in investing activities for the years ended December 31, 2022, January 1, 2022 and December 26, 2020 was $55.7 million, $141.8 million and $48.6 million, respectively.

•
During the year ended December 31, 2022, net cash used in investing activities included purchases of marketable securities, net of proceeds from sales of marketable securities of $32.6 million, purchase of business net of cash acquired of $4.6 million, and purchases of property, plant and equipment of $18.4 million.
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

Net cash used in financing activities was $68.4 million and $53.7 million for the year ended December 31, 2022 and December 26, 2020, respectively. For the year ended January 1, 2022 financing activities provided $2.7 million.

•
During the year ended December 31, 2022, financing activities primarily used cash for repurchases of common stock of $65.3 million, tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $8.9 million and payments related to contingent consideration for acquired business of $2.3 million, partially offset by proceeds from sale of shares through share-based compensation plans of $8.1 million.
•
During the year ended January 1, 2022, financing activities provided cash from shares issued through share-based compensation plans of $10.1 million, partially offset by cash used to pay taxes related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $7.4 million.
•
During the year ended December 26, 2020, financing activities used cash primarily to purchase shares of our common stock under the share repurchase authorization of $52.0 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock. In the first quarter of 2021, the Company acquired Inspectrology, LLC for $24.0 million in cash.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows us to repurchase up to $100 million worth of shares of our common stock. Repurchases may be made through both public market and private transactions from time to time. During the twelve months ended December 31, 2022, we repurchased 1.0 million shares of common stock under this repurchase authorization and those shares were subsequently retired. At December 31, 2022, there was $34.7 million available for future share under this share repurchase authorization.

For further information regarding our share repurchases, see Note 16 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. As of December 31, 2022, the available line of credit was approximately $108.4 million with an available interest rate of 6.0%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. To date, we have not utilized the line of credit.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur (dollars in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$25,232	$6,876	$10,946	$4,891	$2,519
Purchase obligations (1)	417,148	348,984	68,165	—	—
Total	$442,380	$355,860	$79,111	$4,891	$2,519
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

Revenue from software licenses, which is primarily sold without systems, is recognized upfront at the point in time when the software is made available to the customer. Software licenses provide the customer with limited rights to use the software. Revenue from licensing support and maintenance is recognized as the support and maintenance are provided, which is over the contract period.

Revenue from parts is recognized when we transfer control of the product, which typically occurs when we ship the product from our facilities to the customer.

Revenue from services primarily consists of service contracts, which provide additional maintenance coverage beyond our assurance warranty on our products, service labor, consulting and training. Revenue from service contracts is recognized ratably over the term of the service contract. Revenue from service labor and consulting is recognized as services are performed.

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

Goodwill and Indefinite Lived Intangible Assets. Goodwill is tested for impairment during the fourth quarter, or whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company has three reporting units and one operating segment. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

Long-Lived Assets and Finite-Lived Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements. No such indicators were noted in 2022, 2021 or 2020.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2022 and January 1, 2022, we had recorded valuation allowances of $11.8 million and $10.9 million on certain of our deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized. We evaluated the realizability of the deferred tax assets based on positive earnings as well as the projected earnings in future years and believe it is more likely than not that the substantial majority of our deferred tax asset will be realized in the future years. We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2022, a hypothetical increase of 100 basis points in interest rates would result in a decrease of $2.0 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on revenues denominated in Japanese yen. These forward contracts are not designated as accounting hedges, so the change in fair value of the forward exchange contracts is recognized under the caption “Other expense, net” in the Consolidated Statements of Operations for each reporting period. As of December 31, 2022, and January 1, 2022, we had six and seven outstanding forward contracts, respectively, with a total notional contract value of $27.9 million and $32.3 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2022. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended December 31, 2022 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2022, as stated in its attestation report included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 9, 2023, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated by reference to the information under the headings “Proposal 1: Election of Directors,” “Executive Officers” and “Corporate Governance Principles and Practices” in the Proxy Statement. Information regarding compliance with Section 16 of the Exchange Act is incorporated by reference to the information under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement, if any.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the headings “Executive Officer Compensation,” “Compensation of Directors,” “Executive Officer Compensation Tables,” “Compensation Committee Report on Executive Officer Compensation,” “Stock Ownership/Retention Guidelines for Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the headings “Related Persons Transaction Policy” and “Board Independence” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)
The following documents are filed as part of this Form 10-K:
1.
Financial Statements

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-9 of this report. The Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-4 of this report.

2.
Financial Statement Schedule

See Index to financial statements on page F-1 of this report.

3.
Exhibits

Exhibits are as set forth in the “Exhibit Index”, provided below. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Nanometrics Incorporated, Rudolph Technologies, Inc. and PV Equipment Inc.	8-K	000-13470	June 24, 2019	2.1
3.1	Amended and Restated Certificate of Incorporation of Onto Innovation Inc.	8-K	001-39110	October 28, 2019	3.2
3.2	Amended and Restated Bylaws of Onto Innovation Inc.	8-K	001-39110	January 27, 2020	3.1
4.1	Form of Common Stock Certificate	10-K	001-39110	February 25, 2020	4.1
4.2	Description of Securities	10-K	001-39110	February 25, 2020	4.2
10.1*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan	DEF14A	000-13470	April 4, 2017	Appendix B
10.1.1*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-13470	March 24, 2015	99.1
10.1.2*	Nanometrics Incorporated Amended and Restated 2005 Equity Incentive Plan forms of Stock Option and Restricted Stock Unit Agreements	10-K	000-13470	March 13, 2008	10.8
10.2*	Rudolph Technologies, Inc. 2009 Stock Plan	DEFR14A	000-27965	May 8, 2009	Appendix A
10.2.1*	Amended form of Employee Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan	10-Q	001-36226	August 3, 2017	10.12
10.3*	Rudolph Technologies, Inc. 2018 Stock Plan	8-K	001-36226	May 16, 2018	10.1
10.3.1*	Form of Employee Performance Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan	10-Q	001-36226	August 2, 2018	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.4*	Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.4.2*	Form of Employee Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.4.3*	Form of Director Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.4.5*	Form of Employee Restricted Stock Unit Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	August 5, 2021	10.1
10.4.6*	Form of Director Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	August 5, 2021	10.1
10.4.7*	Form of Employee Performance Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	August 5, 2021	10.1
10.4.8*	Form of Employee Incentive Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	November 4, 2021	10.1
10.5*	Onto Innovation Inc. 2020 Employee Stock Purchase Plan	S-8	333-238492	May 19, 2020	10.2
10.6*	Form of Indemnification Agreement	8-K	001-39110	November 6, 2019	10.1
10.7*	Form of Onto Innovation Inc. Indemnification Agreement	8-K	001-39110	September 13, 2021	10.1
10.8*	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth as restated and amended on July 29, 2014.	10-Q	001-36226	August 6, 2014	10.2
10.9*	Employment Agreement, dated as of November 9, 2015, by and between Rudolph Technologies, Inc. and Michael Plisinski.	8-K	001-36226	November 9, 2015	10.1
10.10*	Offer Letter to Yoon Ah E. Oh, dated October 4, 2021, by and between Yoon Ah E. Oh and Onto Innovation Inc.	10-Q	001-39110	May 3, 2022	10.1
10.11*	Offer Letter to Mark Slicer, dated April 1, 2022, by and between Mark Slicer and Onto Innovation Inc.	8-K	001-39110	May 17, 2022	10.1
10.12*	Executive Change in Control Agreement, dated July 5, 2022, by and between Onto Innovation Inc. and Yoon Ah Oh	10-Q	001-39110	November 10, 2022	10.1
10.13*+	Form of Executive Change in Control Agreement	―	―	―	―

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
21.1+	Subsidiaries.	―	―	―	―
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	―	―	―	―
31.1+	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
31.2+	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	―	―	―	―
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
+	Filed herewith.

ONTO INNOVATION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Onto Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onto Innovation Inc. (the Company) as of December 31, 2022, and January 1, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

Reserve for Excess and Obsolete Inventory

Description of the Matter

As described in Notes 2 and 7 to the consolidated financial statements, the Company records inventory net of a reserve for excess and obsolete inventory resulting in net inventories of $324.3 million as of December 31, 2022. The valuation of certain of the Company's inventory is subject to risks associated with supply and demand. As described in Note 2 to the consolidated financial statements, the Company maintains reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about historical and future demand for the Company’s products and market conditions

Auditing management’s estimate of the excess and obsolete inventory reserve was subjective and required significant judgment as the excess and obsolete inventory reserve is sensitive to changes in the Company’s operations and assumptions used to estimate the reserve including management’s assumptions with regards to product life-cycles, product demand and market conditions, which includes historical usage, expected future usage, on-hand quantities of individual materials, and anticipated engineering design changes or advancements.

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

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Onto Innovation Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Onto Innovation Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Onto Innovation Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 24, 2023

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Revenue	$1,005,183	$788,899	$556,496
Cost of revenue	465,962	359,813	278,043
Gross profit	539,221	429,086	278,453
Operating expenses:
Research and development	111,953	96,118	84,584
Sales and marketing	65,688	57,235	48,136
General and administrative	69,582	67,960	65,310
Amortization	55,284	51,366	53,746
Total operating expenses	302,507	272,679	251,776
Operating income	236,714	156,407	26,677
Interest income, net	5,011	1,163	2,899
Other expense, net	(141)	(1,888)	(2,708)
Income before provision (benefit) for income taxes	241,584	155,682	26,868
Provision (benefit) for income taxes	18,250	13,333	(4,157)
Net income	$223,334	$142,349	$31,025
Earnings per share:
Basic	$4.52	$2.89	$0.63
Diluted	$4.49	$2.86	$0.63
Weighted average number of shares outstanding:
Basic	49,424	49,242	49,136
Diluted	49,764	49,728	49,475

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Net income	$223,334	$142,349	$31,025
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	(2,447)	(537)	123
Change in currency translation adjustments	(8,879)	(2,715)	5,043
Total other comprehensive income (loss), net of tax	(11,326)	(3,252)	5,166
Total comprehensive income	$212,008	$139,097	$36,191

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2022	January 1, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$175,872	$169,602
Marketable securities	371,912	341,741
Accounts receivable, less allowance of $1,572 at December 31, 2022 and $1,303 at January 1, 2022	241,395	177,205
Inventories	324,282	243,108
Prepaid expenses and other current assets	21,411	16,433
Total current assets	1,134,872	948,089
Property, plant and equipment, net	91,980	82,094
Goodwill	315,811	315,811
Identifiable intangible assets, net	222,197	277,281
Deferred income taxes	4,778	4,822
Other assets	25,225	21,716
Total assets	$1,794,863	$1,649,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,526	$53,345
Accrued liabilities	48,836	43,042
Deferred revenue	30,163	29,979
Other current liabilities	27,033	28,160
Total current liabilities	160,558	154,526
Deferred and other tax liabilities	7,366	40,281
Other non-current liabilities	30,513	28,951
Total liabilities	198,437	223,758
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 97,000 shares authorized, 48,684 and 49,300 issued and outstanding at December 31, 2022 and January 1, 2022, respectively.	49	49
Additional paid-in capital	1,243,631	1,256,179
Accumulated other comprehensive income	(10,010)	1,316
Accumulated earnings	362,756	168,511
Total stockholders’ equity	1,596,426	1,426,055
Total liabilities and stockholders’ equity	$1,794,863	$1,649,813

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Cash flows from operating activities:
Net income	$223,334	$142,350	$31,025
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	9,378	14,435	13,832
Amortization of intangibles	55,284	51,366	53,746
Share-based compensation	24,426	19,542	17,662
Write-off of acquired in-process research and development	5,652	—	—
Acquired inventory step-up amortization	—	393	10,678
Provision for inventory valuation	9,313	8,175	14,703
Deferred income taxes	(33,601)	(12,618)	(11,631)
Other, net	(563)	2,267	4,711
Change in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(65,140)	(27,829)	(25,816)
Income taxes	(5,006)	1,307	(1,196)
Inventories	(93,905)	(57,175)	(42,409)
Prepaid expenses and other assets	(4,954)	(768)	11,409
Accounts payable	1,181	12,142	11,403
Accrued and other liabilities	11,304	21,694	17,867
Net cash and cash equivalents provided by operating activities	136,703	175,281	105,984
Cash flows from investing activities:
Purchases of marketable securities	(371,287)	(361,022)	(313,027)
Proceeds from maturities and sales of marketable securities	338,645	255,063	265,409
Purchases of property, plant and equipment	(18,405)	(12,039)	(3,829)
Acquisitions, net of cash acquired	(4,644)	(23,795)	—
Cash received from convertible note receivable	—	—	2,848
Net cash and cash equivalents used in investing activities	(55,691)	(141,793)	(48,599)
Cash flows from financing activities:
Purchases of common stock	(65,257)	—	(52,000)
Tax payments related to shares withheld for share-based compensation plans	(8,874)	(7,403)	(4,052)
Payment of contingent consideration for acquired business	(2,287)	—	(569)
Issuance of shares through share-based compensation plans	8,068	10,073	2,919
Net cash and cash equivalents provided by (used in) financing activities	(68,350)	2,670	(53,702)
Effect of exchange rate changes on cash and cash equivalents	(6,391)	(3,276)	2,364
Net increase in cash and cash equivalents	6,270	32,882	6,047
Cash and cash equivalents at beginning of year	169,602	136,720	130,673
Cash and cash equivalents at end of year	$175,872	$169,602	$136,720

Supplemental disclosure of cash flow information:
Income taxes paid, net	$58,687	$23,766	$6,415

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022,

January 1, 2022 and December 26, 2020

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings /
	Shares	Amount	Capital	Income / (Loss)	(Deficit)	Total
Balance at December 31, 2019	50,184	$50	$1,269,437	$(598)	$(4,863)	$1,264,026
Issuance of shares through share- based compensation plans, net	668	1	2,918	—	—	2,919
Repurchase of common stock	(1,882)	(2)	(51,998)	—	—	(52,000)
Net income	—	—	—	—	31,025	31,025
Share-based compensation	—	—	17,662	—	—	17,662
Share-based compensation plan withholdings	(118)	—	(4,052)	—	—	(4,052)
Other	(94)	—	—	—	—	—
Currency translation	—	—	—	5,043	—	5,043
Unrealized gain on investments	—	—	—	123	—	123
Balance at December 26, 2020	48,758	49	1,233,967	4,568	26,162	1,264,746
Issuance of shares through share- based compensation plans, net	650	—	10,072	—	—	10,072
Net income	—	—	—	—	142,349	142,349
Share-based compensation	—	—	19,542	—	—	19,542
Share-based compensation plan withholdings	(108)	—	(7,402)	—	—	(7,402)
Currency translation	—	—	—	(2,715)	—	(2,715)
Unrealized loss on investments	—	—	—	(537)	—	(537)
Balance at January 1, 2022	49,300	49	1,256,179	1,316	168,511	1,426,055
Issuance of shares through share- based compensation plans, net	509	1	8,067	—	—	8,068
Repurchase of common stock	(1,018)	(1)	(36,167)	—	(29,089)	(65,257)
Net income	—	—	—	—	223,334	223,334
Share-based compensation	—	—	24,426	—	—	24,426
Share-based compensation plan withholdings	(107)	—	(8,874)	—	—	(8,874)
Currency translation	—	—	—	(8,879)	—	(8,879)
Unrealized loss on investments	—	—	—	(2,447)	—	(2,447)
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426

The accompanying notes are an integral part of these consolidated financial statements

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.
Organization and Nature of Operations:

Onto Innovation Inc. (“Onto Innovation” or the “Company”) is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspection and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. The Company delivers comprehensive solutions throughout the semiconductor fabrication process with our families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. The Company provides process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” manufacturing, and in device packaging and test facilities, commonly referred to as “back-end” manufacturing. The Company’s advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings. Onto Innovation’s systems are backed by worldwide customer service and applications support. The Company has branch sales and service offices or subsidiaries in Korea, Japan, China, Taiwan, Singapore, Malaysia, Vietnam and in several countries in Europe. The Company operates in a single reportable segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

2.
Summary of Significant Accounting Policies:

Consolidation. The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Fiscal Year. The fiscal year of 2022 began on January 2, 2022 and ended December 31, 2022. The fiscal year of 2021 began on December 27, 2020 and ended January 1, 2022. The fiscal year of 2020 began on January 1, 2020 and ended December 26, 2020.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Revenue from software licenses provides the customer with a right to use the software as it exists when made available to the customer. Revenue from software licenses, which is primarily sold with our systems, is recognized upfront at the point in time when the software is made available to the customer. Revenue from licensing support and maintenance is recognized as the support and maintenance are provided, which is over the contract period.

Parts Revenue

Revenue from parts is recognized when the Company transfers control of the product, which typically occurs when the Company ships the product from its facilities to the customer.

Services Revenue

Revenue from services primarily consists of service contracts, which provide additional maintenance coverage beyond the Company’s assurance warranty on its products, service labor, consulting and training. Revenue from service contracts is recognized ratably over the term of the service contract. Revenue from service labor and consulting is recognized as services are performed. Revenue from installation services is recognized at a point in time when installation is complete.

Practical Expedients

The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses.

The Company does not adjust the amount of consideration for the effects of a significant financing components, if any, as the payment terms are one year or less.

The Company does not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognizes revenue in the amount to which it has the right to invoice.

For additional information on the Company’s revenue recognition, see Note 9 of Notes to the Consolidated Financial Statements.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

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

For additional information on the Company’s marketable securities, see Note 4 of Notes to the Consolidated Financial Statements.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

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

Long-Lived Assets and Finite-Lived Acquired Intangible Assets. Long-lived assets, such as property, plant, and equipment, and identifiable acquired intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. There were no impairments of long-lived assets for the years ended December 31, 2022, January 1, 2022 and December 26, 2020.

Goodwill and Indefinite Lived Intangible Assets. Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company has three reporting units and one operating segment. No goodwill impairment occurred in fiscal years 2022, 2021, or 2020. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

There was no impairment of goodwill or IPR&D for the years ended December 31, 2022, January 1, 2022 and December 26, 2020.

For additional information on the Company’s goodwill and purchased intangible assets, see Note 5 of Notes to the Consolidated Financial Statements.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

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

For additional information on the Company’s income taxes, see Note 12 of Notes to the Consolidated Financial Statements.

Translation of Foreign Currencies. The Company’s international branches and subsidiaries primarily generate and expend cash in their local functional currency. Accordingly, all balance sheet accounts of these local functional currency branches and subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period. The resulting translation adjustments are recorded as cumulative translation adjustments and are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $7,115 and $1,764 as of December 31, 2022 and January 1, 2022, respectively.

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

For additional information on the Company’s share-based compensation plans, see Note 10 of Notes to the Consolidated Financial Statements.

Research and Development Costs. Expenditures for research and development are expensed as incurred.

Derivative Instruments and Hedging Activities. The Company’s policy is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows for the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values, in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, euros, Korean won, Taiwanese dollars, Chinese renminbi, Singapore dollars and Israeli shekel), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These hedge contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2022 and January 1, 2022 were as follows:

	December 31,	January 1,
	2022	2022
Notional amount	$27,923	$32,293
Fair value of liability	135	26

During the years ended December 31, 2022 and January 1, 2022, the Company recognized losses of $3,487 and $1,650 on maturities of forward contracts, respectively. During the year ended December 26, 2020, the Company recognized a gain of $510 on maturities of forward contracts. The aggregate notional amounts of matured contracts were $365,985, $420,460 and $373,749 for 2022, 2021 and 2020, respectively.

Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies, including certain legal proceedings, lawsuits and other claims. The Company accrues for a loss contingency when it concludes that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. If the Company concludes that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. The Company expenses as incurred the costs of defending legal claims against the Company. The Company does not recognize gain contingencies until realized. See Note 8 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” for a detailed description.

Recent Accounting Pronouncements.

Recently Adopted and Issued

Recently adopted and issued accounting guidance is not applicable or did not have, or is not expected to have, a material impact to the Company.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2022 and January 1, 2022:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$178,868	$—	$178,868	$—
Asset-backed securities	1,534	—	1,534	—
Certificates of deposit	52,095	—	52,095	—
Commercial paper	80,079	—	80,079	—
Corporate bonds	59,335	—	59,335	—
Total assets	$371,912	$—	$371,912	$—
Liabilities:
Foreign currency forward contracts	135	$—	135	$—
Total liabilities	$135	$—	$135	$—

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 1, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$170,980	$—	$170,980	$—
Asset-backed securities	2,009	—	2,009	—
Certificates of deposit	33,192	—	33,192	—
Commercial paper	73,113	—	73,113	—
Corporate bonds	62,447	—	62,447	—
Total assets	$341,741	$—	$341,741	$—
Liabilities:
Foreign currency forward contracts	$26	$—	$26	$—
Total liabilities	$26	$—	$26	$—

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

4.
Marketable Securities:

At December 31, 2022 and January 1, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2022
Municipal notes and bonds	$181,196	$27	$2,355	$178,868
Asset-backed securities	1,555	—	21	1,534
Certificates of deposit	52,190	24	118	52,095
Commercial paper	80,199	16	136	80,079
Corporate bonds	60,334	4	1,003	59,335
Total marketable securities	$375,474	$71	$3,633	$371,912
January 1, 2022
Municipal notes and bonds	$171,203	$38	$261	$170,980
Asset-backed securities	2,009	—	—	2,009
Certificates of deposit	33,200	2	10	33,192
Commercial paper	73,152	2	41	73,113
Corporate bonds	62,634	29	216	62,447
Total marketable securities	$342,198	$71	$528	$341,741

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2022 and January 1, 2022:

	December 31, 2022		January 1, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$311,934	$309,385	$219,353	$219,211
Due after one through five years	63,540	62,527	122,845	122,530
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$375,474	$371,912	$342,198	$341,741

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at December 31, 2022 and January 1, 2022.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Municipal notes and bonds	$96,301	$1,273	$69,159	$1,082
Asset-backed securities	1,555	21	—	—
Certificates of deposit	22,400	118	—	—
Commercial paper	50,550	136	—	—
Corporate bonds	28,975	637	28,769	366
Total marketable securities	$199,781	$2,185	$97,928	$1,448
January 1, 2022
Municipal notes and bonds	$113,790	$262	$—	$—
Certificates of deposit	16,300	10	—	—
Commercial paper	58,681	40	—	—
Corporate bonds	53,661	150	2,587	66
Total marketable securities	$242,432	$462	$2,587	$66

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

5.
Goodwill and Purchased Intangible Assets:

Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. The Company performed its annual assessment in the fourth quarter of fiscal 2022 and concluded that no impairment charge was required.

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance at December 26, 2020	$306,632
Goodwill from Inspectrology acquisition	9,179
Balance at January 1, 2022	315,811
Goodwill adjustment	—
Balance at December 31, 2022	$315,811

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Purchased Intangible Assets

Purchased intangible assets as of December 31, 2022 and January 1, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2022
Finite-lived intangible assets:
Developed technology	$378,197	$205,386	$172,811
Customer and distributor relationships	73,321	30,195	43,126
Trademarks and trade names	14,171	7,911	6,260
Total identifiable intangible assets	$465,689	$243,492	$222,197

January 1, 2022
Finite-lived intangible assets:
Developed technology	$377,997	$155,976	$222,021
Customer and distributor relationships	73,321	25,608	47,713
Trademarks and trade names	14,171	6,624	7,547
Total identifiable intangible assets	$465,489	$188,208	$277,281

Intangible asset amortization expense amounted to $55,284, $51,366 and $53,746 for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $54,823 for 2023, $49,137 for 2024, $32,587 for 2025, $31,394 for 2026 and $23,173 for 2027.

6.
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

Lease costs for operating leases were $6,368 and $5,964 for the years ended December 31, 2022 and January 1, 2022, respectively. Operating lease costs are generally recognized over the lease term. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Details of the Company’s operating leases are as follows:

	Year Ended
Cash Flow Information	December 31, 2022	January 1, 2022
Cash paid for operating lease liabilities	$6,368	$6,247
Right-of-use assets obtained in exchange for operating lease liabilities	$9,295	$304

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

	December 31,	January 1,
Operating Lease Information	2022	2022
Weighted average remaining lease term	4.5	5.3
Weighted average discount rate	3.8%	4.5%

As of December 31, 2022, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of operating leases to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2022 is as follows:

Fiscal Year
2023	$6,721
2024	5,799
2025	4,646
2026	2,905
2027	1,905
Thereafter	2,399
Total undiscounted operating lease payments	24,375
Less: imputed interest	2,030
Present value of operating lease liabilities	$22,345

7.
Balance Sheet Components:

Inventories

Inventories are comprised of the following:

	December 31,	January 1,
	2022	2022
Materials	$231,029	$157,343
Work-in-process	69,072	60,415
Finished goods	24,181	25,350
Total inventories	$324,282	$243,108

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	December 31,	January 1,
	2022	2022
Land and building	$50,344	$48,297
Machinery and equipment	56,924	50,226
Furniture and fixtures	2,949	2,534
Computer equipment and software	15,415	13,856
Leasehold improvements	18,539	13,710
	144,171	128,623
Accumulated depreciation	(52,191)	(46,529)
Total property, plant and equipment, net	$91,980	$82,094

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Other assets

Other assets is comprised of the following:

	December 31,	January 1,
	2022	2022
Operating lease right-of-use assets	$20,746	$17,488
Other	4,479	4,228
Total other assets	$25,225	$21,716

Accrued liabilities

Accrued liabilities is comprised of the following:

	December 31,	January 1,
	2022	2022
Payroll and related expenses	$36,529	$32,581
Warranty	10,890	9,093
Other	1,417	1,368
Total accrued liabilities	$48,836	$43,042

Other current liabilities

Other current liabilities is comprised of the following:

	December 31,	January 1,
	2022	2022
Customer deposits	$12,482	$9,459
Current operating lease obligations	5,678	3,968
Income tax payable	1,910	6,315
Accrued professional fees	968	912
Other	5,995	7,506
Total other current liabilities	$27,033	$28,160

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	December 31,	January 1,
	2022	2022
Non-current operating lease obligations	$16,345	$13,754
Unrecognized tax benefits (including interest)	7,693	7,861
Deferred revenue	2,852	1,693
Other	3,623	5,643
Total non-current liabilities	$30,513	$28,951

8.
Commitments and Contingencies:

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $32,385 of receivables during the year ended December 31, 2022. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at December 31, 2022.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended
	December 31, 2022	January 1, 2022
Balance, beginning of the period	$9,682	$6,485
Accruals	16,040	11,892
Warranty liability assumed from Inspectrology acquisition	—	407
Usage	(13,893)	(9,102)
Balance, end of the period	$11,830	$9,682

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material developments with regard to the Company’s pending material legal proceedings.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleges claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. The relief sought is the award of damages in an amount to be proven at trial, attorney’s fees and cost as well as other relief the court deems just and proper. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. The relief sought is the award of damages in an amount to be proven at trial including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and cost as well as other relief the court deems just and proper. Nanometrics’ complaint was later removed by OSI to the Northern District of California. On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint. On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim. Nanometrics’ motion to dismiss was heard on February 28, 2019. On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger. Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019. On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020. On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020. On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend. Thereafter, on July 7, 2020, OSI filed a Fourth Amended

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Complaint. On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims. On December 1, 2020, the Northern District of California denied this final motion to dismiss and as a result the Company filed its Answer in this matter on December 22, 2020. Discovery is now closed and the trial date is set for December 4, 2023. At this time, the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Open and Committed Purchase Orders

As of December 31, 2022, the Company has open and committed purchase orders of $417,148, of which $348,984 is for less than one year.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of December 31, 2022 was approximately $108,375 with an available interest rate of 6.0%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit to date.

9.
Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended
	December 31, 2022	January 1, 2022
Point-in-time	$958,409	$749,276
Over-time	46,773	39,623
Total revenue	$1,005,183	$788,899

See Note 14 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Consolidated Balance Sheets. As of December 31, 2022 and January 1, 2022, the Company carried a long-term deferred revenue balance of $2,852 and $1,693, respectively, in “other non-current liabilities” on the Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Year Ended
	December 31, 2022	January 1, 2022
Balance, beginning of the period	$31,672	$15,627
Deferred revenue assumed from Inspectrology acquisition	—	386
Deferral of revenue	81,772	69,656
Recognition of deferred revenue	(80,430)	(53,997)
Balance, ending of the period	$33,014	$31,672

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

10.
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

Onto Innovation Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan provides for the grant of 3,744 stock options and other stock awards to employees, directors and consultants at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2020 Plan typically grade vest over a three-year period and expire ten years from the date of grant. Restricted stock units granted under the 2020 Plan typically vest over a three-year period for employees and one year for directors; however, other vesting periods are allowable under the 2020 Plan. Restricted stock units (“RSU”) granted to employees have time based or performance-based vesting. As of December 31, 2022, there were 3,086 shares of common stock available for issuance pursuant to future grants under the 2020 Plan.

Onto Innovation Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the terms of the 2020 ESPP, eligible employees may have up to 10 % of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee pays for each share of stock is 85 % of the lesser of the fair market value of Company common stock at the beginning or the end of the applicable six-month purchase period. The 2020 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a compensatory plan as defined by FASB ASC 718, “Stock Compensation.” Through the Company’s employee stock purchase plans, employees purchased 142, 242 and 91 shares during the twelve months ended December 31, 2022, January 1, 2022 and December 26, 2020, respectively. As of December 31, 2022 and January 1, 2022, there were 1,116 and 1,258, shares available for issuance under the Company’s employee stock purchase plan, respectively.

The following table reflects share-based compensation expense by type of award:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Share-based compensation expense:
Restricted stock units, including all performance and market based awards	$21,729	$17,174	$15,780
Stock options and employee stock purchase options	2,697	2,368	1,882
Total share-based compensation	24,426	19,542	17,662
Tax effect on share-based compensation	5,237	4,255	3,849
Net effect on net income	$19,189	$15,287	$13,813
Effect on earnings per share:
Basic	$(0.39)	$(0.31)	$(0.28)
Diluted	$(0.39)	$(0.31)	$(0.28)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Restricted Stock Units

During fiscal years 2022, 2021 and 2020, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 200% of target. The designated benchmark index was the Philadelphia Semiconductor Sector Index for market-based PRSUs issued in 2022, 2021 and 2020. The stock price performance or market price performance is measured using the closing price for the 20-trading days prior to the dates the performance period begins and ends.

The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,107	$28.89
Granted	498	$34.71
Vested	(498)	$29.46
Forfeited	(143)	$29.99
Nonvested at December 26, 2020	964	$31.37
Granted	338	$69.82
Vested	(441)	$30.90
Forfeited	(96)	$42.40
Nonvested at January 1, 2022	765	$48.25
Granted	410	$82.48
Vested	(373)	$42.87
Forfeited	(59)	$58.98
Nonvested at December 31, 2022	743	$69.01

Of the 743 shares outstanding at December 31, 2022, 644 are service-based RSUs and 99 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2022, 2021, and 2020 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $85.49, $80.04, and $47.86, respectively.

As of December 31, 2022, there was $28,653 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after-tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Matching contributions to the plan totaled $2,965, $2,544 and $2,315 for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, respectively.

11.
Other Expense, Net:

Other expense, net is comprised of the following:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Foreign currency exchange losses, net	$(73)	$(2,020)	$(3,070)
Other	(68)	132	362
Total other expense, net	$(141)	$(1,888)	$(2,708)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

12.
Income Taxes:

The components of income tax expense are as follows:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Current:
Federal	$47,963	$21,791	$1,466
State	987	1,007	371
Foreign	2,901	3,153	5,637
	51,851	25,951	7,474
Deferred:
Federal	(31,622)	(9,475)	(10,355)
State	(1,506)	(540)	(1,036)
Foreign	(473)	(2,603)	(240)
	(33,601)	(12,618)	(11,631)
Total income tax expense (benefit)	$18,250	$13,333	$(4,157)

The income before tax is comprised of the following:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Domestic operations	$239,527	$136,143	$(120)
Foreign operations	$2,057	$19,539	$26,988

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, to income before provision for income taxes as follows:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Federal income tax provision at statutory rate	$50,732	$32,693	$5,642
State taxes, net of federal effect	467	1,066	126
Foreign taxes, net of federal effect	(481)	(3,817)	596
Foreign Derived Intangible Income (“FDII”) Deduction	(25,445)	(11,061)	(4,262)
US tax on foreign source income	1,423	1,721	2,013
Non-deductible officer's compensation	1,910	689	213
Research and development tax credit	(7,146)	(3,607)	(4,858)
Tax impact of audit and statue closures	(1,526)	(1,987)	(2,905)
Impact of the CARES Act	—	(732)	(1,141)
Other	(1,684)	(1,632)	(419)
Provision (benefit) for income taxes	$18,250	$13,333	$(4,157)
Effective tax rate	8%	9%	(16)%

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Deferred tax assets and liabilities are comprised of the following:

	December 31, 2022	January 1, 2022
Deferred tax assets:
Reserves and accruals	$17,231	$15,084
Deferred revenue	3,512	4,729
Share-based compensation	3,942	3,023
Tax credit carryforward	12,197	10,339
Net operating losses	1,643	3,254
Depreciation and amortization	125	368
Operating lease liabilities	4,162	3,575
Other	4,044	2,364
Gross deferred tax assets	46,856	42,736
Less: valuation allowance	(11,772)	(10,948)
Total deferred tax assets after valuation allowance	35,084	31,788
Deferred tax liabilities:
Depreciation and amortization	(32,693)	(63,554)
Operating lease right of use assets	(4,890)	(3,469)
Other	(89)	(224)
Gross deferred tax liabilities	(37,672)	(67,247)
Net deferred tax liabilities	$(2,588)	$(35,459)

At December 31, 2022 and January 1, 2022, the Company had recorded valuation allowances of $11,772 and 10,948, respectively, on a certain portion of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized. The Company maintains a valuation allowance against a portion of its federal and foreign tax credit carryforwards and state net operating losses and research and development credits of $1,601 and $10,171, respectively.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment. In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 31, 2022, the Company relied primarily on the reversal of deferred tax liabilities as well as projected future taxable income.

At December 31, 2022, the Company had tax effected state and foreign net operating loss carryforwards of $1,168 and $475, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates beginning in 2023 through 2037.

At December 31, 2022, the Company had foreign tax credit carryforwards and state research & development credits of $1,601, and $14,797, respectively. The foreign tax credit carryforwards are set to expire at various dates beginning December 31, 2029. The state research & development credits have no expiration dates.

As of December 31, 2022, the Company has provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs. The Company has accrued $82 for additional foreign withholding taxes that may be required from its United Kingdom and China entities in the event of a cash distribution.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

The total amount of unrecognized tax benefits are as follows:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Balance, beginning of the period	$12,373	$13,486	$15,143
Gross increases—tax positions in prior period	456	156	347
Gross decreases—tax positions in prior period	—	(204)	—
Gross increases—current-period tax positions	1,729	1,193	1,048
Closure of audit/statute limitation	(1,548)	(2,258)	(3,052)
Balance, end of the period	$13,010	$12,373	$13,486

The unrecognized tax benefits at December 31, 2022 and January 1, 2022 were $13,010 and $12,373, respectively, of which $7,614 and $7,832, respectively, would be reflected as an adjustment to income tax expense if recognized. The year over year increase from 2021 to 2022 is primarily due to additional unrecognized tax benefits related to federal and state tax exposures, offset by expiring tax statues. It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022, January 1, 2022 and December 26, 2020, the Company recognized approximately $149, $(814) and $(193), respectively, in interest and penalties (benefit) expense associated with uncertain tax positions. As of December 31, 2022 and January 1, 2022, the Company had accrued interest and penalties expense included in the table of unrecognized tax benefits of $628 and $430, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is subject to ordinary statute of limitation rules of three and four years for federal and state returns, respectively. However, due to tax attribute carryforwards, the Company is subject to examination for tax years 2012 forward for U.S. federal tax purposes with respect to carryforward amounts. The Company is also subject to examination in various states for tax years 2003 forward with respect to carryforward amounts. The Company is subject to examination for tax years 2014 forward for various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.

In the normal course of business, the Company is subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes or other taxes against it. Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from the Company’s historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on the Company’s results of operations or cash flows in the period or periods for which that determination is made.
13.
Accumulated Other Comprehensive Income (Loss):

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale debt securities. See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on marketable securities	Accumulated other comprehensive income (loss)
Balance at December 26, 2020	$4,479	$89	$4,568
Net current period other comprehensive income	(2,715)	(537)	(3,252)
Reclassifications	—	—	—
Balance at January 1, 2022	1,764	(448)	1,316
Net current period other comprehensive loss	(8,879)	(2,447)	(11,326)
Reclassifications	—	—	—
Balance at December 31, 2022	$(7,115)	$(2,895)	$(10,010)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

14.
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

The following table lists the different sources of revenue:

	Year Ended
	December 31, 2022		January 1, 2022		December 26, 2020
Systems and software	$865,707	86%	$669,114	85%	$450,459	80%
Parts	84,266	8%	72,753	9%	65,444	12%
Services	55,210	6%	47,032	6%	40,593	8%
Total revenue	$1,005,183	100%	$788,899	100%	$556,496	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Revenue from third parties:
China	$250,968	$151,027	$125,023
South Korea	224,172	160,373	90,193
Taiwan	199,104	194,458	120,959
United States	121,487	123,858	81,708
Europe	80,256	64,943	49,697
Japan	58,133	61,186	59,295
Southeast Asia	71,062	33,054	29,621
Total revenue	$1,005,183	$788,899	$556,496

The following chart identifies our customers that represented 10% or more of total revenue for each of the last three fiscal years:

	2022	2021	2020
Taiwan Semiconductor Manufacturing Co. Ltd.	15%	18%	14%
Samsung Semiconductor	13%	16%	15%
SK Hynix Inc.	11%	^	^
^ The customer accounted for less than 10% of total revenue during the period.

At December 31, 2022, two customers, Samsung Semiconductor and Taiwan Semiconductor Manufacturing Co. Ltd., accounted for more than 10% of net accounts receivable. At January 1, 2022, one customer, Taiwan Semiconductor Manufacturing Co. Ltd., accounted for more than 10% of net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

15.
Earnings Per Share:

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	December 31, 2022	January 1, 2022	December 26, 2020
Numerator:
Net income	$223,334	$142,349	$31,025
Denominator:
Basic earnings per share - weighted average shares outstanding	49,424	49,242	49,136
Effect of potential dilutive securities:
Restricted stock units, employee stock purchase grants and stock options - dilutive shares	340	486	339
Diluted earnings per share - weighted average shares outstanding	49,764	49,728	49,475
Earnings per share:
Basic	$4.52	$2.89	$0.63
Diluted	$4.49	$2.86	$0.63

16.
Share Repurchase Authorization:

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the twelve months ended December 31, 2022, the Company repurchased and retired 1,018 shares of its common stock under this repurchase authorization and those shares were subsequently retired. At December 31, 2022, there was $34,773 available for future share repurchases under this share repurchase authorization.

The following table summarizes the Company’s stock repurchases:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Shares of common stock repurchased	1,018	—	1,882
Cost of stock repurchased	$65,257	$—	$52,000
Average price paid per share	$64.09	$—	$27.62

ONTO INNOVATION INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Fiscal Year 2022:
Allowance for credit losses	$1,303	$356	$—	$87	$1,572
Deferred tax valuation allowance	10,948	824	—	—	11,772
Fiscal Year 2021:
Allowance for credit losses	$784	$955	$—	$436	$1,303
Deferred tax valuation allowance	14,238	(3,290)	—	—	10,948
Fiscal Year 2020:
Allowance for credit losses	$1,247	$327	$—	$790	$784
Deferred tax valuation allowance	14,160	78	—	—	14,238
Allowance for convertible notes receivable	2,000	—	—	2,000	—

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Onto Innovation Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 24, 2023

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Michael P. Plisinski

/s/ Mark R. Slicer	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2023
Mark R. Slicer

/s/ Leo Berlinghieri	Director	February 24, 2023
Leo Berlinghieri

/s/ Stephen D. Kelley	Director	February 24, 2023
Stephen D. Kelley

/s/ David B. Miller	Director	February 24, 2023
David B. Miller

/s/ Karen M. Rogge	Director	February 24, 2023
Karen M. Rogge

/s/ Christopher A. Seams	Director	February 24, 2023
Christopher A. Seams

/s/ May Su	Director	February 24, 2023
May Su

/s/ Christine A. Tsingos	Director	February 24, 2023
Christine A. Tsingos