Form 10-Q
period 2023-04-01
ONTO INNOVATION INC.
filed 2023-05-04
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2023

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

The number of outstanding shares of the Registrant’s Common Stock on April 18, 2023 was 48,945,470.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Revenue	$199,165	$241,350
Cost of revenue	94,190	110,327
Gross profit	104,975	131,023
Operating expenses:
Research and development	27,242	26,341
Sales and marketing	15,637	15,632
General and administrative	19,237	16,487
Amortization	13,824	13,819
Total operating expenses	75,940	72,279
Operating income	29,035	58,744
Interest income, net	3,448	377
Other expense, net	(281)	(204)
Income before provision for income taxes	32,202	58,917
Provision for income taxes	3,134	5,587
Net income	$29,068	$53,330
Earnings per share:
Basic	$0.60	$1.08
Diluted	$0.59	$1.07
Weighted average number of shares outstanding:
Basic	48,788	49,437
Diluted	49,109	49,915

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Net income	$29,068	$53,330
Other comprehensive income (loss), net of tax:
Change in net unrealized losses on available-for-sale marketable securities	1,392	(3,001)
Change in currency translation adjustments	1,090	(3,612)
Total other comprehensive income (loss), net of tax	2,482	(6,613)
Total comprehensive income	$31,550	$46,717

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$230,484	$175,872
Marketable securities	353,034	371,912
Accounts receivable, less allowance of $1,125 and $1,572	209,624	241,395
Inventories, net	338,358	324,282
Prepaid expenses and other current assets	23,596	21,411
Total current assets	1,155,096	1,134,872
Property, plant and equipment, net	97,624	91,980
Goodwill	315,811	315,811
Identifiable intangible assets, net	208,373	222,197
Deferred income taxes	4,787	4,778
Other assets	21,153	25,225
Total assets	$1,802,844	$1,794,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,700	$54,526
Accrued liabilities	37,804	48,836
Deferred revenue	27,702	30,163
Other current liabilities	29,212	27,033
Total current liabilities	148,418	160,558
Deferred income taxes	1,741	7,366
Other non-current liabilities	28,060	30,513
Total liabilities	178,219	198,437
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,241,839	1,243,631
Accumulated other comprehensive loss	(7,528)	(10,010)
Accumulated earnings	390,265	362,756
Total stockholders’ equity	1,624,625	1,596,426
Total liabilities and stockholders’ equity	$1,802,844	$1,794,863

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Cash flows from operating activities:
Net income	$29,068	$53,330
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	13,824	13,819
Depreciation	2,916	2,366
Share-based compensation	6,119	4,832
Provision for inventory valuation	5,360	2,115
Deferred income taxes	(5,626)	(6,848)
Other, net	(611)	1,226
Changes in operating assets and liabilities	(983)	(25,384)
Net cash and cash equivalents provided by operating activities	50,067	45,456
Cash flows from investing activities:
Purchases of marketable securities	(88,590)	(97,490)
Proceeds from maturities and sales of marketable securities	109,683	66,684
Purchases of property, plant and equipment	(7,855)	(2,494)
Net cash and cash equivalents provided by (used in) investing activities	13,238	(33,300)
Cash flows from financing activities:
Purchases and retirement of common stock	(3,197)	—
Tax payments related to shares withheld for share-based compensation plans	(6,273)	(5,289)
Payment of contingent consideration for acquired business	—	(2,287)
Issuance of shares through share-based compensation plans	—	6
Net cash and cash equivalents used in financing activities	(9,470)	(7,570)
Effect of exchange rate changes on cash and cash equivalents	777	(1,725)
Net increase in cash and cash equivalents	54,612	2,861
Cash and cash equivalents at beginning of period	175,872	169,602
Cash and cash equivalents at end of period	$230,484	$172,463

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$808	$1,331

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Net income	—	—	—	—	29,068	29,068
Share-based compensation	—	—	6,119	—	—	6,119
Issuance of shares through share-based compensation plans	225	—	—	—	—	—
Purchases of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Share-based compensation plan withholdings	(62)	—	(6,273)	—	—	(6,273)
Currency translation	—	—	—	1,090	—	1,090
Unrealized gain on investments	—	—	—	1,392	—	1,392
Balance at April 1, 2023	48,801	$49	$1,241,839	$(7,528)	$390,265	$1,624,625

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055
Net income	—	—	—	—	53,330	53,330
Share-based compensation	—	—	4,832	—	—	4,832
Issuance of shares through share-based compensation plans	184	—	6	—	—	6
Share-based compensation plan withholdings	(46)	—	(5,289)	—	—	(5,289)
Currency translation	—	—	—	(3,612)	—	(3,612)
Unrealized loss on investments	—	—	—	(3,001)	—	(3,001)
Balance at April 2, 2022	49,438	$49	$1,255,728	$(5,297)	$221,841	$1,472,321

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three months ended April 1, 2023 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023. The accompanying Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements included in the 2022 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending December 30, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2023 ended on April 1, 2023, the second quarter ends on July 1, 2023 and the third quarter ends on September 30, 2023. Our fiscal year ended December 31, 2022 was a 52-week fiscal year. The first quarter of the fiscal year ended December 31, 2022 ended on April 2, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, allowance for credit losses, liabilities for product warranty, contingencies, including litigation reserves and share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

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

Adoption of Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 1, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance to the Company.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at April 1, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 1, 2023
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$169,433	$—	$169,433	$—
Asset-backed securities	1,107	—	1,107	—
Certificates of deposit	55,060	—	55,060	—
Commercial paper	71,785	—	71,785	—
Corporate bonds	55,649	—	55,649	—
Total assets	$353,034	$—	$353,034	$—
Liabilities:
Foreign currency forward contracts	4	—	4	—
Total liabilities	$4	$—	$4	$—

December 31, 2022
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$178,868	$—	$178,868	$—
Asset-backed securities	1,534	—	1,534	—
Certificates of deposit	52,095	—	52,095	—
Commercial paper	80,079	—	80,079	—
Corporate bonds	59,335	—	59,335	—
Total assets	$371,912	$—	$371,912	$—
Liabilities:
Foreign currency forward contracts	$135	$—	$135	$—
Total liabilities	$135	$—	$135	$—

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

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 3. Marketable Securities

At April 1, 2023 and December 31, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
April 1, 2023
Municipal notes and bonds	$170,829	$71	$1,467	$169,433
Asset-backed securities	1,123	—	16	1,107
Certificates of deposit	55,129	16	85	55,060
Commercial paper	71,884	6	106	71,784
Corporate bonds	56,225	79	654	55,650
Total marketable securities	$355,190	$172	$2,328	$353,034
December 31, 2022
Municipal notes and bonds	$181,196	$27	$2,355	$178,868
Asset-backed securities	1,555	—	21	1,534
Certificates of deposit	52,190	24	118	52,095
Commercial paper	80,199	16	136	80,079
Corporate bonds	60,334	4	1,003	59,335
Total marketable securities	$375,474	$71	$3,633	$371,912

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at April 1, 2023 and December 31, 2022:

	April 1, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$278,295	$276,557	$311,934	$309,385
Due after one through five years	76,895	76,477	63,540	62,527
Due after five years	—	—	—	—
Total marketable securities	$355,190	$353,034	$375,474	$371,912

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” Gross realized gains and losses on available-for-sale securities are included in “Other expense, net” on the Condensed Consolidated Statements of Operations and were not material during the three months ended April 1, 2023 and December 31, 2022. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at April 1, 2023 and December 31, 2022 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at April 1, 2023 and December 31, 2022:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
April 1, 2023
Municipal notes and bonds	$87,869	$618	$68,290	$849
Asset-backed securities	—	—	1,123	16
Certificates of deposit	28,890	85	—	—
Commercial paper	61,488	106	—	—
Corporate bonds	13,287	148	27,934	506
Total	$191,534	$957	$97,347	$1,371
December 31, 2022
Municipal notes and bonds	$96,301	$1,273	$69,159	$1,082
Asset-backed securities	1,555	21	—	—
Certificates of deposit	22,400	118	—	—
Commercial paper	50,550	136	—	—
Corporate bonds	28,975	637	28,769	366
Total	$199,781	$2,185	$97,928	$1,448

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At April 1, 2023 and December 31, 2022, these contracts included the future sale of euro, Israeli shekel, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023	December 31, 2022
Notional amount	$23,657	$27,923
Fair value of liability	$4	$135

NOTE 5. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of April 1, 2023 and December 31, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
April 1, 2023
Finite-lived intangibles:
Developed technology	$378,197	$217,741	$160,456
Customer and distributor relationships	73,321	31,342	41,979
Trademarks and trade names	14,171	8,233	5,938
Total identifiable intangible assets	$465,689	$257,316	$208,373
December 31, 2022
Finite-lived intangibles:
Developed technology	$378,197	$205,386	$172,811
Customer and distributor relationships	73,321	30,195	43,126
Trademarks and trade names	14,171	7,911	6,260
Total identifiable intangible assets	$465,689	$243,492	$222,197

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2023 (remainder)	$40,999
2024	49,137
2025	32,587
2026	31,394
2027	23,173
2028	12,288
Thereafter	18,795
Total	$208,373

NOTE 6. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	April 1, 2023	December 31, 2022
Materials	$234,725	$231,029
Work-in-process	80,999	69,072
Finished goods	22,634	24,181
Total inventories, net	$338,358	$324,282

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	April 1, 2023	December 31, 2022
Machinery and equipment	$62,765	$56,924
Land and building	50,357	50,344
Computer equipment and software	15,795	15,415
Leasehold improvements	20,672	18,539
Furniture and fixtures	3,163	2,949
	152,752	144,171
Accumulated depreciation	(55,128)	(52,191)
Total property, plant and equipment, net	$97,624	$91,980

Other assets

Other assets are comprised of the following:

	April 1, 2023	December 31, 2022
Operating lease right-of-use assets	$19,698	$20,746
Other	1,455	4,479
Total other assets	$21,153	$25,225

Accrued liabilities

Accrued liabilities are comprised of the following:

	April 1, 2023	December 31, 2022
Payroll and related expenses	$26,590	$36,529
Warranty	9,799	10,890
Other	1,415	1,417
Total accrued liabilities	$37,804	$48,836

Other current liabilities

Other current liabilities are comprised of the following:

	April 1, 2023	December 31, 2022
Customer deposits	$8,478	$12,482
Current operating lease obligations	5,811	5,678
Income tax payable	7,089	1,910
Accrued professional fees	881	968
Other	6,953	5,995
Total other current liabilities	$29,212	$27,033

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	April 1, 2023	December 31, 2022
Non-current operating lease obligations	$14,981	$16,345
Unrecognized tax benefits (including interest)	8,260	7,693
Deferred revenue	2,681	2,852
Other	2,138	3,623
Total other non-current liabilities	$28,060	$30,513

NOTE 7. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $4,297 of receivables during the three months ended April 1, 2023. These receivables were not included in the Condensed Consolidated Balance Sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at April 1, 2023.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Balance, beginning of the period	$11,830	$9,682
Accruals	2,551	3,619
Usage	(3,879)	(2,726)
Balance, end of the period	$10,502	$10,575

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

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed by Optical Solutions, Inc. (“OSI”) in New Hampshire Superior Court (the “OSI Action”). OSI’s complaint alleged claims arising from a purchase contract between OSI and Nanometrics. The relief sought was the award of damages in an amount to be proven at trial, attorney’s fees and costs, and such other relief that the court deemed just and proper. The OSI Action was subsequently removed to the United States District Court for the District of New Hampshire and then transferred to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its own complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders (the “Nanometrics Action”). The relief sought was the award of damages in an amount to be proven at trial, including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and costs, and such other relief the court deemed just and proper. The Nanometrics Action was later removed to the Northern District of California and then consolidated with the OSI Action. On July 7, 2020, after the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two of OSI’s claims and dismissed two other claims asserted by OSI with leave to amend, OSI filed a Fourth Amended Complaint. On August 14, 2020, the Company filed a motion to dismiss one of the two remaining claims. On December 1, 2020, the Northern District of California denied the Company’s motion and as a result the Company filed its Answer in this matter on December 22, 2020. Discovery is now closed. On March 1, 2023, the Company filed a motion for summary judgment, and the hearing on that motion is scheduled for June 29, 2023. The trial date is set for December 4, 2023. At the time of filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”), the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of April 1, 2023 was approximately $100.0 million with an available interest rate of 6.5%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Point-in-time	$186,374	$229,970
Over-time	12,791	11,380
Total revenue	$199,165	$241,350

See Note 14 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets. As of April 1, 2023 and December 31, 2022, the Company carried a long-term deferred revenue balance of $2,681 and $2,852, respectively, in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Balance, beginning of the period	$33,014	$31,672
Deferral of revenue	16,077	23,500
Recognition of deferred revenue	(18,708)	(16,573)
Balance, end of the period	$30,383	$38,599

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the three months ended April 1, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	743	$69.01
Granted	140	$82.32
Vested	(205)	$60.87
Forfeited	(9)	$68.97
Nonvested at April 1, 2023	669	$74.28

Of the 669 nonvested shares outstanding at April 1, 2023, 566 are service-based RSUs and 103 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2023 and 2022 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $100.79 and $85.49, respectively.

As of April 1, 2023 and December 31 2022, there was $31,644 and $28,653 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 1.6 years and 1.5 years for April 1, 2023 and December 31, 2022, respectively.

NOTE 10. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Foreign currency exchange losses, net	$(307)	$(214)
Other	26	10
Total other expense, net	$(281)	$(204)

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Income before income taxes	$32,202	$58,917
Provision for income taxes	$3,134	$5,587
Effective tax rate	10%	9%

The income tax provision for the three months ended April 1, 2023 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The income tax provision for the three months ended April 1, 2023 and April 2, 2022 reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021. The decrease in the Company’s income tax provision for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022 was primarily due to a decrease in quarterly earnings and an increase in the federal research and development tax credit, offset by a decrease in the Foreign Derived Intangible Income (“FDII”) deduction. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected FDII deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $11,473 and $11,772 for the quarter ending April 1, 2023 and December 31, 2022, respectively.

NOTE 12. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Numerator:
Net income	$29,068	$53,330
Denominator:
Basic earnings per share - weighted average shares outstanding	48,788	49,437
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	321	478
Diluted earnings per share - weighted average shares outstanding	49,109	49,915
Earnings per share:
Basic	$0.60	$1.08
Diluted	$0.59	$1.07

NOTE 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at April 1, 2023, as well as the activity for the three months ended April 1, 2023, were as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 31, 2022	$(7,115)	$(2,895)	$(10,010)
Net current period other comprehensive income	1,090	1,392	2,482
Reclassifications	—	—	—
Balance at April 1, 2023	$(6,025)	$(1,503)	$(7,528)

For the three months ended April 1, 2023, tax effects on net income of amounts recorded in other comprehensive loss for net unrealized gains on available-for-sale marketable securities and foreign currency translation adjustments was $298.

NOTE 14. Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended
	April 1,		April 2,
	2023		2022
Systems and software	$166,824	84%	$209,383	87%
Parts	20,423	10%	19,857	8%
Services	11,918	6%	12,110	5%
Total revenue	$199,165	100%	$241,350	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Revenue from third parties:
South Korea	$45,473	$61,135
United States	40,713	26,801
China	36,551	63,394
Taiwan	26,705	53,392
Europe	17,918	18,428
Southeast Asia	17,301	9,225
Japan	14,504	8,975
Total revenue	$199,165	$241,350

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Samsung Semiconductor	20%	10%
Taiwan Semiconductor Manufacturing Co. Ltd.	14%	16%
SK Hynix Inc.	2%	19%

NOTE 15. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three month period ended April 1, 2023, the Company purchased and retired 46 shares of its common stock. The amount paid to repurchase the shares in excess of par value, including transaction costs, is recorded directly as a decrease to additional paid-in capital and retained earnings. At April 1, 2023, there was $31,577 available for future share repurchases under this share repurchase authorization.

NOTE 16. Restructuring

The Company initiated a restructuring plan to streamline operations and align the Company's cost structure with its business outlook for 2023. During the three months ended April 1, 2023, restructuring cost of $2,034 were recorded in operating expense for employee severance and $2,279 was recorded in cost of goods sold for inventory write-downs. All employee severance costs were paid during the quarter. The Company anticipates that these activities will continue into subsequent quarters of 2023 and anticipates recording additional restructuring charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Form 10-Q, or incorporated by reference in this Form 10-Q, of Onto Innovation Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”) may be considered “forward-looking statements” or may be based on “forward-looking statements,” including, but not limited to, those concerning:

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

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those identified in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q. Actual results may differ materially and adversely from those included in such forward-looking statements. Forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission on February 24, 2023 in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and provide a fair presentation of our financial position and results of operations. There have been no material changes in our critical accounting policies and estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2022 Form 10-K.

For more information, please see our critical accounting policies and estimates as previously disclosed in our 2022 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

Executive Summary

We are a worldwide leader in the design, development, manufacture and support of metrology and inspection tools for the semiconductor industry, including process control tools that perform optical metrology on patterned and unpatterned wafers, wafer macro-defect inspection, including macro-inspection of both 2D and 3D wafer features, wafer substrate and panel substrate lithography systems, and process control analytical software. Our products are primarily used by silicon wafer manufacturers, semiconductor device fabricators, and advanced packaging manufacturers operating in the semiconductor market. Our products are also used for process control in a number of other specialty device manufacturing markets, including light emitting diodes (“LED”), vertical-cavity surface-emitting lasers (“VCSEL”), micro-electromechanical systems (“MEMS”), CMOS image sensors (“CIS”), silicon and compound semiconductor (SiC and GaN) power devices, analog devices, RF filters, data storage, and certain industrial and scientific applications.

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

The semiconductor and electronics industries have been characterized by constant technological innovations. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	April 1,	December 31,	April 2,
	2023	2022	2022
Revenue	$199,165	$253,270	$241,350
Gross profit	$104,975	$137,222	$131,023
Gross profit as a percent of revenue	53%	54%	54%
Total operating expenses	$75,940	$76,010	$72,279
Net income	$29,068	$66,214	$53,330
Diluted earnings per share	$0.59	$1.34	$1.07

•
In the fiscal quarter ended April 1, 2023 (the “April 2023 quarter”), revenue decreased 21% compared to the fiscal quarter ended December 31, 2022 (the “December 2022 quarter”), primarily due to a decline in sales to memory customers in advanced nodes applications, and foundry and power customers in specialty device and advanced packaging applications.
•
Gross profit as a percentage of revenue in the April 2023 quarter compared to the December 2022 quarter decreased primarily due to a decrease in revenue volume, partially offset by a favorable product mix.
•
Operating expenses in the April 2023 quarter compared to the December 2022 quarter were relatively flat primarily due to lower travel and project expenses, offset by restructuring charges related to employee severance.
•
In the first quarter of 2023, customer demand weakened due to a reduction in wafer fabrication equipment spending. As a result, we initiated a restructuring plan that included workforce reductions and the write-down of inventory for older product lines. We incurred a charge of $2.0 million for employee severance costs and $2.3 million for inventory write-downs of older product lines. We anticipate that these activities will continue into subsequent quarters of 2023 and anticipate recording additional restructuring charges.

Our cash, cash equivalents and marketable securities balance increased to $583.5 million as of April 1, 2023 compared to $547.8 million as of December 31, 2022. This increase was primarily the result of $50.1 million of cash generated from operating activities. This source of cash was partially offset by cash of $3.2 million used for purchases of our common stock, $7.9 million used for capital expenditures and $6.3 million used for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans. Employee headcount as of April 1, 2023 was approximately 1,580.

We experienced supply chain constraints and inflationary pressures in 2022, and although there have been improvements in supply chain performance, we expect supply chain shortages as well as inflationary cost pressures to persist throughout fiscal 2023.

In 2022, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have resulted in lower net sales in China for the first quarter of fiscal 2023 compared to the same period last year.

For a discussion of the risks related to the our business and operations, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three Months Ended April 1, 2023 and April 2, 2022

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $199.2 million decreased 17.5% for the three months ended April 1, 2023 as compared to three months ended April 2, 2022, in which revenue totaled $241.3 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended
	April 1,		April 2,
	2023		2022
Systems and software	$166,824	84%	$209,383	87%
Parts	20,423	10%	19,857	8%
Services	11,918	6%	12,110	5%
Total revenue	$199,165	100%	$241,350	100%

Total systems and software revenue decreased $42.6 million for the three months ended April 1, 2023, as compared to the three months ended April 2, 2022, primarily due to decreases of units shipped in our metrology, inspection and lithography product lines. The increase in parts and services revenue for the three months ended April 1, 2023, as compared to the three months ended April 2, 2022, was primarily due to servicing a larger installed base. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

Gross Profit. Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins. Our gross profit was $105.0 million and $131.0 million for the three months ended April 1, 2023 and April 2, 2022, respectively. Our gross profit represented 52.7% and 54.3% of our revenue for the three months ended April 1, 2023 and April 2, 2022, respectively. The decrease in gross profit as a percentage of revenue for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022 was primarily due to lower sales volume and charges related to excess and obsolete inventory for older product lines.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $27.2 million and $26.3 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The increases in research and development expenses for the three months ended April 1, 2023, as compared to the three months ended April 2, 2022, were primarily due to increased compensation costs and material expenses for new product initiatives, partially offset by decreased outside service expenses.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses of $15.6 million remained flat for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $19.2 million and $16.5 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The increases in general and administrative expenses for the three months ended April 1, 2023, as compared to the three months ended April 2, 2022, were primarily due to restructuring charges for employee severance costs and increased merger and acquisition related expenses.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets remained consistent period over period and was $13.8 million for both the three months ended April 1, 2023 and April 2, 2022.

Interest income, net. Net interest income was $3.4 million and $0.4 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The increase in net interest income for the three months ended April 1, 2023, as compared to the three months ended April 2, 2022, was due to higher average marketable securities balances and interest rates during the 2023 period.

Other expense, net. Net other expense was $0.3 million and $0.2 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The increase in other expense, net for the three months ended April 1, 2023, as compared to the three months ended April 2, 2022, was primarily due to higher foreign exchange losses during the 2023 period.

Income Taxes. We recorded an income tax provision of $3.1 million and $5.6 million for the three months ended April 1, 2023 and April 2, 2022, respectively. Our effective tax rate of 10% for the three months ended April 1, 2023, differs from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 9% for the three months ended April 2, 2022, differs from the statutory rate of 21%, primarily due to (i) foreign and research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

Liquidity and Capital Resources

At April 1, 2023, we had $583.5 million of cash, cash equivalents and marketable securities and $1,006.7 million in working capital. At December 31, 2022, we had $547.8 million of cash, cash equivalents and marketable securities and $974.3 million in working capital.

Net cash and cash equivalents provided by operating activities for the three months ended April 1, 2023 and April 2, 2022 were $50.1 million and $45.5 million, respectively.

•
The net cash and cash equivalents provided by operating activities during the three months ended April 1, 2023 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $51.1 million, partially offset by a decrease in cash provided from operating assets and liabilities of $1.0 million, primarily due to an increase in inventories and a decrease in accrued liabilities, offset by a decrease in accounts receivable.
•
The net cash and cash equivalents provided by operating activities during the three months ended April 2, 2022 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $70.8 million, partially offset by a decrease in cash provided from operating assets and liabilities of $25.4 million, primarily due to increases in inventories and accounts receivable.

Net cash and cash equivalents provided by investing activities for the three months ended April 1, 2023 was $13.2 million. For the three months ended April 2, 2022, investing activities used net cash and cash equivalents of $33.3 million.

•
During the three months ended April 1, 2023, net cash and cash equivalents provided by investing activities included proceeds from maturities and sales of marketable securities of $109.7 million, partially offset by purchases of marketable securities of $88.6 million and capital expenditures of $7.9 million.
•
During the three months ended April 2, 2022, net cash and cash equivalents used in investing activities included purchases of marketable securities of $97.5 million and capital expenditures of $2.5 million, partially offset by proceeds from maturities and sales of marketable securities of $66.7 million.

Net cash and cash equivalents used in financing activities for the three months ended April 1, 2023 and April 2, 2022 were $9.5 million and $7.6 million, respectively.

•
During the three months ended April 1, 2023, financing activities used cash primarily for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $6.3 million and repurchases of common stock of $3.2 million.
•
During the three months ended April 2, 2022, financing activities used cash to primarily pay taxes related to shares withheld for share-based compensation plans of $5.3 million and pay contingent consideration for acquired business of $2.3 million, partially offset by proceeds from sales of shares through share-based compensation plans of $6.0 thousand.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three months ended April 1, 2023, we repurchased 46 thousand shares of common stock under this repurchase authorization and those shares were subsequently retired. As of April 1, 2023, there was $31.6 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. As of April 1, 2023, the available line of credit was approximately $100.0 million with an available interest rate of 6.5%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. However, the ongoing impacts of the COVID-19 pandemic have in the past caused disruption in the capital markets and were they to do the same in the future, may have an impact on our ability to access such additional funding. In addition, a reduction in or volatility with respect to our stock price or a general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2022 Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of April 1, 2023. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 7, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

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

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. Deterioration in the tariff environment, political instability or changes in suppliers, may cause our costs to increase and, if we are not able to offset the increased costs by charging higher sales prices, will cause a decline in our margins. To improve our margins on a product, we will need to establish high volume supply agreements with our vendors. We cannot be certain that we will be able to timely negotiate vendor supply agreements on improved terms and conditions, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

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
•
the customer’s budgetary constraints; and
▪
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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. The requirement reduced our cash flows for 2022 and may continue to reduce our cash flows in 2023 and beyond, unless repealed. In addition, recent proposals to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax could have a negative impact on our tax position depending upon the terms of the final enacted legislation. Based on the nature of the uncertainties around specific legislation to be enacted, we have not quantified the impact of this risk. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock. During the three months ended April 1, 2023, we repurchased 46 thousand shares of common stock under this repurchase authorization and those shares were subsequently retired. At April 1, 2023, there was $31.6 million available for future share repurchases under this share repurchase authorization. For further information, see Note 15, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three months ended April 1, 2023, we withheld 75 thousand shares through net share settlements. For the three month period ended April 1, 2023, net share settlements cost $6.3 million. Please refer to Note 9, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended April 1, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2023 - February 1, 2023	48	$69.55	46	$31,577
February 2, 2023 - March 1, 2023	60	$82.98	—	$31,577
March 2, 2023 - April 1, 2023	13	$87.69	—	$31,577
Three months ended April 1, 2023	121	$78.17	46

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

* Filed herewith.

** Furnished herewith.

+ Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	May 4, 2023	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 4, 2023	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer