Form 10-Q
period 2023-07-01
ONTO INNOVATION INC.
filed 2023-08-10
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2023

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

The number of outstanding shares of the Registrant’s Common Stock on July 20, 2023 was 49,065,801.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Revenue	$190,662	$256,310	$389,827	$497,660
Cost of revenue	90,201	124,183	184,391	234,510
Gross profit	100,461	132,127	205,436	263,150
Operating expenses:
Research and development	27,043	25,637	54,285	51,978
Sales and marketing	16,024	16,913	31,661	32,545
General and administrative	18,762	18,306	37,999	34,793
Amortization	13,825	13,820	27,649	27,639
Total operating expenses	75,654	74,676	151,594	146,955
Operating income	24,807	57,451	53,842	116,195
Interest income, net	4,758	661	8,206	1,038
Other expense, net	(1,710)	(859)	(1,991)	(1,063)
Income before provision for income taxes	27,855	57,253	60,057	116,170
Provision for income taxes	1,959	5,678	5,093	11,265
Net income	$25,896	$51,575	$54,964	$104,905
Earnings per share:
Basic	$0.53	$1.04	$1.12	$2.12
Diluted	$0.53	$1.03	$1.12	$2.10
Weighted average number of shares outstanding:
Basic	48,976	49,617	48,865	49,525
Diluted	49,274	49,907	49,175	49,909

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net income	$25,896	$51,575	$54,964	$104,905
Other comprehensive loss, net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	(163)	552	1,229	(2,449)
Change in currency translation adjustments	(2,998)	(5,934)	(1,908)	(9,546)
Total other comprehensive loss, net of tax	(3,161)	(5,382)	(679)	(11,995)
Total comprehensive income	$22,735	$46,193	$54,285	$92,910

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$224,257	$175,872
Marketable securities	385,346	371,912
Accounts receivable, less allowance of $1,311 and $1,572	187,852	241,395
Inventories, net	352,073	324,282
Prepaid expenses and other current assets	33,517	21,411
Total current assets	1,183,045	1,134,872
Property, plant and equipment, net	99,883	91,980
Goodwill	315,811	315,811
Identifiable intangible assets, net	194,548	222,197
Deferred income taxes	8,320	4,778
Other assets	19,254	25,225
Total assets	$1,820,861	$1,794,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,600	$54,526
Accrued liabilities	35,967	48,836
Deferred revenue	24,067	30,163
Other current liabilities	27,303	27,033
Total current liabilities	136,937	160,558
Deferred income taxes	—	7,366
Other non-current liabilities	27,210	30,513
Total liabilities	164,147	198,437
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,251,193	1,243,631
Accumulated other comprehensive loss	(10,689)	(10,010)
Accumulated earnings	416,161	362,756
Total stockholders’ equity	1,656,714	1,596,426
Total liabilities and stockholders’ equity	$1,820,861	$1,794,863

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2023	2022
Cash flows from operating activities:
Net income	$54,964	$104,905
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	27,649	27,639
Depreciation	5,815	4,666
Share-based compensation	13,864	12,815
Provision for inventory valuation	6,386	4,494
Deferred income taxes	(11,020)	(13,962)
Other, net	1,136	2,415
Changes in operating assets and liabilities	(17,039)	(87,584)
Net cash and cash equivalents provided by operating activities	81,755	55,388
Cash flows from investing activities:
Purchases of marketable securities	(209,154)	(174,730)
Proceeds from maturities and sales of marketable securities	198,717	148,426
Purchases of property, plant and equipment	(12,463)	(6,902)
Net cash and cash equivalents used in investing activities	(22,900)	(33,206)
Cash flows from financing activities:
Purchases and retirement of common stock	(3,197)	—
Tax payments related to shares withheld for share-based compensation plans	(9,949)	(8,337)
Payment of contingent consideration for acquired business	(304)	(2,287)
Issuance of shares through share-based compensation plans	5,285	4,499
Net cash and cash equivalents used in financing activities	(8,165)	(6,125)
Effect of exchange rate changes on cash and cash equivalents	(2,305)	(5,484)
Net increase in cash and cash equivalents	48,385	10,573
Cash and cash equivalents at beginning of period	175,872	169,602
Cash and cash equivalents at end of period	$224,257	$180,175

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$18,888	$32,945

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Net income	—	—	—	—	29,068	29,068
Share-based compensation	—	—	6,119	—	—	6,119
Issuance of shares through share-based compensation plans	225	—	—	—	—	—
Purchases of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Share-based compensation plan withholdings	(62)	—	(6,273)	—	—	(6,273)
Currency translation	—	—	—	1,090	—	1,090
Unrealized gain on investments	—	—	—	1,392	—	1,392
Balance at April 1, 2023	48,801	$49	$1,241,839	$(7,528)	$390,265	$1,624,625
Net income	—	—	—	—	25,896	25,896
Share-based compensation	—	—	7,745	—	—	7,745
Issuance of shares through share- based compensation plans, net	227	—	5,285	—	—	5,285
Share-based compensation plan withholdings	(56)	—	(3,676)	—	—	(3,676)
Currency translation	—	—	—	(2,998)	—	(2,998)
Unrealized loss on investments	—	—	—	(163)	—	(163)
Balance at July 1, 2023	48,972	$49	$1,251,193	$(10,689)	$416,161	$1,656,714

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055
Net income	—	—	—	—	53,330	53,330
Share-based compensation	—	—	4,832	—	—	4,832
Issuance of shares through share-based compensation plans	184	—	6	—	—	6
Share-based compensation plan withholdings	(46)	—	(5,289)	—	—	(5,289)
Currency translation	—	—	—	(3,612)	—	(3,612)
Unrealized loss on investments	—	—	—	(3,001)	—	(3,001)
Balance at April 2, 2022	49,438	$49	$1,255,728	$(5,297)	$221,841	$1,472,321
Net income	—	—	—	—	51,575	51,575
Share-based compensation	—	—	7,983	—	—	7,983
Issuance of shares through share- based compensation plans, net	219	1	4,493	—	—	4,494
Share-based compensation plan withholdings	(53)	—	(3,048)	—	—	(3,048)
Currency translation	—	—	—	(5,934)	—	(5,934)
Unrealized gain on investments	—	—	—	552	—	552
Balance at July 2, 2022	49,604	$50	$1,265,156	$(10,679)	$273,416	$1,527,943

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three and six months ended July 1, 2023 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023. The accompanying Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements included in the 2022 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending December 30, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2023 ended on April 1, 2023, the second quarter ended on July 1, 2023 and the third quarter ends on September 30, 2023. Our fiscal year ended December 31, 2022 was a 52-week fiscal year. The second quarter of the fiscal year ended December 31, 2022 ended on July 2, 2022.

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

Adoption of Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended July 1, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance to the Company.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at July 1, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 1, 2023
Assets:
Available-for-sale debt securities:
Government notes and bonds	$167,963	$—	$167,963	$—
Asset-backed securities	694	—	694	—
Certificates of deposit	61,921	—	61,921	—
Commercial paper	90,786	—	90,786	—
Corporate bonds	63,982	—	63,982	—
Foreign currency forward contracts	44	—	44	—
Total assets	$385,390	$—	$385,390	$—

December 31, 2022
Assets:
Available-for-sale debt securities:
Government notes and bonds	$178,868	$—	$178,868	$—
Asset-backed securities	1,534	—	1,534	—
Certificates of deposit	52,095	—	52,095	—
Commercial paper	80,079	—	80,079	—
Corporate bonds	59,335	—	59,335	—
Total assets	$371,912	$—	$371,912	$—
Liabilities:
Foreign currency forward contracts	$135	$—	$135	$—
Total liabilities	$135	$—	$135	$—

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

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 3. Marketable Securities

At July 1, 2023 and December 31, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
July 1, 2023
Government notes and bonds	$169,514	$1	$1,552	$167,963
Asset-backed securities	700	—	6	694
Certificates of deposit	61,983	5	67	61,921
Commercial paper	90,902	2	118	90,786
Corporate bonds	64,572	6	596	63,982
Total marketable securities	$387,671	$14	$2,339	$385,346
December 31, 2022
Government notes and bonds	$181,196	$27	$2,355	$178,868
Asset-backed securities	1,555	—	21	1,534
Certificates of deposit	52,190	24	118	52,095
Commercial paper	80,199	16	136	80,079
Corporate bonds	60,334	4	1,003	59,335
Total marketable securities	$375,474	$71	$3,633	$371,912

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at July 1, 2023 and December 31, 2022:

	July 1, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$290,368	$289,094	$311,934	$309,385
Due after one through five years	97,303	96,252	63,540	62,527
Due after five years	—	—	—	—
Total marketable securities	$387,671	$385,346	$375,474	$371,912

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” Gross realized gains and losses on available-for-sale securities are included in “Other expense, net” on the Condensed Consolidated Statements of Operations and were not material during the three and six months ended July 1, 2023 and July 2, 2022. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at July 1, 2023 and December 31, 2022 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at July 1, 2023 and December 31, 2022:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
July 1, 2023
Government notes and bonds	$121,171	$1,248	$47,856	$304
Asset-backed securities	—	—	700	6
Certificates of deposit	33,938	67	—	—
Commercial paper	83,373	118	—	—
Corporate bonds	36,854	217	22,229	379
Total	$275,336	$1,650	$70,785	$689
December 31, 2022
Government notes and bonds	$96,301	$1,273	$69,159	$1,082
Asset-backed securities	1,555	21	—	—
Certificates of deposit	22,400	118	—	—
Commercial paper	50,550	136	—	—
Corporate bonds	28,975	637	28,769	366
Total	$199,781	$2,185	$97,928	$1,448

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At July 1, 2023, these contracts included the future sale of euro, Japanese yen, Korean won, Singapore dollar, and Taiwanese dollar to purchase U.S. dollars. At December 31, 2022, these contracts included the future sale of euro, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi to purchase U.S. dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of July 1, 2023 and December 31, 2022 were as follows:

	July 1, 2023	December 31, 2022
Notional amount	$21,607	$27,923
Fair value of asset (liability)	$44	$(135)

NOTE 5. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of July 1, 2023 and December 31, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
July 1, 2023
Finite-lived intangibles:
Developed technology	$378,197	$230,097	$148,100
Customer and distributor relationships	73,321	32,489	40,832
Trademarks and trade names	14,171	8,555	5,616
Total identifiable intangible assets	$465,689	$271,141	$194,548
December 31, 2022
Finite-lived intangibles:
Developed technology	$378,197	$205,386	$172,811
Customer and distributor relationships	73,321	30,195	43,126
Trademarks and trade names	14,171	7,911	6,260
Total identifiable intangible assets	$465,689	$243,492	$222,197

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2023 (remainder)	$27,174
2024	49,137
2025	32,587
2026	31,394
2027	23,173
2028	12,288
Thereafter	18,795
Total	$194,548

NOTE 6. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	July 1, 2023	December 31, 2022
Materials	$250,577	$231,029
Work-in-process	70,414	69,072
Finished goods	31,082	24,181
Total inventories, net	$352,073	$324,282

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	July 1, 2023	December 31, 2022
Machinery and equipment	$66,899	$56,924
Land and building	50,340	50,344
Computer equipment and software	16,141	15,415
Leasehold improvements	21,155	18,539
Furniture and fixtures	3,332	2,949
	157,867	144,171
Accumulated depreciation	(57,984)	(52,191)
Total property, plant and equipment, net	$99,883	$91,980

Other assets

Other assets are comprised of the following:

	July 1, 2023	December 31, 2022
Operating lease right-of-use assets	$17,806	$20,746
Other	1,448	4,479
Total other assets	$19,254	$25,225

Accrued liabilities

Accrued liabilities are comprised of the following:

	July 1, 2023	December 31, 2022
Payroll and related expenses	$25,323	$36,529
Warranty	9,110	10,890
Other	1,534	1,417
Total accrued liabilities	$35,967	$48,836

Other current liabilities

Other current liabilities are comprised of the following:

	July 1, 2023	December 31, 2022
Customer deposits	$10,325	$12,482
Current operating lease obligations	5,966	5,678
Income tax payable	1,899	1,910
Accrued professional fees	1,041	968
Other	8,072	5,995
Total other current liabilities	$27,303	$27,033

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	July 1, 2023	December 31, 2022
Non-current operating lease obligations	$13,317	$16,345
Unrecognized tax benefits (including interest)	8,764	7,693
Deferred revenue	3,189	2,852
Other	1,940	3,623
Total other non-current liabilities	$27,210	$30,513

NOTE 7. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $8,061 of receivables during the six months ended July 1, 2023. These receivables were not included in the Condensed Consolidated Balance Sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at July 1, 2023.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended
	July 1,	July 2,
	2023	2022
Balance, beginning of the period	$11,830	$9,682
Accruals	4,659	7,392
Usage	(6,708)	(5,859)
Balance, end of the period	$9,781	$11,215

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

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed by Optical Solutions, Inc. (“OSI”) in New Hampshire Superior Court (the “OSI Action”). OSI’s complaint alleged claims arising from a purchase contract between OSI and Nanometrics. The relief sought was the award of damages in an amount to be proven at trial, attorney’s fees and costs, and such other relief that the court deemed just and proper. The OSI Action was subsequently removed to the United States District Court for the District of New Hampshire and then transferred to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its own complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders (the “Nanometrics Action”). The relief sought was the award of damages in an amount to be proven at trial, including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and costs, and such other relief the court deemed just and proper. The Nanometrics Action was later removed to the Northern District of California and then consolidated with the OSI Action. On July 7, 2020, after the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two of OSI’s claims and dismissed two other claims asserted by OSI with leave to amend, OSI filed a Fourth Amended Complaint. On August 14, 2020, the Company filed a motion to dismiss one of the two remaining claims. On December 1, 2020, the Northern District of California denied the Company’s motion and as a result the Company filed its Answer in this matter on December 22, 2020. Discovery is now closed. On March 1, 2023, the Company filed a motion for summary judgment, and the hearing on that motion took place on June 29, 2023. On August 3, 2023, the Northern District of California denied the Company’s motion for summary judgment. The trial date is set for December 4, 2023. At the time of filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”), the loss contingency in this matter is remote and the Company does not anticipate the outcome of the matter to have a material impact on its financial position, results of operations, or cash flows.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of July 1, 2023 was approximately $100.0 million with an available interest rate of 6.8%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Point-in-time	$178,325	$244,466	$364,699	$474,436
Over-time	12,337	11,844	25,128	23,224
Total revenue	$190,662	$256,310	$389,827	$497,660

See Note 14 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets. As of July 1, 2023 and December 31, 2022, the Company carried a long-term deferred revenue balance of $3,189 and $2,852, respectively, in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Balance, beginning of the period	$30,383	$38,599	$33,014	$31,672
Deferral of revenue	18,214	21,557	34,290	45,057
Recognition of deferred revenue	(21,341)	(25,725)	(40,048)	(42,298)
Balance, end of the period	$27,256	$34,431	$27,256	$34,431

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the six months ended July 1, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	743	$69.01
Granted	312	$88.06
Vested	(386)	$58.56
Forfeited	(31)	$81.36
Nonvested at July 1, 2023	638	$84.05

Of the 638 nonvested shares outstanding at July 1, 2023, 540 are service-based RSUs and 98 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2023 and 2022 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $100.79 and $85.49, respectively.

As of July 1, 2023 and December 31 2022, there was $38,787 and $28,653 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 1.8 years and 1.5 years for July 1, 2023 and December 31, 2022, respectively.

NOTE 10. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Foreign currency exchange losses, net	$(1,800)	$(811)	$(2,107)	$(1,025)
Other	90	(48)	116	(38)
Total other expense, net	$(1,710)	$(859)	$(1,991)	$(1,063)

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Income before income taxes	$27,855	$57,253	$60,057	$116,170
Provision for income taxes	$1,959	$5,678	$5,093	$11,265
Effective tax rate	7%	10%	8%	10%

The income tax provision for the three and six months ended July 1, 2023 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The income tax provision for the six months ended July 1, 2023 and July 2, 2022 reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021. The decrease in the Company’s income tax provision for the three and six months ended July 1, 2023 as compared to the three and six months ended July 2, 2022 was primarily due to a decrease in quarterly and year-to-date earnings and an increase in the federal research and development tax credit, offset by a decrease in the Foreign Derived Intangible Income (“FDII”) deduction. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected FDII deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $11,772 at July 1, 2023 and December 31, 2022.

NOTE 12. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Numerator:
Net income	$25,896	$51,575	$54,964	$104,905
Denominator:
Basic earnings per share - weighted average shares outstanding	48,976	49,617	48,865	49,525
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	298	290	310	384
Diluted earnings per share - weighted average shares outstanding	49,274	49,907	49,175	49,909
Earnings per share:
Basic	$0.53	$1.04	$1.12	$2.12
Diluted	$0.53	$1.03	$1.12	$2.10

NOTE 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at July 1, 2023, as well as the activity for the six months ended July 1, 2023, were as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 31, 2022	$(7,115)	$(2,895)	$(10,010)
Net current period other comprehensive income	(1,908)	1,229	(679)
Reclassifications	—	—	—
Balance at July 1, 2023	$(9,023)	$(1,666)	$(10,689)

For the six months ended July 1, 2023, tax effects on net income of amounts recorded in other comprehensive loss for net unrealized gains on available-for-sale marketable securities and foreign currency translation adjustments was $264.

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

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
	2023		2022		2023		2022
Systems and software	$159,353	83%	$220,786	86%	$326,177	84%	$430,170	86%
Parts	18,142	10%	22,756	9%	38,565	10%	42,613	9%
Services	13,167	7%	12,768	5%	25,085	6%	24,877	5%
Total revenue	$190,662	100%	$256,310	100%	$389,827	100%	$497,660	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Revenue from third parties:
South Korea	$37,840	$68,881	$83,313	$130,016
China	41,957	67,619	78,509	131,013
United States	33,237	31,073	73,951	57,874
Taiwan	31,013	48,456	57,718	101,848
Southeast Asia	25,680	10,444	42,980	19,669
Japan	13,732	10,789	28,235	19,764
Europe	7,203	19,048	25,121	37,476
Total revenue	$190,662	$256,310	$389,827	$497,660

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Six Months Ended
	July 1,	July 2,
	2023	2022
Samsung Semiconductor	21%	11%
Taiwan Semiconductor Manufacturing Co. Ltd.	13%	15%
SK Hynix Inc.	2%	17%

NOTE 15. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three and six month periods ended July 1, 2023, the Company repurchased 0 and 46 shares of its common stock, respectively. The amount paid to repurchase the shares in excess of par value, including transaction costs, is recorded directly as a decrease to additional paid-in capital and accumulated earnings. At July 1, 2023, there was $31,577 available for future share repurchases under this share repurchase authorization.

NOTE 16. Restructuring

The Company initiated a restructuring plan to streamline operations and align the Company’s cost structure with its business outlook for 2023. During the three and six months ended July 1, 2023, restructuring costs of $1,192 and $3,226 were recorded in operating expense for employee severance and $0 and $2,279 were recorded in cost of goods sold for inventory write-downs. All employee severance costs were paid during the six-month period. The Company anticipates that these activities will continue into subsequent quarters of 2023 and anticipates recording additional restructuring charges.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission on February 24, 2023 in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2022 Form 10-K.

For more information, please see our critical accounting estimates as previously disclosed in our 2022 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	July 1,	April 1,
	2023	2023
Revenue	$190,662	$199,165
Gross profit	$100,461	$104,975
Gross profit as a percent of revenue	53%	53%
Total operating expenses	$75,654	$75,940
Net income	$25,896	$29,068
Diluted earnings per share	$0.53	$0.59
•
In the fiscal quarter ended July 1, 2023 (the “July 2023 quarter”), revenue decreased 4% compared to the fiscal quarter ended April 1, 2023 (the “April 2023 quarter”), primarily due to a decline in sales to foundry and memory customers in advanced nodes applications, partially offset by an increase in sales to power customers in specialty device and advanced packaging applications.
•
Gross profit as a percentage of revenue in the July 2023 quarter compared to the April 2023 quarter was relatively flat primarily due to reduced volume offset by product mix.
•
Operating expenses in the July 2023 quarter compared to the April 2023 quarter were slightly lower primarily due to lower restructuring charges related to employee severance.
•
Customer demand further weakened due to a reduction in wafer fabrication equipment spending in the July 2023 quarter. As a result, we continued with the restructuring plan initiated in the April 2023 quarter. We incurred $1.2 million for employee severance costs due to additional workforce reductions in the July 2023 quarter.

Our cash, cash equivalents and marketable securities balance increased to $609.6 million as of July 1, 2023 compared to $547.8 million as of December 31, 2022. This increase was primarily the result of $81.8 million of cash generated from operating activities and $5.3 million of cash from sales of shares through share-based compensation plans for the first half of 2023. These sources of cash were partially offset by cash used for the purchase of our common stock of $3.2 million, cash used for capital expenditures of $12.5 million and $10.0 million of cash used for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans. Employee headcount as of July 1, 2023 was approximately 1,533.

We experienced supply chain constraints and inflationary pressures in 2022 and the first six months of 2023, and although there have been improvements in supply chain performance, we expect supply chain shortages as well as inflationary cost pressures to persist throughout fiscal 2023.

In 2022, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have resulted in lower net sales in China for the first half of fiscal 2023 compared to the same period last year.

For a discussion of the risks related to our business and operations, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three and Six Months Ended July 1, 2023 and July 2, 2022

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $190.7 million decreased 25.6% for the three months ended July 1, 2023 as compared to the same period in 2022, in which revenue totaled $256.3 million. For the six-month periods ended July 1, 2023 and July 2, 2022, our revenue totaled $389.8 million and $497.7 million, respectively, representing a year-over-year decrease of 21.7%

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
	2023		2022		2023		2022
Systems and software	$159,353	83%	$220,786	86%	$326,177	84%	$430,170	86%
Parts	18,142	10%	22,756	9%	38,565	10%	42,613	9%
Services	13,167	7%	12,768	5%	25,085	6%	24,877	5%
Total revenue	$190,662	100%	$256,310	100%	$389,827	100%	$497,660	100%

Total systems and software revenue decreased $61.4 million and $104.0 million for the three and six months ended July 1, 2023, respectively, as compared to the three and six months ended July 2, 2022. These decreases were primarily due to lower numbers of units shipped in our metrology, inspection and lithography product lines. The decrease in total parts and services revenue for the three and six months ended July 1, 2023, as compared to the three and six months ended July 2, 2022, was primarily due to lower factory utilization by several of our customers resulting in a decline in their spare parts usage. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Gross profit	$100,461	$132,127	$205,436	$263,150
Gross profit as a percentage of revenue	52.7%	51.5%	52.7%	52.9%

The increase in gross profit as a percentage of revenue for the three month period ended July 1, 2023 as compared to the three month period ended July 2, 2022 was primarily due to product mix and lower production costs. The decrease in gross profit as a percentage of revenue for the six month period ended July 1, 2023 as compared to the six month period ended July 2, 2022 was primarily due to an increase of $1.9 million related to excess and obsolete inventory for older product lines.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $27.0 million and $54.3 million for the three and six month periods ended July 1, 2023, respectively, as compared to $25.6 million and $52.0 million for the three and six month periods ended July 2, 2022, respectively. The increase in research and development expenses of $1.4 million for the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022, was primarily due to increased compensation costs of $1.1 million, a $0.2 million increase for travel expenses and material expenses for new product initiatives of $0.1 million. The increase in research and development expenses of $2.3 million for the six month period ended July 1, 2023, as compared to the six month period ended July 2, 2022, was primarily due to increased compensation costs of $2.2 million.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $16.0 million and $31.7 million for the three and six month periods ended July 1, 2023, respectively, compared to $16.9 million and $32.5 million for the three and six month periods ended July 2, 2022, respectively. The decrease in sales and marketing expenses of $0.9 million for the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022, was primarily due to a $0.3 million decrease in depreciation expense and a $0.3 million decrease in outside services expense. The decrease in sales and marketing expenses of $0.8 million for the six month period ended July 1, 2023, as compared to the six month period ended July 2, 2022, was primarily due to a $0.6 million decrease in outside services expense and a $0.3 million decrease in depreciation expense.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $18.8 million and $38.0 million for the three and six month periods ended July 1, 2023, respectively, as compared to $18.3 million and $34.8 million for the three and six month periods ended July 2, 2022, respectively. The increase in general and administrative expenses of $0.5 million for the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022, was primarily due to restructuring charges of $1.2 million in the 2023 period, partially offset by lower litigation expenses of $0.9 million. The increase in general and administrative expenses of $3.2 million for the six month period ended July 1, 2023, as compared to the six month period ended July 2, 2022, was primarily due to restructuring charges of $3.2 million for employee severance costs during the 2023 period.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets remained unchanged period over period. It was $13.8 million and $27.6 million for the three and six month periods ended July 1, 2023 as well as, the three and six month periods ended July 2, 2022, respectively.

Interest income, net. Net interest income was $4.8 million and $8.2 million for the three and six month periods ended July 1, 2023, respectively, as compared to $0.7 million and $1.0 million for the three and six month periods ended July 2, 2022, respectively. The increases in net interest income for both the three and six month periods ended July 1, 2023, as compared to the three and six month periods ended July 2, 2022, were due to higher cash and marketable securities balances and higher interest rates during the 2023 period.

Other expense, net. Other expense, net was $1.7 million and $2.0 million for the three and six month periods ended July 1, 2023, respectively, as compared to $0.9 million and $1.1 million for the three and six month periods ended July 2, 2022, respectively. The increase in other expense, net of $0.9 million for the six month periods ended July 1, 2023, as compared to the six month periods ended July 2, 2022, was primarily due to higher foreign exchange losses of $1.1 million.

Income Taxes. We recorded an income tax provision of $2.0 million and $5.1 million for the three and six month periods ended July 1, 2023, respectively, as compared to $5.7 million and $11.3 million for the three and six month periods ended July 2, 2022, respectively. Our effective tax rate of 7% and 8% for the three and six month periods ended July 1, 2023, differs from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 10% for both the three and six month periods ended July 2, 2022, differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

Liquidity and Capital Resources

At July 1, 2023, we had $609.6 million of cash, cash equivalents and marketable securities and $1,046.1 million in working capital. At December 31, 2022, we had $547.8 million of cash, cash equivalents and marketable securities and $974.3 million in working capital.

Net cash and cash equivalents provided by operating activities for the six months ended July 1, 2023 and July 2, 2022 were $81.8 million and $55.4 million, respectively.

•
The net cash and cash equivalents provided by operating activities during the six months ended July 1, 2023 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $98.8 million, partially offset by a decrease in cash provided from operating assets and liabilities of $17.0 million, primarily due to a $37.1 million increase in inventories, a $17.3 million increase in prepaid expenses and other assets, a $4.9 million decrease in accounts payable and a $10.7 million decrease in accrued and other liabilities, partially offset by a $51.1 million decrease in accounts receivable and a $1.9 million increase in net payable for income taxes.
•
The net cash and cash equivalents provided by operating activities during the six months ended July 2, 2022 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $143.0 million, partially offset by a decrease in cash provided from operating assets and liabilities of $87.6 million, primarily due to a $57.9 million increase in accounts receivable, a $44.4 million increase in inventories, a $15.6 million increase in prepaid expenses and other assets and a $4.4 million decrease in income taxes payable, partially offset by a $18.8 million increase in accounts payable and a $15.9 million increase in accrued and other liabilities.

Net cash and cash equivalents used in investing activities for the six months ended July 1, 2023 and July 2, 2022 were $22.9 million and $33.2 million, respectively.

•
During the six months ended July 1, 2023, net cash and cash equivalents used in investing activities included purchases of marketable securities of $209.2 million and capital expenditures of $12.4 million, partially offset by proceeds from sales of marketable securities of $198.7 million.
•
During the six months ended July 2, 2022, net cash and cash equivalents used in investing activities included purchases of marketable securities of $174.7 million and capital expenditures of $6.9 million, partially offset by proceeds from sales of marketable securities of $148.4 million.

Net cash and cash equivalents used in financing activities for the six months ended July 1, 2023 and July 2, 2022 were $8.2 million and $6.1 million, respectively.

•
During the six months ended July 1, 2023, financing activities used cash primarily for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $10.0 million and repurchases of common stock of $3.2 million and pay contingent consideration for acquired business of $0.3 million, partially offset by proceeds from sales of shares through share-based compensation plans of $5.3 million.
•
During the six months ended July 2, 2022, financing activities used cash to primarily pay taxes related to shares withheld for share-based compensation plans of $8.3 million and pay contingent consideration for acquired business of $2.3 million, partially offset by proceeds from sales of shares through share-based compensation plans of $4.5 million.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three and six months ended July 1, 2023, we repurchased 0 and 46 thousand shares of common stock, respectively, under this repurchase authorization and those shares were subsequently retired. As of July 1, 2023, there was $31.6 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. As of July 1, 2023, the available line of credit was approximately $100.0 million with an available interest rate of 6.8%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of July 1, 2023. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 1, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock. During the three and six months ended July 1, 2023, we repurchased 0 and 46 thousand shares of common stock, respectively, under this repurchase authorization and those shares were subsequently retired. At July 1, 2023, there was $31.6 million available for future share repurchases under this share repurchase authorization. For further information, see Note 15, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and six months ended July 1, 2023, we withheld 43 thousand and 118 thousand shares through net share settlements. For the three and six month period ended July 1, 2023, net share settlements cost $3.7 million and

$9.9 million, respectively. Please refer to Note 9, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended July 1, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 2, 2023 - May 1, 2023	39	$82.58	—	$31,577
May 2, 2023 - June 1, 2023	3	$95.86	—	$31,577
June 2, 2023 - July 1, 2023	1	$111.01	—	$31,577
Three months ended July 1, 2023	43	$84.57	—

[1] Includes shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

The table below provides the details of all trading plans adopted or terminated by a director or officer during the Company’s last fiscal quarter. Each of the trading plans is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Officer's name	Title	Adoption date	Expiration date	Aggregate number of securities to be sold
Michael P. Plisinski	Chief Executive Officer	5/18/2023	11/15/2023	31,000
Mark R. Slicer	Chief Financial Officer	6/16/2023	10/27/2023	3,005
Robert Fiordalice	Senior Vice President & General Manager, Metrology Business Unit	6/16/2023	12/31/2024	7,049

Item 6. Exhibits

Exhibit No.	Description

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

Onto Innovation Inc.

Date:	August 10, 2023	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	August 10, 2023	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer