Form 10-Q
period 2023-09-30
ONTO INNOVATION INC.
filed 2023-11-13
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of outstanding shares of the Registrant’s Common Stock on October 19, 2023 was 49,080,993.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Revenue	$207,185	$254,253	$597,012	$751,913
Cost of revenue	100,333	115,404	284,724	349,914
Gross profit	106,852	138,849	312,288	401,999
Operating expenses:
Research and development	26,136	32,150	80,421	84,128
Sales and marketing	14,755	16,769	46,416	49,314
General and administrative	18,131	16,801	56,130	51,594
Amortization	13,824	13,822	41,473	41,461
Total operating expenses	72,846	79,542	224,440	226,497
Operating income	34,006	59,307	87,848	175,502
Interest income, net	5,694	1,516	13,900	2,554
Other expense, net	(1,001)	(962)	(2,992)	(2,025)
Income before provision for income taxes	38,699	59,861	98,756	176,031
Provision for income taxes	2,813	7,646	7,906	18,911
Net income	$35,886	$52,215	$90,850	$157,120
Earnings per share:
Basic	$0.73	$1.05	$1.86	$3.17
Diluted	$0.73	$1.05	$1.84	$3.15
Weighted average number of shares outstanding:
Basic	49,043	49,680	48,933	49,582
Diluted	49,401	49,949	49,259	49,928

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net income	$35,886	$52,215	$90,850	$157,120
Other comprehensive loss, net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	672	(1,007)	1,901	(3,456)
Change in currency translation adjustments	(2,761)	(4,119)	(4,669)	(13,665)
Total other comprehensive loss, net of tax	(2,089)	(5,126)	(2,768)	(17,121)
Total comprehensive income	$33,797	$47,089	$88,082	$139,999

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$206,585	$175,872
Marketable securities	423,079	371,912
Accounts receivable, less allowance of $2,328 and $1,572	209,520	241,395
Inventories, net	346,055	324,282
Prepaid expenses and other current assets	35,963	21,411
Total current assets	1,221,202	1,134,872
Property, plant and equipment, net	104,184	91,980
Goodwill	315,811	315,811
Identifiable intangible assets, net	180,724	222,197
Deferred income taxes	18,370	4,778
Other assets	21,897	25,225
Total assets	$1,862,188	$1,794,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,466	$54,526
Accrued liabilities	39,331	48,836
Deferred revenue	22,832	30,163
Other current liabilities	29,129	27,033
Total current liabilities	135,758	160,558
Deferred income taxes	—	7,366
Other non-current liabilities	30,288	30,513
Total liabilities	166,046	198,437
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,256,824	1,243,631
Accumulated other comprehensive loss	(12,778)	(10,010)
Accumulated earnings	452,047	362,756
Total stockholders’ equity	1,696,142	1,596,426
Total liabilities and stockholders’ equity	$1,862,188	$1,794,863

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Cash flows from operating activities:
Net income	$90,850	$157,120
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	41,473	41,461
Depreciation	9,018	6,980
Share-based compensation	19,913	18,929
Write-off of acquired in-process research and development	—	4,406
Provision for inventory valuation	6,111	7,175
Deferred income taxes	(21,193)	(24,560)
Other, net	3,005	2,742
Changes in operating assets and liabilities	(38,790)	(127,045)
Net cash and cash equivalents provided by operating activities	110,387	87,208
Cash flows from investing activities:
Purchases of marketable securities	(360,273)	(289,504)
Proceeds from maturities and sales of marketable securities	314,124	274,636
Acquisitions, net of cash acquired	—	(4,572)
Purchases of property, plant and equipment	(20,110)	(9,786)
Net cash and cash equivalents used in investing activities	(66,259)	(29,226)
Cash flows from financing activities:
Purchases and retirement of common stock	(3,197)	(11,540)
Tax payments related to shares withheld for share-based compensation plans	(10,367)	(8,569)
Payment of contingent consideration for acquired business	(803)	(2,287)
Issuance of shares through share-based compensation plans	5,285	4,499
Net cash and cash equivalents used in financing activities	(9,082)	(17,897)
Effect of exchange rate changes on cash and cash equivalents	(4,333)	(9,304)
Net increase in cash and cash equivalents	30,713	30,781
Cash and cash equivalents at beginning of period	175,872	169,602
Cash and cash equivalents at end of period	$206,585	$200,383

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$28,935	$47,107

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Net income	—	—	—	—	29,068	29,068
Share-based compensation	—	—	6,119	—	—	6,119
Issuance of shares through share-based compensation plans, net	225	—	—	—	—	—
Purchases of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Share-based compensation plan withholdings	(62)	—	(6,273)	—	—	(6,273)
Currency translation	—	—	—	1,090	—	1,090
Unrealized gain on investments	—	—	—	1,392	—	1,392
Balance at April 1, 2023	48,801	$49	$1,241,839	$(7,528)	$390,265	$1,624,625
Net income	—	—	—	—	25,896	25,896
Share-based compensation	—	—	7,745	—	—	7,745
Issuance of shares through share-based compensation plans, net	227	—	5,285	—	—	5,285
Share-based compensation plan withholdings	(56)	—	(3,676)	—	—	(3,676)
Currency translation	—	—	—	(2,998)	—	(2,998)
Unrealized loss on investments	—	—	—	(163)	—	(163)
Balance at July 1, 2023	48,972	$49	$1,251,193	$(10,689)	$416,161	$1,656,714
Net income	—	—	—	—	35,886	35,886
Share-based compensation	—	—	6,049	—	—	6,049
Issuance of shares through share-based compensation plans, net	109	—	—	—	—	—
Share-based compensation plan withholdings	(3)	—	(418)	—	—	(418)
Currency translation	—	—	—	(2,761)	—	(2,761)
Unrealized gain on investments	—	—	—	672	—	672
Balance at September 30, 2023	49,078	$49	$1,256,824	$(12,778)	$452,047	$1,696,142

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055
Net income	—	—	—	—	53,330	53,330
Share-based compensation	—	—	4,832	—	—	4,832
Issuance of shares through share-based compensation plans, net	184	—	6	—	—	6
Share-based compensation plan withholdings	(46)	—	(5,289)	—	—	(5,289)
Currency translation	—	—	—	(3,612)	—	(3,612)
Unrealized loss on investments	—	—	—	(3,001)	—	(3,001)
Balance at April 2, 2022	49,438	$49	$1,255,728	$(5,297)	$221,841	$1,472,321
Net income	—	—	—	—	51,575	51,575
Share-based compensation	—	—	7,983	—	—	7,983
Issuance of shares through share-based compensation plans, net	219	1	4,493	—	—	4,494
Share-based compensation plan withholdings	(53)	—	(3,048)	—	—	(3,048)
Currency translation	—	—	—	(5,934)	—	(5,934)
Unrealized gain on investments	—	—	—	552	—	552
Balance at July 2, 2022	49,604	$50	$1,265,156	$(10,679)	$273,416	$1,527,943
Net income	—	—	—	—	52,215	52,215
Share-based compensation	—	—	6,114	—	—	6,114
Issuance of shares through share-based compensation plans, net	86	—	—	—	—	—
Purchases and retirement of common stock	(172)	—	(11,540)	—	—	(11,540)
Share-based compensation plan withholdings	(3)	—	(232)	—	—	(232)
Currency translation	—	—	—	(4,119)	—	(4,119)
Unrealized loss on investments	—	—	—	(1,007)	—	(1,007)
Balance at October 1, 2022	49,515	$50	$1,259,498	$(15,805)	$325,631	$1,569,374

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023. The accompanying Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements included in the 2022 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending December 30, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2023 ended on April 1, 2023, the second quarter ended on July 1, 2023 and the third quarter ended on September 30, 2023. Our fiscal year ended December 31, 2022 was a 52-week fiscal year. The third quarter of the fiscal year ended December 31, 2022 ended on October 1, 2022.

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

Adoption of Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance to the Company.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
Available-for-sale debt securities:
Government notes and bonds	$180,438	$—	$180,438	$—
Asset-backed securities	308	—	308	—
Certificates of deposit	58,166	—	58,166	—
Commercial paper	110,119	—	110,119	—
Corporate bonds	74,048	—	74,048	—
Foreign currency forward contracts	24	—	24	—
Total assets	$423,103	$—	$423,103	$—

December 31, 2022
Assets:
Available-for-sale debt securities:
Government notes and bonds	$178,868	$—	$178,868	$—
Asset-backed securities	1,534	—	1,534	—
Certificates of deposit	52,095	—	52,095	—
Commercial paper	80,079	—	80,079	—
Corporate bonds	59,335	—	59,335	—
Total assets	$371,912	$—	$371,912	$—
Liabilities:
Foreign currency forward contracts	$135	$—	$135	$—
Total liabilities	$135	$—	$135	$—

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

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 3. Marketable Securities

At September 30, 2023 and December 31, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2023
Government notes and bonds	$181,618	$—	$1,180	$180,438
Asset-backed securities	309	—	1	308
Certificates of deposit	58,175	15	24	58,166
Commercial paper	110,163	3	47	110,119
Corporate bonds	74,544	3	499	74,048
Total marketable securities	$424,809	$21	$1,751	$423,079
December 31, 2022
Government notes and bonds	$181,196	$27	$2,355	$178,868
Asset-backed securities	1,555	—	21	1,534
Certificates of deposit	52,190	24	118	52,095
Commercial paper	80,199	16	136	80,079
Corporate bonds	60,334	4	1,003	59,335
Total marketable securities	$375,474	$71	$3,633	$371,912

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$308,493	$307,462	$311,934	$309,385
Due after one through five years	116,316	115,617	63,540	62,527
Due after five years	—	—	—	—
Total marketable securities	$424,809	$423,079	$375,474	$371,912

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” Gross realized gains and losses on available-for-sale securities are included in “Other expense, net” on the Condensed Consolidated Statements of Operations and were not material during the three and nine months ended September 30, 2023 and October 1, 2022. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2023 and December 31, 2022 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at September 30, 2023 and December 31, 2022:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Government notes and bonds	$125,253	$685	$43,661	$495
Asset-backed securities	—	—	309	1
Certificates of deposit	24,269	24	—	—
Commercial paper	95,424	47	—	—
Corporate bonds	47,047	224	19,482	275
Total	$291,993	$980	$63,452	$771
December 31, 2022
Government notes and bonds	$96,301	$1,273	$69,159	$1,082
Asset-backed securities	1,555	21	—	—
Certificates of deposit	22,400	118	—	—
Commercial paper	50,550	136	—	—
Corporate bonds	28,975	637	28,769	366
Total	$199,781	$2,185	$97,928	$1,448

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2023, these contracts were denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollar, and Taiwanese dollar. At December 31, 2022, these contracts were denominated in euro, Japanese yen, Korean won, Singapore dollar, Taiwanese dollar, and Chinese renminbi. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other expense, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Notional amount	$42,587	$27,923
Fair value of asset (liability)	$24	$(135)

NOTE 5. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of September 30, 2023 and December 31, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2023
Finite-lived intangibles:
Developed technology	$378,197	$242,453	$135,744
Customer and distributor relationships	73,321	33,636	39,685
Trademarks and trade names	14,171	8,876	5,295
Total identifiable intangible assets	$465,689	$284,965	$180,724
December 31, 2022
Finite-lived intangibles:
Developed technology	$378,197	$205,386	$172,811
Customer and distributor relationships	73,321	30,195	43,126
Trademarks and trade names	14,171	7,911	6,260
Total identifiable intangible assets	$465,689	$243,492	$222,197

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2023 (remainder)	$13,350
2024	49,137
2025	32,587
2026	31,394
2027	23,173
2028	12,288
Thereafter	18,795
Total	$180,724

NOTE 6. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	September 30, 2023	December 31, 2022
Materials	$242,103	$231,029
Work-in-process	74,059	69,072
Finished goods	29,893	24,181
Total inventories, net	$346,055	$324,282

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	$72,609	$56,924
Land and building	50,410	50,344
Computer equipment and software	16,754	15,415
Leasehold improvements	22,120	18,539
Furniture and fixtures	3,344	2,949
	165,237	144,171
Accumulated depreciation	(61,053)	(52,191)
Total property, plant and equipment, net	$104,184	$91,980

Other assets

Other assets are comprised of the following:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$19,163	$20,746
Other	2,734	4,479
Total other assets	$21,897	$25,225

Accrued liabilities

Accrued liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Payroll and related expenses	$29,784	$36,529
Warranty	8,016	10,890
Other	1,531	1,417
Total accrued liabilities	$39,331	$48,836

Other current liabilities

Other current liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Customer deposits	$7,076	$12,482
Current operating lease obligations	5,602	5,678
Income tax payable	2,586	1,910
Accrued professional fees	1,101	968
Other	12,764	5,995
Total other current liabilities	$29,129	$27,033

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Non-current operating lease obligations	$14,996	$16,345
Unrecognized tax benefits (including interest)	9,132	7,693
Deferred revenue	3,899	2,852
Other	2,261	3,623
Total other non-current liabilities	$30,288	$30,513

NOTE 7. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $20,639 of receivables during the nine months ended September 30, 2023. These receivables were not included in the Condensed Consolidated Balance Sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at September 30, 2023.

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Balance, beginning of the period	$11,830	$9,682
Accruals	6,670	11,288
Usage	(9,311)	(9,076)
Balance, end of the period	$9,189	$11,894

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

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of September 30, 2023 was approximately $100.0 million with an available interest rate of 7.0%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Point-in-time	$194,375	$242,209	$559,074	$716,645
Over-time	12,810	12,044	37,938	35,268
Total revenue	$207,185	$254,253	$597,012	$751,913

See Note 14 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company carried a long-term deferred revenue balance of $3,899 and $2,852, respectively, in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Balance, beginning of the period	$27,256	$34,431	$33,014	$31,673
Deferral of revenue	17,749	15,333	52,039	60,389
Recognition of deferred revenue	(18,274)	(18,717)	(58,322)	(61,015)
Balance, end of the period	$26,731	$31,047	$26,731	$31,047

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	743	$69.01
Granted	317	$88.92
Vested	(404)	$58.88
Forfeited	(48)	$82.95
Nonvested at September 30, 2023	608	$85.01

Of the 608 nonvested shares outstanding at September 30, 2023, 515 are service-based RSUs and 93 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2023 and 2022 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $100.79 and $85.49, respectively.

As of September 30, 2023 and December 31 2022, there was $32,572 and $28,653 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 1.6 years and 1.5 years for September 30, 2023 and December 31, 2022, respectively.

NOTE 10. Other Expense, Net

Other expense, net, is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Foreign currency exchange losses, net	$(1,009)	$(1,016)	$(3,116)	$(2,041)
Other	8	54	124	16
Total other expense, net	$(1,001)	$(962)	$(2,992)	$(2,025)

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Income before income taxes	$38,699	$59,861	$98,756	$176,031
Provision for income taxes	$2,813	$7,646	$7,906	$18,911
Effective tax rate	7%	13%	8%	11%

The income tax provision for the three and nine months ended September 30, 2023 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The income tax provision for the nine months ended September 30, 2023 and October 1, 2022 reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021. The decrease in the Company’s income tax provision for the three and nine months ended September 30, 2023 as compared to the three and nine months ended October 1, 2022 was primarily due to a decrease in quarterly and year-to-date earnings and an increase in the federal research and development tax credit, offset by a decrease in the Foreign Derived Intangible Income (“FDII”) deduction. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected FDII deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $11,772 at September 30, 2023 and December 31, 2022.

NOTE 12. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Numerator:
Net income	$35,886	$52,215	$90,850	$157,120
Denominator:
Basic earnings per share - weighted average shares outstanding	49,043	49,680	48,933	49,582
Effect of potential dilutive securities:
Employee stock options, employee stock purchase grants and restricted stock units - dilutive shares	358	269	326	346
Diluted earnings per share - weighted average shares outstanding	49,401	49,949	49,259	49,928
Earnings per share:
Basic	$0.73	$1.05	$1.86	$3.17
Diluted	$0.73	$1.05	$1.84	$3.15

NOTE 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at September 30, 2023, as well as the activity for the nine months ended September 30, 2023, were as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 31, 2022	$(7,115)	$(2,895)	$(10,010)
Net current period other comprehensive income	(4,669)	1,901	(2,768)
Reclassifications	—	—	—
Balance at September 30, 2023	$(11,784)	$(994)	$(12,778)

For the nine months ended September 30, 2023, tax effects on net income of amounts recorded in other comprehensive loss for net unrealized gains on available-for-sale marketable securities and foreign currency translation adjustments was $407.

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
	2023		2022		2023		2022
Systems and software	$169,346	82%	$216,082	85%	$495,523	83%	$646,252	86%
Parts	20,100	10%	21,598	8%	58,665	10%	64,211	9%
Services	17,739	8%	16,573	7%	42,824	7%	41,450	5%
Total revenue	$207,185	100%	$254,253	100%	$597,012	100%	$751,913	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Revenue from third parties:
South Korea	$38,892	$41,039	$122,205	$171,055
China	29,785	78,412	108,294	215,578
United States	29,805	27,443	103,756	79,164
Taiwan	28,084	49,611	85,802	151,460
Southeast Asia	25,060	25,863	68,040	45,627
Japan	32,597	13,755	60,832	33,423
Europe	22,962	18,130	48,083	55,606
Total revenue	$207,185	$254,253	$597,012	$751,913

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Samsung Semiconductor	20%	10%
Taiwan Semiconductor Manufacturing Co. Ltd.	11%	15%
SK Hynix Inc.	4%	14%
Yangtze Memory Technologies Co. Ltd	0%	11%

NOTE 15. Share Repurchase Authorization

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three and nine month periods ended September 30, 2023, the Company repurchased 0 and 46 shares of its common stock, respectively. The amount paid to repurchase the shares in excess of par value, including transaction costs, is recorded directly as a decrease to additional paid-in capital and accumulated earnings. At September 30, 2023, there was $31,577 available for future share repurchases under this share repurchase authorization.

NOTE 16. Restructuring

The Company initiated a restructuring plan to streamline operations and align the Company’s cost structure with its business outlook for 2023. During the three and nine months ended September 30, 2023, restructuring costs of $0 and $3,226 were recorded in operating expenses for employee severance and $0 and $2,279 were recorded in cost of goods sold for inventory write-downs. All employee severance costs were paid during the nine-month period. The Company anticipates recording additional restructuring charges in its fourth fiscal quarter of 2023.

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
•
the effects of natural disasters or public health emergencies, such as COVID-19, on the global economy and on our customers, suppliers, employees, and business;
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

For more information, please see our critical accounting estimates as previously disclosed in the 2022 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	September 30,	July 1,
	2023	2023
Revenue	$207,185	$190,662
Gross profit	$106,852	$100,461
Gross profit as a percent of revenue	52%	53%
Total operating expenses	$72,846	$75,654
Net income	$35,886	$25,896
Diluted earnings per share	$0.73	$0.53
•
In the fiscal quarter ended September 30, 2023 (the “September 2023 quarter”), revenue increased 9% compared to the fiscal quarter ended July 1, 2023 (the “July 2023 quarter”), primarily due to an increase in sales to memory customers in specialty device and advanced packaging applications, partially offset by a decrease in sales to foundry customers in advanced nodes applications.
•
Gross profit as a percentage of revenue in the September 2023 quarter compared to the July 2023 quarter was primarily due to product mix.
•
Operating expenses in the September 2023 quarter decreased by 4% compared to the July 2023 quarter primarily due to cost containment initiatives implemented earlier in the year.

Our cash, cash equivalents and marketable securities balance increased to $629.7 million as of September 30, 2023 compared to $547.8 million as of December 31, 2022. This increase was primarily the result of $110.4 million of cash generated from operating activities, partially offset by cash used for capital expenditures of $20.1 million and $10.4 million for tax payments related to net share settlement of employee stock-based compensation plans. Employee headcount as of September 30, 2023 was approximately 1,516.

We experienced supply chain constraints and inflationary pressures in 2022 and the first nine months of 2023, and although there have been improvements in supply chain performance, we expect some supply chain shortages as well as inflationary cost pressures to persist for the remainder of fiscal 2023 and into fiscal 2024.

In 2022, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have resulted in lower net sales in China for the first nine months of fiscal 2023 compared to the same period last year.

For a discussion of the risks related to our business and operations, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and October 1, 2022

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $207.2 million decreased 18.5% for the three months ended September 30, 2023 as compared to the same period in 2022, in which revenue totaled $254.3 million. For the nine-month periods ended September 30, 2023 and October 1, 2022, our revenue totaled $597.0 million and $751.9 million, respectively, representing a year-over-year decrease of 20.6%

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
	2023		2022		2023		2022
Systems and software	$169,346	82%	$216,082	85%	$495,523	83%	$646,252	86%
Parts	20,100	10%	21,598	8%	58,665	10%	64,211	9%
Services	17,739	8%	16,573	7%	42,824	7%	41,450	5%
Total revenue	$207,185	100%	$254,253	100%	$597,012	100%	$751,913	100%

Total systems and software revenue decreased $46.7 million and $150.7 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended October 1, 2022. These decreases were primarily due to a decrease in shipments of our metrology product lines to customers in advanced nodes applications. This decline was partially offset by an increase in shipments of out inspection and lithography product lines to customers in specialty devices and advanced packaging applications. The decrease in total parts and services revenue for the three and nine months ended September 30, 2023, as compared to the three and nine months ended October 1, 2022, was primarily due to lower factory utilization by several of our customers resulting in a decline in their spare parts requirements. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Gross profit	$106,852	$138,849	$312,288	$401,999
Gross profit as a percentage of revenue	51.6%	54.6%	52.3%	53.5%

The decrease in gross profit as a percentage of revenue for the three month period ended September 30, 2023 as compared to the three month period ended October 1, 2022 was primarily due to product mix and higher production costs. The decrease in gross profit as a percentage of revenue for the nine month period ended September 30, 2023 as compared to the nine month period ended October 1, 2022 was primarily due to an increase of $1.9 million related to excess and obsolete inventory for older product lines.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $26.1 million and $80.4 million for the three and nine month periods ended September 30, 2023, respectively, as compared to $32.2 million and $84.1 million for the three and nine month periods ended October 1, 2022, respectively. The decrease in research and development expenses of $6.1 million for the three month period ended September 30, 2023, as compared to the three month period ended October 1, 2022, was primarily due to a decrease in acquisition costs of $4.6 million for the write-off of acquired in-process research and developments expenses and a decrease in compensation costs of $1.3 million on lower headcount. The decrease in research and development expenses of $3.7 million for the nine month period ended September 30, 2023, as compared to the nine month period ended October 1, 2022, was primarily due to a decrease in acquisition costs of $4.6 million for the write-off of acquired in-process research and developments expenses, partially offset by increases in depreciation expenses of $0.3 million and travel expenses of $0.3 million.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $14.8 million and $46.4 million for the three and nine month periods ended September 30, 2023, respectively, compared to $16.8 million and $49.3 million for the three and nine month periods ended October 1, 2022, respectively. The decrease in sales and marketing expenses of $2.0 million for the three month period ended September 30, 2023, as compared to the three month period ended October 1, 2022, was primarily due to decreases in compensations costs of $0.8 million on lower headcount, outside service expenses of $0.2 million and travel expenses of $0.2 million. The decrease in sales and marketing expenses of $2.9 million for the nine month period ended September 30, 2023, as compared to the nine month period ended October 1, 2022, was primarily due to decreases in compensation costs of $1.8 million on lower headcount, outside service expenses of $0.7 million and depreciation expense of $0.6 million, partially offset by an increase in travel expenses of $0.6 million.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $18.1 million and $56.1 million for the three and nine month periods ended September 30, 2023, respectively, as compared to $16.8 million and $51.6 million for the three and nine month periods ended October 1, 2022, respectively. The increase in general and administrative expenses of $1.3 million for the three month period ended September 30, 2023, as compared to the three month period ended October 1, 2022, was primarily due to increases in compensation costs of $0.6 million on higher headcount and depreciation expenses of $0.6 million. The increase in general and administrative expenses of $4.5 million for the nine month period ended September 30, 2023, as compared to the nine month period ended October 1, 2022, was primarily due to restructuring charges of $3.2 million for employee severance costs during the 2023 period, increases in facilities expenses of $1.7 million, and depreciation expenses of $1.4 million, partially offset by decreases in outside services expenses of $1.4 million.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets remained unchanged period over period. It was $13.8 million for the three month periods ended September 30, 2023 and October 1, 2022. For the nine month periods ended September 30, 2023 and October 1, 2022 amortization of identifiable intangible assets was $41.5 million.

Interest income, net. Net interest income was $5.7 million and $13.9 million for the three and nine month periods ended September 30, 2023, respectively, as compared to $1.5 million and $2.6 million for the three and nine month periods ended

October 1, 2022, respectively. The increases in net interest income for both the three and nine month periods ended September 30, 2023, as compared to the three and nine month periods ended October 1, 2022, were due to higher cash and marketable securities balances and higher interest rates during the 2023 period.

Other expense, net. Other expense, net was $1.0 million and $3.0 million for the three and nine month periods ended September 30, 2023, respectively, as compared to $1.0 million and $2.0 million for the three and nine month periods ended October 1, 2022, respectively. The increase in other expense, net of $1.0 million for the nine month periods ended September 30, 2023, as compared to the nine month periods ended October 1, 2022, was primarily due to higher foreign exchange losses of $1.0 million.

Income Taxes. We recorded an income tax provision of $2.8 million and $7.9 million for the three and nine month periods ended September 30, 2023, respectively, as compared to $7.6 million and $18.9 million for the three and nine month periods ended October 1, 2022, respectively. Our effective tax rate of 7% and 8% for the three and nine month periods ended September 30, 2023, differs from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 13% and 11% for the three and nine month periods ended October 1, 2022, differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

Liquidity and Capital Resources

At September 30, 2023, we had $629.7 million of cash, cash equivalents and marketable securities and $1,085.4 million in working capital. At December 31, 2022, we had $547.8 million of cash, cash equivalents and marketable securities and $974.3 million in working capital.

Net cash and cash equivalents provided by operating activities for the nine months ended September 30, 2023 and October 1, 2022 were $110.4 million and $87.2 million, respectively.

•
The net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2023 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $149.2 million, partially offset by a decrease in cash provided from operating assets and liabilities of $38.8 million, primarily due to a $33.5 million increase in prepaid expenses and other assets, a $31.4 million increase in inventories, and a $10.1 million decrease in accounts payable, partially offset by a $26.3 million decrease in accounts receivable, a $7.0 million increase in accrued and other liabilities, and a $2.9 million increase in net payable for income taxes.
•
The net cash and cash equivalents provided by operating activities during the nine months ended October 1, 2022 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $214.2 million, partially offset by a decrease in cash provided from operating assets and liabilities of $127.0 million, primarily due to a $76.5 million increase in inventories, a $60.4 million increase in accounts receivable, a $16.9 million increase in prepaid expenses and other assets, and a $4.1 million increase in net payable for income taxes, partially offset by a $10.7 million increase in accounts payable, and a $20.2 million increase in accrued and other liabilities.

Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2023 and October 1, 2022 were $66.3 million and $29.2 million, respectively.

•
During the nine months ended September 30, 2023, net cash and cash equivalents used in investing activities included purchases of marketable securities of $360.3 million and capital expenditures of $20.1 million, partially offset by proceeds from sales of marketable securities of $314.1 million.
•
During the nine months ended October 1, 2022, net cash and cash equivalents used in investing activities included purchases of marketable securities of $289.5 million, capital expenditures of $9.8 million and purchase of intangible assets of $4.6 million, partially offset by proceeds from sales of marketable securities of $274.6 million.

Net cash and cash equivalents used in financing activities for the nine months ended September 30, 2023 and October 1, 2022 were $9.1 million and $17.9 million, respectively.

•
During the nine months ended September 30, 2023, financing activities used cash primarily for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $10.4 million, repurchases of common stock of $3.2 million and payments related to contingent consideration for acquired business of $0.8 million, partially offset by proceeds from sales of shares through share-based compensation plans of $5.3 million.
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

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three and nine months ended September 30, 2023, we repurchased 0 and 46 thousand shares of common stock, respectively, under this repurchase authorization and those shares were subsequently retired. As of September 30, 2023, there was $31.6 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. As of September 30, 2023, the available line of credit was approximately $100.0 million with an available interest rate of 7.0%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 30, 2023. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 7, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

Below is a summary of the principal factors and uncertainties that make investing in our company risky. You should read this summary together with the more detailed description of each risk factor contained further below.

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

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages and other cost increases due to the COVID-19 pandemic and the effects of the Russia-Ukraine conflict. In addition, we source components for certain of our tools from a supplier in Israel. If the conflict in Israel and the surrounding area escalates, it could disrupt our supply chain, resulting in a material adverse impact on our business. We have also experienced, and may continue to experience, production delays, disruptions and cost increases due to the worldwide shortage of semiconductor components as a result of sharp increases in demand for semiconductor products in general.

These risks may be heightened because we obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited-source suppliers of components and our lack of long-term contracts with many of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A significant number of our suppliers are the sole source or single source for certain components or subassemblies. If such a supplier is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement supplier or redesign our product to use alternative components, which could result in additional expenses and delays in product development or shipment of product to our customers. Disruption or termination of the supply of components has delayed and could continue to delay shipments of some of our systems. Such delays may damage our customer relationships and reduce our sales. The lead time required for shipments of some of our components can be greater than six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. In some cases, we may need to purchase components in advance of receiving customer orders for product. If we are unable to accurately predict our component needs, or if our component supply is disrupted, as it has been due to supply chain disruptions, logistics difficulties and shipping delays due to the COVID-19 pandemic and global electronic component shortages, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

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

In addition to patent protection, we rely upon copyrights for protection of our proprietary software and documentation, trademarks for protection of our brand and source of goods, and trade secret law, and confidentiality and non-compete agreements for protection of our confidential and proprietary information and technology. These measures do not guarantee protection of our intellectual property, however. We can give no assurance that our copyrights will be upheld or will successfully deter infringement by third parties. Even though we routinely enter into confidentiality agreements with our employees and other third parties there can be no assurances that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. It is also possible that third parties will misappropriate our trade secrets or other confidential information. We may be subject to cybersecurity breaches in which a third party obtains our confidential information. Third parties may also reverse engineer our products to copy our technology. Any of these circumstances could result in harm to our competitive position in the market. Failure to protect our trademarks can lead to other companies selling products using confusing similar names, thereby damaging our brand. In some countries, it can be difficult to register trademarks because of the strict examination process or blocking trademarks for other goods. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

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

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. The cost of maintaining compliance under multiple and changing regulatory regimes may adversely affect our business, financial condition and results of operations, and, in the case of export controls, has adversely affected and may continue to adversely affect our results of operations. As discussed below under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact both our ability to compete for the business of domestic customers in China and our results of operations,” the U.S. government issued, new export control rules in 2022 aimed at restricting China’s access to advanced computing technology. To comply with the new rules, Onto Innovation has had to expend time and resources that might otherwise have been used for revenue generating activities. Further regulatory changes could require additional diversion of resources to compliance efforts. In addition, in the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

Political and economic instability may result in reduced demand for our products.

We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the United States, these events may result in reduced demand for our products or adversely affect our supply chain. For example, the Ukraine–Russia geographic region is a major source of critical raw materials used for semiconductor manufacturing (such as neon and palladium), and any supply chain disruptions or shortages of such materials due to the ongoing conflict in that region could impact our customers in a manner that reduces demand for our products. Similarly, if the conflict in Israel and the surrounding area escalates, it could result in disruptions to our supply chain and/or the operations of our customers in a manner that reduces demand for our products.

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

We have no operations in Russia, Belarus or Ukraine and do not have significant customers or suppliers in any of those countries. Consequently, to date, our operations have not been materially adversely affected by Russia’s invasion of Ukraine. However, if the Russia-Ukraine conflict escalates and/or the U.S. and other jurisdictions impose additional sanctions on Russia and its supporters, there could be a disruption to the global economy and/or supply chains that could adversely affect our business. For example, components used in certain of our products use raw materials that may be sourced from Russia and Ukraine; if supply of those materials is disrupted it could adversely impact our ability manufacture and sell those products, which could adversely affect our results of operations. Likewise, we do not have material operations in Israel and our operations have not been materially adversely affected by the conflict in Israel and the surrounding area to date. If the conflict escalates, however, it could result in disruptions to our supply chain and/or the operations of our customers in a manner than reduces demand for our products.

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. The requirement reduced our cash flows for 2022 and the first nine months of 2023, and may continue to reduce our cash flows unless repealed. In addition, recent proposals to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax could have a negative impact on our tax position depending upon the terms of the final enacted legislation. Based on the nature of the uncertainties around specific legislation to be enacted, we have not quantified the impact of this risk. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100 million worth of shares of its common stock. During the three and nine months ended September 30, 2023, we repurchased 0 and 46 thousand shares of common stock, respectively, under this repurchase authorization and those shares were subsequently retired. At September 30, 2023, there was $31.6 million available for future share repurchases under this share repurchase authorization. For further information, see Note 15, “Share Repurchase Authorization” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and nine months ended September 30, 2023, we withheld 3 thousand and 168 thousand shares through net share settlements. For the three and nine month period ended September 30, 2023, net share settlements cost $0.4 million and $10.4 million, respectively. Please refer to Note 9, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended September 30, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 2, 2023 - August 1, 2023	1	$113.16	—	$31,577
August 2, 2023 - September 1, 2023	1	$117.85	—	$31,577
September 2, 2023 - September 30, 2023	1	$131.25	—	$31,577
Three months ended September 30, 2023	3	$123.09	—

[1] Includes shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

10.1

Employment Agreement, dated September 15, 2023, by and between Onto Innovation Inc. and Michael P. Plisinski, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 15, 2023 (File No. 001-39110).

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

Onto Innovation Inc.

Date:	November 9, 2023	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 9, 2023	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer