Form 10-K
period 2023-12-30
ONTO INNOVATION INC.
filed 2024-02-26
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2023

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $5,659,828,744 based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2023.

The number of shares of the registrant’s Common Stock outstanding as of February 5, 2024 was 49,130,018.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 22, 2024.

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
•
the effects of natural disasters or public health emergencies on the global economy and on our customers, suppliers, employees, and business;
•
our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate; and
•
our ability to be successful in managing our cost structure and cash expenditures and results of litigation.

Statements contained or incorporated by reference in this Form 10-K that are not purely historical are forward-looking statements and are subject to safe harbors created under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

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

PART I

Item 1. Business.

General

Onto Innovation is a worldwide leader in the design, development, manufacture and support of metrology and inspection tools for the semiconductor industry, including process control tools that perform optical metrology on patterned and unpatterned wafers, wafer macro-defect inspection, including macro-inspection of both 2D and 3D wafer features, wafer substrate and panel substrate lithography systems, and process control analytical software. Our products are primarily used by silicon wafer manufacturers, semiconductor integrated circuit (“IC”) fabricators, and advanced packaging manufacturers operating in the semiconductor market. Our products are also used for process control in a number of other specialty device manufacturing markets, including light emitting diodes (“LED”), vertical-cavity surface-emitting lasers (“VCSEL”), micro-electromechanical systems (“MEMS”), CMOS image sensors (“CIS”), silicon and compound semiconductor (SiC and GaN) power devices, analog devices, RF filters, data storage, and certain industrial and scientific applications.

We provide process and yield management solutions used in bare silicon wafer production and wafer processing facilities, often referred to as “front-end” manufacturing, and advanced packaging of chips and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for optical metrology, macro-defect inspection, packaging lithography, as well as transparent and opaque thin film measurements. Our automated and integrated metrology systems measure critical dimensions, device structures, topography, shape, and various thin film compositions, including three-dimensional features and film thickness, as well as optical and material properties. Our primary areas of focus include products that provide critical yield-enhancing and actionable information, which is used by microelectronic device manufacturers to improve yield and time to market of their next-generation devices. Our systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, and factory-wide and enterprise-wide suites to enhance productivity and achieve significant cost savings. Our systems are backed by worldwide customer service and applications support.

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems for optical critical dimension (“OCD”) metrology, thin film metrology, silicon wafer inspection, 2D and 3D macro inspection and lithography tools for advanced packaging and advanced analytical software for semiconductor manufacturing as well as inspection systems for certain industrial applications and scientific research. Our principal market is semiconductor capital equipment. Semiconductors packaged as ICs, or “chips”, are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields. Our end customers manufacture many types of ICs for a multitude of applications, each having unique manufacturing challenges. This includes ICs to enable information processing and management (logic ICs), memory storage (NAND, 3D-NAND, and DRAM), analog devices (e.g., Wi-Fi and 5G radio ICs, power devices), MEMS sensor devices (accelerometers, pressure sensors, microphones), CMOS image sensors, and other specialty end markets including components for hard disk drives, LEDs, and power management devices.

Current Trends

Markets

Advanced Nodes. “Advanced Nodes” refers to leading-edge ICs where the sizes of transistors and other features continue to shrink. Advanced nodes are associated with transistor dimensions less than 16 nanometers (nm). Our metrology systems used to measure and characterize these small features are generally purchased when a customer is beginning to manufacture at a new, smaller node, in order to set up and test new manufacturing equipment being installed for the new node. Our process control/metrology equipment is generally installed prior to the installation of the actual process equipment for that reason. Additional process control equipment is normally purchased when the initial process yields have been stabilized and more manufacturing capacity is required to meet production demands. Therefore, our sales to customers for advanced nodes is generally higher when manufacturing lines for new nodes are being established and may not represent continuous sales revenue until our initial systems reach high levels of utilization driven by the need for greater capacity.

Demand for our products continues to be driven by our customers’ desire for higher overall chip performance enabled by a greater number of transistors per square millimeter, while improving power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The primary path for performance gains is geometric scaling, known as node shrinks, or scaling of transistor dimensions. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption. To scale NAND memory, for example, a 3D layered architecture has been implemented for several customers with more than 150 storage cell layers for devices in production. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products such as the Atlas® product line, which is capable of measuring advanced nodes as certain features shrink beyond 7nm, to 5nm, 3nm and in the most advanced of cases, 2 nm or less.

To shrink features, new methods, including multiple patterning lithography and extreme ultra-violet (“EUV”) lithography, have been developed. The EUV process is driving significantly higher requirements for the silicon wafers that are entering the EUV chamber. Small particles on the backside of the wafer measuring a few micrometers (microns) can distort the images being projected onto the top side. Our NovusEdge® inspection tool has been installed at major silicon wafer manufacturers to detect backside contamination and edge cracking as a final quality control mechanism before wafers are shipped to the semiconductor fabrication processes. The top side of wafers used for the EUV process is covered with an epitaxial layer, which must also be scanned for any impurities. This compositional analysis may be measured using our Element® system using Fourier Transform Infrared (“FTIR”) algorithms.

Advanced Packaging. “Advanced Packaging” refers to a variety of technologies that enable the miniaturization of electronic products, such as smartphones, watches, and tablets. Historically, IC packaging refers to the final stage of semiconductor device fabrication, in which a single circuit made from semiconducting material (a die or chip) is encased in a molded package using small wires to provide connections to a carrier that can be soldered to a printed circuit board and also prevents physical damage and corrosion to the chip.  Advanced Packaging refers loosely to the multi-layer conductors and chip structures (other than wires) that often interconnect multiple die, feed them with electric power and create signal paths to and from the Printed Circuit (“PC”) board, dissipate their heat, and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before to combine multiple chips and functions into a single molded package.

One example of the technology used in Advanced Packaging is the 3D integration of semiconductors. This technology involves stacking individual chips in one integrated package. Through-silicon vias (“TSVs”) are vertical copper interconnects that are embedded from the bottom surface of a die to the top surface and use small copper/solder “bumps” to connect one chip to another. TSVs allow power and communication to be shared among the individually stacked components. This offers the advantages of shorter signal paths and, in turn, reduced power consumption, enhanced bandwidths, integration of heterogeneous components such as memory and logic chips, and smaller surface area. The processes required for 3D integration vary from one manufacturer to another and many continue to be optimized for yield and to ensure the functioning of individual stacked chips.

Heterogeneous integrated (“HI”) packaging is another advanced packaging technology using copper pillars/bumps to vertically connect a wide variety of stacked die for 2.5D, and 3D integration techniques as well as horizontally connected chips and is considered the next disruptive technology for several reasons. First, HI packages using 3D stacking can significantly reduce the space needed inside an electronic device, such as a smartphone, by combining multiple chips/functions into a “system in a package” (“SIP”). Next, HI packages also improve a system’s performance by reducing power and signal conductor lengths, which previously were routed from package to package through a PC board using thin redistribution layers (“RDLs”) to connect chips that are side-by-side. Lastly, the technology is currently considered the preferred vehicle for next generation uses, such as SIP, and package on package formats. As a result of the small overall form factor, HI packages provide the functionality needed in high-end mobile and wearable products.

Our inspection systems and software are used for process control and detection of potential reliability failures in nearly all of these packages. Inspection rates for advanced packages are high throughout the assembly process to avoid a single defective chip from being assembled into a relatively expensive package. Thus, unlike the cyclical nature of our metrology equipment associated with node shrinks, our sales revenue for advanced packaging is generally driven by assembly volumes.

Panel Substrate Manufacturing. One current process to manufacture advanced packaging involves attaching known good die to a 300mm wafer. SIP packages can often contain side-by-side die, meaning the package can be large and limit the number of packages being placed on a wafer. In order to meet the growing demand at reduced average selling prices, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve Cost of Ownership and increase productivity are transitioning from 300mm wafers to large rectangular panels, which can be as large as 650mm x 650mm. This larger size enables companies manufacturing large area packages to increase the number of devices being processed at each step as they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, we believe that Onto Innovation is optimally positioned to capitalize on the emerging market of high-volume manufacturing of advanced IC substrates. For example, the JetStep® X500 lithography system, having emerged from the flat panel display market, is readily capable of processing RDLs on very thin advanced organic laminate panels in the semiconductor advanced packaging market. The Firefly® series of panel level macro inspection tools, designed for high resolution inspection, can provide defect detection and location information to the JetStep X500 tool for each die, which greatly improves lithography throughput using our exclusive StepFAST™ process. It also delivers a combination of defect classification and process throughput in a single software platform. It reduces capital investment requirements and provides a reliable pathway to transition from wafer to panel-based processes.

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

Onto Innovation’s Products

Automated Metrology Systems. The Atlas family of products represents our line of high-performance automated metrology systems providing OCD and thin film metrology and wafer stress metrology for transistor and interconnect metrology applications. The thin film and OCD technology is supported by our suite of solutions including our latest introductions of AI Diffract™ software, SpectraProbe™ software and NanoGen™ scalable computing engine, which enables visualization, modeling, and analysis of complex structures.

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

Integrated Metrology Systems. Our integrated metrology (“IM”) systems are installed directly onto wafer processing equipment to provide near real-time measurements for improved process control and maximum throughput. Our IM systems are sold directly to end user customers. The IMPULSE® family of products includes the latest technology for OCD, and thin film metrology, and has been successfully qualified on multiple independent wafer fabrication equipment suppliers’ platforms.

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

Our materials characterization products include systems that are used to monitor the physical, optical, and material characteristics of discrete electronic industry, opto-electronic, HB-LED (high brightness LEDs), solar PV (solar photovoltaics), compound semiconductor, strained silicon and silicon-on-insulator (“SOI”) devices, including composition, crystal structure, layer thickness, dopant concentration, contamination and electron mobility.

We have a broad portfolio of products for materials characterization including photoluminescence mapping and Fourier Transform Infrared (“FTIR”) spectroscope in automated and manual systems for substrate quality and epitaxial thickness metrology. The NanoSpec® line supports thin film measurement across all applications in both low volume production and research applications.

Macro Defect Inspection. Chip manufacturers deploy advanced macro defect inspection throughout the production line to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™, NSX®, Firefly®, and the latest Dragonfly® G3 inspection systems are found in the wafer fab (front-end) and packaging (back-end) facilities around the world. These high-speed tools incorporate features such as wafer-less recipe creation, tool-to-tool correlation and multiple inspection resolutions. Using Discover® yield management software, the vast amounts of data gathered through automated inspection can be analyzed and classified to determine trends and locate root causes that directly affect yield.

Automated Defect Classification and Pattern Analysis. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed, with higher resolution and more consistency. To do this, our systems capture full-color whole wafer images using simultaneous dark and bright field illumination. The resulting bright and dark field images are compared to those from an “ideal” wafer having no defects using our Automated Defect Classification (“ADC”) software. When a difference is detected, its image is broken down into mathematical vectors that allow rapid and accurate comparison with a library of known classified defects stored in the tool’s database. Patented and proprietary enhancements of this approach enable very fast and highly repeatable image classification. The system is pre-programmed with an extensive library of local, global, and color defects and can also store a virtually unlimited amount of new defect classes. This allows customers to define defects based on their existing defect classification system, provides more reliable automated rework decisions and enables more accurate statistical process control data. Reviewing defects using ADC enables automated inspection systems to maintain their utilization for high throughput inspection. Using defect image files captured by automated inspection systems, operators are able to view high-resolution defect images to determine defects that cause catastrophic failure of a device, known as killer defects. Combining the review process with classifying defects enables faster analysis by grouping defects found together as one larger defect, a scratch for example, and defects of similar types across a wafer lot to be grouped based on size, repeating defects, and other user-defined specifications.

Yield Analysis. Using wafer maps, charts and graphs, the massive amounts of data gathered through automated inspection can be analyzed to determine trends across bumps, die, wafers and lots. This analysis may determine where a process variation or deviation has occurred, allowing process engineers to make corrections or enhancements to increase yields. Defect data analysis is performed to identify, analyze and locate the source of defects and other manufacturing process excursions. Using either a single wafer map or a composite map created from multiple wafer maps, this analysis enables identification of defect patterns and distribution. When combined with inspection data from inspection points placed strategically, this analysis may pinpoint the source of the defects so corrective action can be taken.

Opaque Film Metrology. The MetaPULSE® and EchoTM systems allow customers to simultaneously measure the thickness and other properties of up to six metal or non-metallic opaque film layers without physically contacting product wafers. PULSETM technology uses an ultra-fast laser to generate acoustic waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, as well as the hard mask layer in 3D NAND chips, sending back to the surface a reflected signal (echo) that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can measure opaque thin-film stacks non-destructively with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE and Echo systems, used for fast and accurate measurements of metal interconnect in front-end wafer fabs, have now been chosen by back-end manufacturers to perform system measurements in new process applications such as RF filters and modules, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.

Industrial, Scientific, and Research Markets ― 4D Technology®. The 4D business offers a line of interferometry systems for the measurement and inspection of high precision surfaces. End markets include high precision optics surfaces and components, aerospace and defense components, and unique research and scientific instrumentation that requires the unique high-speed results of the 4D systems.

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

Customers

Over 220 customers purchased Onto Innovation tools or software in 2023. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in over 28 countries. The following chart identifies our customers that represented 10% or more of total revenue for each of the last three fiscal years:

	2023	2022	2021
Samsung Semiconductor	*	*	*
Taiwan Semiconductor Manufacturing Co. Ltd.	*	*	*
SK Hynix Inc.	^	*	^
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

Competition

The global semiconductor equipment industry is intensely competitive and we have multiple established and potential competitors in the markets in which we participate. Our industry is driven by rapid technological adoption cycles, with new entrants from overseas and domestic sources competing for our customers’ business. Our ability to compete effectively depends upon our ability to continuously improve our existing products, applications and services, and our ability to develop new products, applications and services that meet constantly evolving customer requirements. In order to continuously improve and develop new products and maintain customer service and support centers worldwide, we believe that we will require significant resources; however, some of our competitors may have greater financial, research, engineering, manufacturing and marketing resources than we have.

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

Manufacturing

Our manufacturing operations are in Milpitas, California; Tucson, Arizona; Wilmington, Massachusetts; Bloomington, Minnesota; and at various contract manufacturers around the world. It is our strategy to outsource the assemblies that do not contain elements that we believe lead to a direct competitive advantage. Most of our automated and integrated products are currently manufactured at our Milpitas and Bloomington facilities. We currently do not expect our manufacturing operations to require additional major investments in capital equipment.

We manufacture key modular assemblies and integrated tools and make reasonable efforts to ensure that externally purchased parts or raw materials are available from multiple suppliers, if possible. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers. We also have long-term supply agreements with strategic suppliers for the supply of key assemblies for use in our products. For more information, please see “Part I, Item IA - Risk Factors - If we do not manage our supply chain effectively, our operating results may be adversely affected, and any increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could lower our margins or result in lost sales”.

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

The markets for equipment and systems for manufacturing semiconductor devices and for performing OCD metrology, macro-defect inspection, advanced packaging lithography and thin film transparent and opaque process control metrology are characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products are critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs.

Intellectual Property

We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. As a result, we have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 30, 2023, we have been granted, or hold exclusive licenses to, 398 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2024 to 2042. We also have 175 pending patent applications in the United States and other countries. Our patents and patent applications principally cover various aspects of metrology, macro-defect detection and classification, altered material characterization, lithography techniques, automation, artificial intelligence, and machine learning.

To protect our intellectual property, we rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and licenses and non-disclosure agreements. There can be no assurance that our intellectual property will provide us competitive advantage or that we will be able to fully protect our intellectual property. For more information, please see “Part I, Item IA - We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.” Additionally, others may obtain patents or trademarks and assert them against us. We may find it necessary to engage in litigation regarding intellectual property rights or contractual rights, which will be costly and time consuming without guarantee that it will yield the result we seek. For more information, please see “Part I, Item IA - Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may result in costly and time-consuming litigation, substantial damages, lost product sales and/or the loss of important intellectual property rights.”

Human Capital and Talent

As of December 30, 2023, we had approximately 1,497 staff globally, 377 in research and development, 280 in operations, 181 in administration and 659 in sales, applications and service support. A large percentage of our employees have technical backgrounds and undergraduate and/or advanced degrees. Many of our employees have specialized skills and experience that are of value to our business, products and services. Our future success will depend, in large part, upon our ability to attract, motivate and retain our highly skilled, technical, operational and managerial team members, who are in great demand in our industry and business communities.

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
•
Set goals to reduce our environmental impact, including an increase in our use of renewable energy, a decrease in hazardous waste landfill, an increase in recycling materials and beneficial reuse, and a reduction in our freshwater usage;
•
Committed to RBA Code of Conduct and humane treatment of all at Onto Innovation both upstream and downstream. We established policies and practices to ensure that: working conditions are safe; workers are treated with respect and dignity; and manufacturing processes are environmentally responsible.
•
Produced systems responsibly by offering tool trade-in, refurbishment and technology upgrade programs;
•
Provided corporate matching for employee donations to qualified nonprofit organizations; and
•
Engaged in community service projects in our communities globally.

We encourage you to review our 2022 ESG Report (located on our website at https://ontoinnovation.com/company/environmental-social-governance) for more detailed information regarding our ESG initiatives. Nothing on our website, including our ESG Report or sections thereof, is deemed incorporated by reference into this Form 10-K.

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
•
General Data Protection Regulation (“GDPR”), which provides guidelines for the collection and processing of personal information from individuals who live in the European Union, and similar laws and regulations in other jurisdictions in which we operate;
•
The U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies and their individual officers from influencing foreign officials with any personal payments or rewards;
•
Conflict minerals reporting, which imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products; and

•
Export regulations.

Our compliance with export regulations has negatively impacted our ability to compete for the business of domestic customers in China, which has adversely affected our results of operations. For additional discussion of the impact of trade policies and export regulations on our competitive position, see “Part I, Item IA - Risk Factors - Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, and our results of operations.”

Available Information

Our Internet website address is http://www.ontoinnovation.com. The information on our website is not incorporated into this Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and any amendments to those reports) are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. In addition, the historic reports and materials that were filed by Nanometrics and Rudolph with the SEC are available at our investor relations website at https://investors.ontoinnovation.com. These filings may also be obtained through the SEC’s website. Documents that are not available through the SEC’s website may also be obtained by submitting an online request to the SEC at http://www.sec.gov.

We also make available, free of charge, through our investor relations website, our corporate governance guidelines, Code of Business Conduct and Ethics, charters of the committees of our Board of Directors, and other information and materials, including information about how to contact our Board of Directors.

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
•
We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions, may result in lower quality and functionality of our products, and exposes us to additional supply chain risks.
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
•
Compliance with data protection laws may be costly and may impede development of new products, and any failure to comply with, or inquiries under, these laws could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our International Operations

•
Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our, business, financial condition and results of operations.
•
We are subject to compliance with domestic and foreign laws and regulations, and the burden of complying with such laws and regulations, or any failure to comply, has adversely affected and may continue to adversely affect our business, financial condition and results of operations.
•
Political and economic instability may result in reduced demand for our products.
•
Natural disasters, changes in climate, public health crises, and geo-political conflicts could materially adversely affect our worldwide operations (or those of our business partners).
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

Risks Related to Laws, Legal Proceedings, Financial Markets and the Environment

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
•
Legal proceedings, claims and investigations may expose us to increased costs and may negatively affect our business and results of operations.

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

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. Deterioration in the tariff environment, political instability or changes in suppliers may cause our costs to increase and, if we are not able to offset the increased costs by charging higher sales prices, will cause a decline in our margins. To improve margins on our products, we would need to negotiate price reductions with our vendors. But we cannot be certain that we will be able to do so in a timely manner, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages, high inflation rates, and cost increases attributable to the COVID-19 pandemic and the effects of the Russia-Ukraine conflict. In addition, we source components for certain of our tools from a supplier in Israel. If the conflict in Israel and the surrounding area escalates, it could disrupt our supply chain, resulting in a material adverse impact on our business.

These risks may be heightened because we obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited-source suppliers of components and our lack of long-term contracts with certain of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A significant number of our suppliers are the sole source or single source for certain components or subassemblies. If such a supplier is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement supplier or redesign our product to use alternative components, which could result in additional expenses and delays in product development or shipment of product to our customers. Disruption or termination of the supply of components has delayed and could in the future delay shipments of some of our systems. Such delays may damage our customer relationships and reduce our sales. The lead time required for shipments of some of our components can be greater than six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. In some cases, we may need to purchase components in advance of receiving customer orders for product. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

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

We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, which could lead to excess inventory write-downs and result in negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. Certain of our customers have publicly stated their intent to decrease their memory product inventory levels as lead time for components begins to decrease. This has and could continue to result in a temporary decrease in demand for our products as customers delay capacity expansions until inventory levels are sufficiently reduced. In addition, innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, or if we experience sustained disruptions to our supply chain or shipping delays, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

We believe that sales of integrated metrology systems will continue to be an important source of our net revenues. Sales of our integrated metrology systems depend upon the ability of a small number of wafer fabrication equipment suppliers to sell semiconductor manufacturing equipment products that are compatible with our metrology systems as components. If these suppliers are unable to sell such products, if they choose to focus their attention on products that do not integrate with our systems, or if they choose to develop competing systems, our business could suffer.

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

The expansion of high technology companies worldwide and growth in the demand for semiconductors have increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in some of the markets in which we operate is especially intense due to continued increases in the number of technology companies worldwide. In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and stock-based compensation. If the anticipated value of our stock-based incentive awards does not materialize so that they cease to be viewed as valuable, if our profits decrease, or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

Any prolonged disruption in the operations of our manufacturing facilities could have a material adverse effect on our revenue.

We produce the majority of our systems in our manufacturing facilities located in Wilmington, Massachusetts, Milpitas, California and Bloomington, Minnesota. We also use contract manufacturers in China, Japan and the United States. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. Restrictions on our access to or operation of manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions, may result in lower quality and functionality of our products, and exposes us to additional supply chain risks.

We outsource select product manufacturing to third-party service providers. Outsourcing reduces our control over the performance of the outsourced functions. Dependence on outsourcing may also adversely affect our ability to bring new products to market. If we do not effectively manage our outsourcing strategy or if third-party service providers do not perform as anticipated, we may experience operational difficulties, increased costs, manufacturing interruptions or inefficiencies in the operation of our supply chain, any or all of which could delay our delivery of products to our customers, and materially and adversely affect our business, financial condition, and results of operations.

Our third-party service providers could also be, and certain of our service providers have been, subject to cybersecurity incidents or other events that negatively impact their operations and their ability to perform services for us in a timely manner or at all. Such disruptions could impact our ability to manufacture products in a timely manner or force us to work with another service provider at a higher cost. Any such event could materially and adversely affect our business, financial condition, and results of operations. In addition, some of our third-party party services providers also have product designs, know-how, data files and other important confidential information regarding our products. If a third-party service provider experiences a cybersecurity event in which such confidential information is publicly exposed or shared with bad actors, it could materially and adversely impact our competitive position in the market.

Our ability to fulfill our backlog may have an effect on our long-term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and may be limited by available material supplies and our suppliers’ own supply chain issues. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery, which would postpone receipt of revenue from those delayed deliveries. Delayed fulfillment also increases the risk that a customer may change or cancel an order due to evolution of the customer’s technological, production or market needs, which would result in a loss of revenue. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

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

We operate in an industry that is highly competitive and subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new lithography, inspection and metrology process control systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We expect to continue to make significant investments in our research and development activities and at times may make inventory investments prior to commercialization. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in our product enhancement efforts to improve and advance products or in responding effectively to technological change, as not all research and development activities result in viable commercial products. In addition, we cannot provide assurance that we will be able to develop new products for the most opportunistic new markets and applications. Any significant delay in releasing new systems could cause our products to become obsolete, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. Our competitors may also develop products, including through the use of artificial intelligence, that may have performance advantages over systems we currently offer or may offer in the future, which could similarly weaken our competitive position.

Further, customers that may otherwise desire to purchase our products from us and purchase other products from our competitors may nevertheless purchase competing products from our competitors rather than purchase our products due to a variety of reasons, including to gain favorable or volume pricing from our competitors.

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

If we do not achieve market acceptance of new products, we may be unable to generate sufficient revenue and cash flow to recover our research and development costs and may experience a write down of our investments in inventory. As a result, our market share, revenue, operating results or stock price could be negatively impacted.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our metrology, lithography, wafer and defect inspection systems, as well as artificial intelligence and machine learning systems, and software, including both embedded and application software, and have filed applications for additional patents. Any of our pending patent applications may be rejected, however, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and/or may be invalidated, enforceable and/or challenged by third parties. Third parties may also design around our patents or copy our patented inventions without our knowledge.

In addition to patent protection, we rely upon copyrights for protection of our proprietary software and documentation, trademarks for protection of our brand and source of goods, and trade secret law and confidentiality and non-compete agreements for protection of our confidential and proprietary information and technology. These measures do not guarantee protection of our intellectual property, however. We can give no assurance that our copyrights will be upheld or will successfully deter infringement by third parties. There can be no assurances that our confidentiality agreements with employees and other third parties will be sufficient to protect our trade secrets and proprietary information or that such information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. It is also possible that third parties will misappropriate our trade secrets or other confidential information. We may be subject to cybersecurity breaches in which a third party obtains our confidential information. Third parties may also reverse engineer our products to copy our technology. Failure to protect our trademarks can lead to other companies selling products using confusing similar names, thereby damaging our brand. In some countries, it can be difficult to register trademarks because of the strict examination process or blocking trademarks for other goods. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market. Any of these circumstances could result in harm to our competitive position in the market.

Monitoring and preventing unauthorized use are also difficult and the measures we take to protect our intellectual property rights may not be adequate. There is a risk that we may be unable to adequately protect our intellectual property rights in certain foreign countries. For example, our competitors may independently develop similar technology or duplicate our products. If this occurs, it could be easier for our competitors to develop and sell competing products in these countries. Accordingly, infringement of our intellectual property rights poses a serious risk to our ability to conduct business.

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may result in costly and time-consuming litigation, substantial damages, lost product sales and/or the loss of important intellectual property rights.

From time to time, we may be required to initiate litigation in order to enforce our intellectual property rights or to determine the noninfringement, scope or validity of a third party’s intellectual property rights. Any litigation, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties. There can be no assurance that any patents, copyrights or other intellectual property rights issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. Furthermore, there is no assurance that any litigation we are involved in will yield the result that we seek as (i) the lawsuit may be dismissed or there could be an adverse finding, (ii) we may not be able to pursue the lawsuit due to the laws of the applicable country or (iii) there may be a subsequent unfavorable change in law that limits our ability to pursue the lawsuit. For example, litigation discovery practice in China, Japan, South Korea, continental Europe and Taiwan is not as robust as in the United States, so it can be more difficult to determine if a company is infringing on our patents and more challenging to bring a lawsuit.

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

As part of our business, we store our data and certain data about our customers, vendors and employees in our information technology system. We also rely on our information technology system for business operations. If there is a breach as a result of third-party action, including through the use of artificial intelligence, employee error, malfeasance, break-ins or otherwise, of our security measures designed to protect this information and prevent data loss and other security breaches, and someone obtains unauthorized access to our customers’, vendors’ or employees’ data or disrupts our access to our own data and systems, we could face loss of business, regulatory investigations or court orders or damage to our reputation, and we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers.

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

As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our ability to anticipate these techniques or to implement adequate preventative measures is reduced. In addition, third parties have made attempts to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. As a result of any of these events, our or our customers’ and vendors’ information could be accessed or disclosed improperly. In addition, cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders. As discussed herein under the heading “We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions and may result in lower quality and functionality of our products,” cybersecurity incidents affecting our service providers could negatively impact our ability to timely and cost-effectively produce products and/or negatively impact our competitive position in the market. Likewise, cybersecurity events impacting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations and our customer relationships. Any or all of the above issues could negatively affect our ability to attract new customers, cause existing customers to choose to purchase from our competitors, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

Compliance with data protection laws may be costly and may impede development of new products, and any failure to comply with, or inquiries under, these laws may could have a material adverse effect on our business, results of operations, and financial condition.

The General Data Protection Regulation (“GDPR”) is a regulation in European Union (“EU”) law on data protection and privacy for the individuals within the EU and the European Economic Area (“EEA”). It also addresses the export of personal data outside the EU and EEA areas. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. We are also subject to the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), an amendment and expansion of the CCPA. We may also be subject to other data privacy laws in the United States and the other countries in which we operate. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in our evolving industry, and may be interpreted and applied differently from country to country. Appropriate technical and organizational measures are necessary to implement these data protection principles. These laws and regulations can be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices. A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR, CCPA, CPRA and other new or changing privacy laws and regulations, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Competition

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices.

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA, Nova, Camtek, Ushio, Canon, and PDF Solutions. Each of our products also competes with products that use different metrology, inspection or lithography techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

Many of our existing and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment. Some of our competitors have more extensive support and service infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers. Many of our competitors are investing heavily in the development of new systems that will compete directly with our systems. We have, from time to time, selectively reduced prices on our systems in order to protect our market share, and competitive pressures may necessitate further price reductions. We expect our competitors in each product area to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. These product introductions would likely require us to decrease the prices of our systems and increase the level of discounts that we grant our customers. Price reductions or lost sales as a result of these competitive pressures would reduce our total revenue and could adversely impact our financial results.

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

Risks Related to Our International Operations

Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our, business, financial condition and results of operations.

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

Over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, the U.S. Department of Commerce (“DoC”) has imposed export controls on the transfer of certain U.S. products and technologies to “military end users” in China, as well as restrictions on the transfer of U.S. products to certain companies, including Huawei Technologies Co., Ltd., and its affiliates. Most recently, in 2022, the DoC imposed new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. In 2022, the DoC also added a number of companies in China to the Unverified List and Entity List of the Export Administration Regulations (“EAR”), including Yangtze Memory Technologies Co., Ltd (YMTC). In October 2023, the DoC revised and expanded the 2022 export controls.

The effect of these changes, among others, is that Onto Innovation is required to conduct additional end-use diligence and in some instances obtain export licenses before providing products to certain customers. There can be no assurance that export licenses applied for by us or our customers will be granted in a timely manner or at all. We have experienced and may continue to experience a temporary loss of revenues while we are obtaining licenses with certain customers affected by export controls. Failure to obtain any required license could result in a reduction of anticipated revenues until we are able to replace unlicensed orders with other customer orders for which a license has been obtained or is not required, and there can be no assurance that replacement orders will be obtained on favorable terms, in a timely manner, or at all. In addition, any licenses that are granted to us or to our customers may have a short duration or require us to satisfy various conditions. Any of these occurrences could have a material adverse effect on our revenues, business, financial condition and results of operations. Further, we hold inventory of products that may be affected by these recent U.S. government actions, including potential order cancellations. If the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals also put us at a disadvantage relative to our non-U.S. competitors who may not be required to comply with U.S. export controls. This difficulty and uncertainty has adversely affected our ability to compete for and win business from domestic customers in China.

It is possible that the U.S. government will impose additional export controls on our products or systems, which could lead to further revenue losses. Such changes could result in additional restrictions on our ability to sell products to customers in China and other jurisdictions. Foreign customers affected by current or future U.S. government sanctions, controls or threats of sanctions or controls may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products (who are not subject to the same export controls and can fulfill the orders). In addition, these export controls may also reduce overall global demand for our customers’ products or for other products produced or manufactured in the U.S. or based on U.S. technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. Increased restrictions on China exports may also lead to regulatory retaliation by the Chinese government, which may adversely impact our business. International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.

We are subject to compliance with domestic and foreign laws and regulations, and the burden of complying with such laws and regulations, or any failure to comply, has adversely affected and may continue to adversely affect our business, financial condition and results of operations.

Our business is subject to risks inherent in doing business internationally, including compliance with, inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments, including, among other issues, with respect to employees, protection of our intellectual property, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law.

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. The cost of maintaining compliance under multiple and changing regulatory regimes may adversely affect our business, financial condition and results of operations, and, in the case of export controls, has adversely affected and may continue to adversely affect our results of operations. As discussed herein under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact both our ability to compete for the business of domestic customers in China and our results of operations,” the U.S. government issued new export control rules in 2022 and 2023 aimed at restricting China’s access to semiconductor equipment and advanced computing technology, among other things. To comply with the new rules, Onto Innovation has had to expend time and resources that might otherwise have been used for revenue generating activities. Further regulatory changes could require additional diversion of resources to compliance efforts. In addition, in the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

Political and economic instability may result in reduced demand for our products.

We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the United States, these events may result in reduced demand for our products or adversely affect our supply chain. For example, the Ukraine–Russia geographic region is a major source of critical raw materials used for semiconductor manufacturing (such as neon and palladium), and any supply chain disruptions or shortages of such materials due to the ongoing conflict in that region could impact our customers in a manner that reduces demand for our products. Similarly, if the conflict in Israel and the surrounding area escalates further, it could result in disruptions to our supply chain and/or the operations of our customers in a manner that reduces demand for our products.

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

Natural disasters, changes in climate, public health crises, and geo-political conflicts could materially adversely affect our worldwide operations (or those of our business partners).

The occurrence of one or more natural disasters, such as hurricanes, tropical storms, fires, cyclones, earthquakes, tsunamis, flooding, typhoons, volcanic eruptions and weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, may disrupt manufacturing or other operations. For example, our Milpitas operations are located near major earthquake fault lines in California. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.

Our business may also be affected by public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola). The effects of the public health crisis caused by the COVID-19 pandemic and the resulting economic impact have affected, and may continue to affect, our operations and those of our suppliers, third-party service providers, and customers. The extent to which the economic effects of the COVID-19 pandemic could continue to impact our business, results of operations, and financial conditions is difficult to predict and depends on numerous evolving factors including any future resurgences of the pandemic and the intensity and duration of any resulting adverse macroeconomic conditions. The COVID-19 pandemic exposed our business, results of operations, and financial condition to the following adverse impacts: disruptions to our supply chain in connection with the sourcing of materials, support, and services; disruption of operations due to unavailability of employees as a result of illness, travel restrictions and other factors; and a decrease in demand for our products; Additional sustained or prolonged outbreaks of COVID-19, or any ongoing, worsening or recurring supply chain disruptions or macroeconomic effects of the pandemic could have a material adverse effect on our business, results of operations, legal exposure, or financial condition and may also heighten many of the other risks described in this “Risk Factors” section.

There may also be conflict or uncertainty in the countries in which we operate, including safety issues, , disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks. We have no material operations in Russia, Belarus, Ukraine, or Israel. Consequently, to date, our operations have not been materially adversely affected by Russia’s invasion of Ukraine, or the Israel-Hamas conflict. However, if the Russia-Ukraine or Israel-Hamas conflicts escalate further and/or the U.S. or other jurisdictions impose additional sanctions on the governments or entities involved, this could result in disruptions to the global economy and/or supply chains that could adversely affect our business.

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

Risks Related to Laws, Legal Proceedings, Financial Markets and the Environment

Changes in tax rates or tax liabilities could affect results.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. The requirement reduced our cash flows for 2022 and 2023, and may continue to reduce our cash flows unless repealed. In addition, recent proposals to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax could have a negative impact on our tax position depending upon the terms of the final enacted legislation. Based on the nature of the uncertainties around specific legislation to be enacted, we have not quantified the impact of this risk. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

In December 2021, the Organization for Economic Co-operation and Development (“OECD”), released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting (“BEPS”), an initiative that aims to standardize and modernize global tax policy. The proposed guidance also established a global minimum tax of 15%. Depending on the final form of guidance adopted by OECD members and legislation ultimately enacted, if any, there may be significant consequences for us due to our international business activities, including, but not limited to, an increase in our tax uncertainty and adverse effects on our provision for income taxes.

Turmoil or fluctuations in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity, and our factoring arrangements may expose us to additional risks.

In the past, global credit markets and the financial services industry have experienced periods of turmoil and upheaval characterized by the tightening of the credit markets, the weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from the capital financial markets, or from trade creditors was impaired. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

We are subject to various environmental laws and regulations that could impose substantial costs upon us, and failure to comply with such laws and regulations may harm our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment, including those relating to the storage, use, discharge, disposal, labeling, and human exposure to hazardous and toxic materials. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other significant expenses. For example, we are or expect to become subject to various new or proposed climate-related and other sustainability laws and regulations, including, for example, the state of California’s new climate change disclosure requirements, the EU’s new Corporate Sustainability Reporting Directive and proposed climate-change disclosure requirements from the SEC. Compliance with such laws and regulations, as well as the overall increased focus and scrutiny from the SEC and other regulators, investors, customers, vendors, employees, and other stakeholders concerning environmental, social and governance (“ESG”) and climate matters, could impose additional costs on us. We may unintentionally violate environmental laws or regulations in the future as a result of human error, equipment failure or other causes. In addition to the potential adverse effects on our business operations of such an event, we are committed to maintaining safe working conditions for our employees and sourcing, manufacturing, and distributing our products in a responsible and environmentally friendly manner, and any failure on our part to do so may cause reputational harm for the Company.

Legal proceedings, claims and investigations may expose us to increased costs and may negatively affect our business and results of operations.

We have been from time to time, and in the future may be, involved in legal proceedings or claims regarding any number of matters, including intellectual property infringement, contract disputes, trade compliance, antitrust, environmental regulations, privacy and data protection, securities, product performance, product liability, employment and workplace safety, and other matters. In addition, we may receive, and have received, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations of potential or suspected violations of law by our company and/or other companies that we work with. We have also received, and may receive in the future, claims from customers who believe we owe them product warranty protection, indemnification or other obligations.

Legal proceedings, claims, and government investigations, whether with or without merit, may be time-consuming and expensive to respond to and defend. They may also divert management’s attention and our other resources from day-to-day operational matters; constrain our ability to sell products and services; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business and results of operations. We cannot predict the outcome of current or future legal proceedings, claims or investigations.

Risks Related to Growth and Acquisitions

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to customer-anticipated process changes, strategic opportunities for growth, and industry technology trends. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions, and, from time to time, acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to:

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

Growth of our business will likely challenge our management, financial, operational, technical, sales, administrative, and other resources. Any failure to effectively manage our growth may cause our business to suffer and our stock price to decline.

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
•
the impact of infectious disease pandemics, on the global economy and on our customers, suppliers, employees, and business;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We rely heavily on information technology (IT) systems in all aspects of our operations, and data security plays an important role in the protection of our proprietary information and that of our customers and suppliers. For these reasons, we take a number of steps to protect Onto Innovation’s IT systems from internal and external cybersecurity threats.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, and privacy and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive cybersecurity reviews of systems and applications, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

We have implemented incident response processes which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and review of an incident, 3) containment and remediation, and 4) post-incident review and analysis. Cybersecurity incident responses are managed by our Corporate Incident Response Team and overseen by our Vice President of IT.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We also conduct tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies.

As part of the above processes, we regularly engage external auditors and subject matter experts to assess our internal cybersecurity programs and compliance with applicable practices and standards. Since 2021, our Information Security Management System has been certified to conform to the requirements of ISO/IEC 27001:2013.

Our cybersecurity program also includes third-party assessments to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform risk assessments during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Our individual employees also play an important role in our information security systems. All employees are required to familiarize themselves with the Company’s information security policies and, at least annually, employees are required to participate in an information security training program, which is designed to help employees identify potentially threats and train them on how to respond. Throughout the year, the IT department conducts phishing campaigns and other simulated hacking attacks with employees as a way of reminding them of their security obligations and ensuing that our SETA (security education and training awareness) has been effective.

As of the date of this Form 10-K, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

For more information on the cybersecurity risks we face that could adversely impact us, please see “Part I, Item IA - Risk Factors - If our network security measures are breached and unauthorized access is obtained to a customer’s data, to our data, or to our information technology systems, we may incur significant legal and financial exposure and liabilities and may experience disruptions in our operations”.

Cybersecurity Governance

The Company’s Board of Directors has oversight of information security matters at the Company, including reviewing the Company’s cybersecurity practices. At least annually, the Vice President of IT presents the Company’s information security policies and programs to the Board. Our Audit Committee is tasked with overseeing the risks from cybersecurity threats. Members of the Audit Committee receive updates on cybersecurity matters on a quarterly basis from one or more representatives from the Company’s Cyber Security Council (“CSC”), which is composed of our business unit general managers, other members of senior management, our Vice President of IT and our IT Security Manager. These updates include a discussion of existing and new cybersecurity risks (if any), updates on how management is addressing and/or mitigating those risks, and the status of information security initiatives. Other Board members also engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs outside of the scheduled meetings.

The CSC is also responsible for the executive level supervision of the Company’s cybersecurity risk, information security, and technology risk, as well as the IT department’s actions to identify, assess, mitigate, and remediate cyber related issues. The CSC receives regular quarterly reports from the Vice President of IT on the Company’s cybersecurity risk profile and enterprise cybersecurity program.

We have also established a process whereby potentially material cybersecurity incidents are escalated to a Cybersecurity Disclosure Committee (“CDC”) consisting of our CEO, CFO, Vice President and General Counsel, Vice President of IT and Corporate Controller. The Cybersecurity Disclosure Committee is tasked with evaluating whether such incidents have material impact on the Company, and thus require disclosure, as well as any other actions that may be appropriate in response to the incident. The CDC promptly notifies the Audit Committee if it determines that an incident is likely to have a material impact on the Company and updates the Audit Committee on a quarterly basis of any incidents that it determined were not material.

The Vice President of IT acts as our head of information security in leading our information security organization. Our VP of IT has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies.

Item 2. Properties.

Our principal executive office building is located at 16 Jonspin Road in Wilmington, Massachusetts. We own our Milpitas facility and lease facilities for corporate, engineering, manufacturing, sales and service-related purposes in the United States and seven other countries - China, Japan, South Korea, Singapore, Taiwan, Malaysia and Vietnam. The following table indicates the location, the general purpose and the square footage of our material facilities. Our leases expire at various times through July 1, 2029.

Location	Facility Purpose	Approximate Square Footage
Wilmington, Massachusetts	Corporate Headquarters, Engineering, Manufacturing and Service	77,500
Milpitas, California	Engineering, Manufacturing, Service and Administration	134,600
Budd Lake, New Jersey	Engineering, Service and Administration	49,000
Bloomington, Minnesota	Engineering, Manufacturing, Service and Administration	98,700
Bend, Oregon	Engineering and Service	12,700
Hillsboro, Oregon	Engineering and Service	10,000
Snoqualmie, Washington	Engineering and Service	20,300
Tucson, Arizona	Engineering, Manufacturing and Service	18,900
Taiwan	Sales and Service	37,600
China	Sales, Service and Engineering	26,200
South Korea	Sales and Service	29,200
Japan	Sales and Service	14,000
Singapore	Sales and Service	9,800

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $0.01 par value per share, is quoted on the New York Stock Exchange (“NYSE”) under the symbol “ONTO.” As of February 5, 2024, there were approximately 106 stockholders of record. On October 25, 2019, we became Onto Innovation Inc. upon the effectiveness of the merger (the “2019 Merger”) between Nanometrics Incorporated (“Nanometrics”) and Rudolph Technologies, Inc. (“Rudolph”). Prior to the 2019 Merger, Nanometrics’ common stock was quoted on the Nasdaq Global Select Market under the symbol “NANO” and Rudolph’s common stock was quoted on the NYSE under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and an industry specific index, the PHLX Semiconductor Index, for the period commencing on December 31, 2018 and ending on December 31, 2023. Historical data for Onto Innovation in the line graph for the period commencing on December 31, 2018 and ending on October 25, 2019 reflects the cumulative return to the stockholders of Nanometrics.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2018 in the Company’s common stock and in each index. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

	12/18	12/19	12/20	12/21	12/22	12/23
Onto Innovation Inc.	100.0	133.7	173.9	370.3	249.0	559.1
NYSE Composite	100.0	125.5	134.3	162.0	146.9	167.1
PHLX Semiconductor	100.0	163.3	250.9	358.4	233.4	389.7

We have never declared or paid a cash dividend on our common stock and we currently do not intend to do so. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows us to repurchase up to $100 million worth of shares of our common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the twelve months ended December 30, 2023, we repurchased 46 thousand shares of our common stock. The amount paid to repurchase the shares in excess of par value, including transaction costs, is recorded directly as a decrease to additional paid-in capital and accumulated earnings. At December 30, 2023, there was $31.6 million available for future share repurchases under the share repurchase authorization.

For further information, see Note 16 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and twelve months ended December 30, 2023, we withheld 3 thousand and 125 thousand shares through net share settlements, respectively. For the three and twelve month periods ended December 30, 2023, net share settlements cost $0.4 million and $10.8 million, respectively. Please refer to Note 10 of the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three-month period ended December 30, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 - October 30, 2023	2	$121.77	—	$31,577
October 31, 2023 - November 30, 2023	1	$133.33	—	$31,577
December 1, 2023 - December 30, 2023	—	$—	—	$31,577
Three Months Ended December 30, 2023	3		—

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

Our principal market is semiconductor capital equipment. Semiconductors packaged as integrated circuits (“ICs”), or “chips”, are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields.

Our products and services are used by our customers who manufacture many types of ICs for a multitude of applications, each having unique manufacturing challenges. This includes ICs to enable information processing and management (logic ICs), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 5G radio ICs, power devices), MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, and other end markets including components for artificial intelligence, hard disk drives, LEDs, and power management.

The semiconductor and electronics industries have also been characterized by constant technological innovation. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Year Ended
	December 30,	December 31,
	2023	2022
Revenue	$815,868	$1,005,183
Gross profit	$420,254	$539,221
Gross profit as a percent of revenue	52%	54%
Total operating expenses	$304,176	$302,507
Net income	$121,159	$223,334
Diluted earnings per share	$2.46	$4.49
•
In fiscal 2023, revenue decreased 19% compared to fiscal 2022, primarily due to a decrease in sales to memory and foundry customers in advanced nodes. The decreases were partially offset by increases in sales to wafer substrate, memory and discrete & specialty customers in specialty device and advanced packaging applications.
•
Gross profit as a percentage of revenue decreased to 52% for fiscal 2023 from 54% for fiscal 2022. This was primarily driven by decreased revenue volume, unfavorable product mix, and increased manufacturing costs due to inflationary pressures.
•
The increase in operating expenses in fiscal 2023 compared to fiscal 2022 was primarily due to higher general and administrative expenses related to litigation and restructuring charges which included reductions in workforce.

Our cash, cash equivalents and marketable securities balance increased to $697.8 million at the end of fiscal 2023 compared to $547.8 million at the end of fiscal 2022. This increase was primarily the result of $172.0 million of cash generated from operating activities, partially offset by cash used for capital expenditures of $22.6 million and $10.8 million of cash used for tax payments related to net share settlement of employee stock-based compensation plans.

In 2022 and 2023, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have resulted in lower net sales in China for fiscal 2023 compared to the prior fiscal year.

For a discussion of the risks related to our business and operations, see Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.5%	46.4%	45.6%
Gross profit	51.5%	53.6%	54.4%
Operating expenses:
Research and development	12.7%	11.2%	12.2%
Sales and marketing	7.6%	6.5%	7.3%
General and administrative	10.2%	6.9%	8.6%
Amortization	6.7%	5.5%	6.5%
Total operating expenses	37.2%	30.1%	34.6%
Operating income	14.3%	23.5%	19.8%
Interest income, net	2.5%	0.5%	0.1%
Other expense, net	(0.5)%	—%	(0.2)%
Income before provision for income taxes	16.3%	24.0%	19.7%
Provision for income taxes	1.4%	1.8%	1.7%
Net income	14.9%	22.2%	18.0%

Results of Operations for 2023, 2022 and 2021

Revenue. Our revenue is derived from the sale of our systems and software, spare parts, and services. Our revenue was $815.9 million, $1,005.2 million and $788.9 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. This represents a decrease of 18.8% from 2022 to 2023 and an increase of 27.4% from 2021 to 2022.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended
	December 30, 2023		December 31, 2022		January 1, 2022
Systems and software	$683,316	84%	$865,707	86%	$669,114	85%
Parts	74,604	9%	84,266	8%	72,753	9%
Services	57,948	7%	55,210	6%	47,032	6%
Total revenue	$815,868	100%	$1,005,183	100%	$788,899	100%

Total systems and software revenue decreased $182.4 million for the year ended December 30, 2023, as compared to the year ended December 31, 2022, primarily due to a decrease in units shipped of our metrology product lines to customers in advanced nodes applications. This decline was partially offset by an increase in units shipped of our inspection and lithography product lines to customers in specialty devices and advanced packaging applications. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls. During fiscal 2023, the decrease in total parts and services revenue was primarily due to lower factory utilization by several of our customers resulting in a decline in their spare parts requirements.

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

The following table sets forth, for the periods indicated, our revenue by geographic region as percentages of our revenue.

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue	$815,868	$1,005,183	$788,899
South Korea	21%	22%	20%
Taiwan	17%	20%	25%
China	17%	25%	19%
United States	16%	12%	16%
Japan	11%	6%	8%
Southeast Asia	11%	7%	4%
Europe	7%	8%	8%
Total revenue	100%	100%	100%

The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continue to occur in this region and we expect that trend to continue.

Gross Profit. Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, inventory step-up from purchase accounting, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $420.3 million, $539.2 million and $429.1 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Our gross profit represented 51.5%, 53.6% and 54.4% of our revenue for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. The decrease in gross profit as a percentage of revenue from 2022 to 2023 was primarily due to decreased revenue volume, unfavorable product mix, and increased manufacturing costs due to inflationary pressures during the 2023 fiscal period. The decrease in gross profit as a percentage of revenue from 2021 to 2022 was primarily due to supply chain cost increases in the 2022 fiscal period, partially offset by higher factory utilization associated with increased sales volume during the 2022 fiscal period.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained, and intend to continue, our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our intellectual property. Our research and development expenses were $104.4 million, $112.0 million and $96.1 million in fiscal years 2023, 2022 and 2021, respectively. The year-over-year dollar decrease from 2022 through 2023 was primarily due to decreases of $4.6 million for the write-off of acquired in-process research and development assets and cost containment initiatives of $3.3 million, partially offset by increases in depreciation expenses of $0.6 million and travel expenses of $0.3 million. The year-over-year dollar increase from 2021 through 2022 was primarily due to higher compensation costs of $7.4 million for increased headcount and variable compensation costs, the write-off of purchased in process research and development assets of $4.6 million and increased costs related to new product initiatives of approximately $3.3 million. We continue to maintain our commitment to investing in new product development and enhancement to existing products.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses. Our sales and marketing expenses were $61.8 million, $65.7 million and $57.2 million in fiscal years 2023, 2022 and 2021, respectively. The year-over-year dollar decrease from 2022 through 2023 was primarily due to a decrease in total compensation costs of $1.5 million on lower headcount and variable compensation plan elements, a decrease in outside service expenses of $0.8 million and a decrease in depreciation expense of $0.7 million, partially offset by an increase in travel expenses of $0.3 million. The year-over-year dollar increase from 2021 through 2022 was primarily due to increased total compensation costs of $5.8 million for higher headcount and variable compensation plan costs. Higher travel related expenses of approximately $0.4 million contributed to the overall increase.

•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $83.1 million, $69.6 million and $68.0 million in fiscal years 2023, 2022 and 2021, respectively. The year-over-year dollar increase from 2022 through 2023 was primarily due increased litigation expenses of $7.4 million, restructuring charges of $3.6 million for employee severance costs during the 2023 period, an increase in depreciation expense of $1.9 million and an increase in facilities expenses of $0.4 million. The year-over-year dollar increase from 2021 through 2022 was primarily due to increased facilities expenses of $5.0 million, partially offset by a decrease of $3.8 million in depreciation expense.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets, primarily purchased technology, was $54.8 million, $55.3 million and $51.4 million in fiscal years 2023, 2022 and 2021, respectively. The year-over-year dollar decrease from 2022 through 2023 was primarily due to certain assets becoming fully amortized. The year-over-year dollar increase from 2021 through 2022 was primarily due to a full year of amortization being included in the 2022 fiscal period for in-process research and development that became classified as an identifiable intangible asset in the second half of 2021.

Interest income, net. In fiscal years 2023, 2022 and 2021, net interest income was $20.4 million, $5.0 million and $1.2 million, respectively. The increases in net interest income from 2022 to 2023 and from 2021 to 2022 were due to higher average balances and higher interest rates during both the 2023 and 2022 periods, respectively.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Income before provision for income taxes	$132.6	$241.6	$155.7
Provision for income taxes	$11.4	$18.3	$13.3
Effective tax rate	8.6%	7.6%	8.6%

The income tax provision differs from the federal statutory income tax rate of 21% for 2023 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $13.0 million, excess benefits related to stock compensation of $3.4 million, tax benefits for research and development credits of $6.4 million, and a one-time benefit of $1.6 million related to the recognition of a tax benefit associated with the lapse of a statute of limitations. These benefits were partially offset by the inclusion of U.S. tax on foreign source income of $0.5 million and non-deductible officer’s compensation of $2.3 million, and an increase to the Company’s valuation allowance of $2.9 million.

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

The income tax provision differs from the federal statutory income tax rate of 21% for 2021 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $11.1 million, excess benefits related to stock compensation of $3.8 million, tax benefits for research and development credits of $3.6 million, tax benefit from foreign income being taxed at lower rates of $3.8 million, and a one-time benefit of $2.0 million from a reduction to recorded tax reserve related to a lapse of a statute of limitations. These benefits were partially offset by the inclusion of U.S. tax on foreign source income of $1.7 million.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions and research and development credits as a percentage of aggregate pre-tax income.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following:

	Year Ended
	December 30,	December 31,
	2023	2022
Cash and cash equivalents	$233,508	$175,872
Marketable securities	464,303	371,912
Total cash, cash equivalents and marketable securities	$697,811	$547,784

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Cash provided by operating activities	$171,973	$136,703	$175,281
Cash used in investing activities	$(103,387)	$(55,691)	$(141,793)
Cash (used in) provided by financing activities	$(9,475)	$(68,350)	$2,670

Operating Activities

Cash provided by operating activities during fiscal 2023 was $172.0 million, which reflects net income, adjusted to exclude the effect of non-cash operating charges, of $204.5 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities in fiscal 2023 increased compared to fiscal 2022 primarily due to improved inventory management and lower income tax payments.

Our working capital was $1,135.5 million at December 30, 2023 and $974.3 million at December 31, 2022.

Investing Activities

We used $103.4 million, $55.7 million and $141.8 million of cash in investing activities in fiscal 2023, 2022 and 2021, respectively. Capital expenditures, net of proceeds in fiscal 2023, 2022 and 2021 were $19.8 million, $18.4 million and $12.0 million. Capital expenditures were primarily for investments in facility improvements, demonstration and testing equipment, manufacturing and network equipment. Purchases of marketable securities, net of proceeds from sales and maturities of marketable securities, for fiscal 2023, 2022 and 2021 was $83.6 million, $4.6 million and $23.8 million, respectively. Net cash paid for acquisitions in fiscal 2022 and 2021 were $4.6 million and $23.8 million, respectively. There were no acquisitions in fiscal 2023.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

We used $9.5 million and $68.4 million of cash in financing activities for fiscal 2023 and 2022, respectively. Financing activities provided $2.7 million in fiscal 2021. Repurchases of common stock were $3.2 million and $65.3 million in fiscal 2023 and 2022, respectively. There were no repurchases of common stock in 2021. Tax withholding payments for vested equity awards, partially offset by proceeds from sales of shares through share-based compensation plans were $5.5 million and $0.8 million for fiscal 2023 and 2022, respectively. In fiscal 2021 proceeds received from sales of shares through share-based compensation plans, partially offset by tax withholding payments for vested equity award, provided cash of $2.7 million. Payments for contingent consideration for acquired business were $0.8 million and $2.3 million in fiscal 2023 and 2022. There were no payments for contingent consideration for acquired business in fiscal 2021.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. As of December 30, 2023, the available line of credit was approximately $100.0 million with an available interest rate of 7.0%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. To date, we have not utilized the line of credit.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 30, 2023, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur (dollars in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$21,673	$5,929	$9,429	$5,192	$1,123
Purchase obligations (1)	437,105	426,087	11,018	—	—
Total	$458,778	$432,016	$20,447	$5,192	$1,123
(1)
Represents our agreements to purchase goods and services consisting of outstanding purchase orders for goods and services.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies and involve critical accounting estimates. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, business acquisitions, intangible assets, share-based payments, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are regularly reviewed by management on an ongoing basis at the end of each quarter prior to the public release of our financial results.

Management believes that the following are critical accounting estimates:

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal and transportation. Cost is generally determined on a first-in, first-out basis, and includes material, labor and manufacturing overhead costs. We review and set standard costs as needed, but at a minimum, on an annual basis, at current manufacturing costs in order to approximate actual costs. We maintain reserves for our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product lifecycles, product demand and market conditions. If actual product lifecycles, product demand and market conditions are less favorable than those originally projected by management, additional inventory write-downs may be required.

Long-Lived Assets. Goodwill is tested for impairment during the fourth quarter, or whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

For other long-lived assets, we periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 30, 2023, a hypothetical increase of 100 basis points in interest rates would result in a decrease of $3.0 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on revenues denominated in Japanese yen. These forward contracts are not designated as accounting hedges, so the change in fair value of the forward exchange contracts is recognized under the caption “Other expense, net” in the Consolidated Statements of Operations for each reporting period. As of December 30, 2023, and December 31, 2022, we had thirty-eight and six outstanding forward contracts, respectively, with a total notional contract value of $51.6 million and $27.9 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 30, 2023. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 30, 2023 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2023.

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

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended December 30, 2023 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 30, 2023, as stated in its attestation report included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Plan Elections

The table below provides the details of all trading plans adopted or terminated by a director or officer during the Company’s last fiscal quarter. Each of the trading plans is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Officer's name	Title	Adoption date	Expiration date	Aggregate number of securities to be sold
Michael P. Plisinski	Chief Executive Officer	12/13/2023	9/30/2024	40,000
Yoon Ah Oh	Vice President, General Counsel & Corporate Secretary	12/15/2023	12/13/2024	4,370

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 22, 2024, and the information included in the Proxy Statement is incorporated herein by reference, as specified below.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated by reference to the information under the headings “Proposal 1: Election of Directors,” “Executive Officer Biographies” and “Corporate Governance Principles and Practices” in the Proxy Statement. Information regarding compliance with Section 16 of the Exchange Act is incorporated by reference to the information under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement, if any.

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

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
3.1	Amended and Restated Certificate of Incorporation of Onto Innovation Inc.	8-K	001-39110	October 28, 2019	3.2
3.2	Amended and Restated Bylaws of Onto Innovation Inc.	8-K	001-39110	January 27, 2020	3.1
4.1	Form of Common Stock Certificate	10-K	001-39110	February 25, 2020	4.2
4.2	Description of Securities	10-K	001-39110	February 25, 2020	4.1
10.1*	Rudolph Technologies, Inc. 2018 Stock Plan	8-K	001-36226	May 16, 2018	10.1
10.2*	Form of Employee Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan	10-Q	001-36226	August 2, 2018	10.1
10.3*	Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.4*	Form of Employee Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.5*	Form of Director Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	8-K	001-39110	May 14, 2020	10.1
10.6*+	Form of Employee Restricted Stock Unit Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	-	-	-	-
10.7*+	Form of Director Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	-	-	-	-
10.8*	Form of Employee Performance Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	August 5, 2021	10.1
10.9*	Form of Employee Incentive Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan	10-Q	001-39110	November 4, 2021	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.10*	Onto Innovation Inc. 2020 Employee Stock Purchase Plan	S-8	333-238492	May 19, 2020	10.2
10.11*	Form of Onto Innovation Inc. Indemnification Agreement	8-K	001-39110	September 13, 2021	10.1
10.12*	Employment Agreement, dated as of September 15, 2023, by and between Onto Innovation Inc. and Michael P. Plisinski* incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 15, 2023 (File No. 001-39110).	8-K	001-39110	September 15, 2023	10.1
10.13*	Offer Letter to Yoon Ah E. Oh, dated October 4, 2021, by and between Yoon Ah E. Oh and Onto Innovation Inc.	10-Q	001-39110	May 3, 2022	10.1
10.14*	Offer Letter to Mark Slicer, dated April 1, 2022, by and between Mark Slicer and Onto Innovation Inc.	8-K	001-39110	May 17, 2022	10.1
10.15*	Form of Executive Change in Control Agreement	10-K	001-39110	February 24, 2023	10.13
21.1+	Subsidiaries.	-	-	-	-
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	-	-	-	-
31.1+	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
31.2+	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
97+	Onto Innovation Inc. Incentive Compensation Recovery Policy	-	-	-	-
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
+	Filed herewith

ONTO INNOVATION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Onto Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onto Innovation Inc. (the Company) as of December 30, 2023,and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024, expressed an unqualified opinion thereon.

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

Reserve for Excess and Obsolete Inventory

Description of the Matter

As described in Notes 2 and 7 to the consolidated financial statements, the Company records inventory net of a reserve for excess and obsolete inventory resulting in net inventories of $328 million as of December 30, 2023. The valuation of certain of the Company’s inventory is subject to risks associated with supply and demand. As described in Note 2 to the consolidated financial statements, the Company maintains reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about historical and future demand for the Company’s products and market conditions.

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

February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Onto Innovation Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Onto Innovation Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Onto Innovation Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 26, 2024

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue	$815,868	$1,005,183	$788,899
Cost of revenue	395,614	465,962	359,813
Gross profit	420,254	539,221	429,086
Operating expenses:
Research and development	104,442	111,953	96,118
Sales and marketing	61,765	65,688	57,235
General and administrative	83,147	69,582	67,960
Amortization	54,822	55,284	51,366
Total operating expenses	304,176	302,507	272,679
Operating income	116,078	236,714	156,407
Interest income, net	20,356	5,011	1,163
Other expense, net	(3,852)	(141)	(1,888)
Income before provision for income taxes	132,582	241,584	155,682
Provision for income taxes	11,423	18,250	13,333
Net income	$121,159	$223,334	$142,349
Earnings per share:
Basic	$2.47	$4.52	$2.89
Diluted	$2.46	$4.49	$2.86
Weighted average number of shares outstanding:
Basic	48,971	49,424	49,242
Diluted	49,318	49,764	49,728

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$121,159	$223,334	$142,349
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	3,660	(2,447)	(537)
Change in currency translation adjustments	(1,549)	(8,879)	(2,715)
Total other comprehensive income (loss), net of tax	2,111	(11,326)	(3,252)
Total comprehensive income	$123,270	$212,008	$139,097

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$233,508	$175,872
Marketable securities	464,303	371,912
Accounts receivable, less allowance of $2,659 at December 30, 2023 and $1,572 at December 31, 2022	226,556	241,395
Inventories	327,773	324,282
Prepaid expenses and other current assets	31,127	21,411
Total current assets	1,283,267	1,134,872
Property, plant and equipment, net	103,611	91,980
Goodwill	315,811	315,811
Identifiable intangible assets, net	167,375	222,197
Deferred income taxes	18,836	4,778
Other assets	20,812	25,225
Total assets	$1,909,712	$1,794,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,869	$54,526
Accrued liabilities	42,062	48,836
Deferred revenue	24,763	30,163
Other current liabilities	31,032	27,033
Total current liabilities	147,726	160,558
Deferred and other tax liabilities	—	7,366
Other non-current liabilities	25,451	30,513
Total liabilities	173,177	198,437
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 97,000 shares authorized, 49,086 and 48,684 issued and outstanding at December 30, 2023 and December 31, 2022, respectively.	49	49
Additional paid-in capital	1,262,029	1,243,631
Accumulated other comprehensive loss	(7,899)	(10,010)
Accumulated earnings	482,356	362,756
Total stockholders’ equity	1,736,535	1,596,426
Total liabilities and stockholders’ equity	$1,909,712	$1,794,863

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$121,159	$223,334	$142,350
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	12,390	9,378	14,435
Amortization of intangibles	54,822	55,284	51,366
Share-based compensation	25,513	24,426	19,542
Write-off of acquired in-process research and development	—	5,652	—
Acquired inventory step-up amortization	—	—	393
Provision for inventory valuation	10,015	9,313	8,175
Deferred income taxes	(22,429)	(33,601)	(12,618)
Other, net	2,991	(563)	2,267
Change in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	12,151	(65,140)	(27,829)
Income taxes	1,798	(5,006)	1,307
Inventories	(16,462)	(93,905)	(57,175)
Prepaid expenses and other assets	(14,013)	(4,954)	(768)
Accounts payable	(4,681)	1,181	12,142
Accrued and other liabilities	(11,281)	11,304	21,694
Net cash and cash equivalents provided by operating activities	171,973	136,703	175,281
Cash flows from investing activities:
Purchases of marketable securities	(480,458)	(371,287)	(361,022)
Proceeds from maturities and sales of marketable securities	396,844	338,645	255,063
Purchases of property, plant and equipment	(22,573)	(18,405)	(12,039)
Proceeds from sale of property, plant and equipment	2,800	—	—
Acquisitions, net of cash acquired	—	(4,644)	(23,795)
Net cash and cash equivalents used in investing activities	(103,387)	(55,691)	(141,793)
Cash flows from financing activities:
Purchases of common stock	(3,197)	(65,257)	—
Tax payments related to shares withheld for share-based compensation plans	(10,762)	(8,874)	(7,403)
Payment of contingent consideration for acquired business	(801)	(2,287)	—
Issuance of shares through share-based compensation plans	5,285	8,068	10,073
Net cash and cash equivalents (used in) provided by financing activities	(9,475)	(68,350)	2,670
Effect of exchange rate changes on cash and cash equivalents	(1,476)	(6,391)	(3,276)
Net increase in cash and cash equivalents	57,635	6,270	32,882
Cash and cash equivalents at beginning of year	175,872	169,602	136,720
Cash and cash equivalents at end of year	$233,508	$175,872	$169,602

Supplemental disclosure of cash flow information:
Income taxes paid, net	$34,104	$58,687	$23,766

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 30, 2023,

December 31, 2022 and January 1, 2022

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at December 26, 2020	48,758	49	1,233,967	4,568	26,162	1,264,746
Issuance of shares through share- based compensation plans, net	650	—	10,072	—	—	10,072
Net income	—	—	—	—	142,349	142,349
Share-based compensation	—	—	19,542	—	—	19,542
Share-based compensation plan withholdings	(108)	—	(7,402)	—	—	(7,402)
Currency translation	—	—	—	(2,715)	—	(2,715)
Unrealized loss on investments	—	—	—	(537)	—	(537)
Balance at January 1, 2022	49,300	49	1,256,179	1,316	168,511	1,426,055
Issuance of shares through share- based compensation plans, net	509	1	8,067	—	—	8,068
Repurchase of common stock	(1,018)	(1)	(36,167)	—	(29,089)	(65,257)
Net income	—	—	—	—	223,334	223,334
Share-based compensation	—	—	24,426	—	—	24,426
Share-based compensation plan withholdings	(107)	—	(8,874)	—	—	(8,874)
Currency translation	—	—	—	(8,879)	—	(8,879)
Unrealized loss on investments	—	—	—	(2,447)	—	(2,447)
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Issuance of shares through share- based compensation plans, net	573	—	5,285	—	—	5,285
Repurchase of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Net income	—	—	—	—	121,159	121,159
Share-based compensation	—	—	25,513	—	—	25,513
Share-based compensation plan withholdings	(125)	—	(10,762)	—	—	(10,762)
Currency translation	—	—	—	(1,549)	—	(1,549)
Unrealized gain on investments	—	—	—	3,660	—	3,660
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535

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

Fiscal Year. The fiscal year of 2023 began on January 1, 2023 and ended December 30, 2023. The fiscal year of 2022 began on January 2, 2022 and ended December 31, 2022. The fiscal year of 2021 began on December 27, 2020 and ended January 1, 2022.

Revenue Recognition. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company accounts for shipping and handling activities as the fulfillment of a promise to transfer goods to the customer and therefore records these activities under the caption “Cost of revenue.” Sales tax and any other taxes collected concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.

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

Marketable Securities. The Company determined that its investment securities are to be classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses and, interest and dividends on available-for-sale securities are included in interest income and other, net. Available-for-sale securities are classified as current assets regardless of their maturity date if they are available for use in current operations. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in fair value is determined to be other-than-temporary, unrealized losses on available-for-sale securities are charged against earnings. The specific identification method is used to determine the gains and losses on marketable securities.

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

Goodwill and Indefinite Lived Intangible Assets. Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company has three reporting units and one operating segment. No goodwill impairment occurred in fiscal years 2023, 2022, or 2021. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

The Company maintains cash and cash equivalents and marketable securities with higher credit quality issuers and monitors the amount of credit exposure to any one issuer. The Company’s investment policy provides guidelines and limits regarding credit quality, investment concentration, investment type, and maturity that the Company believes will provide liquidity while reducing risk of loss of capital. Investments are of a short-term nature and include investments in commercial paper, corporate debt securities, asset-backed securities, U.S. Treasury, U.S. Government, and U.S. Agency debt.

The Company’s accounts receivable result primarily from the sale of semiconductor equipment, related accessories and replacement parts. The Company’s customer base is highly concentrated and historically, a relatively small number of customers have accounted for a significant portion of its revenues. Write-offs of uncollectible accounts have historically not been material. The Company actively monitors its customers’ financial strength to reduce the risk of loss.

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

Translation of Foreign Currencies. The Company’s international branches and subsidiaries primarily generate and expend cash in their local functional currency. Accordingly, all balance sheet accounts of these local functional currency branches and subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period. The resulting translation adjustments are recorded as cumulative translation adjustments and are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $8,664 and $7,115 as of December 30, 2023 and December 31, 2022, respectively.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 30, 2023 and December 31, 2022 were as follows:

	December 30,	December 31,
	2023	2022
Notional amount	$51,551	$27,923
Fair value of liability	1,370	135

During the year ended December 30, 2023, the Company recognized a gain of $263 on maturities of forward contracts. During the years ended December 31, 2022 and January 1, 2022, the Company recognized losses of $3,487 and $1,650 on maturities of forward contracts, respectively. The aggregate notional amounts of matured contracts were $319,370, $365,985 and $420,460 for 2023, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements.

Recently Adopted or Effective

The Company has not adopted any new accounting standards during the 2023 fiscal year that have a material impact on the Company’s Condensed Consolidated Financial Statements.

Updates Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard in the fiscal year 2024 for the annual reporting period ending December 28, 2024, with retrospective disclosure of prior periods presented. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending December 27, 2025. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 30, 2023 and December 31, 2022:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	December 30, 2023	December 31, 2022
Assets:
Available-for-sale debt securities:
Government notes and bonds	$195,800	$178,868
Asset-backed securities	—	1,534
Certificates of deposit	67,467	52,095
Commercial paper	99,635	80,079
Corporate bonds	101,401	59,335
Total assets	$464,303	$371,912
Liabilities:
Foreign currency forward contracts	1,370	$135
Total liabilities	$1,370	$135

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

4.
Marketable Securities:

At December 30, 2023 and December 31, 2022, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 30, 2023
Government notes and bonds	$195,733	$393	$326	$195,800
Certificates of deposit	67,377	93	3	67,467
Commercial paper	99,591	54	10	99,635
Corporate bonds	101,146	391	136	101,401
Total marketable securities	$463,847	$931	$475	$464,303
December 31, 2022
Government notes and bonds	$181,196	$27	$2,355	$178,868
Asset-backed securities	1,555	—	21	1,534
Certificates of deposit	52,190	24	118	52,095
Commercial paper	80,199	16	136	80,079
Corporate bonds	60,334	4	1,003	59,335
Total marketable securities	$375,474	$71	$3,633	$371,912

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 30, 2023 and December 31, 2022:

	December 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$331,136	$330,937	$311,934	$309,385
Due after one through five years	132,711	133,366	63,540	62,527
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$463,847	$464,303	$375,474	$371,912

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at December 30, 2023 and December 31, 2022.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 30, 2023
Government notes and bonds	$82,776	$325	$180	$1
Certificates of deposit	11,839	3	—	—
Commercial paper	20,121	10	—	—
Corporate bonds	20,268	103	5,999	33
Total marketable securities	$135,004	$441	$6,179	$34
December 31, 2022
Government notes and bonds	$96,301	$1,273	$69,159	$1,082
Asset-backed securities	1,555	21	—	—
Certificates of deposit	22,400	118	—	—
Commercial paper	50,550	136	—	—
Corporate bonds	28,975	637	28,769	366
Total marketable securities	$199,781	$2,185	$97,928	$1,448

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

5.
Goodwill and Purchased Intangible Assets:

Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. The Company performed its annual assessment in the fourth quarter of fiscal 2023 and concluded that no impairment charge was required.

Goodwill

There were no changes to the carrying amount of goodwill for the years ended December 30, 2023 and December 31, 2022.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Purchased Intangible Assets

Purchased intangible assets as of December 30, 2023 and December 31, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 30, 2023
Finite-lived intangible assets:
Developed technology	$378,197	$254,350	$123,847
Customer and distributor relationships	73,321	34,782	38,539
Trademarks and trade names	14,171	9,182	4,989
Total identifiable intangible assets	$465,689	$298,314	$167,375

December 31, 2022
Finite-lived intangible assets:
Developed technology	$378,197	$205,386	$172,811
Customer and distributor relationships	73,321	30,195	43,126
Trademarks and trade names	14,171	7,911	6,260
Total identifiable intangible assets	$465,689	$243,492	$222,197

Intangible asset amortization expense amounted to $54,822, $55,284 and $51,366 for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $49,137 for 2024, $32,587 for 2025, $31,394 for 2026, $23,173 for 2027 and $12,288 for 2028.

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

Lease costs for operating leases were $6,527 and $6,368 for the years ended December 30, 2023 and December 31, 2022, respectively. Operating lease costs are generally recognized over the lease term. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Details of the Company’s operating leases are as follows:

	Year Ended
Cash Flow Information	December 30, 2023	December 31, 2022
Cash paid for operating lease liabilities	$6,527	$6,368
Right-of-use assets obtained in exchange for operating lease liabilities	$3,678	$9,295

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

	December 30,	December 31,
Operating Lease Information	2023	2022
Weighted average remaining lease term	4.2	4.5
Weighted average discount rate	4.7%	3.8%

As of December 30, 2023, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of operating leases to the lease liabilities recorded on the Consolidated Balance Sheet as of December 30, 2023 is as follows:

Fiscal Year
2024	$5,929
2025	5,572
2026	3,857
2027	2,745
2028	2,447
Thereafter	1,123
Total undiscounted operating lease payments	21,673
Less: imputed interest	2,152
Present value of operating lease liabilities	$19,521

7.
Balance Sheet Components:

Inventories

Inventories are comprised of the following:

	December 30,	December 31,
	2023	2022
Materials	$234,471	$231,029
Work-in-process	67,816	69,072
Finished goods	25,486	24,181
Total inventories	$327,773	$324,282

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	December 30,	December 31,
	2023	2022
Land and building	$47,889	$50,344
Machinery and equipment	69,828	56,924
Furniture and fixtures	3,921	2,949
Computer equipment and software	17,790	15,415
Leasehold improvements	22,089	18,539
	161,517	144,171
Accumulated depreciation	(57,906)	(52,191)
Total property, plant and equipment, net	$103,611	$91,980

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Other assets

Other assets is comprised of the following:

	December 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$18,360	$20,746
Other	2,452	4,479
Total other assets	$20,812	$25,225

Accrued liabilities

Accrued liabilities is comprised of the following:

	December 30,	December 31,
	2023	2022
Payroll and related expenses	$33,052	$36,529
Warranty	8,934	10,890
Other	76	1,417
Total accrued liabilities	$42,062	$48,836

Other current liabilities

Other current liabilities is comprised of the following:

	December 30,	December 31,
	2023	2022
Customer deposits	$9,972	$12,482
Current operating lease obligations	5,494	5,678
Income tax payable	3,210	1,910
Accrued professional fees	1,751	968
Other accrued taxes	3,570	2,081
Other	7,035	3,914
Total other current liabilities	$31,032	$27,033

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	December 30,	December 31,
	2023	2022
Non-current operating lease obligations	$14,027	$16,345
Unrecognized tax benefits (including interest)	7,358	7,693
Deferred revenue	2,462	2,852
Other	1,604	3,623
Total non-current liabilities	$25,451	$30,513

8.
Commitments and Contingencies:

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $29,539 of receivables during the year ended December 30, 2023. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at December 30, 2023.

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended
	December 30, 2023	December 31, 2022
Balance, beginning of the period	$11,830	$9,682
Accruals	9,505	16,040
Usage	(11,955)	(13,893)
Balance, end of the period	$9,380	$11,830

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material developments with regard to the Company’s pending material legal proceedings.

Optical Solutions Inc. v. Nanometrics Incorporated (Case No. 18-cv-00417-BLF): On August 2, 2017, Nanometrics was named as defendant in a complaint filed in New Hampshire Superior Court (the “Complaint”). The Complaint, brought by Optical Solutions, Inc. (“OSI”), alleged claims arising from a purported exclusive purchase contract between OSI and Nanometrics pertaining to certain products. The relief sought was the award of damages in an amount to be proven at trial, attorney’s fees and costs as well as other relief the court deems just and proper. On September 18, 2017, Nanometrics removed the action to the United States District Court for the District of New Hampshire (the “District of New Hampshire”). On September 25, 2017, Nanometrics moved to transfer the Complaint to the United States District Court for the Northern District of California (the “Northern District of California”). On December 20, 2017, Nanometrics filed its complaint against OSI in the California Superior Court for the County of Santa Clara alleging claims arising from OSI’s breach of certain purchase orders. The relief sought was the award of damages in an amount to be proven at trial including pre- and post-judgment interest, punitive damages, restitution for benefits unjustly received by OSI, attorney’s fees and costs as well as other relief the court deems just and proper. Nanometrics’ complaint was later removed by OSI to the Northern District of California. On May 29, 2018, the District of New Hampshire issued an order granting Nanometrics’ motion to transfer the Complaint to the Northern District of California and denying Nanometrics’ motion to dismiss the Complaint without prejudice. On June 14, 2018, the Complaint was consolidated with Nanometrics’ complaint against OSI. On August 9, 2018, OSI filed an Amended Complaint. On September 19, 2018, Nanometrics filed a motion to dismiss OSI’s Amended Complaint for failure to state a claim. Nanometrics’ motion to dismiss was heard on February 28, 2019. On March 5, 2019, the Northern District of California granted Nanometrics’ motion to dismiss with leave to amend. OSI filed a Second Amended Complaint on March 29, 2019. Nanometrics filed a motion to dismiss OSI’s Second Amended Complaint on May 31, 2019. In October 2019, Nanometrics was renamed Onto Innovation Inc. as a result of the Merger. Thereafter, the Company’s second motion to dismiss was heard on November 14, 2019. On November 26, 2019, the Northern District of California granted the Company’s motion to dismiss with leave to amend. OSI filed a Third Amended Complaint on January 21, 2020. On March 2, 2020, the Company filed a motion to dismiss OSI’s Third Amended Complaint and a hearing on the motion was held on June 11, 2020. On June 23, 2020, the Northern District of California granted the Company’s motion to dismiss with prejudice with regard to two claims asserted by OSI and dismissed two other claims asserted by OSI with leave to amend. Thereafter, on July 7, 2020, OSI filed a Fourth Amended Complaint. On August 14, 2020, the Company filed a motion to dismiss with regard to one of the two remaining claims. On

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

December 1, 2020, the Northern District of California denied this final motion to dismiss and as a result the Company filed its Answer in this matter on December 22, 2020. Discovery was closed and a trial date set for December 2023. Prior to trial, however, the parties resolved all outstanding claims between them in a confidential out-of-court settlement during fiscal 2023. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Open and Committed Purchase Orders

As of December 30, 2023, the Company has open and committed purchase orders of $437,105, of which $426,087 is for less than one year.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of December 30, 2023 was approximately $100,000 with an available interest rate of 7.0%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit to date.

9.
Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Point-in-time	$761,797	$958,409	$749,276
Over-time	54,071	46,773	39,623
Total revenue	$815,868	$1,005,183	$788,899

See Note 14 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Consolidated Balance Sheets. As of December 30, 2023 and December 31, 2022, the Company carried a long-term deferred revenue balance of $2,462 and $2,852, respectively, in “other non-current liabilities” on the Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Year Ended
	December 30, 2023	December 31, 2022
Balance, beginning of the period	$33,014	$31,672
Deferral of revenue	75,602	81,772
Revenue recognized	(81,391)	(80,430)
Balance, ending of the period	$27,225	$33,014

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

Onto Innovation Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan provides for the grant of 3,744 stock options and other stock awards to employees, directors and consultants at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2020 Plan typically grade vest over a three-year period and expire ten years from the date of grant. Restricted stock units granted under the 2020 Plan typically vest over a three-year period for employees and one year for directors; however, other vesting periods are allowable under the 2020 Plan. Restricted stock units (“RSUs”) granted to employees have time based or performance-based vesting. As of December 30, 2023, there were 2,868 shares of common stock available for issuance pursuant to future grants under the 2020 Plan.

Onto Innovation Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the terms of the 2020 ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee pays for each share of stock is 85% of the lesser of the fair market value of Company common stock at the beginning or the end of the applicable six-month purchase period. The 2020 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a compensatory plan as defined by FASB ASC 718, “Stock Compensation.” Through the Company’s employee stock purchase plans, employees purchased 91, 142 and 242 shares during the twelve months ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. As of December 30, 2023 and December 31, 2022, there were 1,025 and 1,116, shares available for issuance under the Company’s employee stock purchase plan, respectively.

The following table reflects share-based compensation expense by type of award:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Share-based compensation expense:
Restricted stock units, including all performance and market based awards	$22,573	$21,729	$17,174
Stock options and employee stock purchase options	2,940	2,697	2,368
Total share-based compensation	25,513	24,426	19,542
Tax effect on share-based compensation	5,497	5,237	4,255
Net effect on net income	$20,016	$19,189	$15,287
Effect on earnings per share:
Basic	$(0.41)	$(0.39)	$(0.31)
Diluted	$(0.41)	$(0.39)	$(0.31)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Restricted Stock Units

During fiscal years 2023, 2022 and 2021, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 200% of target. The designated benchmark index was the Philadelphia Semiconductor Sector Index for market-based PRSUs issued in 2023, 2022 and 2021. The stock price performance or market price performance is measured using the closing price for the 20-trading days prior to the dates the performance period begins and ends.

The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 26, 2020	964	$31.37
Granted	338	$69.82
Vested	(441)	$30.90
Forfeited	(96)	$42.40
Nonvested at January 1, 2022	765	$48.25
Granted	410	$82.48
Vested	(373)	$42.87
Forfeited	(59)	$58.98
Nonvested at December 31, 2022	743	$69.01
Granted	319	$89.23
Vested	(415)	$59.20
Forfeited	(63)	$84.11
Nonvested at December 30, 2023	584	$85.41

Of the 584 shares outstanding at December 30, 2023, 494 are service-based RSUs and 90 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2023, 2022, and 2021 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $100.79, $85.49, and $80.04, respectively.

As of December 30, 2023, there was $26,559 of total unrecognized compensation cost related to RSUs granted under the plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after-tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Matching contributions to the plan totaled $3,128, $2,965 and $2,544 for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

11.
Other Expense, Net:

Other expense, net is comprised of the following:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Foreign currency exchange losses, net	$(4,091)	$(73)	$(2,020)
Other	239	(68)	132
Total other expense, net	$(3,852)	$(141)	$(1,888)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

12.
Income Taxes:

The components of income tax expense are as follows:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current:
Federal	$28,326	$47,963	$21,791
State	879	987	1,007
Foreign	4,647	2,901	3,153
	33,852	51,851	25,951
Deferred:
Federal	(22,429)	(31,622)	(9,475)
State	242	(1,506)	(540)
Foreign	(242)	(473)	(2,603)
	(22,429)	(33,601)	(12,618)
Total income tax expense	$11,423	$18,250	$13,333

The income before tax is comprised of the following:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Domestic operations	$107,640	$239,527	$136,143
Foreign operations	$24,942	$2,057	$19,539

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, to income before provision for income taxes as follows:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Federal income tax provision at statutory rate	$27,842	$50,732	$32,693
State taxes, net of federal effect	942	467	1,066
Foreign taxes, net of federal effect	(2,323)	(481)	(3,817)
Foreign Derived Intangible Income (“FDII”) Deduction	(12,958)	(25,445)	(11,061)
US tax on foreign source income	513	1,423	1,721
Non-deductible officer's compensation	2,301	1,910	689
Research and development tax credit	(6,430)	(7,146)	(3,607)
Tax impact of audit and statute closures	(1,563)	(1,526)	(1,987)
Change in valuation allowance	2,180	(276)	(178)
Impact of the CARES Act	—	—	(732)
Other	919	(1,408)	(1,454)
Provision for income taxes	$11,423	$18,250	$13,333
Effective tax rate	9%	8%	9%

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

Deferred tax assets and liabilities are comprised of the following:

	December 30, 2023	December 31, 2022
Deferred tax assets:
Reserves and accruals	$16,658	$17,231
Deferred revenue	4,082	3,512
Share-based compensation	3,495	3,942
Tax credit carryforward	13,960	12,197
Net operating losses	1,088	1,643
Depreciation and amortization	156	125
Capitalized research and development	34,165	20,234
Operating lease liabilities	3,744	4,162
Other	2,875	4,044
Gross deferred tax assets	80,223	67,090
Less: valuation allowance	(13,960)	(11,772)
Total deferred tax assets after valuation allowance	66,263	55,318
Deferred tax liabilities:
Depreciation and amortization	(43,908)	(52,927)
Operating lease right of use assets	(3,519)	(4,890)
Other	—	(89)
Gross deferred tax liabilities	(47,427)	(57,906)
Net deferred tax assets (liabilities)	$18,836	$(2,588)

At December 30, 2023 and December 31, 2022, the Company had recorded valuation allowances of $13,960 and $11,772, respectively, on a certain portion of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized. The Company maintains a valuation allowance against its federal foreign tax credit carryforwards of $2,317 and state research and development credits of $11,644.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment. In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 30, 2023, the Company relied primarily on the reversal of deferred tax liabilities as well as projected future taxable income.

At December 30, 2023, the Company had tax effected state and foreign net operating loss carryforwards of $860 and $228, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates beginning in 2023 through 2037.

At December 30, 2023, the Company had foreign tax credit carryforwards and state research & development credits of $2,317, and $16,213, respectively. The foreign tax credit carryforwards are set to expire at various dates beginning December 31, 2029. The state research & development credits have no expiration dates.

As of December 30, 2023, the Company has not provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share data)

The total amount of unrecognized tax benefits are as follows:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Balance, beginning of the period	$13,010	$12,373	$13,486
Gross increases—tax positions in prior period	29	456	156
Gross decreases—tax positions in prior period	(100)	—	(204)
Gross increases—current-period tax positions	1,785	1,729	1,193
Closure of audit/statute limitation	(1,582)	(1,548)	(2,258)
Balance, end of the period	$13,142	$13,010	$12,373

The unrecognized tax benefits at December 30, 2023 and December 31, 2022 were $13,142 and $13,010, respectively, of which $7,231 and $7,614, respectively, would be reflected as an adjustment to income tax expense if recognized. The year over year increase from 2022 to 2023 is primarily due to additional unrecognized tax benefits related to federal and state tax exposures, offset by expiring tax statutes. It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company recognized approximately $146, $149 and $(814), respectively, in interest and penalties (benefit) expense associated with uncertain tax positions. As of December 30, 2023 and December 31, 2022, the Company had accrued interest and penalties expense included in the table of unrecognized tax benefits of $823 and $628, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is subject to ordinary statute of limitation rules of three and four years for federal and state returns, respectively. However, due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. federal tax purposes with respect to carryforward amounts. The Company is also subject to examination in various states for tax years 2003 forward with respect to carryforward amounts. The Company is subject to examination for tax years 2016 forward for various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.

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

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on marketable securities	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$1,764	$(448)	$1,316
Net current period other comprehensive loss	(8,879)	(2,447)	(11,326)
Balance at December 31, 2022	(7,115)	(2,895)	(10,010)
Net current period other comprehensive income (loss)	(1,549)	3,660	2,111
Balance at December 30, 2023	$(8,664)	$765	$(7,899)

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

The following table lists the different sources of revenue:

	Year Ended
	December 30, 2023		December 31, 2022		January 1, 2022
Systems and software	$683,316	84%	$865,707	86%	$669,114	85%
Parts	74,604	9%	84,266	8%	72,753	9%
Services	57,948	7%	55,210	6%	47,032	6%
Total revenue	$815,868	100%	$1,005,183	100%	$788,899	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue from third parties:
South Korea	$169,323	$224,172	$160,373
Taiwan	141,915	199,104	194,458
China	136,940	250,968	151,027
United States	130,292	121,487	123,858
Japan	93,831	58,133	61,186
Southeast Asia	87,585	71,062	33,054
Europe	55,982	80,256	64,943
Total revenue	$815,868	$1,005,183	$788,899

The following chart identifies our customers that represented 10% or more of total revenue for each of the last three fiscal years:

	2023	2022	2021
Samsung Semiconductor	19%	13%	16%
Taiwan Semiconductor Manufacturing Co. Ltd.	14%	15%	18%
SK Hynix Inc.	^	11%	^
^ The customer accounted for less than 10% of total revenue during the period.

At December 30, 2023 and December 31, 2022, two customers, Taiwan Semiconductor Manufacturing Co. Ltd. and Samsung Semiconductor, accounted for more than 10% of net accounts receivable.

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

The Company’s basic and diluted earnings per share amounts are as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Numerator:
Net income	$121,159	$223,334	$142,349
Denominator:
Basic earnings per share - weighted average shares outstanding	48,971	49,424	49,242
Effect of potential dilutive securities:
Restricted stock units, employee stock purchase grants and stock options - dilutive shares	347	340	486
Diluted earnings per share - weighted average shares outstanding	49,318	49,764	49,728
Earnings per share:
Basic	$2.47	$4.52	$2.89
Diluted	$2.46	$4.49	$2.86

16.
Share Repurchase Authorization:

In November 2020, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $100,000 worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the twelve months ended December 30, 2023, the Company repurchased and retired 46 shares of its common stock under this repurchase authorization and those shares were subsequently retired. At December 30, 2023, there was $31,577 available for future share repurchases under this share repurchase authorization.

The following table summarizes the Company’s stock repurchases:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Shares of common stock repurchased	46	1,018	—
Cost of stock repurchased	$3,197	$65,257	$—
Average price paid per share	$69.29	$64.09	$-

NOTE 17. Restructuring

The Company initiated a restructuring plan to streamline operations and align the Company’s cost structure with its business outlook for 2023. During the twelve months ended December 30, 2023, restructuring costs of $3,571 were recorded in operating expenses for employee severance and $7,027 were recorded in cost of goods sold for inventory write-downs primarily related to the exit of older product lines. All employee severance costs were paid during the twelve-month period.

ONTO INNOVATION INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Fiscal Year 2023:
Allowance for credit losses	$1,572	$245	$1,200	$358	$2,659
Deferred tax valuation allowance	11,772	2,188	—	—	13,960
Fiscal Year 2022:
Allowance for credit losses	$1,303	$356	$—	$87	$1,572
Deferred tax valuation allowance	10,948	824	—	—	11,772
Fiscal Year 2021:
Allowance for credit losses	$784	$955	$—	$436	$1,303
Deferred tax valuation allowance	14,238	(3,290)	—	—	10,948

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Onto Innovation Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 26, 2024

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 26, 2024
Michael P. Plisinski

/s/ Mark R. Slicer	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2024
Mark R. Slicer

/s/ Leo Berlinghieri	Director	February 26, 2024
Leo Berlinghieri

/s/ Stephen D. Kelley	Director	February 26, 2024
Stephen D. Kelley

/s/ David B. Miller	Director	February 26, 2024
David B. Miller

/s/ Karen M. Rogge	Director	February 26, 2024
Karen M. Rogge

/s/ Christopher A. Seams	Director	February 26, 2024
Christopher A. Seams

/s/ May Su	Director	February 26, 2024
May Su

/s/ Christine A. Tsingos	Director	February 26, 2024
Christine A. Tsingos