Form 10-Q
period 2024-03-30
ONTO INNOVATION INC.
filed 2024-05-09
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2024

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

The number of outstanding shares of the Registrant’s Common Stock on April 16, 2024 was 49,275,852.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Revenue	$228,846	$199,165
Cost of revenue	110,561	94,190
Gross profit	118,285	104,975
Operating expenses:
Research and development	26,554	27,242
Sales and marketing	18,318	15,637
General and administrative	17,563	19,237
Amortization	13,112	13,824
Total operating expenses	75,547	75,940
Operating income	42,738	29,035
Interest income, net	7,361	3,448
Other income (expense), net	793	(281)
Income before provision for income taxes	50,892	32,202
Provision for income taxes	4,039	3,134
Net income	$46,853	$29,068
Earnings per share:
Basic	$0.95	$0.60
Diluted	$0.94	$0.59
Weighted average number of shares outstanding:
Basic	49,230	48,788
Diluted	49,638	49,109

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Net income	$46,853	$29,068
Other comprehensive loss, net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	(657)	1,392
Change in currency translation adjustments	(2,593)	1,090
Total other comprehensive (loss) income, net of tax	(3,250)	2,482
Total comprehensive income	$43,603	$31,550

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$190,893	$233,508
Marketable securities	550,038	464,303
Accounts receivable, less allowance of $2,657 and $2,659	231,865	226,556
Inventories, net	329,517	327,773
Prepaid expenses and other current assets	30,523	31,127
Total current assets	1,332,836	1,283,267
Property, plant and equipment, net	106,795	103,611
Goodwill	315,811	315,811
Identifiable intangible assets, net	154,263	167,375
Deferred income taxes	24,247	18,836
Other assets	19,419	20,812
Total assets	$1,953,371	$1,909,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,907	$49,869
Accrued liabilities	35,263	42,062
Deferred revenue	26,350	24,763
Other current liabilities	29,533	31,032
Total current liabilities	147,053	147,726
Other non-current liabilities	24,767	25,451
Total liabilities	171,820	173,177
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,263,442	1,262,029
Accumulated other comprehensive loss	(11,149)	(7,899)
Accumulated earnings	529,209	482,356
Total stockholders’ equity	1,781,551	1,736,535
Total liabilities and stockholders’ equity	$1,953,371	$1,909,712

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Net income	$46,853	$29,068
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	13,112	13,824
Depreciation	3,388	2,916
Share-based compensation	6,486	6,119
Provision for inventory valuation	2,197	5,360
Deferred income taxes	(5,556)	(5,626)
Other, net	(691)	(611)
Changes in operating assets and liabilities	(8,658)	(983)
Net cash and cash equivalents provided by operating activities	57,131	50,067
Cash flows from investing activities:
Purchases of marketable securities	(207,743)	(88,590)
Proceeds from maturities and sales of marketable securities	122,902	109,683
Purchases of property, plant and equipment	(6,975)	(7,855)
Net cash and cash equivalents (used in) provided by investing activities	(91,816)	13,238
Cash flows from financing activities:
Purchases and retirement of common stock	—	(3,197)
Tax payments related to shares withheld for share-based compensation plans	(9,088)	(6,273)
Issuance of shares through share-based compensation plans	4,015	—
Net cash and cash equivalents used in financing activities	(5,073)	(9,470)
Effect of exchange rate changes on cash and cash equivalents	(2,857)	777
Net (decrease) increase in cash and cash equivalents	(42,615)	54,612
Cash and cash equivalents at beginning of period	233,508	175,872
Cash and cash equivalents at end of period	$190,893	$230,484

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$921	$808

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Net income	—	—	—	—	46,853	46,853
Share-based compensation	—	—	6,486	—	—	6,486
Issuance of shares through share-based compensation plans, net	169	—	4,015	—	—	4,015
Share-based compensation plan withholdings	(53)	—	(9,088)	—	—	(9,088)
Currency translation	—	—	—	(2,593)	—	(2,593)
Unrealized loss on investments	—	—	—	(657)	—	(657)
Balance at March 30, 2024	49,202	$49	$1,263,442	$(11,149)	$529,209	$1,781,551

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Net income	—	—	—	—	29,068	29,068
Share-based compensation	—	—	6,119	—	—	6,119
Issuance of shares through share-based compensation plans, net	225	—	—	—	—	—
Purchases of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Share-based compensation plan withholdings	(62)	—	(6,273)	—	—	(6,273)
Currency translation	—	—	—	1,090	—	1,090
Unrealized gain on investments	—	—	—	1,392	—	1,392
Balance at April 1, 2023	48,801	$49	$1,241,839	$(7,528)	$390,265	$1,624,625

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three months ended March 30, 2024 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission on February 26, 2024. The accompanying Condensed Consolidated Balance Sheet at December 30, 2023 has been derived from the audited consolidated financial statements included in the 2023 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending December 28, 2024 (“fiscal year 2024”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2024 ended on March 30, 2024, the second quarter ends on June 29, 2024 and the third quarter ends on September 28, 2024. Our fiscal year ended December 30, 2023 was a 52-week fiscal year. The first quarter of the fiscal year ended December 30, 2023 ended on April 1, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates made by management include excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, allowance for credit losses, liabilities for product warranty, share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

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

Adoption of Accounting Standards

Recently Adopted or Effective

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, that are of significance, or potential significance to the Company.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 30, 2024 and December 30, 2023:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	March 30, 2024	December 30, 2023
Assets:
Available-for-sale debt securities:
Government notes and bonds	$248,929	$195,800
Certificates of deposit	54,821	67,467
Commercial paper	123,344	99,635
Corporate bonds	122,944	101,401
Foreign currency forward contracts	202	—
Total assets	$550,240	$464,303
Liabilities:
Foreign currency forward contracts	$—	$1,370
Total Liabilities	$—	$1,370

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

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 3. Marketable Securities

At March 30, 2024 and December 30, 2023, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 30, 2024
Government notes and bonds	$249,211	$90	$373	$248,928
Certificates of deposit	54,800	37	15	54,822
Commercial paper	123,380	15	50	123,345
Corporate bonds	122,896	177	130	122,943
Total marketable securities	$550,287	$319	$568	$550,038
December 30, 2023
Government notes and bonds	$195,733	$393	$326	$195,800
Certificates of deposit	67,377	93	3	67,467
Commercial paper	99,591	54	10	99,635
Corporate bonds	101,146	391	136	101,401
Total marketable securities	$463,847	$931	$475	$464,303

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at March 30, 2024 and December 30, 2023:

	March 30, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$355,655	$355,387	$331,136	$330,937
Due after one through five years	145,917	145,936	132,711	133,366
Due after five through ten years	115	115	—	—
Due after ten years	48,600	48,600	—	—
Total marketable securities	$550,287	$550,038	$463,847	$464,303

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.” Gross realized gains and losses on available-for-sale securities are included in “Other income (expense), net” on the Condensed Consolidated Statements of Operations and were not material during the three months ended March 30, 2024 and December 30, 2023. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at March 30, 2024 and December 30, 2023 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at March 30, 2024 and December 30, 2023:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 30, 2024
Government notes and bonds	$95,000	$200	$41,367	$173
Certificates of deposit	18,340	16	—	—
Commercial paper	88,615	50	—	—
Corporate bonds	48,457	98	6,270	31
Total	$250,412	$364	$47,637	$204
December 30, 2023
Government notes and bonds	$82,776	$325	$180	$1
Certificates of deposit	11,839	3	—	—
Commercial paper	20,121	10	—	—
Corporate bonds	20,268	103	5,999	33
Total	$135,004	$441	$6,179	$34

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 30, 2024 and December 30, 2023, these contracts were denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars, and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other income (expense), net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 30, 2024 and December 30, 2023 were as follows:

	March 30, 2024	December 30, 2023
Notional amount	$32,122	$51,551
Fair value of asset (liability)	$202	$(1,370)

NOTE 5. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of March 30, 2024 and December 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 30, 2024
Finite-lived intangibles:
Developed technology	$378,197	$266,019	$112,178
Customer and distributor relationships	73,321	35,929	37,392
Trademarks and trade names	14,171	9,478	4,693
Total identifiable intangible assets	$465,689	$311,426	$154,263
December 30, 2023
Finite-lived intangibles:
Developed technology	$378,197	$254,350	$123,847
Customer and distributor relationships	73,321	34,782	38,539
Trademarks and trade names	14,171	9,182	4,989
Total identifiable intangible assets	$465,689	$298,314	$167,375

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2024 (remainder)	$36,025
2025	32,587
2026	31,394
2027	23,173
2028	12,288
2029	5,038
Thereafter	13,758
Total	$154,263

NOTE 6. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	March 30, 2024	December 30, 2023
Materials	$222,499	$234,471
Work-in-process	80,372	67,816
Finished goods	26,646	25,486
Total inventories, net	$329,517	$327,773

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	March 30, 2024	December 30, 2023
Machinery and equipment	$72,098	$69,828
Land and building	47,840	47,889
Computer equipment and software	21,047	17,790
Leasehold improvements	22,104	22,089
Furniture and fixtures	3,914	3,921
	167,003	161,517
Accumulated depreciation	(60,208)	(57,906)
Total property, plant and equipment, net	$106,795	$103,611

Other assets

Other assets are comprised of the following:

	March 30, 2024	December 30, 2023
Operating lease right-of-use assets	$16,969	$18,360
Other	2,450	2,452
Total other assets	$19,419	$20,812

Accrued liabilities

Accrued liabilities are comprised of the following:

	March 30, 2024	December 30, 2023
Payroll and related expenses	$26,413	$33,052
Warranty	8,793	8,934
Other	57	76
Total accrued liabilities	$35,263	$42,062

Other current liabilities

Other current liabilities are comprised of the following:

	March 30, 2024	December 30, 2023
Customer deposits	$9,192	$9,972
Current operating lease obligations	5,370	5,494
Income tax payable	6,519	3,210
Accrued professional fees	803	1,751
Other accrued taxes	3,587	3,570
Other	4,062	7,035
Total other current liabilities	$29,533	$31,032

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	March 30, 2024	December 30, 2023
Non-current operating lease obligations	$12,770	$14,027
Unrecognized tax benefits (including interest)	7,816	7,358
Deferred revenue	2,529	2,462
Other	1,652	1,604
Total other non-current liabilities	$24,767	$25,451

NOTE 7. Commitments and Contingencies

Factoring

The Company maintains arrangements under which eligible accounts receivable in Japan are sold without recourse to unrelated third-party financial institutions. The Company sold $3,447 of receivables during the three months ended March 30, 2024. These receivables were not included in the Condensed Consolidated Balance Sheets as the criteria for sale treatment had been met. There were no material gains or losses on the sale of such receivables. There were no amounts due from such third-party financial institutions at March 30, 2024.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Balance, beginning of the period	$9,380	$11,830
Accruals	2,761	2,551
Usage	(2,903)	(3,879)
Balance, end of the period	$9,238	$10,502

Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the captions “Accrued liabilities” and “Other non-current liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, any potential liabilities resulting from any current disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of March 30, 2024 was approximately $100 million with an available interest rate of 7.1%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Point-in-time	$213,850	$186,374
Over-time	14,996	12,791
Total revenue	$228,846	$199,165

See Note 14 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets. As of March 30, 2024 and December 30, 2023, the Company carried a long-term deferred revenue balance of $2,529 and $2,462, respectively, in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Balance, beginning of the period	$27,225	$33,014
Deferral of revenue	17,303	16,077
Recognition of current year deferred revenue	(6,123)	(10,037)
Recognition of prior period deferred revenue	(9,526)	(8,671)
Balance, end of the period	$28,879	$30,383

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the three months ended March 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2023	584	$85.41
Granted	84	$172.03
Vested	(129)	$79.37
Forfeited	(3)	$81.42
Nonvested at March 30, 2024	536	$100.50

Of the 536 nonvested shares outstanding at March 30, 2024, 454 are service-based RSUs and 82 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2024 and 2023 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $251.51 and $100.79, respectively.

As of March 30, 2024 and December 30 2023, there was $32,081 and $26,559 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 1.5 years and 1.4 years for March 30, 2024 and December 30, 2023, respectively.

NOTE 10. Other Income (Expense), Net

Other income (expense), net, is comprised of the following:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Foreign currency exchange gains (losses), net	$642	$(307)
Other	151	26
Total other income (expense), net	$793	$(281)

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Income before income taxes	$50,892	$32,202
Provision for income taxes	$4,039	$3,134
Effective tax rate	8%	10%

The income tax provision for the three months ended March 30, 2024 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The increase in the Company’s income tax provision for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 was primarily due to an increase in quarterly earnings, offset by an increase in the excess benefits associated with equity compensation. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected FDII deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $13,960 at March 30, 2024 and December 30, 2023.

The Organization for Economic Co-operation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which the Company’s tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during the current year, and the remaining rules becoming effective in later periods. At this point in time, the Company does not expect any material tax impact associated with Pillar Two rules in the countries where it operates. As these rules continue to evolve with new legislation and guidance, the Company will continue to monitor and account for the enactment of Pillar Two and the potential impacts such rules may have on its effective tax rate and cash flows in future years.

NOTE 12. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Numerator:
Net income	$46,853	$29,068
Denominator:
Basic earnings per share - weighted average shares outstanding	49,230	48,788
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	408	321
Diluted earnings per share - weighted average shares outstanding	49,638	49,109
Earnings per share:
Basic	$0.95	$0.60
Diluted	$0.94	$0.59

NOTE 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at March 30, 2024, as well as the activity for the three months ended March 30, 2024, were as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 30, 2023	$(8,664)	$765	$(7,899)
Net current period other comprehensive loss	(2,593)	(657)	(3,250)
Reclassifications	—	—	—
Balance at March 30, 2024	$(11,257)	$108	$(11,149)

For the three months ended March 30, 2024, tax effects on net income of amounts recorded in other comprehensive loss for net unrealized gains on available-for-sale marketable securities and foreign currency translation adjustments was $181.

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

The following table lists the different sources of revenue:

	Three Months Ended
	March 30,		April 1,
	2024		2023
Systems and software	$194,836	85%	$166,824	84%
Parts	20,108	9%	20,423	10%
Services	13,902	6%	11,918	6%
Total revenue	$228,846	100%	$199,165	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended
	March 30	April 1,
	2024	2023
Revenue from third parties:
South Korea	$80,239	$45,473
Taiwan	71,103	26,705
China	20,994	36,551
United States	20,868	40,713
Southeast Asia	16,078	17,301
Japan	13,335	14,504
Europe	6,229	17,918
Total revenue	$228,846	$199,165

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Samsung Semiconductor	26%	20%
Taiwan Semiconductor Manufacturing Co. Ltd.	26%	14%
SK Hynix Inc.	12%	2%

NOTE 15. Share Repurchase Authorization

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200,000 worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital and accumulated earnings. During the three month period ended March 30, 2024, no shares of the Company’s common stock were repurchased under the share repurchase authorization. At March 30, 2024, there was $200,000 available for future share repurchases under this share repurchase authorization.

NOTE 16. Restructuring

From time to time, the Company approves restructuring plans, which includes workforce reductions, to streamline operations and align the Company’s cost structure with its business outlook. Restructuring charges were $1,046 and $4,313 for the three months ended March 30, 2024 and April 1, 2023, respectively. During the three months ended March 30, 2024, restructuring costs of $258 were recorded in operating expenses for employee severance and $788 were recorded in cost of goods sold for the streamlining of certain manufacturing activities. During the three months ended April 1, 2023, restructuring costs of $2,034 were recorded in operating expense for employee severance and $2,279 was recorded in cost of goods sold for inventory write-downs primarily related to the exit of older product lines. All employee severance costs were paid during the periods incurred.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2023 Form 10-K.

For more information, please see our critical accounting estimates as previously disclosed in the 2023 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

Executive Summary

We are a worldwide leader in the design, development, manufacture and support of metrology and inspection tools for the semiconductor industry, including process control tools that perform optical metrology on patterned and unpatterned wafers, wafer macro-defect inspection, including macro-inspection of both 2D and 3D wafer features, wafer substrate and panel substrate lithography systems, and process control analytical software. Our products are primarily used by silicon wafer manufacturers, semiconductor integrated circuit fabricators, and advanced packaging manufacturers operating in the semiconductor market. Our products are also used for process control in a number of other specialty device manufacturing markets, including light emitting diodes (“LED”), vertical-cavity surface-emitting lasers (“VCSEL”), micro-electromechanical systems (“MEMS”), CMOS image sensors (“CIS”), silicon and compound semiconductor (SiC and GaN) power devices, analog devices, RF filters, data storage, and certain industrial and scientific applications.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	March 30,	December 30,
	2024	2023
Revenue	$228,846	$218,856
Gross profit	$118,285	$107,966
Gross profit as a percent of revenue	52%	49%
Total operating expenses	$75,547	$79,736
Net income	$46,853	$30,309
Diluted earnings per share	$0.94	$0.61
•
In the fiscal quarter ended March 30, 2024 (the “March 2024 quarter”), revenue increased 5% compared to the fiscal quarter ended December 30, 2023 (the “December 2023 quarter”), primarily due to an increase in sales to foundry and DRAM customers in both advanced nodes applications and specialty devices and advanced packaging. These increases are partially offset by a decrease in sales to wafer manufacturing and power customers in specialty devices and advanced packaging.
•
Gross profit as a percentage of revenue in the March 2024 quarter compared to the December 2023 quarter was primarily due to restructuring costs related the exit of older product lines in the December 2023 quarter.
•
Operating expenses in the March 2024 quarter decreased by 5% compared to the December 2023 quarter primarily due to a litigation settlement in the December 2023 quarter, partially offset by cost containment initiatives implemented in the year.

Our cash, cash equivalents and marketable securities balance increased to $741 million as of March 30, 2024 compared to $698 million as of December 30, 2023. This increase was primarily the result of $57.1 million of cash generated from operating activities, partially offset by cash used for capital expenditures of $7.0 million and $9.1 million for tax payments related to net share settlement of employee stock-based compensation plans. Employee headcount as of March 30, 2024 was approximately 1500.

In 2022 and 2023, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have continued to negatively impact our net sales in China for the first quarter 2024.

For a discussion of the risks related to our business and operations, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three Months Ended March 30, 2024 and April 1, 2023

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $228.8 million increased 14.9% for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023, in which revenue totaled $199.2 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended
	March 30,		April 1,
	2024		2023
Systems and software	$194,836	85%	$166,824	84%
Parts	20,108	9%	20,423	10%
Services	13,902	6%	11,918	6%
Total revenue	$228,846	100%	$199,165	100%

Total systems and software revenue increased $28 million for the three months ended March 30, 2024, as compared to the three months ended April 1, 2023. These increases were primarily due to an increase in shipments of our inspection product lines to foundry and DRAM customers, which was partially offset by a decrease in in shipments of our metrology product lines to wafer manufacturing and foundry customers. The increase in total parts and services revenue for the three months ended March 30, 2024, as compared to the three months ended April 1, 2023, was primarily due to higher factory utilization by several of our customers, resulting in an increase in their spare parts requirements. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

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

	Three Months Ended
	March 30,	April 1,
	2024	2023
Gross profit	$118,285	$104,975
Gross profit as a percentage of revenue	52.0%	53.0%

The decrease in gross profit as a percentage of revenue for the three month period ended March 30, 2024 as compared to the three month period ended April 1, 2023 was primarily due to product mix and higher production costs.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $26.6 million for the three month period ended March 30, 2024, as compared to $27.2 million for the three month period ended April 1, 2023. The decrease in research and development expenses of $0.7 million for the three month period ended March 30, 2024, as compared to the three month period ended April 1, 2023, was primarily due to decreases in product development costs of $0.4 million and compensation costs of $0.2 million.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $18.3 million for the three month period ended March 30, 2024, compared to $15.6 million for the three month period ended April 1, 2023. The increase in sales and marketing expenses of $2.7 million for the three month period ended March 30, 2024, as compared to the three month period ended April 1, 2023, was primarily due to increases in compensations costs of $2.6 million and outside services of $0.2 million, partially offset by a decrease in depreciation and amortization of $0.1 million.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $17.6 million for the three month period ended March 30, 2024, as compared to $19.2 million for the three month period ended April 1, 2023. The decrease in general and administrative expenses of $1.6 million for the three month period ended March 30, 2024, as compared to the three month period ended April 1, 2023, was primarily due to decreases in restructuring charges for employee severance costs and merger and acquisition related expenses.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $13.1 million for the three month period ended March 30, 2024, compared to $13.8 million for the three month period ended April 1, 2023. The decrease in amortization of identifiable intangible assets of $0.7 million for the three month period ended March 30, 2024, as compared to the three month period ended April 1, 2023, was primarily due to certain assets becoming fully amortized.

Interest income, net. Net interest income was $7.4 million for the three month period ended March 30, 2024, as compared to $3.4 million for the three period ended April 1, 2023. The increases in net interest income for the three month period ended March 30, 2024, as compared to the three month period ended April 1, 2023, were due to higher cash and marketable securities balances and higher interest rates during the 2024 period.

Other expense, net. Other expense, net was $0.8 million for the three month period ended March 30, 2024, as compared to $0.3 million for the three month period ended April 1, 2023. The increase in other expense, net was primarily due to foreign exchange gains during the 2024 period.

Income Taxes. We recorded an income tax provision of $4.0 million for the three period ended March 30, 2024, as compared to $3.1 million for the three month period ended April 1, 2023. Our effective tax rate of 7.9% for the three month period ended March 30, 2024, differs from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 10.4% for the three month period ended April 1, 2023, differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

The Organization for Economic Co-operation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during the current year, and the remaining rules becoming effective in later periods. At this point in time, we do not expect any material tax impact associated with Pillar Two rules in the countries where we operate. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two and the potential impacts such rules may have on our effective tax rate and cash flows in future years.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following:

	March 30,	December 30,
	2024	2023
Cash and cash equivalents	$190,893	$233,508
Marketable securities	550,038	464,303
Total cash, cash equivalents and marketable securities	$740,931	$697,811

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cash provided by operating activities	$57,131	$50,067
Cash (used in) provided by investing activities	$(91,816)	$13,238
Cash used in financing activities	$(5,073)	$(9,470)

Operating Activities

Net cash and cash equivalents provided by operating activities for the three months ended March 30, 2024 were $57.1 million. The net cash and cash equivalents provided by operating activities during the three months ended March 30, 2024 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $65.8 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities for the three months of fiscal 2024 increased compared to fiscal 2023 primarily due to higher cash collections and higher investment income.

Our working capital was $1,185.8 million at March 30, 2024 and $1,135.5 million at December 30, 2023.

Investing Activities

Net cash and cash equivalents used in investing activities for the three months ended March 30, 2024 were $91.8 million. During the three months ended March 30, 2024, net cash and cash equivalents used in investing activities included purchases of marketable securities, net proceeds from maturities and sales of marketable securities of $84.8 million and capital expenditures of $7.0 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents used in financing activities for the three months ended March 30, 2024 were $5.1 million. During the three months ended March 30, 2024, financing activities used cash primarily for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $9.1 million, partially offset by proceeds from sales of shares through share-based compensation plans of $4.0 million.

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three months ended March 30, 2024, we repurchased no shares of common stock under this repurchase authorization. As of March 30, 2024, there was $200 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. As of March 30, 2024, the available line of credit was approximately $100 million with an available interest rate of 7.1%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of March 30, 2024. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There may also be conflict or uncertainty in the countries in which we operate, including safety issues, disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks. We have no material operations in Russia, Belarus, Ukraine, or Israel. Consequently, to date, our operations have not been materially adversely affected by Russia’s invasion of Ukraine, or the Israel-Hamas conflict. However, if the Russia-Ukraine or Israel-Hamas conflicts escalate further and/or the U.S. or other jurisdictions impose additional sanctions on the governments or entities involved, this could result in disruptions to the global economy and/or supply chains that could adversely affect our business.

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
•
the impact of infectious disease pandemics on the global economy and on our customers, suppliers, employees, and business;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. There were no repurchases of common stock under this authorization during the three months ended March 30, 2024. There was $200 million available for future share repurchases under this share repurchase authorization at March 30, 2024. For further information, see Note 15, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three months ended March 30, 2024, we withheld 53 thousand shares through net share settlements. For the three month period ended March 30, 2024, net share settlements cost $9.1 million. Please refer to Note 9, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended March 30, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 31, 2023 - January 30, 2024	2	$148.43	—	$31,577
January 31, 2024 - February 29, 2024	51	$172.28	—	$200,000
March 1, 2024 - March 30, 2024	—	$—	—	$200,000
Three months ended March 30, 2024	53	$171.67	—

[1] Includes shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended March 30, 2024, the following officers, as defined in Rule 16a-1(f) under the Exchange Act, as amended, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 7, 2024, Mark R. Slicer, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,038 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 7, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 11, 2024, Srinivas Vedula, the Company’s Senior Vice President of Customer Success, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of (i) up to 2,467 shares of our common stock and

(ii) up to 100% of the shares of our common stock issued upon the settlement of 596 outstanding RSUs, less the number of shares traded to cover tax withholding obligations in connection with the vesting and settlement of such RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 6, 2025, or earlier if all transactions under the trading arrangement are completed.

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

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	May 9, 2024	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 9, 2024	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer