Form 10-Q
period 2024-06-29
ONTO INNOVATION INC.
filed 2024-08-08
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2024

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

The number of outstanding shares of the Registrant’s Common Stock on July 16, 2024 was 49,383,617.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Revenue	$242,327	$190,662	$471,172	$389,827
Cost of revenue	114,091	90,201	224,651	184,391
Gross profit	128,236	100,461	246,521	205,436
Operating expenses:
Research and development	27,044	27,043	53,599	54,285
Sales and marketing	18,976	16,024	37,295	31,661
General and administrative	20,271	18,762	37,833	37,999
Amortization	13,112	13,825	26,224	27,649
Total operating expenses	79,403	75,654	154,951	151,594
Operating income	48,833	24,807	91,570	53,842
Interest income, net	8,496	4,758	15,857	8,206
Other (expense) income, net	(60)	(1,710)	734	(1,991)
Income before provision for income taxes	57,269	27,855	108,161	60,057
Provision for income taxes	4,320	1,959	8,359	5,093
Net income	$52,949	$25,896	$99,802	$54,964
Earnings per share:
Basic	$1.07	$0.53	$2.02	$1.12
Diluted	$1.07	$0.53	$2.01	$1.12
Weighted average number of shares outstanding:
Basic	49,342	48,976	49,286	48,865
Diluted	49,674	49,274	49,656	49,175

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net income	$52,949	$25,896	$99,802	$54,964
Other comprehensive loss, net of tax:
Change in net unrealized (losses) gains on available-for-sale marketable securities	(201)	(163)	(858)	1,229
Change in currency translation adjustments	(1,996)	(2,998)	(4,589)	(1,908)
Total other comprehensive loss, net of tax	(2,197)	(3,161)	(5,447)	(679)
Total comprehensive income	$50,752	$22,735	$94,355	$54,285

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 29, 2024	December 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$172,571	$233,508
Marketable securities	613,461	464,303
Accounts receivable, less allowance of $2,468 and $2,659	237,830	226,556
Inventories, net	319,712	327,773
Prepaid expenses and other current assets	41,638	31,127
Total current assets	1,385,212	1,283,267
Property, plant and equipment, net	115,467	103,611
Goodwill	315,811	315,811
Identifiable intangible assets, net	141,200	167,375
Deferred income taxes	29,374	18,836
Other assets	18,352	20,812
Total assets	$2,005,416	$1,909,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,373	$49,869
Accrued liabilities	40,450	42,062
Deferred revenue	28,167	24,763
Other current liabilities	28,430	31,032
Total current liabilities	148,420	147,726
Other non-current liabilities	25,320	25,451
Total liabilities	173,740	173,177
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,262,815	1,262,029
Accumulated other comprehensive loss	(13,346)	(7,899)
Accumulated earnings	582,158	482,356
Total stockholders’ equity	1,831,676	1,736,535
Total liabilities and stockholders’ equity	$2,005,416	$1,909,712

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Net income	$99,802	$54,964
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	26,224	27,649
Depreciation	6,921	5,815
Share-based compensation	14,730	13,864
Provision for inventory valuation	3,941	6,386
Deferred income taxes	(10,823)	(11,020)
Other, net	(827)	1,136
Changes in operating assets and liabilities	(17,538)	(17,039)
Net cash and cash equivalents provided by operating activities	122,430	81,755
Cash flows from investing activities:
Purchases of marketable securities	(394,756)	(209,154)
Proceeds from maturities and sales of marketable securities	248,084	198,717
Purchases of property, plant and equipment	(19,228)	(12,463)
Net cash and cash equivalents used in investing activities	(165,900)	(22,900)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(3,197)
Tax payments related to shares withheld for share-based compensation plans	(17,959)	(9,949)
Payment of contingent consideration for acquired business	—	(304)
Issuance of shares through share-based compensation plans	4,014	5,285
Net cash and cash equivalents used in financing activities	(13,945)	(8,165)
Effect of exchange rate changes on cash and cash equivalents	(3,522)	(2,305)
Net (decrease) increase in cash and cash equivalents	(60,937)	48,385
Cash and cash equivalents at beginning of period	233,508	175,872
Cash and cash equivalents at end of period	$172,571	$224,257

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$21,524	$18,888

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Net income	—	—	—	—	46,853	46,853
Share-based compensation	—	—	6,486	—	—	6,486
Issuance of shares through share-based compensation plans, net	169	—	4,015	—	—	4,015
Share-based compensation plan withholdings	(53)	—	(9,088)	—	—	(9,088)
Currency translation	—	—	—	(2,593)	—	(2,593)
Unrealized loss on investments	—	—	—	(657)	—	(657)
Balance at March 30, 2024	49,202	$49	$1,263,442	$(11,149)	$529,209	$1,781,551
Net income	—	—	—	—	52,949	52,949
Share-based compensation	—	—	8,244	—	—	8,244
Issuance of shares through share-based compensation plans, net	181	—	—	—	—	—
Share-based compensation plan withholdings	(44)	—	(8,871)	—	—	(8,871)
Currency translation	—	—	—	(1,996)	—	(1,996)
Unrealized loss on investments	—	—	—	(201)	—	(201)
Balance at June 29, 2024	49,339	$49	$1,262,815	$(13,346)	$582,158	$1,831,676

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Net income	—	—	—	—	29,068	29,068
Share-based compensation	—	—	6,119	—	—	6,119
Issuance of shares through share-based compensation plans, net	225	—	—	—	—	—
Purchases of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Share-based compensation plan withholdings	(62)	—	(6,273)	—	—	(6,273)
Currency translation	—	—	—	1,090	—	1,090
Unrealized gain on investments	—	—	—	1,392	—	1,392
Balance at April 1, 2023	48,801	$49	$1,241,839	$(7,528)	$390,265	$1,624,625
Net income	—	—	—	—	25,896	25,896
Share-based compensation	—	—	7,745	—	—	7,745
Issuance of shares through share-based compensation plans, net	227	—	5,285	—	—	5,285
Share-based compensation plan withholdings	(56)	—	(3,676)	—	—	(3,676)
Currency translation	—	—	—	(2,998)	—	(2,998)
Unrealized loss on investments	—	—	—	(163)	—	(163)
Balance at July 1, 2023	48,972	$49	$1,251,193	$(10,689)	$416,161	$1,656,714

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three and six months ended June 29, 2024 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission on February 26, 2024. The accompanying Condensed Consolidated Balance Sheet at December 30, 2023 has been derived from the audited consolidated financial statements included in the 2023 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending December 28, 2024 (“fiscal year 2024”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2024 ended on March 30, 2024, the second quarter ended on June 29, 2024 and the third quarter ends on September 28, 2024. Our fiscal year ended December 30, 2023 was a 52-week fiscal year. The second quarter of the fiscal year ended December 30, 2023 ended on July 1, 2023.

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

Adoption of Accounting Standards

Recently Adopted or Effective

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 29, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, that are of significance, or potential significance, to the Company.

Updates Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment including information about the reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard in fiscal year 2024 for the annual reporting period ending December 28, 2024, with retrospective disclosure of prior periods presented. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 29, 2024 and December 30, 2023:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	June 29, 2024	December 30, 2023
Assets:
Available-for-sale debt securities:
Government notes and bonds	$257,077	$195,800
Certificates of deposit	79,858	67,467
Commercial paper	128,529	99,635
Corporate bonds	147,997	101,401
Foreign currency forward contracts	521	—
Total assets	$613,982	$464,303
Liabilities:
Foreign currency forward contracts	$—	$1,370
Total Liabilities	$—	$1,370

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

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 3. Marketable Securities

At June 29, 2024 and December 30, 2023, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 29, 2024
Government notes and bonds	$257,443	$9	$375	$257,077
Certificates of deposit	79,860	19	21	79,858
Commercial paper	128,570	15	56	128,529
Corporate bonds	148,102	90	195	147,997
Total marketable securities	$613,975	$133	$647	$613,461
December 30, 2023
Government notes and bonds	$195,733	$393	$326	$195,800
Certificates of deposit	67,377	93	3	67,467
Commercial paper	99,591	54	10	99,635
Corporate bonds	101,146	391	136	101,401
Total marketable securities	$463,847	$931	$475	$464,303

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at June 29, 2024 and December 30, 2023:

	June 29, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$448,563	$448,166	$331,136	$330,937
Due after one through five years	119,037	118,920	132,711	133,366
Due after five through ten years	—	—	—	—
Due after ten years	46,375	46,375	—	—
Total marketable securities	$613,975	$613,461	$463,847	$464,303

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.” Gross realized gains and losses on available-for-sale securities are included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations and were not material during the three and six months ended June 29, 2024 and July 1, 2023. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at June 29, 2024 and December 30, 2023 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at June 29, 2024 and December 30, 2023:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 29, 2024
Government notes and bonds	$107,898	$262	$38,854	$114
Certificates of deposit	26,520	21	—	—
Commercial paper	92,029	56	—	—
Corporate bonds	81,490	163	10,634	31
Total	$307,937	$502	$49,488	$145
December 30, 2023
Government notes and bonds	$82,776	$325	$180	$1
Certificates of deposit	11,839	3	—	—
Commercial paper	20,121	10	—	—
Corporate bonds	20,268	103	5,999	33
Total	$135,004	$441	$6,179	$34

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 29, 2024 and December 30, 2023, these contracts were denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars, and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 29, 2024 and December 30, 2023 were as follows:

	June 29, 2024	December 30, 2023
Notional amount	$47,175	$51,551
Fair value of asset (liability)	$521	$(1,370)

NOTE 5. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of June 29, 2024 and December 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 29, 2024
Finite-lived intangibles:
Developed technology	$378,246	$277,687	$100,559
Customer and distributor relationships	73,321	37,076	36,245
Trademarks and trade names	14,171	9,775	4,396
Total identifiable intangible assets	$465,738	$324,538	$141,200
December 30, 2023
Finite-lived intangibles:
Developed technology	$378,197	$254,350	$123,847
Customer and distributor relationships	73,321	34,782	38,539
Trademarks and trade names	14,171	9,182	4,989
Total identifiable intangible assets	$465,689	$298,314	$167,375

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2024 (remainder)	$22,963
2025	32,587
2026	31,394
2027	23,173
2028	12,288
2029	5,038
Thereafter	13,757
Total	$141,200

NOTE 6. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	June 29, 2024	December 30, 2023
Materials	$212,447	$234,471
Work-in-process	80,732	67,816
Finished goods	26,533	25,486
Total inventories, net	$319,712	$327,773

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	June 29, 2024	December 30, 2023
Machinery and equipment	$79,939	$69,828
Land and building	47,809	47,889
Computer equipment and software	25,190	17,790
Leasehold improvements	22,177	22,089
Furniture and fixtures	3,967	3,921
	179,082	161,517
Accumulated depreciation	(63,615)	(57,906)
Total property, plant and equipment, net	$115,467	$103,611

Other assets

Other assets are comprised of the following:

	June 29, 2024	December 30, 2023
Operating lease right-of-use assets	$16,222	$18,360
Other	2,130	2,452
Total other assets	$18,352	$20,812

Accrued liabilities

Accrued liabilities are comprised of the following:

	June 29, 2024	December 30, 2023
Payroll and related expenses	$31,561	$33,052
Warranty	8,752	8,934
Other	137	76
Total accrued liabilities	$40,450	$42,062

Other current liabilities

Other current liabilities are comprised of the following:

	June 29, 2024	December 30, 2023
Customer deposits	$8,799	$9,972
Current operating lease obligations	5,564	5,494
Income tax payable	3,649	3,210
Accrued professional fees	1,338	1,751
Other accrued taxes	5,276	3,570
Other	3,804	7,035
Total other current liabilities	$28,430	$31,032

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	June 29, 2024	December 30, 2023
Non-current operating lease obligations	$12,130	$14,027
Unrecognized tax benefits (including interest)	8,294	7,358
Deferred revenue	3,114	2,462
Other	1,782	1,604
Total other non-current liabilities	$25,320	$25,451

NOTE 7. Commitments and Contingencies

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended
	June 29,	July 1,
	2024	2023
Balance, beginning of the period	$9,380	$11,830
Accruals	5,653	4,659
Usage	(5,768)	(6,708)
Balance, end of the period	$9,265	$9,781

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

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. The available line of credit as of June 29, 2024 was $100 million with an available interest rate of 7.1%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Point-in-time	$227,733	$178,325	$441,582	$364,699
Over-time	14,594	12,337	29,590	25,128
Total revenue	$242,327	$190,662	$471,172	$389,827

See Note 14 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, these amounts are recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 29, 2024 and December 30, 2023, the Company carried a long-term deferred revenue balance of $3,114 and $2,462, respectively.

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Balance, beginning of the period	$28,879	$30,383	$27,225	$33,014
Deferral of revenue	17,373	18,214	34,675	34,290
Recognition of current year deferred revenue	(10,718)	(14,464)	(20,243)	(23,134)
Recognition of prior period deferred revenue	(4,253)	(6,877)	(10,376)	(16,914)
Balance, end of the period	$31,281	$27,256	$31,281	$27,256

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the six months ended June 29, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2023	584	$85.41
Granted	156	$192.42
Vested	(309)	$81.01
Forfeited	(7)	$87.90
Nonvested at June 29, 2024	424	$127.98

Of the 424 nonvested shares outstanding at June 29, 2024, 342 are service-based RSUs and 82 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2024 and 2023 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $251.51 and $100.79, respectively.

As of June 29, 2024 and December 30 2023, there was $39,921 and $26,559 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 1.6 years and 1.4 years for June 29, 2024 and December 30, 2023, respectively.

NOTE 10. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Foreign currency exchange (losses) gains, net	$(54)	$(1,800)	$589	$(2,107)
Other	(6)	90	145	116
Total other (expense) income, net	$(60)	$(1,710)	$734	$(1,991)

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Income before income taxes	$57,269	$27,855	$108,161	$60,057
Provision for income taxes	$4,320	$1,959	$8,359	$5,093
Effective tax rate	8%	7%	8%	8%

The income tax provision for the three and six months ended June 29, 2024 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The increase in the Company’s income tax provision for the three and six months ended June 29, 2024 as compared to the three and six months ended July 1, 2023 was primarily due, in each case, to an increase in quarterly earnings, offset by an increase in the excess benefits associated with equity compensation. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the unrealizability of such deferred tax assets is more likely than not. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $13,960 at June 29, 2024 and December 30, 2023.

The Organization for Economic Co-operation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting (“BEPS”) project that would change various aspects of the existing framework under which the Company’s tax obligations are determined in many of the countries in which we operate. As part of the BEPS project, the OECD issued policies aimed to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during the current year, and the remaining rules becoming effective in later periods. At this point in time, the Company does not expect any material tax impact associated with Pillar Two rules in the countries where it operates. As these rules continue to evolve with new legislation and guidance, the Company will continue to monitor and account for the enactment of Pillar Two and the potential impacts such rules may have on its effective tax rate and cash flows in future years.

NOTE 12. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Numerator:
Net income	$52,949	$25,896	$99,802	$54,964
Denominator:
Basic earnings per share - weighted average shares outstanding	49,342	48,976	49,286	48,865
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	332	298	370	310
Diluted earnings per share - weighted average shares outstanding	49,674	49,274	49,656	49,175
Earnings per share:
Basic	$1.07	$0.53	$2.02	$1.12
Diluted	$1.07	$0.53	$2.01	$1.12

NOTE 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 30, 2023	$(8,664)	$765	$(7,899)
Net current period other comprehensive loss	(4,589)	(858)	(5,447)
Balance at June 29, 2024	$(13,253)	$(93)	$(13,346)

	Foreign currency translation adjustments	Net unrealized (losses) gains on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 31, 2022	$(7,115)	$(2,895)	$(10,010)
Net current period other comprehensive (loss) income	(1,908)	1,229	(679)
Balance at July 1, 2023	$(9,023)	$(1,666)	$(10,689)

For the six months ended June 29, 2024 and July 1, 2023, tax effects on net income of amounts recorded in other comprehensive income (loss) were $236 and $(264), respectively.

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

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 29,		July 1,		June 29,		July 1,
	2024		2023		2024		2023
Systems and software	$210,428	87%	$159,353	83%	$405,264	86%	$326,177	84%
Parts	16,788	7%	18,142	10%	36,896	8%	38,565	10%
Services	15,111	6%	13,167	7%	29,012	6%	25,085	6%
Total revenue	$242,327	100%	$190,662	100%	$471,172	100%	$389,827	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Revenue from third parties:
South Korea	$70,705	$37,840	$150,943	$83,313
Taiwan	59,630	31,013	130,733	57,718
China	33,115	41,957	54,110	78,509
Southeast Asia	24,130	25,680	40,207	42,980
United States	18,916	33,237	39,784	73,951
Japan	19,278	13,732	32,613	28,235
Europe	16,553	7,203	22,782	25,121
Total revenue	$242,327	$190,662	$471,172	$389,827

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Six Months Ended
	June 29,	July 1,
	2024	2023
Taiwan Semiconductor Manufacturing Co. Ltd.	23%	13%
Samsung Semiconductor	20%	21%
SK Hynix Inc.	13%	^
^ The customer accounted for less than 10% of total revenue during the period.

One customer’s net accounts receivable balance, Taiwan Semiconductor Manufacturing Co. Ltd. was individually greater than 10% of net accounts receivable at June 29, 2024, approximately 21% of the Company’s total net accounts receivable.

Two customers’ net accounts receivable balances, Taiwan Semiconductor Manufacturing Co. Ltd. and Samsung Semiconductor, were individually greater than 10% of net accounts receivable at December 30, 2023, in the aggregate approximately 29% of the Company’s total net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 15. Share Repurchase Authorization

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200,000 worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital and accumulated earnings. During the three and six month periods ended June 29, 2024, no shares of the Company’s common stock were repurchased under the share repurchase authorization. At June 29, 2024, there was $200,000 available for future share repurchases under this share repurchase authorization.

NOTE 16. Restructuring

From time to time, the Company approves restructuring plans, which include workforce reductions, to streamline operations and align the Company’s cost structure with its business outlook. These restructuring plans may result in charges to cost of goods sold for streamlining of certain manufacturing activities or for inventory write-downs primarily related to the exit of older product lines. Charges to operating expenses primarily include employee severance costs that are paid during the period incurred.

Restructuring expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Cost of goods sold	$703	$—	$1,491	$2,279
Operating expenses	621	1,192	879	3,226
Total restructuring expenses	$1,324	$1,192	$2,370	$5,505

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	June 29,	March 30,
	2024	2024
Revenue	$242,327	$228,846
Gross profit	$128,236	$118,285
Gross profit as a percent of revenue	53%	52%
Total operating expenses	$79,403	$75,547
Net income	$52,949	$46,853
Diluted earnings per share	$1.07	$0.94
•
In the fiscal quarter ended June 29, 2024 (the “June 2024 quarter”), revenue increased 6.0% compared to the fiscal quarter ended March 30, 2024 (the “March 2024 quarter”), primarily due to increases in sales to NAND customers in advanced nodes applications and sales to power and logic customers in specialty devices and advanced packaging. These increases were partially offset by decline in sales to foundry and DRAM customers during the June 2024 quarter.
•
Gross profit as a percentage of revenue in the June 2024 quarter increased by 1% compared to the March 2024 quarter primarily due to increased volume and change in product mix.
•
Operating expenses in the June 2024 quarter increased by 5% compared to the March 2024 quarter primarily due to an increase in compensation cost and restructuring expenses.

Our cash, cash equivalents and marketable securities balance increased to $786.0 million at June 29, 2024, compared to $697.8 million at December 30, 2023. This increase was primarily the result of $122.4 million of cash generated from operating activities, partially offset by cash used for capital expenditures of $19.2 million and $18.0 million for tax payments related to net share settlement of employee stock-based compensation plans. Employee headcount at June 29, 2024 was approximately 1,520.

In 2022 and 2023, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for, and in some cases received, export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have continued to negatively impact our net sales in China for the first and second fiscal quarters of 2024.

For a discussion of the risks related to our business and operations, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three and Six Months Ended June 29, 2024 and July 1, 2023

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $242.3 million increased 27.1% for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023, in which revenue totaled $190.7 million. For the six-month periods ended June 29, 2024 and July 1, 2023, our revenue totaled $471.1 million and $389.8 million, respectively, representing a year-over-year increase of 20.9%

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	June 29,		July 1,		June 29,		July 1,
	2024		2023		2024		2023
Systems and software	$210,428	87%	$159,353	83%	$405,264	86%	$326,177	84%
Parts	16,788	7%	18,142	10%	36,896	8%	38,565	10%
Services	15,111	6%	13,167	7%	29,012	6%	25,085	6%
Total revenue	$242,327	100%	$190,662	100%	$471,172	100%	$389,827	100%

Total systems and software revenue increased $51.1 million and $79.1 million for the three and six months ended June 29, 2024, respectively, as compared to the three and six months ended July 1, 2023, respectively. These increases were primarily due to an increase in shipments of our inspection product lines to foundry and DRAM customers, which was partially offset by a decrease in shipments of our metrology product lines to wafer manufacturing and foundry customers. The increase in total parts and services revenue for the three and six months ended June 29, 2024, as compared to the three and six months ended July 1, 2023, was primarily due to higher factory utilization by several of our customers, resulting in an increase in their spare parts requirements. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Gross profit	$128,236	$100,461	$246,521	$205,436
Gross profit as a percentage of revenue	52.9%	52.7%	52.3%	52.7%

The increase in gross profit as a percentage of revenue for the three month period ended June 29, 2024 as compared to the three month period ended July 1, 2023 was primarily due to increased volume and change in product mix. The decrease in gross profit as a percentage of revenue for the six month period ended June 29, 2024 as compared to the six month period ended July 1, 2023 was also primarily due to product mix.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $27.0 million and $53.6 million for the three and six month periods ended June 29, 2024, respectively, as compared to $27.0 million and $54.3 million for the three and six month periods ended July 1, 2023, respectively. The research and development expenses remained flat for the three month period ended June 29, 2024, as compared to the three month period ended July 1, 2023. The decrease in research and development expenses of $0.7 million for the six month period ended June 29, 2024, as compared to the six month period ended July 1, 2023, was primarily due to decreases in compensation costs of $1.0 million, product development costs of $0.1 million and depreciation and amortization costs of $0.1 million partially offset by increases in travel costs of $0.3 million and outside services costs of $0.3 million.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $19.0 million and $37.3 million for the three and six month periods ended June 29 2024, respectively, compared to $16.0 million and $31.7 million for the three and six month periods ended July 1, 2023, respectively. The increase in sales and marketing expenses of $3.0 million for the three month period ended June 29, 2024, as compared to the three month period ended July 1, 2023, was primarily due to increases in compensations costs of $2.4 million, outside services costs of $0.1 million, production expenses of $0.2 million and travel costs of $0.2 million. The increase in sales and marketing expenses of $5.6 million for the six month period ended June 29, 2024, as compared to the six month period ended July 1, 2023, was primarily due to increases in compensations costs of $5.0 million, outside services costs of $0.3 million, production expenses of $0.2 million and travel costs of $0.1 million.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $20.3 million and $37.8 million for the three and six month periods ended June 29, 2023, respectively, as compared to $18.8 million and $38.0 million for the three and six month periods ended July 1, 2023, respectively. The increase in general and administrative expenses of $1.5 million for the three month period ended June 29, 2024, as compared to the three month period ended July 1, 2023, was primarily due to increases in compensation costs of $0.8 million, outside services costs of $0.3 million and travel costs of $0.3 million. The decrease in general and administrative expenses of $0.2 million for the six month period ended June 29, 2024, as compared to the six month period ended July 1, 2023, was primarily due to decreases in compensation costs of $0.5 million and outside services costs of $0.6 million, partially offset by an increase in depreciation and amortization of $0.9 million.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $13.1 million and $26.2 million for the three and six month periods ended June 29, 2024, respectively, compared to $13.8 million and $27.6 million for the three and six month periods ended July 1, 2023, respectively. The decreases in amortization of identifiable intangible assets of $0.7 million and $1.4 million for the three and six month periods ended June 29, 2024, as compared to the three and six month periods ended July 1, 2023, respectively, were primarily due to certain assets becoming fully amortized.

Interest income, net. Net interest income was $8.5 million and $15.9 million for the three and six month periods ended June 29, 2024, respectively, as compared to $4.8 million and $8.2 million for the three and six month periods ended July 1, 2023, respectively. The increases in net interest income for both the three and six month periods ended June 29, 2024, as compared to the three and six month periods ended July 1, 2023, were due to higher cash and marketable securities balances and higher interest rates during the 2024 period.

Other (expense) income, net. Other expense, net was $0.1 million for the three month period ended June 29, 2024, as compared to $1.7 million for the same period in the prior year. Other income, net was $0.7 million for the six month period ended June 29, 2024, as compared to other expense, net of $2.0 million for the same period in the prior year. The decrease in other expense, net for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, and the shift from net income for the six month period ended June 29, 2024 from net other expenses for the corresponding period of 2023, was primarily due to foreign exchange gains during the 2024 periods.

Income Taxes. We recorded an income tax provision of $4.3 million and $8.4 million for the three and six month periods ended June 29, 2024, respectively, as compared to $2.0 million and $5.1 million for the three and six month periods ended July 1, 2023, respectively. Our effective tax rate of 8% for both the three and six month periods ended June 29, 2024 differs from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 7% and 8% for the three and six month periods ended July 1, 2023, differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following:

	June 29,	December 30,
	2024	2023
Cash and cash equivalents	$172,571	$233,508
Marketable securities	613,461	464,303
Total cash, cash equivalents and marketable securities	$786,032	$697,811

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	June 29,	July 1,
	2024	2023
Cash provided by operating activities	$122,430	$81,755
Cash used in investing activities	$(165,900)	$(22,900)
Cash used in financing activities	$(13,945)	$(8,165)

Operating Activities

Net cash and cash equivalents provided by operating activities for the six months ended June 29, 2024 were $122.4 million. The net cash and cash equivalents provided by operating activities during the six months ended June 29, 2024 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $140.0 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities for the first six months of fiscal 2024 increased compared to the corresponding period in fiscal 2023 primarily due to improved inventory management, higher cash collections and higher investment income.

Our working capital was $1,236.8 million at June 29, 2024 and $1,135.5 million at December 30, 2023.

Investing Activities

Net cash and cash equivalents used in investing activities for the six months ended June 29, 2024 were $165.9 million. During the six months ended June 29, 2024, net cash and cash equivalents used in investing activities included purchases of marketable securities, net proceeds from maturities and sales of marketable securities of $146.7 million and capital expenditures of $19.2 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents used in financing activities for the six months ended June 29, 2024 were $13.9 million. During the six months ended June 29, 2024, financing activities used cash primarily for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $17.9 million, partially offset by proceeds from sales of shares through share-based compensation plans of $4.0 million.

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. During the three and six months ended June 29, 2024, we repurchased no shares of common stock under this repurchase authorization. As of June 29, 2024, there was $200 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. As of June 29, 2024, the available line of credit was $100 million with an available interest rate of 7.1%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 29, 2024. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 29, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our metrology, lithography, wafer and defect inspection systems, as well as artificial intelligence and machine learning systems, and software, including both embedded and application software, and have filed applications for additional patents. Any of our pending patent applications may be rejected, however, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and/or may be invalidated, unenforceable and/or challenged by third parties. Third parties may also design around our patents or copy our patented inventions without our knowledge.

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

From time to time, we may be required to initiate litigation in order to enforce our intellectual property rights or to determine the non-infringement, scope or validity of a third party’s intellectual property rights. Any litigation, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties. There can be no assurance that any patents, copyrights or other intellectual property rights issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. Furthermore, there is no assurance that any litigation we are involved in will yield the result that we seek as (i) the lawsuit may be dismissed or there could be an adverse finding, (ii) we may not be able to pursue the lawsuit due to the laws of the applicable country or (iii) there may be a subsequent unfavorable change in law that limits our ability to pursue the lawsuit. For example, litigation discovery practice in China, Japan, South Korea, continental Europe and Taiwan is not as robust as in the United States, so it can be more difficult to determine if a company is infringing on our patents and more challenging to bring a lawsuit.

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

As part of our business, we store our data and certain data about our customers, vendors and employees in our information technology system. We also rely on our information technology system for business operations. If there is a breach as a result of third-party action, including through the use of artificial intelligence, employee misuse, human error, malfeasance, break-ins or otherwise, of our security measures designed to protect this information and prevent data loss and other security breaches, and someone obtains unauthorized access to our customers’, vendors’ or employees’ data or disrupts our access to our own data and systems, we could face loss of business, regulatory investigations or court orders or damage to our reputation, and we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers.

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

As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our ability to anticipate these techniques or to implement adequate preventative measures is reduced. In addition, third parties have made attempts to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. As a result of any of these events, our or our customers’ and vendors’ information could be accessed or disclosed improperly. In addition, cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders. As discussed herein under the heading “We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions and may result in lower quality and functionality of our products, and exposes us to increased supply chain risks,” cybersecurity incidents affecting our service providers could negatively impact our ability to timely and cost-effectively produce products and/or negatively impact our competitive position in the market. Likewise, cybersecurity events impacting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations and our customer relationships. Any or all of the above issues could negatively affect our ability to attract new customers, cause existing customers to choose to purchase from our competitors, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

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
•
general economic conditions;
•
political changes or uncertainties, including as a result of the upcoming U.S. presidential election, hostilities or natural disasters such as hurricanes and floods;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. There were no repurchases of common stock under this authorization during the three and six months ended June 29, 2024. There was $200 million available for future share repurchases under this share repurchase authorization at June 29, 2024. For further information, see Note 15, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and six months ended June 29, 2024, we withheld 44 thousand and 97 thousand shares through net share settlements. For the three and six month periods ended June 29, 2024, net share settlements cost $8.9 million and $18.0 million, respectively. Please refer to Note 9, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended June 29, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
March 31, 2024 - April 29, 2024	27	$184.97	—	$200,000
April 30, 2024 - May 29, 2024	15	$231.22	—	$200,000
May 30, 2024 - June 29, 2024	2	$221.94	—	$200,000
Three months ended June 29, 2024	44	$202.65	—

[1] Includes shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended June 29, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

10.1*	Onto Innovation Inc. 2020 Stock Plan, as Amended and Restated.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	August 8, 2024	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	August 8, 2024	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer