Form 10-Q
period 2024-09-28
ONTO INNOVATION INC.
filed 2024-10-31
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2024

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

The number of outstanding shares of the Registrant’s Common Stock on October 15, 2024 was 49,391,299.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Revenue	$252,210	$207,185	$723,382	$597,012
Cost of revenue	115,831	100,333	340,482	284,724
Gross profit	136,379	106,852	382,900	312,288
Operating expenses:
Research and development	28,277	26,136	81,876	80,421
Sales and marketing	19,451	14,755	56,746	46,416
General and administrative	22,465	18,131	60,298	56,130
Amortization	13,114	13,824	39,338	41,473
Total operating expenses	83,307	72,846	238,258	224,440
Operating income	53,072	34,006	144,642	87,848
Interest income, net	8,667	5,694	24,524	13,900
Other (expense) income, net	(724)	(1,001)	10	(2,992)
Income before provision for income taxes	61,015	38,699	169,176	98,756
Provision for income taxes	7,964	2,813	16,323	7,906
Net income	$53,051	$35,886	$152,853	$90,850
Earnings per share:
Basic	$1.07	$0.73	$3.10	$1.86
Diluted	$1.07	$0.73	$3.08	$1.84
Weighted average number of shares outstanding:
Basic	49,426	49,043	49,333	48,933
Diluted	49,694	49,401	49,669	49,259

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net income	$53,051	$35,886	$152,853	$90,850
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale marketable securities	2,162	672	1,304	1,901
Change in currency translation adjustments	4,859	(2,761)	270	(4,669)
Total other comprehensive income (loss), net of tax	7,021	(2,089)	1,574	(2,768)
Total comprehensive income	$60,072	$33,797	$154,427	$88,082

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$188,738	$233,508
Marketable securities	666,666	464,303
Accounts receivable, less allowance of $2,613 and $2,659	253,716	226,556
Inventories, net	308,304	327,773
Prepaid expenses and other current assets	40,524	31,127
Total current assets	1,457,948	1,283,267
Property, plant and equipment, net	120,090	103,611
Goodwill	315,811	315,811
Identifiable intangible assets, net	128,086	167,375
Deferred income taxes	34,760	18,836
Other assets	16,670	20,812
Total assets	$2,073,365	$1,909,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,986	$49,869
Accrued liabilities	43,590	42,062
Deferred revenue	26,769	24,763
Other current liabilities	26,391	31,032
Total current liabilities	144,736	147,726
Other non-current liabilities	25,104	25,451
Total liabilities	169,840	173,177
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,274,592	1,262,029
Accumulated other comprehensive loss	(6,325)	(7,899)
Accumulated earnings	635,209	482,356
Total stockholders’ equity	1,903,525	1,736,535
Total liabilities and stockholders’ equity	$2,073,365	$1,909,712

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$152,853	$90,850
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	39,338	41,473
Depreciation	10,818	9,018
Share-based compensation	21,826	19,913
Provision for inventory valuation	5,925	6,111
Deferred income taxes	(15,951)	(21,193)
Other, net	(97)	3,005
Changes in operating assets and liabilities	(25,035)	(38,790)
Net cash and cash equivalents provided by operating activities	189,677	110,387
Cash flows from investing activities:
Purchases of marketable securities	(538,132)	(360,273)
Proceeds from maturities and sales of marketable securities	342,958	314,124
Purchases of property, plant and equipment	(27,277)	(20,110)
Net cash and cash equivalents used in investing activities	(222,451)	(66,259)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(3,197)
Tax payments related to shares withheld for share-based compensation plans	(18,441)	(10,367)
Payment of contingent consideration for acquired business	(737)	(803)
Issuance of shares through share-based compensation plans	9,178	5,285
Net cash and cash equivalents used in financing activities	(10,000)	(9,082)
Effect of exchange rate changes on cash and cash equivalents	(1,996)	(4,333)
Net (decrease) increase in cash and cash equivalents	(44,770)	30,713
Cash and cash equivalents at beginning of period	233,508	175,872
Cash and cash equivalents at end of period	$188,738	$206,585

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$30,232	$28,935

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Net income	—	—	—	—	46,853	46,853
Share-based compensation	—	—	6,486	—	—	6,486
Issuance of shares through share-based compensation plans, net	169	—	4,015	—	—	4,015
Share-based compensation plan withholdings	(53)	—	(9,088)	—	—	(9,088)
Currency translation	—	—	—	(2,593)	—	(2,593)
Unrealized loss on investments	—	—	—	(657)	—	(657)
Balance at March 30, 2024	49,202	$49	$1,263,442	$(11,149)	$529,209	$1,781,551
Net income	—	—	—	—	52,949	52,949
Share-based compensation	—	—	8,244	—	—	8,244
Issuance of shares through share-based compensation plans, net	181	—	—	—	—	—
Share-based compensation plan withholdings	(44)	—	(8,871)	—	—	(8,871)
Currency translation	—	—	—	(1,996)	—	(1,996)
Unrealized loss on investments	—	—	—	(201)	—	(201)
Balance at June 29, 2024	49,339	$49	$1,262,815	$(13,346)	$582,158	$1,831,676
Net income	—	—	—	—	53,051	53,051
Share-based compensation	—	—	7,096	—	—	7,096
Issuance of shares through share-based compensation plans, net	53	—	5,163	—	—	5,163
Share-based compensation plan withholdings	(2)	—	(482)	—	—	(482)
Currency translation	—	—	—	4,859	—	4,859
Unrealized gain on investments	—	—	—	2,162	—	2,162
Balance at September 28, 2024	49,390	$49	$1,274,592	$(6,325)	$635,209	$1,903,525

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Net income	—	—	—	—	29,068	29,068
Share-based compensation	—	—	6,119	—	—	6,119
Issuance of shares through share-based compensation plans, net	225	—	—	—	—	—
Purchases of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Share-based compensation plan withholdings	(62)	—	(6,273)	—	—	(6,273)
Currency translation	—	—	—	1,090	—	1,090
Unrealized gain on investments	—	—	—	1,392	—	1,392
Balance at April 1, 2023	48,801	$49	$1,241,839	$(7,528)	$390,265	$1,624,625
Net income	—	—	—	—	25,896	25,896
Share-based compensation	—	—	7,745	—	—	7,745
Issuance of shares through share-based compensation plans, net	227	—	5,285	—	—	5,285
Share-based compensation plan withholdings	(56)	—	(3,676)	—	—	(3,676)
Currency translation	—	—	—	(2,998)	—	(2,998)
Unrealized loss on investments	—	—	—	(163)	—	(163)
Balance at July 1, 2023	48,972	$49	$1,251,193	$(10,689)	$416,161	$1,656,714
Net income	—	—	—	—	35,886	35,886
Share-based compensation	—	—	6,049	—	—	6,049
Issuance of shares through share-based compensation plans, net	109	—	—	—	—	—
Purchases and retirement of common stock	—	—	—	—	—	—
Share-based compensation plan withholdings	(3)	—	(418)	—	—	(418)
Currency translation	—	—	—	(2,761)	—	(2,761)
Unrealized loss on investments	—	—	—	672	—	672
Balance at September 30, 2023	49,078	$49	$1,256,824	$(12,778)	$452,047	$1,696,142

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percentages)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three and nine months ended September 28, 2024 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission on February 26, 2024. The accompanying Condensed Consolidated Balance Sheet at December 30, 2023 has been derived from the audited consolidated financial statements included in the 2023 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending December 28, 2024 (“fiscal year 2024”) is a 52-week fiscal year. The first quarter of the Company’s fiscal year 2024 ended on March 30, 2024, the second quarter ended on June 29, 2024 and the third quarter ended on September 28, 2024. Our fiscal year ended December 30, 2023 was a 52-week fiscal year. The third quarter of the fiscal year ended December 30, 2023 ended on September 30, 2023.

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

Adoption of Accounting Standards

Recently Adopted or Effective

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 28, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, that are of significance, or potential significance, to the Company.

Updates Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment including information about the reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard in fiscal year 2024 for the annual reporting period ending December 28, 2024, with retrospective disclosure of prior periods presented. The Company expects there will be no material impact on its Consolidated Financial Statements from the adoption of ASU 2023-07.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 28, 2024 and December 30, 2023:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	September 28, 2024	December 30, 2023
Assets:
Available-for-sale debt securities:
Government notes and bonds	$287,509	$195,800
Certificates of deposit	75,435	67,467
Commercial paper	157,915	99,635
Corporate bonds	145,807	101,401
Total assets	$666,666	$464,303
Liabilities:
Foreign currency forward contracts	$605	$1,370
Total liabilities	$605	$1,370

Available-for-sale debt securities classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Investment prices are obtained from third-party pricing providers, which model prices utilizing the above observable inputs, for each asset class.

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 3. Marketable Securities

At September 28, 2024 and December 30, 2023, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 28, 2024
Government notes and bonds	$286,447	$1,064	$2	$287,509
Certificates of deposit	75,320	115	—	75,435
Commercial paper	157,641	278	4	157,915
Corporate bonds	145,028	788	9	145,807
Total marketable securities	$664,436	$2,245	$15	$666,666
December 30, 2023
Government notes and bonds	$195,733	$393	$326	$195,800
Certificates of deposit	67,377	93	3	67,467
Commercial paper	99,591	54	10	99,635
Corporate bonds	101,146	391	136	101,401
Total marketable securities	$463,847	$931	$475	$464,303

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at September 28, 2024 and December 30, 2023:

	September 28, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$481,132	$482,238	$331,136	$330,937
Due after one through five years	135,329	136,453	132,711	133,366
Due after five through ten years	235	235	—	—
Due after ten years	47,740	47,740	—	—
Total marketable securities	$664,436	$666,666	$463,847	$464,303

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.” Gross realized gains and losses on available-for-sale securities are included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations and were not material during the three and nine months ended September 28, 2024 and September 30, 2023. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at September 28, 2024 and December 30, 2023 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at September 28, 2024 and December 30, 2023:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 28, 2024
Government notes and bonds	$12,439	$1	$1,996	$1
Certificates of deposit	4,360	—	—	—
Commercial paper	20,624	4	—	—
Corporate bonds	16,930	7	6,700	2
Total	$54,353	$12	$8,696	$3
December 30, 2023
Government notes and bonds	$82,776	$325	$180	$1
Certificates of deposit	11,839	3	—	—
Commercial paper	20,121	10	—	—
Corporate bonds	20,268	103	5,999	33
Total	$135,004	$441	$6,179	$34

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 28, 2024 and December 30, 2023, these contracts were denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars, and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024	December 30, 2023
Notional amount	$53,614	$51,551
Fair value of liability	$(605)	$(1,370)

NOTE 5. Purchased Intangible Assets

Intangible Assets

Purchased intangible assets as of September 28, 2024 and December 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 28, 2024
Finite-lived intangibles:
Developed technology	$378,246	$289,357	$88,889
Customer and distributor relationships	73,321	38,223	35,098
Trademarks and trade names	14,171	10,072	4,099
Total identifiable intangible assets	$465,738	$337,652	$128,086
December 30, 2023
Finite-lived intangibles:
Developed technology	$378,197	$254,350	$123,847
Customer and distributor relationships	73,321	34,782	38,539
Trademarks and trade names	14,171	9,182	4,989
Total identifiable intangible assets	$465,689	$298,314	$167,375

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Fiscal Year:	Expense
2024 (remainder)	$9,849
2025	32,587
2026	31,394
2027	23,173
2028	12,288
2029	5,038
Thereafter	13,757
Total	$128,086

NOTE 6. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	September 28, 2024	December 30, 2023
Materials	$202,934	$234,471
Work-in-process	81,845	67,816
Finished goods	23,525	25,486
Total inventories, net	$308,304	$327,773

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 28, 2024	December 30, 2023
Machinery and equipment	$83,006	$69,828
Land and building	46,583	47,889
Computer equipment and software	30,348	17,790
Leasehold improvements	23,902	22,089
Furniture and fixtures	3,985	3,921
	187,824	161,517
Accumulated depreciation	(67,734)	(57,906)
Total property, plant and equipment, net	$120,090	$103,611

Other assets

Other assets are comprised of the following:

	September 28, 2024	December 30, 2023
Operating lease right-of-use assets	$15,021	$18,360
Other	1,649	2,452
Total other assets	$16,670	$20,812

Accrued liabilities

Accrued liabilities are comprised of the following:

	September 28, 2024	December 30, 2023
Payroll and related expenses	$34,050	$33,052
Warranty	9,483	8,934
Other	57	76
Total accrued liabilities	$43,590	$42,062

Other current liabilities

Other current liabilities are comprised of the following:

	September 28, 2024	December 30, 2023
Customer deposits	$5,951	$9,972
Current operating lease obligations	5,458	5,494
Income tax payable	4,463	3,210
Accrued professional fees	815	1,751
Other accrued taxes	6,096	3,570
Other	3,608	7,035
Total other current liabilities	$26,391	$31,032

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	September 28, 2024	December 30, 2023
Non-current operating lease obligations	$10,940	$14,027
Unrecognized tax benefits (including interest)	8,839	7,358
Deferred revenue	3,197	2,462
Other	2,128	1,604
Total other non-current liabilities	$25,104	$25,451

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Balance, beginning of the period	$9,380	$11,830
Accruals	8,756	6,670
Usage	(7,998)	(9,311)
Balance, end of the period	$10,138	$9,189

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

Line of Credit

The Company has a credit agreement with a bank that provides for a variable-rate line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. The available line of credit as of September 28, 2024 was $100 million with an available interest rate of 6.6%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Point-in-time	$237,935	$194,375	$679,517	$559,074
Over-time	14,275	12,810	43,865	37,938
Total revenue	$252,210	$207,185	$723,382	$597,012

See Note 14 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, these amounts are recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 28, 2024 and December 30, 2023, the Company carried a long-term deferred revenue balance of $3,197 and $2,462, respectively.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Balance, beginning of the period	$31,281	$27,256	$27,225	$33,014
Deferral of revenue	15,926	17,749	50,601	52,039
Recognition of current year deferred revenue	(13,173)	(13,407)	(33,416)	(36,542)
Recognition of prior period deferred revenue	(4,068)	(4,867)	(14,444)	(21,780)
Balance, end of the period	$29,966	$26,731	$29,966	$26,731

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the nine months ended September 28, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2023	584	$85.41
Granted	163	$192.34
Vested	(320)	$81.12
Forfeited	(13)	$98.60
Nonvested at September 28, 2024	414	$130.34

Of the 414 nonvested shares outstanding at September 28, 2024, 332 are service-based RSUs and 82 are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2024 and 2023 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $251.51 and $100.79, respectively.

As of September 28, 2024 and December 30, 2023, there was $34,231 and $26,559 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 1.4 years following both September 28, 2024 and December 30, 2023, respectively.

NOTE 10. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Foreign currency exchange losses, net	$(704)	$(1,009)	$(115)	$(3,116)
Other	(20)	8	125	124
Total other (expense) income, net	$(724)	$(1,001)	$10	$(2,992)

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Income before income taxes	$61,015	$38,699	$169,176	$98,756
Provision for income taxes	$7,964	$2,813	$16,323	$7,906
Effective tax rate	13%	7%	10%	8%

The income tax provision for the three and nine months ended September 28, 2024 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The increase in the Company’s income tax provision for the three and nine months ended September 28, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due, in each case, to an increase in quarterly earnings, partially offset by an increase in the excess benefits associated with equity compensation. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the unrealizability of such deferred tax assets is more likely than not. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $13,960 at September 28, 2024 and December 30, 2023.

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

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Numerator:
Net income	$53,051	$35,886	$152,853	$90,850
Denominator:
Basic earnings per share - weighted average shares outstanding	49,426	49,043	49,333	48,933
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	268	358	336	326
Diluted earnings per share - weighted average shares outstanding	49,694	49,401	49,669	49,259
Earnings per share:
Basic	$1.07	$0.73	$3.10	$1.86
Diluted	$1.07	$0.73	$3.08	$1.84

NOTE 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 30, 2023	$(8,664)	$765	$(7,899)
Net current period other comprehensive income	270	1,304	1,574
Balance at September 28, 2024	$(8,394)	$2,069	$(6,325)

	Foreign currency translation adjustments	Net unrealized (losses) gains on available-for-sale marketable securities	Accumulated other comprehensive loss
Balance at December 31, 2022	$(7,115)	$(2,895)	$(10,010)
Net current period other comprehensive (loss) income	(4,669)	1,901	(2,768)
Balance at September 30, 2023	$(11,784)	$(994)	$(12,778)

For the nine months ended September 28, 2024 and September 30, 2023, tax effects on net income of amounts recorded in other comprehensive income (loss) were $358 and $407, respectively.

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 28,		September 30,		September 28,		September 30,
	2024		2023		2024		2023
Systems and software	$217,135	86%	$169,346	82%	$622,400	86%	$495,523	83%
Parts	19,995	8%	20,100	10%	56,890	8%	58,665	10%
Services	15,080	6%	17,739	8%	44,092	6%	42,824	7%
Total revenue	$252,210	100%	$207,185	100%	$723,382	100%	$597,012	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Revenue from third parties:
South Korea	$77,014	$38,892	$227,958	$122,205
Taiwan	78,273	28,084	209,006	85,802
China	32,112	29,785	86,222	108,294
United States	21,979	29,805	61,763	103,756
Southeast Asia	15,589	25,060	55,796	68,040
Japan	12,559	32,597	45,172	60,832
Europe	14,684	22,962	37,465	48,083
Total revenue	$252,210	$207,185	$723,382	$597,012

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Customer A	20%	11%
Customer B	19%	20%
Customer C	13%	^
^ The customer accounted for less than 10% of total revenue during the period.

Three customers’ net accounts receivable balances, were individually greater than 10% of net accounts receivable at September 28, 2024, representing, in the aggregate approximately 43% of the Company’s total net accounts receivable.

Two customers’ net accounts receivable balances, were individually greater than 10% of net accounts receivable at December 30, 2023, representing, in the aggregate approximately 29% of the Company’s total net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 15. Share Repurchase Authorization

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital and accumulated earnings. During the three and nine months ended September 28, 2024, no shares of the Company’s common stock were repurchased under the share repurchase authorization. At September 28, 2024, there was $200 million available for future share repurchases under this share repurchase authorization.

NOTE 16. Restructuring

From time to time, the Company approves restructuring plans, which include workforce reductions, to streamline operations and align the Company’s cost structure with its business outlook. These restructuring plans may result in charges to cost of goods sold for streamlining of certain manufacturing activities or for inventory write-downs primarily related to the exit of older product lines. Charges to operating expenses primarily include employee severance costs that are paid during the period incurred and charges for streamlining of certain operating activities.

Restructuring expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Cost of goods sold	$1,084	$—	$2,575	$2,279
Operating expenses	2,167	—	3,046	3,226
Total restructuring expenses	$3,251	$—	$5,621	$5,505

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except per share and percent data):

	Three Months Ended
	September 28,	June 29,
	2024	2024
Revenue	$252,210	$242,327
Gross profit	$136,379	$128,236
Gross profit as a percent of revenue	54%	53%
Total operating expenses	$83,307	$79,403
Net income	$53,051	$52,949
Diluted earnings per share	$1.07	$1.07
•
In the fiscal quarter ended September 28, 2024 (the “September 2024 quarter”), revenue increased 4.1% compared to the fiscal quarter ended June 29, 2024 (the “June 2024 quarter”), primarily due to increases in sales to NAND and DRAM customers in advanced nodes applications and sales to DRAM customers in specialty devices and advanced packaging. These increases were partially offset by decline in sales to foundry customers during the September 2024 quarter.
•
Gross profit as a percentage of revenue in the September 2024 quarter increased by 1% compared to the June 2024 quarter primarily due to increased volume and change in product mix.
•
Operating expenses in the September 2024 quarter increased by 4.9% compared to the June 2024 quarter primarily due to an increase in restructuring expenses, research and development project costs, and compensation cost.

Our cash, cash equivalents and marketable securities balance increased to $855.4 million at September 28, 2024, compared to $697.8 million at December 30, 2023. This increase was primarily the result of $189.7 million of cash generated from operating activities, and $9.2 million of cash from issuance of shares through share-based compensation plans, partially offset by cash used for capital expenditures of $27.3 million and $18.4 million for tax payments related to net share settlement of employee stock-based compensation plans. Employee headcount at September 28, 2024 was approximately 1,518.

In 2022 and 2023, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for, and in some cases received, export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have continued to negatively impact our net sales in China for the first, second, and third fiscal quarters of 2024.

For a discussion of the risks related to our business and operations, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 28, 2024 and September 30, 2023

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $252.2 million increased 21.7% for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023, in which revenue totaled $207.2 million. For the nine months ended September 28, 2024 and September 30, 2023, our revenue totaled $723.4 million and $597.0 million, respectively, representing a year-over-year increase of 21.2%

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 28,		September 30,		September 28,		September 30,
	2024		2023		2024		2023
Systems and software	$217,135	86%	$169,346	82%	$622,400	86%	$495,523	83%
Parts	19,995	8%	20,100	10%	56,890	8%	58,665	10%
Services	15,080	6%	17,739	8%	44,092	6%	42,824	7%
Total revenue	$252,210	100%	$207,185	100%	$723,382	100%	$597,012	100%

Total systems and software revenue increased $47.8 million and $126.9 million for the three and nine months ended September 28, 2024, respectively, as compared to the three and nine months ended September 30, 2023, respectively. The increases for the three months ended September 28, 2024 were primarily due to an increase in shipments of our inspection and metrology product lines to DRAM and NAND customers, which was partially offset by a decrease in shipments of our lithography product lines to OSAT customers. The increases for the nine months ended September 28, 2024 were primarily due to an increase in shipments of our inspection product lines to DRAM and foundry customers, which was partially offset by a decrease in shipments of our metrology and lithography product lines. The decrease in total parts and services revenue for the three and nine months ended September 28, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to lower demand by several of our customers, resulting in a decline in their spare parts requirements. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

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

The following table lists, for the periods indicated, our gross profit in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Gross profit	$136,379	$106,852	$382,900	$312,288
Gross profit as a percentage of revenue	54.1%	51.6%	52.9%	52.3%

The increase in gross profit as a percentage of revenue for the three and nine months ended September 28, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to increased volume and change in product mix.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $28.3 million and $81.9 million for the three and nine month periods ended September 28, 2024, respectively, as compared to $26.1 million and $80.4 million for the three and nine month periods ended September 30, 2023, respectively. The increase in research and development expenses of $2.2 million for the three month period ended September 28, 2024, as compared to the three month period ended September 30, 2023 was primarily due to increases in compensation costs of $1.7 million, product development costs of $0.2 million, travel costs of $0.2 million and depreciation and amortization costs of $0.1 million. The increase in research and development expenses of $1.5 million for the nine month period ended September 28, 2024, as compared to the nine month period ended September 30, 2023, was primarily due to increases in compensation costs of $0.7 million, travel costs of $0.5 million and outside service costs of $0.3 million.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $19.5 million and $56.7 million for the three and nine month periods ended September 28, 2024, respectively, compared to $14.8 million and $46.4 million for the three and nine month periods ended September 30, 2023, respectively. The increase in sales and marketing expenses of $4.7 million for the three month period ended September 28, 2024, as compared to the three month period ended September 30, 2023, was primarily due to increases in compensations costs of $4.3 million, travel costs of $0.3 million and freight and duty costs of $0.1 million. The increase in sales and marketing expenses of $10.3 million for the nine month period ended September 28, 2024, as compared to the nine month period ended September 30, 2023, was primarily due to increases in compensations costs of $9.4 million, travel costs of $0.4 million, sales and marketing costs of $0.3 million, outside services costs of $0.1 million and freight and duty costs of $0.1 million.

•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $22.5 million and $60.3 million for the three and nine month periods ended September 28, 2024, respectively, as compared to $18.1 million and $56.1 million for the three and nine month periods ended September 30, 2023, respectively. The increase in general and administrative expenses of $4.4 million for the three month period ended September 28, 2024, as compared to the three month period ended September 30, 2023, was primarily due to increases in compensation costs of $3.7 million, other office expense costs of $0.6 million, and travel costs of $0.1 million. The increase in general and administrative expenses of $4.2 million for the nine month period ended September 28, 2024, as compared to the nine month period ended September 30, 2023, was primarily due to increases in compensation costs of $2.6 million, depreciation and amortization of $1.3 million, travel costs of $0.6 million and other office expense costs of $0.4 million, partially offset by an decrease in outside services costs of $0.7 million.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $13.1 million and $39.3 million for the three and nine month periods ended September 28, 2024, respectively, compared to $13.8 million and $41.5 million for the three and nine month periods ended September 30, 2023, respectively. The decreases in amortization of identifiable intangible assets of $0.7 million and $2.2 million for the three and nine month periods ended September 28, 2024, as compared to the three and nine month periods ended September 30, 2023, respectively, were primarily due to certain assets becoming fully amortized.

Interest income, net. Net interest income was $8.7 million and $24.5 million for the three and nine month periods ended September 28, 2024, respectively, as compared to $5.7 million and $13.9 million for the three and nine month periods ended September 30, 2023, respectively. The increases in net interest income for both the three and nine month periods ended September 28, 2024, as compared to the three and nine month periods ended September 30, 2023, were due to higher cash and marketable securities balances and higher interest rates during the 2024 period.

Other (expense) income, net. Other expense, net was $0.7 million for the three month period ended September 28, 2024, as compared to $1.0 million for the same period in the prior year. Other income, net was $10 thousand for the nine month period ended September 28, 2024, as compared to other expense, net of $3.0 million for the same period in the prior year. Decreases in foreign exchange losses, net during all of the comparative periods presented were the primary drivers in the period over period changes.

Income Taxes. We recorded an income tax provision of $8.0 million and $16.3 million for the three and nine month periods ended September 28, 2024, respectively, as compared to $2.8 million and $7.9 million for the three and nine month periods ended September 30, 2023, respectively. Our effective tax rates of 13% and 10% for the three and nine month periods ended September 28, 2024 respectively, differ from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 7% and 8% for the three and nine month periods ended September 30, 2023, respectively, differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following in dollars (thousands) for the periods indicated:

	September 28,	December 30,
	2024	2023
Cash and cash equivalents	$188,738	$233,508
Marketable securities	666,666	464,303
Total cash, cash equivalents and marketable securities	$855,404	$697,811

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows in dollars (thousands) for the periods indicated:

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Cash provided by operating activities	$189,677	$110,387
Cash used in investing activities	$(222,451)	$(66,259)
Cash used in financing activities	$(10,000)	$(9,082)

Operating Activities

Net cash and cash equivalents provided by operating activities for the nine months ended September 28, 2024 were $189.7 million. The net cash and cash equivalents provided by operating activities during the nine months ended September 28, 2024 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $214.7 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities for the first nine months of fiscal 2024 increased compared to the corresponding period in fiscal 2023 primarily due to improved inventory management, higher cash collections and higher investment income.

Our working capital was $1,313.2 million at September 28, 2024 and $1,135.5 million at December 30, 2023.

Investing Activities

Net cash and cash equivalents used in investing activities for the nine months ended September 28, 2024 were $222.5 million. During the nine months ended September 28, 2024, net cash and cash equivalents used in investing activities included purchases of marketable securities of $538.1 million and capital expenditures of $27.3 million, partially offset by proceeds from maturities and sales of marketable securities of $343.0 million .

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents used in financing activities for the nine months ended September 28, 2024 were $10 million. During the nine months ended September 28, 2024, financing activities used cash primarily for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $18.4 million, partially offset by proceeds from sales of shares through share-based compensation plans of $9.2 million.

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. During the three and nine months ended September 28, 2024, we repurchased no shares of common stock under this repurchase authorization. As of September 28, 2024, there was $200 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a variable-rate line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. As of September 28, 2024, the available line of credit was $100 million with an available interest rate of 6.6%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 28, 2024. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 28, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. There were no repurchases of common stock under this authorization during the three and nine months ended September 28, 2024. There was $200 million available for future share repurchases under this share repurchase authorization at September 28, 2024. For further information, see Note 15, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and nine months ended September 28, 2024, we withheld 2 thousand and 99 thousand shares through net share settlements. For the three and nine months ended September 28, 2024, net share settlements cost $0.5 million and $18.4 million, respectively. Please refer to Note 9, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended September 28, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
June 30, 2024 - July 29, 2024	1	$207.39	—	$200,000
July 29, 2024 - August 29, 2024	—	$—	—	$200,000
August 29, 2024 - September 28,2024	1	$201.80	—	$200,000
Three months ended September 28, 2024	2	$201.82	—

[1] Includes shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended September 28, 2024, the following officers, as defined in Rule 16a-1(f) under the Exchange Act, as amended, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 16, 2024, Mark R. Slicer, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,100 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On August 26, 2024, Michael P. Plisinski, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 152,267 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On September 11, 2024, Srinivas Vedula, the Company’s Senior Vice President of Customer Success, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of (i) up to 827 shares of our common stock and (ii) up to 100% of the shares of our common stock issued upon the settlement of 1,847 outstanding RSUs, less the number of shares traded to cover tax withholding obligations in connection with the vesting and settlement of such RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 11, 2025, or earlier if all transactions under the trading arrangement are completed.

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

Onto Innovation Inc.

Date:	October 31, 2024	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	October 31, 2024	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer