Form 10-K
period 2024-12-28
ONTO INNOVATION INC.
filed 2025-02-25
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2024

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $10,757,963,994 based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2024.

The number of shares of the registrant’s Common Stock outstanding as of February 3, 2025 was 49,270,256.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 21, 2025.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”), or incorporated by reference in this Form 10-K, of Onto Innovation Inc. (referred to in this Form 10-K, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”) are “forward-looking statements” or are based on “forward-looking statements,” including, but not limited to, those concerning:

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

PART I

Item 1. Business.

General

Onto Innovation® is a worldwide leader in the design, development, manufacture and support of metrology and inspection tools for the semiconductor industry, including process control tools that perform optical metrology and inspection on patterned and unpatterned wafers, including macro defect inspection of both 2D and 3D wafer features, wafer substrate and panel substrate lithography systems, and process control analytical software. Our products are primarily used by silicon wafer manufacturers, semiconductor integrated circuit (“IC”) fabricators, and advanced packaging manufacturers operating in the semiconductor market. Our products are also used for process control in a number of other specialty device manufacturing markets, including light emitting diodes (“LED”), vertical-cavity surface-emitting lasers (“VCSEL”), micro-electromechanical systems (“MEMS”), CMOS image sensors (“CIS”), silicon and compound semiconductor (SiC and GaN) power devices, analog devices, RF filters, data storage, and certain industrial and scientific applications.

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

Industry Background

We participate in the sale, design, manufacture, marketing and support of process control systems across all major segments of the semiconductor industry for optical critical dimension (“OCD”) metrology, thin film metrology, silicon wafer inspection, including 2D and 3D macro inspection and lithography tools for advanced packaging and advanced analytical software for semiconductor manufacturing as well as inspection systems for certain industrial applications and scientific research. Our principal market is semiconductor capital equipment. Semiconductors packaged as ICs, or “chips”, are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields. Our end customers manufacture many types of ICs for a multitude of applications, each having unique manufacturing challenges. This includes ICs to enable information processing and management (logic ICs), memory storage (NAND, 3D-NAND, and DRAM), analog devices (e.g., Wi-Fi and 5G radio ICs, power devices), MEMS sensor devices (accelerometers, pressure sensors, microphones), CMOS image sensors, and other specialty end markets including components for hard disk drives, LEDs, and power management devices.

Markets

Advanced Nodes. “Advanced nodes” refers to leading-edge ICs where the sizes of transistors and other features continue to shrink. Advanced nodes are associated with transistor dimensions less than 10 nanometers (nm), with the most advanced logic devices now in production using 3nm and soon 2nm transistor dimensions. Our metrology systems used to measure and characterize these small features are generally purchased when a customer is beginning development at a new, smaller node, in order to set up and test new manufacturing equipment being installed for production at the new node. Our process control/metrology equipment is generally installed prior to the installation of the actual process equipment for that reason. Additional process control equipment is normally purchased when the initial process yields have been stabilized and more manufacturing capacity is required to meet production demands. Therefore, our sales to customers for advanced nodes is generally higher when manufacturing lines for new nodes are being established and may not represent continuous sales revenue until our initial systems reach high levels of utilization driven by the need for greater capacity.

The growth in artificial intelligence (AI) based applications has generated significant demand and new technology requirements in the advanced node segment, including for both logic and memory devices. Demand for our products also continues to be driven by our customers’ desire for higher overall chip performance enabled by a greater number of transistors per square millimeter, while improving power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The primary path for performance gains is geometric scaling, known as node shrinks, or scaling of transistor dimensions. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption. To scale NAND memory, for example, a 3D layered architecture has been implemented for several customers with more than 150 storage cell layers for devices in production. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products such as the Atlas® product line, which is capable of measuring advanced nodes as certain features shrink beyond 7nm, to 5nm, 3nm and in the most advanced of cases, 2 nm or less.

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

Advanced Packaging. “Advanced packaging” refers to a variety of technologies on either wafer or panel level substrates (or both) that enable the miniaturization of electronic products, such as smartphones, watches, and tablets. Historically, IC packaging refers to the final stage of semiconductor device fabrication, in which a single circuit made from semiconducting material (a die or chip) is encased in a molded package using small wires to provide connections to a carrier that can be soldered to a printed circuit board and also prevents physical damage and corrosion to the chip.  Advanced packaging refers loosely to the multi-layer conductors and chip structures (other than wires) that often interconnect multiple die, feed them with electric power and create signal paths to and from the Printed Circuit (“PC”) board, dissipate their heat, and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before to combine multiple chips and functions into a single molded package.

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

Our inspection systems and software are used for process control and detection of potential reliability failures in nearly all of these packages. Inspection rates for advanced packages are high throughout the assembly process to avoid a single defective chip from being assembled into a relatively expensive package. Thus, unlike the cyclical nature of our metrology equipment associated with node shrinks, our sales revenue for advanced packaging is generally driven by assembly volumes. Recently, the growth in AI applications has generated significant demand and new technology requirements in the advanced packaging segment at both the wafer process and panel process levels.

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

Opaque Film Metrology. The MetaPULSE® and EchoTM systems allow customers to simultaneously measure the thickness and other properties of up to six metal or non-metallic opaque film layers without physically contacting product wafers. PULSETM technology uses an ultra-fast laser to generate acoustic waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, as well as the hard mask layer in 3D-NAND chips, sending back to the surface a reflected signal (echo) that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can measure opaque thin-film stacks non-destructively with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE and Echo systems, used for fast and accurate measurements of metal interconnect in front-end wafer fabs, have now been chosen by back-end manufacturers to perform system measurements in new process applications such as RF filters and modules, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.

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

Customers

Over 240 customers purchased Onto Innovation tools or software in 2024. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in over 24 countries. The following table shows the revenue concentration at our top customers for the respective fiscal years:

Year Ended
Customer	December 28, 2024	December 30, 2023	December 31, 2022
Customer A	*	*	*
Customer B	*	*	*
Customer C	*	^	*

* Total customer revenue was 10% or more of total revenue.
^ Total customer revenue was less than 10% of total revenue.

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

Manufacturing

Our manufacturing operations are in: Milpitas, California; Tucson, Arizona; Wilmington, Massachusetts; Bloomington, Minnesota; and at various contract manufacturers around the world. It is our strategy to outsource the assemblies that do not contain elements that we believe lead to a direct competitive advantage. Most of our automated and integrated products are currently manufactured at our Milpitas and Bloomington facilities. We currently do not expect our manufacturing operations to require additional major investments in capital equipment in the near term.

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

Intellectual Property

We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. As a result, we have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 28, 2024, we have been granted, or hold exclusive licenses to, 408 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2025 to 2043. We also have 240 pending patent applications in the United States and other countries. Our patents and patent applications principally cover various aspects of metrology, macro-defect detection and classification, altered material characterization, lithography techniques, automation, artificial intelligence, and machine learning.

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

Human Capital and Talent

As of December 28, 2024, we had approximately 1,551 staff globally, 370 in research and development, 266 in operations, 209 in administration and 706 in sales, applications and service support. A large percentage of our employees have technical backgrounds and undergraduate and/or advanced degrees. Many of our employees have specialized skills and experience that are of value to our business, products and services. Our future success will depend, in large part, upon our ability to attract, motivate and retain our highly skilled, technical, operational and managerial team members, who are in great demand in our industry and business communities.

Approximately 56% of our employees are located in the United States, 39% in Asia Pacific and 5% in Europe. None of our employees are represented by a union and we have never experienced a work stoppage because of union actions. We consider our employee relations to be favorable.

Purpose and Culture. All of our employees are expected to uphold the following core values which are foundational to our culture:

•
Passion – ownership, pride and caring in our work
•
Integrity – honesty, dependability, ethicality and accountability
•
Collaboration – working together toward a common goal
•
Results – meeting and exceeding goals, focusing on innovation and growth

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

Corporate Social Responsibility

Our stakeholders are essential to our business – shareholders, customers, suppliers, employees, communities as well as the environment and society. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong sustainability practices. Actions we have taken in pursuit of these commitments include the following environmental and social programs:

•
Demanded excellence in our environmental performance.
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
•
Committed to Responsible Business Alliance (RBA) Code of Conduct and humane treatment of all at Onto Innovation both upstream and downstream. We have established policies and practices to ensure that: working conditions are safe; workers are treated with respect and dignity; and manufacturing processes are environmentally responsible.
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
•
Export regulations.

Our compliance with export regulations has negatively impacted our ability to compete for the business of domestic customers in China, which has adversely affected our results of operations. For additional discussion of the impact of trade policies and export regulations on our competitive position, see “Part I, Item IA - Risk Factors - Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, and our results of operations.” We expect that the new U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the prior administration, which may impact agency rulemaking and enforcement priorities, which could, in turn, have a material effect on our business.

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

We also make available, free of charge, through our investor relations website at https://investors.ontoinnovation.com, our corporate governance guidelines, Code of Business Conduct and Ethics, charters of the committees of our Board of Directors, and other information and materials, including information about how to contact our Board of Directors.

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
•
We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.

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

Risks Related to Our International Operations

•
Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions which has adversely affected and may continue to adversely affect our, business, financial condition and results of operations.
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

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. Deterioration in the tariff environment such as discussed herein under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our, business, financial condition and results of operations,” political instability or changes in suppliers may cause our costs to increase and, if we are not able to offset the increased costs by charging higher sales prices, will cause a decline in our margins. To improve margins on our products, we would need to negotiate price reductions with our vendors. But we cannot be certain that we will be able to do so in a timely manner, or at all. Failure to achieve the desired level of cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages, high inflation rates, and cost increases attributable to the effects of geopolitical events, such as the Russia-Ukraine conflict. In addition, we source components for certain of our tools from a supplier in Israel. If the conflict in Israel and Gaza and the surrounding area escalates, it could disrupt our supply chain, resulting in a material adverse impact on our business.

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

The expansion of high technology companies worldwide and growth in the demand for semiconductors have increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in some of the markets in which we operate is especially intense due to continued increases in the number of technology companies worldwide. In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and share-based compensation. If the anticipated value of our share-based incentive awards does not materialize so that they cease to be viewed as valuable, if our profits decrease, or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

Any prolonged disruption in the operations of our manufacturing facilities could have a material adverse effect on our revenue.

We produce the majority of our systems in our manufacturing facilities in the following locations: Wilmington, Massachusetts; Milpitas, California; Tucson, Arizona; and Bloomington, Minnesota. We also use contract manufacturers in China, Japan and the United States. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. Restrictions on our access to or operation of manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

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

We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.

We are in the process of completing a multi-year implementation of a complex new enterprise resource planning (“ERP”) system. ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our metrology, lithography, wafer and defect inspection systems, as well as artificial intelligence and machine learning systems, and software, including both embedded and application software, and have filed applications for additional patents. Any of our pending patent applications may be rejected, however, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and/or may be invalidated, rendered unenforceable and/or challenged by third parties. Third parties may also design around our patents or copy our patented inventions without our knowledge.

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

Compliance with data protection laws may be costly and may impede development of new products, and any failure to comply with, or inquiries under, these laws could have a material adverse effect on our business, results of operations, and financial condition.

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

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA, Nova, Camtek, Ushio, Canon, GigaVis Co. Ltd. and PDF Solutions. Each of our products also competes with products that use different metrology, inspection or lithography techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

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

The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes, tariffs, trade retaliation, or other restrictions imposed by their governments on trade with U.S. companies such as ourselves, particularly with respect to the ongoing tensions between the United States and China.

Additionally, over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, the U.S. Department of Commerce (“DoC”) has imposed export controls on the transfer of certain U.S. products and technologies to “military end users” in China, as well as restrictions on the transfer of U.S. products to certain companies, including Huawei Technologies Co., Ltd., and its affiliates. Most recently, in 2022, the DoC imposed new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. In 2022, the DoC also added a number of companies in China to the Unverified List and Entity List of the Export Administration Regulations (“EAR”), including Yangtze Memory Technologies Co., Ltd (YMTC). In October 2023, as well as 2024 and early 2025, the DoC revised and expanded the 2022 export controls.

The effect of these changes, among others, is that Onto Innovation is required to conduct additional end-use diligence and in some instances obtain export licenses before providing products to certain customers. There can be no assurance that export licenses applied for by us or our customers will be granted in a timely manner or at all. We have experienced and may continue to experience a temporary loss of revenues while we are obtaining licenses with certain customers affected by export controls. Failure to obtain any required license could result in a reduction of anticipated revenues until we are able to replace unlicensed orders with other customer orders for which a license has been obtained or is not required, and there can be no assurance that replacement orders will be obtained on favorable terms, in a timely manner, or at all. In addition, any licenses that are granted to us or to our customers may have a short duration or require us to satisfy various conditions, and it is possible that licenses that have been granted may be revoked or we may not be successful in obtaining reissuance of such licenses upon their expiration or in the event modifications are required to a previously issued license. Any of these occurrences could have a material adverse effect on our revenues, business, financial condition and results of operations. Further, we hold inventory of products that may be affected by these recent U.S. government actions, including potential order cancellations. If the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals also put us at a disadvantage relative to our non-U.S. competitors who may not be required to comply with U.S. export controls. This difficulty and uncertainty has adversely affected our ability to compete for and win business from domestic customers in China.

It is possible that the U.S. government will impose additional export controls on our products or systems, which could lead to further revenue losses. For example, it remains uncertain what changes, if any, the new U.S. presidential administration will make with respect to U.S. export control policy. Any such changes could result in additional restrictions on our ability to sell products to customers in China and other jurisdictions. Foreign customers affected by current or future U.S. government sanctions, controls or threats of sanctions or controls may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products (who are not subject to the same export controls and can fulfill the orders). In addition, these export controls may also reduce overall global demand for our customers’ products or for other products produced or manufactured in the U.S. or based on U.S. technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. Increased restrictions on China exports may also lead to regulatory retaliation by the Chinese government, which may adversely impact our business. International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.

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

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. The cost of maintaining compliance under multiple and changing regulatory regimes may adversely affect our business, financial condition and results of operations, and, in the case of export controls, has adversely affected and may continue to adversely affect our results of operations. As discussed herein under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our, business, financial condition and results of operations,” the U.S. government issued new export control rules between 2022 and 2025 aimed at restricting China’s access to semiconductor equipment and advanced computing technology, among other things. To comply with the new rules, Onto Innovation has had to expend time and resources that might otherwise have been used for revenue generating activities. Further regulatory changes could require additional diversion of resources to compliance efforts. In addition, in the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

Political and economic instability may result in reduced demand for our products.

We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the United States, these events may result in reduced demand for our products or adversely affect our supply chain. For example, the Ukraine–Russia geographic region is a major source of critical raw materials used for semiconductor manufacturing (such as neon and palladium), and any supply chain disruptions or shortages of such materials due to the ongoing conflict in that region could impact our customers in a manner that reduces demand for our products. Similarly, if the conflict in Israel and Gaza and the surrounding area escalates, it could result in disruptions to our supply chain and/or the operations of our customers in a manner that reduces demand for our products.

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

Our business may also be affected by public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola). The effects of a public health crisis may affect our operations and those of our suppliers, third-party service providers, and customers. The extent to which the economic effects of a public health crisis could impact our business, results of operations, and financial conditions are difficult to predict, and depend on numerous evolving factors including any future resurgences of the public health crisis and the intensity and duration of any resulting adverse macroeconomic conditions. A public health crisis could expose our business, results of operations, and financial condition to the following adverse impacts: disruptions to our supply chain in connection with the sourcing of materials, support, and services; disruption of operations due to unavailability of employees as a result of illness, travel restrictions and other factors; and a decrease in demand for our products; Additional sustained or prolonged public health crises, or any ongoing, worsening or recurring supply chain disruptions or macroeconomic effects of such crises could have a material adverse effect on our business, results of operations, legal exposure, or financial condition and may also heighten many of the other risks described in this “Risk Factors” section.

There may also be conflict or uncertainty in the countries in which we operate, including safety issues, , disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks. We have no material operations in Russia, Belarus, Ukraine, or Israel. Consequently, to date, our operations have not been materially adversely affected by Russia’s invasion of Ukraine, or the Israel-Hamas conflict. However, if the Russia-Ukraine conflict and/or the conflicts in Israel and Gaza and the surrounding area escalate further, and/or the U.S. or other jurisdictions impose additional sanctions on the governments or entities involved, this could result in disruptions to the global economy and/or supply chains that could adversely affect our business.

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Due to the pace of legislative changes and the scale of our business activities, any substantial changes in tax policies or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations. For example, beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. The requirement reduced our cash flows for 2022, 2023 and 2024, and may continue to reduce our cash flows. In addition, any changes to U.S. and global corporate income tax laws, including increasing U.S. taxation of international business operations and imposing a global minimum tax could have a negative impact on our tax position in the future. Many countries and organizations, such as the Organization for Economic Cooperation and Development (“OECD”), which is discussed further below, are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

The OECD has released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting (“BEPS”), an initiative that aims to standardize and modernize global tax policy. The guidance also established a global minimum tax of 15%. This guidance has been implemented by several jurisdictions, including jurisdictions in which we operate, and many other jurisdictions are in the process of implementing it. Depending on the final form of legislation ultimately enacted, there may be significant consequences for us due to our international business activities, including, but not limited to, an increase in our tax uncertainty and adverse effects on our provision for income taxes. The U.S. presidential administration has directed the U.S. Department of Treasury to develop options for “protective measures” in response to tax rules imposed by non-U.S. countries that are extraterritorial or disproportionately affect U.S. companies (which may include taxes imposed under the OECD guidance) and legislation has been introduced that would increase U.S. tax rates on non-U.S. companies and investors if their home jurisdictions impose discriminatory or extraterritorial taxes on U.S. companies, but we cannot predict whether such protective measures or legislation will be adopted or what, if any, responsive measures will be adopted by non-U.S. countries.

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

In the past, global credit markets and the financial services industry have experienced periods of turmoil and upheaval characterized by the tightening of the credit markets, the weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from the capital financial markets, or from trade creditors is impaired. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

We are subject to various environmental laws and regulations that could impose substantial costs upon us, and failure to comply with such laws and regulations may harm our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment, including those relating to the storage, use, discharge, disposal, labeling, and human exposure to hazardous and toxic materials. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other significant expenses. For example, we are, or may become subject to various new or proposed climate-related and other sustainability laws and regulations, including, for example, the state of California’s new climate change disclosure requirements, the EU’s new Corporate Sustainability Reporting Directive and proposed climate-change disclosure requirements from the SEC. Compliance with such laws and regulations, as well as any increased focus or scrutiny from the SEC and other regulators, investors, customers, vendors, employees, and other stakeholders concerning sustainability and climate matters, could impose additional costs on us. We may unintentionally violate environmental laws or regulations in the future as a result of human error, equipment failure or other causes. In addition to the potential adverse effects on our business operations of such an event, we are committed to maintaining safe working conditions for our employees and sourcing, manufacturing, and distributing our products in a responsible and environmentally friendly manner, and any failure on our part to do so may cause reputational harm for the Company.

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

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, and privacy and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive cybersecurity reviews of systems and applications, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, utilize an expert third party to continuously monitor and respond to possible threats, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes. We regularly collaborate with leading security providers, industry groups, and industry peers to exchange information on trends and best practices to address new and evolving cybersecurity risks.

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

We also conduct tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborates with technical and business stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies.

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

Cybersecurity Governance

The Company’s Board of Directors has oversight of information security matters at the Company, including reviewing the Company’s cybersecurity practices. At least annually, the Vice President of IT presents the Company’s information security policies and programs to the Board. Our Audit Committee is tasked with overseeing risks from cybersecurity threats. Members of the Audit Committee receive updates on cybersecurity matters on a quarterly basis from one or more representatives from the Company’s Cyber Security Council (“CSC”), which is composed of our business unit general managers, other members of senior management, our Vice President of IT and our IT Security Manager. These updates include a discussion of existing and new cybersecurity risks (if any), updates on how management is addressing and/or mitigating those risks, and the status of information security initiatives. Other Board members also engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs outside of the scheduled meetings.

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

We have also established a process whereby potentially material cybersecurity incidents are escalated to a Cybersecurity Disclosure Committee (“CDC”) consisting of our CEO, CFO, Vice President and General Counsel, Vice President of IT and Corporate Controller. The CDC is tasked with evaluating whether such incidents have material impact on the Company, and thus require disclosure, as well as any other actions that may be appropriate in response to the incident. The CDC promptly notifies the Audit Committee if it determines that an incident is likely to have a material impact on the Company and updates the Audit Committee on a quarterly basis of any incidents that it has evaluated and determined were not material.

The Vice President of IT acts as our head of information security in leading our information security organization. Our Vice President of IT has over 25 years of industry experience leading large technology organizations, including, most recently, as the leader of the IT organization at a large privately held company. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at other technology companies.

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

Location	Facility Purpose	Approximate Square Footage
Wilmington, Massachusetts	Corporate Headquarters, Engineering, Manufacturing and Service	77,500
Milpitas, California	Engineering, Manufacturing, Service and Administration	134,600
Budd Lake, New Jersey	Engineering, Service and Administration	48,900
Bloomington, Minnesota	Engineering, Manufacturing, Service and Administration	98,700
Bend, Oregon	Engineering and Service	12,700
Hillsboro, Oregon	Engineering and Service	10,000
Snoqualmie, Washington	Engineering and Service	20,300
Tucson, Arizona	Engineering, Manufacturing and Service	18,900
Taiwan	Sales and Service	38,600
China	Sales, Service and Engineering	26,700
South Korea	Sales and Service	29,200
Japan	Sales and Service	13,300
Singapore	Sales and Service	9,800

We also lease office space for other smaller sales and service offices in several locations throughout the world.

We believe that our existing facilities and capital equipment are adequate to meet our current requirements and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Matters” in Note 9, “Commitments and Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $0.01 par value per share, is quoted on the New York Stock Exchange (“NYSE”) under the symbol “ONTO.” As of February 3, 2024, there were approximately 88 stockholders of record. Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and an industry specific index, the PHLX Semiconductor Index, for the period commencing on December 31, 2019 and ending on December 31, 2024.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2019 in the Company’s common stock and in each index. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

	12/19	12/20	12/21	12/22	12/23	12/24
Onto Innovation Inc.	100.0	130.1	277.0	186.3	418.2	455.8
NYSE Composite	100.0	107.0	129.1	117.0	133.2	154.2
PHLX Semiconductor	100.0	153.7	219.5	142.9	238.7	287.3

We have never declared or paid a cash dividend on our common stock and we currently do not intend to do so. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows us to repurchase up to $200 million worth of shares of our common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three and twelve months ended December 28, 2024, we repurchased 157 thousand shares of our common stock under this repurchase authorization. The amount paid to repurchase the shares in excess of par value, including transaction costs, is recorded directly as a decrease to additional paid-in capital and accumulated earnings. At December 28, 2024, there was $174.9 million available for future share repurchases under the share repurchase authorization.

For further information, see Note 17 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and twelve months ended December 28, 2024, we withheld 3 thousand and 102 thousand shares through net share settlements, respectively. For the three and twelve month periods ended December 28, 2024, net share settlements cost $0.6 million and $19.1 million, respectively. Please refer to Note 11 of the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three-month period ended December 28, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands, except for per share data)
September 29, 2024 - October 28, 2024	2	$205.36	—	$200,000
October 29, 2024 - November 28, 2024	158	$159.21	157	$174,935
November 29, 2024 - December 28, 2024	1	$166.29	—	$174,935
Three Months Ended December 28, 2024	161		157

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

Our principal market is semiconductor capital equipment. Semiconductors packaged as ICs, or “chips,” are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields.

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

The following table summarizes certain key financial information for the periods indicated below:

	Year Ended
	December 28,	December 30,
	2024	2023
	(in thousands, except for percentages and per share data)
Revenue	$987,321	$815,868
Gross profit	$515,308	$420,254
Gross profit as a percent of revenue	52.2%	51.5%
Total operating expenses	$328,205	$304,176
Net income	$201,670	$121,159
Diluted earnings per share	$4.06	$2.46
•
In fiscal 2024, revenue increased 21% compared to fiscal 2023, primarily due to an increase in sales in our inspection business of Dragonfly systems and other products in support of advanced packaging needs for chips used in Artificial Intelligence (AI) applications.
•
Gross profit as a percentage of revenue increased to 52.2% for fiscal 2024 compared to 51.5% for fiscal 2023. This was primarily driven by an increase in volume and change in product mix, partially offset by write-downs related to the impairment and exit of certain lithography inventory in fiscal 2024.
•
The increase in operating expenses in fiscal 2024 compared to fiscal 2023 was primarily due to increases in research and development, and sales and marketing expenses related to increased headcount and compensation costs, project costs, travel expenses and write-off of purchased in process research and development assets.

Our cash, cash equivalents and marketable securities balance increased to $852.3 million at the end of fiscal 2024 from $697.8 million at the end of fiscal 2023. This increase was primarily the result of $245.7 million of cash generated from operating activities, partially offset by cash used for capital expenditures of $31.9 million, acquisitions of $26.8 million, purchases of common stock of $25.1 million and $19.0 million of cash used for tax payments related to net share settlement of employee stock-based compensation plans.

In recent years, the U.S. government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have resulted in lower net sales in China for fiscal 2024 compared to the prior fiscal years.

For a discussion of the risks related to our business and operations, see Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue	100.0%	100.0%	100.0%
Cost of revenue	47.8%	48.5%	46.4%
Gross profit	52.2%	51.5%	53.6%
Operating expenses:
Research and development	11.8%	12.7%	11.2%
Sales and marketing	7.7%	7.6%	6.5%
General and administrative	8.7%	10.2%	6.9%
Amortization	5.0%	6.7%	5.5%
Total operating expenses	33.2%	37.2%	30.1%
Operating income	19.0%	14.3%	23.5%
Interest income, net	3.4%	2.5%	0.5%
Other expense, net	—%	(0.5)%	—%
Income before provision for income taxes	22.4%	16.3%	24.0%
Provision for income taxes	1.9%	1.4%	1.8%
Net income	20.5%	14.9%	22.2%

Results of Operations for 2024, 2023 and 2022

Revenue. Our revenue is derived from the sale of our systems and software, spare parts, and services. Our revenue was $987.3 million, $815.9 million and $1,005.2 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. This represents an increase of 21.0% from 2023 to 2024 and a decrease of 18.8% from 2022 to 2023.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended
	December 28, 2024		December 30, 2023		December 31, 2022
	(in thousands, except for percentages)
Systems and software	$850,443	86%	$683,316	84%	$865,707	86%
Parts	76,584	8%	74,604	9%	84,266	8%
Services	60,294	6%	57,948	7%	55,210	6%
Total revenue	$987,321	100%	$815,868	100%	$1,005,183	100%

Total systems and software revenue increased $167.1 million for the year ended December 28, 2024, as compared to the year ended December 30, 2023, primarily due to an increase in units shipped of our inspection product line to customers in support of advanced packaging needs for chips used in AI applications. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls. During fiscal 2024, the increase in total parts and services revenue was primarily due to increased spending by our customers on system upgrades and repairs of existing systems.

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

The following table sets forth, for the periods indicated, our revenue by geographic region as percentages of our revenue.

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands, except for percentages)
Revenue	$987,321	$815,868	$1,005,183
Taiwan	31%	17%	20%
South Korea	29%	21%	22%
China	12%	17%	25%
United States	11%	16%	12%
Japan	6%	11%	6%
Southeast Asia	6%	11%	7%
Europe	5%	7%	8%
Total revenue	100%	100%	100%

The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continue to occur in this region and we expect that trend to continue.

Gross Profit. Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, inventory step-up from purchase accounting, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $515.3 million, $420.3 million and $539.2 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Our gross profit represented 52.2%, 51.5% and 53.6% of our revenue for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. The increase in gross profit as a percentage of revenue from 2023 to 2024 was primarily due to an increase in revenue volume and change in product mix, partially offset by write-downs related to the impairment and exit of certain lithography inventory. The decrease in gross profit as a percentage of revenue from 2022 to 2023 was primarily due to decreased revenue volume, unfavorable product mix, and increased manufacturing costs due to inflationary pressures during the 2023 fiscal period.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained, and intend to continue, our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our intellectual property. Our research and development expenses were $116.8 million, $104.4 million and $112.0 million in fiscal years 2024, 2023 and 2022, respectively. The year-over-year dollar increase from 2023 through 2024 was primarily due to write-off of acquired in-process research and development of $4.0 million and increased compensation costs of $1.6 million, outside services costs of $3.3 million, product development costs of $1.9 million, travel costs of $0.6 million, research and development project costs of $0.5 million, freight and duty costs of $0.2 million and depreciation expenses of $0.2 million. The year-over-year dollar decrease from 2022 through 2023 was primarily due to decreases of $4.6 million for the write-off of acquired in-process research and development assets and cost containment initiatives of $3.3 million, partially offset by increases in depreciation expenses of $0.6 million and travel expenses of $0.3 million. We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses. Our sales and marketing expenses were $76.2 million, $61.8 million and $65.7 million in fiscal years 2024, 2023 and 2022, respectively. The year-over-year dollar increase from 2023 through 2024 was primarily due to increases in total compensation costs of $13.0 million, travel costs of $0.7 million, outside services costs of $0.3 million, sales and marketing costs of $0.3 million and production expenses of $0.1 million. The year-over-year dollar decrease from 2022 through 2023 was primarily due to a decrease in total compensation costs of $1.5 million on lower headcount and variable compensation plan elements, a decrease in outside service expenses of $0.8 million and a decrease in depreciation expense of $0.7 million, partially offset by an increase in travel expenses of $0.3 million.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $85.8 million, $83.1 million and $69.6 million in fiscal years 2024, 2023 and 2022, respectively. The year-over-year dollar increase from 2023 through 2024 was primarily due to increases in depreciation expense of $1.8 million and facilities expense of $1.4 million, partially offset by a decrease in freight and duty costs of $0.5 million. The year-over-year dollar increase from 2022 through 2023 was primarily due increased litigation expenses of $7.4 million, restructuring charges of $3.6 million for employee severance costs during the 2023 period, an increase in depreciation expense of $1.9 million and an increase in facilities expenses of $0.4 million.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets, primarily purchased technology, was $49.4 million, $54.8 million and $55.3 million in fiscal years 2024, 2023 and 2022, respectively. The consecutive year-over-year dollar decreases from 2022 through 2024 were primarily due to certain assets becoming fully amortized.

Interest income, net. In fiscal years 2024, 2023 and 2022, net interest income was $33.5 million, $20.4 million and $5.0 million, respectively. The increases in net interest income from 2023 to 2024 and from 2022 to 2023 were due to higher average balances and higher interest rates during both the 2024 and 2023 periods, respectively.

Income taxes. The following table provides details of income tax:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands, except for percentages)
Income before provision for income taxes	$220,447	$132,582	$241,584
Provision for income taxes	$18,777	$11,423	$18,250
Effective tax rate	8.5%	8.6%	7.6%

The income tax provision differs from the federal statutory income tax rate of 21% for 2024 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $17.0 million, tax effect of share-based compensation of $6.9 million, tax benefits for research and development credits of $6.6 million, a decrease to the Company’s valuation allowance of $1.8 million, and a one-time benefit of $3.2 million related to the recognition of a tax benefit associated with the lapse of a statute of limitations. These benefits were partially offset by non-deductible officer’s compensation of $3.4 million.

The income tax provision differs from the federal statutory income tax rate of 21% for 2023 primarily due to a benefit related to the FDII of $13.0 million, excess benefits related to stock compensation of $3.4 million, tax benefits for research and development credits of $6.4 million, and a one-time benefit of $1.6 million related to the recognition of a tax benefit associated with the lapse of a statute of limitations. These benefits were partially offset by the inclusion of U.S. tax on foreign source income of $0.5 million and non-deductible officer’s compensation of $2.3 million, and an increase to the Company’s valuation allowance of $2.9 million.

The income tax provision differs from the federal statutory income tax rate of 21% for 2022 primarily due to a benefit related to the FDII of $25.4 million, excess benefits related to stock compensation of $3.5 million, tax benefits for research and development credits of $7.1 million, and a one-time benefit of $1.5 million related to the recognition of a tax benefit associated with the lapse of a statute of limitations. These benefits were partially offset by the inclusion of U.S. tax on foreign source income of $1.4 million and non-deductible officer’s compensation of $1.9 million.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions and research and development credits as a percentage of aggregate pre-tax income.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following:

	Year Ended
	December 28,	December 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$212,945	$233,508
Marketable securities	639,383	464,303
Total cash, cash equivalents and marketable securities	$852,328	$697,811

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
	(in thousands)
Cash provided by operating activities	$245,676	$171,973	$136,703
Cash used in investing activities	$(226,547)	$(103,387)	$(55,691)
Cash used in financing activities	$(35,673)	$(9,475)	$(68,350)

Operating Activities

Cash provided by operating activities during fiscal 2024 was $245.7 million, which reflects net income, adjusted to exclude the effect of non-cash operating charges, of $290.2 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation, deferred income taxes and write off of acquired in-process research and development. Cash provided by operating activities in fiscal 2024 increased compared to fiscal 2023 primarily due to higher net income and continued improvements in inventory management.

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

Our working capital was $1,307.4 million at December 28, 2024 and $1,135.5 million at December 30, 2023.

Investing Activities

We used $226.5 million, $103.4 million and $55.7 million of cash in investing activities in fiscal 2024, 2023 and 2022, respectively. Capital expenditures, net of proceeds in fiscal 2024, 2023 and 2022 were $31.9 million, $19.8 million and $18.4 million. Capital expenditures were primarily for enterprise resource planning systems implementation, investments in facility improvements, demonstration and testing equipment, manufacturing and network equipment. Purchases of marketable securities, net of proceeds from sales and maturities of marketable securities, for fiscal 2024, 2023 and 2022 was $167.9 million, $83.6 million and $4.6 million, respectively. Net cash paid for acquisitions in fiscal 2024 and 2022 was $26.8 million and $4.6 million, respectively. There were no acquisitions in fiscal 2023.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

We used $35.7 million, $9.5 million and $68.4 million of cash in financing activities for fiscal 2024, 2023 and 2022, respectively. Purchases of our common stock were $25.1 million, $3.2 million and $65.3 million in fiscal 2024, 2023 and 2022, respectively. Tax withholding payments for vested equity awards, partially offset by proceeds from sales of shares through share-based compensation plans were $9.9 million, $5.5 million and $0.8 million for fiscal 2024, 2023 and 2022, respectively. Payments for contingent consideration for acquired business were $0.7 million, $0.8 million and $2.3 million in fiscal 2024, 2023 and 2022.

We have a credit agreement with a bank that provides for a variable-rate line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. As of December 28, 2024, the available line of credit was approximately $100.0 million with an available interest rate of 6.2%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 28, 2024, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$16,842	$6,095	$7,177	$3,570	$—
Purchase obligations (1)	438,193	243,932	194,261	—	—
Total	$455,035	$250,027	$201,438	$3,570	$—
(1)
Represents our agreements to purchase goods and services consisting of outstanding purchase orders for goods and services.

Critical Accounting Estimates

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

Indefinite-Lived and Long-Lived Assets. Goodwill is tested for impairment during the fourth quarter, or whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 28, 2024, a hypothetical increase of 100 basis points in interest rates would result in a decrease of $3.4 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on revenues denominated in Japanese yen. These forward contracts are not designated as accounting hedges, so the change in fair value of the forward exchange contracts is recognized under the caption “Other expense, net” in the Consolidated Statements of Operations for each reporting period. As of December 28, 2024, and December 30, 2023, we had fifty-six and thirty-eight outstanding forward contracts, respectively, with a total notional contract value of $45.9 million and $51.6 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 28, 2024. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 28, 2024 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2024.

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

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended December 28, 2024 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 28, 2024, as stated in its attestation report included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Plan Elections

During the fiscal quarter ended December 28, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 21, 2025, and such information included in the Proxy Statement is incorporated herein by reference, as specified below.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Form 10-K:
1.
Financial Statements

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-9 of this report. The Reports of Independent Registered Public Accounting Firm appear on pages F-1 through F-3 of this report.

2.
Financial Statement Schedule

See Index to financial statements on page 47 of this report.

3.
Exhibits

Exhibits are as set forth in the “Exhibit Index”, provided below. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
3.1	Amended and Restated Certificate of Incorporation of Onto Innovation Inc.	8-K	001-39110	October 28, 2019	3.2
3.2	Amended and Restated Bylaws of Onto Innovation Inc.	8-K	001-39110	January 27, 2020	3.1
4.1	Form of Common Stock Certificate	10-K	001-39110	February 25, 2020	4.2
4.2	Description of Securities	10-K	001-39110	February 25, 2020	4.1
10.1*	Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-Q	001-39110	August 8, 2024	10.1
10.2*+	Form of Employee Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.3*+	Form of Director Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.4*+	Form of Executive Restricted Stock Unit Grant Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.5*+	Form of Executive Performance Stock Unit Grant Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.6*	Form of Employee Restricted Stock Unit Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-K	001-39110	February 26, 2024	10.6
10.7*	Form of Director Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-K	001-39110	February 26, 2024	10.7
10.8*	Form of Employee Performance Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-Q	001-39110	August 5, 2021	10.1
10.9*	Form of Employee Incentive Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-Q	001-39110	November 4, 2021	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.10*	Onto Innovation Inc. 2020 Employee Stock Purchase Plan	S-8	333-238492	May 19, 2020	10.2
10.11*	Form of Onto Innovation Inc. Indemnification Agreement	8-K	001-39110	September 13, 2021	10.1
10.12*	Employment Agreement, dated as of September 15, 2023, by and between Onto Innovation Inc. and Michael P. Plisinski* incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 15, 2023 (File No. 001-39110).	8-K	001-39110	September 15, 2023	10.1
10.13*	Offer Letter to Yoon Ah E. Oh, dated October 4, 2021, by and between Yoon Ah E. Oh and Onto Innovation Inc.	10-Q	001-39110	May 3, 2022	10.1
10.14*	Offer Letter to Mark Slicer, dated April 1, 2022, by and between Mark Slicer and Onto Innovation Inc.	8-K	001-39110	May 17, 2022	10.1
10.15*+	Offer Letter to Ramil Yaldaei, dated April 25, 2023, by and between Ramil Yaldaei and Onto Innovation Inc.	-	-	-	-
10.16*+	Offer Letter to Srinivas Vedula, dated August 30, 2021	-	-	-	-
10.17*	Form of Executive Change in Control Agreement	10-K	001-39110	February 24, 2023	10.13
19+	Onto Innovation Inc. Insider Trading Policy	-	-	-	-
21.1+	Subsidiaries.	-	-	-	-
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	-	-	-	-
31.1+	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
31.2+	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
97	Onto Innovation Inc. Incentive Compensation Recovery Policy	10-K	001-39110	February 26, 2024	97
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
+	Filed herewith

ONTO INNOVATION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Item 16. Form 10-K Summary.

None

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onto Innovation Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Reserve for Excess and Obsolete Inventory

Description of the Matter

As described in Notes 2 and 8 to the consolidated financial statements, the Company records inventory net of a reserve for excess and obsolete inventory resulting in net inventories of $287.0 million as of December 28, 2024. The valuation of certain of the Company's inventory is subject to risks associated with supply and demand. As described in Note 2 to the consolidated financial statements, the Company maintains reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about historical and future demand for the Company’s products and market conditions.

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

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Onto Innovation Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Onto Innovation Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 25, 2025

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue	$987,321	$815,868	$1,005,183
Cost of revenue	472,013	395,614	465,962
Gross profit	515,308	420,254	539,221
Operating expenses:
Research and development	116,767	104,442	111,953
Sales and marketing	76,155	61,765	65,688
General and administrative	85,846	83,147	69,582
Amortization	49,437	54,822	55,284
Total operating expenses	328,205	304,176	302,507
Operating income	187,103	116,078	236,714
Interest income, net	33,489	20,356	5,011
Other expense, net	(145)	(3,852)	(141)
Income before provision for income taxes	220,447	132,582	241,584
Provision for income taxes	18,777	11,423	18,250
Net income	$201,670	$121,159	$223,334
Earnings per share:
Basic	$4.09	$2.47	$4.52
Diluted	$4.06	$2.46	$4.49
Weighted average number of shares outstanding:
Basic	49,343	48,971	49,424
Diluted	49,660	49,318	49,764

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$201,670	$121,159	$223,334
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	(137)	3,660	(2,447)
Change in currency translation adjustments	(5,827)	(1,549)	(8,879)
Total other comprehensive income (loss), net of tax	(5,964)	2,111	(11,326)
Total comprehensive income	$195,706	$123,270	$212,008

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 28, 2024	December 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$212,945	$233,508
Marketable securities	639,383	464,303
Accounts receivable, less allowance of $2,585 at December 28, 2024 and $2,659 at December 30, 2023	308,142	226,556
Inventories	286,979	327,773
Prepaid expenses and other current assets	30,073	31,127
Total current assets	1,477,522	1,283,267
Property, plant and equipment, net	123,868	103,611
Goodwill	329,980	315,811
Identifiable intangible assets, net	127,457	167,375
Deferred income taxes	42,811	18,836
Other assets	15,453	20,812
Total assets	$2,117,091	$1,909,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,261	$49,869
Accrued liabilities	49,974	42,062
Deferred revenue	33,828	24,763
Other current liabilities	30,026	31,032
Total current liabilities	170,089	147,726
Deferred and other tax liabilities	4	—
Other non-current liabilities	21,116	25,451
Total liabilities	191,209	173,177
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 97,000 shares authorized, 49,238 and 49,086 issued and outstanding at December 28, 2024 and December 30, 2023, respectively.	49	49
Additional paid-in capital	1,275,146	1,262,029
Accumulated other comprehensive loss	(13,863)	(7,899)
Accumulated earnings	664,550	482,356
Total stockholders’ equity	1,925,882	1,736,535
Total liabilities and stockholders’ equity	$2,117,091	$1,909,712

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$201,670	$121,159	$223,334
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	12,872	12,390	9,378
Amortization of intangibles	49,437	54,822	55,284
Share-based compensation	28,577	25,513	24,426
Write-off of acquired in-process research and development	4,168	—	5,652
Provision for inventory valuation	19,187	10,015	9,313
Deferred income taxes	(26,476)	(22,429)	(33,601)
Other, net	722	2,991	(563)
Change in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(83,685)	12,151	(65,140)
Income taxes	3,109	1,798	(5,006)
Inventories	19,943	(16,462)	(93,905)
Prepaid expenses and other assets	2,093	(14,013)	(4,954)
Accounts payable	6,225	(4,681)	1,181
Accrued and other liabilities	7,834	(11,281)	11,304
Net cash and cash equivalents provided by operating activities	245,676	171,973	136,703
Cash flows from investing activities:
Purchases of marketable securities	(708,707)	(480,458)	(371,287)
Proceeds from maturities and sales of marketable securities	540,824	396,844	338,645
Purchases of property, plant and equipment	(31,903)	(22,573)	(18,405)
Proceeds from sale of property, plant and equipment	—	2,800	—
Acquisitions, net of cash acquired	(26,761)	—	(4,644)
Net cash and cash equivalents used in investing activities	(226,547)	(103,387)	(55,691)
Cash flows from financing activities:
Purchases of common stock	(25,069)	(3,197)	(65,257)
Tax payments related to shares withheld for share-based compensation plans	(19,045)	(10,762)	(8,874)
Payment of contingent consideration for acquired business	(737)	(801)	(2,287)
Issuance of shares through share-based compensation plans	9,178	5,285	8,068
Net cash and cash equivalents used in financing activities	(35,673)	(9,475)	(68,350)
Effect of exchange rate changes on cash and cash equivalents	(4,019)	(1,476)	(6,391)
Net increase in cash and cash equivalents	(20,563)	57,635	6,270
Cash and cash equivalents at beginning of year	233,508	175,872	169,602
Cash and cash equivalents at end of year	$212,945	$233,508	$175,872

Supplemental disclosure of cash flow information:
Income taxes paid, net	$35,505	$34,104	$58,687

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 28, 2024,

December 30, 2023 and December 31, 2022

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income / (Loss)	Earnings	Total
Balance at January 1, 2022	49,300	$49	$1,256,179	$1,316	$168,511	$1,426,055
Issuance of shares through share- based compensation plans, net	509	1	8,067	—	—	8,068
Repurchase of common stock	(1,018)	(1)	(36,167)	—	(29,089)	(65,257)
Net income	—	—	—	—	223,334	223,334
Share-based compensation	—	—	24,426	—	—	24,426
Share-based compensation plan withholdings	(107)	—	(8,874)	—	—	(8,874)
Currency translation	—	—	—	(8,879)	—	(8,879)
Unrealized loss on investments	—	—	—	(2,447)	—	(2,447)
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Issuance of shares through share- based compensation plans, net	573	—	5,285	—	—	5,285
Repurchase of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Net income	—	—	—	—	121,159	121,159
Share-based compensation	—	—	25,513	—	—	25,513
Share-based compensation plan withholdings	(125)	—	(10,762)	—	—	(10,762)
Currency translation	—	—	—	(1,549)	—	(1,549)
Unrealized gain on investments	—	—	—	3,660	—	3,660
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Issuance of shares through share- based compensation plans, net	411	—	9,178	—	—	9,178
Repurchase of common stock	(157)	—	(5,593)	—	(19,476)	(25,069)
Net income	—	—	—	—	201,670	201,670
Share-based compensation	—	—	28,577	—	—	28,577
Share-based compensation plan withholdings	(102)	—	(19,045)	—	—	(19,045)
Currency translation	—	—	—	(5,827)	—	(5,827)
Unrealized loss on investments	—	—	—	(137)	—	(137)
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882

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

Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The fiscal year of 2024 was a 52-week fiscal year that began on December 31, 2023 and ended December 28, 2024. The fiscal year of 2023 was a 52-week fiscal year that began on January 1, 2023 and ended December 30, 2023. The fiscal year of 2022 was a 52-week fiscal year that began on January 2, 2022 and ended December 31, 2022.

Segment Reporting. The Company is organized and operates as one reportable segment, the design, development, manufacture and support of high-performance control metrology, defect inspection, lithography and data analysis systems used by microelectronics device manufacturers. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

For additional information on the Company’s segment reporting, see Note 15 of Notes to the Consolidated Financial Statements.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For additional information on the Company’s business combinations, see Note 3 of these Notes to the Consolidated Financial Statements.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of financial instruments, assets and stock awards associated with various contractual arrangements, goodwill and identifiable intangible assets. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Goodwill and Indefinite Lived Intangible Assets. Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company has three reporting units and one operating segment. No goodwill impairment occurred in fiscal years 2024, 2023, or 2022. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

Translation of Foreign Currencies. The Company’s international branches and subsidiaries primarily generate and expend cash in their local functional currency. Accordingly, all balance sheet accounts of these local functional currency branches and subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period. The resulting translation adjustments are recorded as cumulative translation adjustments and are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $14.5 million and $8.7 million as of December 28, 2024 and December 30, 2023, respectively.

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

Derivative Instruments and Hedging Activities. The Company’s policy is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows for the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values, in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, euros, Korean won, Taiwanese dollars, Chinese renminbi and Singapore dollars), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These hedge contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 28, 2024 and December 30, 2023 were as follows:

	December 28,	December 30,
	2024	2023
	(in thousands)
Notional amount	$45,883	$51,551
Fair value of (asset) liability	(61)	1,370

During the years ended December 28, 2024 and December 31, 2022, the Company recognized losses of $1.1 million and $3.5 million on maturities of forward contracts, respectively. During the year ended December 30, 2023, the Company recognized a gain of $0.3 million on maturities of forward contracts. The aggregate notional amounts of matured contracts were $423.4 million, $319.4 million and $366.0 million for 2024, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements.

Recently Adopted or Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard in the fiscal year 2024 for the annual reporting period ending December 28, 2024, with retrospective disclosure of prior periods presented. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. Refer to Note 15 for additional discussion regarding the Company’s segment reporting.

Updates Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending January 3, 2026. The Company does not expect the amendment to have a material impact on its Consolidated Financial Statements upon adoption.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40) which requires additional disclosure of certain costs and expenses, including inventory purchases, employee compensation, selling expense and depreciation expense within the notes to financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements and related disclosures.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Business Combination:

Lumina Instruments Inc.

During the fourth quarter of 2024, the Company acquired Lumina Instruments Inc. (“Lumina”), to strengthen Onto Innovation’s inspection portfolio through the addition of Lumina’s highly differentiated laser based optical defect inspection technology. The Company paid $25.0 million in cash to acquire Lumina.

The acquisition has been accounted for using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets acquired based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, the amount of which represents the expected benefits to the Company of future technology and the knowledgeable and experienced employees who joined the Company.

The following table summarizes the purchase consideration and estimated fair values of the assets acquired and liabilities assumed:

At Acquisition Date
(in thousands)
Cash and cash equivalents	$1,566
Accounts receivable	333
Inventories	908
Prepaid expenses and other current assets	14
Identifiable intangible assets	9,420
Total assets acquired	12,241
Accounts payable	(26)
Accrued liabilities	(77)
Deferred tax liabilities	(1,307)
Net assets acquired	10,831
Goodwill	14,169
Total purchase consideration	$25,000

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 28, 2024 and December 30, 2023:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	December 28, 2024	December 30, 2023
	(in thousands)
Assets:
Available-for-sale debt securities:
Government notes and bonds	$284,863	$195,800
Certificates of deposit	73,421	67,467
Commercial paper	136,557	99,635
Corporate bonds	144,542	101,401
Foreign currency forward contracts	61	—
Total assets	$639,444	$464,303
Liabilities:
Foreign currency forward contracts	—	$1,370
Total liabilities	$—	$1,370

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

See Note 5 for additional discussion regarding the fair value of the Company’s marketable securities.

5. Marketable Securities:

At December 28, 2024 and December 30, 2023, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
December 28, 2024
Government notes and bonds	$284,763	$387	$287	$284,863
Certificates of deposit	73,390	49	18	73,421
Commercial paper	136,496	103	42	136,557
Corporate bonds	144,331	283	72	144,542
Total marketable securities	$638,980	$822	$419	$639,383
December 30, 2023
Government notes and bonds	$195,733	$393	$326	$195,800
Certificates of deposit	67,377	93	3	67,467
Commercial paper	99,591	54	10	99,635
Corporate bonds	101,146	391	136	101,401
Total marketable securities	$463,847	$931	$475	$464,303

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 28, 2024 and December 30, 2023:

	December 28, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$432,088	$432,616	$331,136	$330,937
Due after one through five years	140,917	140,792	132,711	133,366
Due after five through ten years	235	235	—	—
Due after ten years	65,740	65,740	—	—
Total marketable securities	$638,980	$639,383	$463,847	$464,303

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at December 28, 2024 and December 30, 2023.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 28, 2024
Government notes and bonds	$37,636	$287	$—	$—
Certificates of deposit	8,260	18	—	—
Commercial paper	18,317	42	—	—
Corporate bonds	13,260	71	3,200	1
Total marketable securities	$77,473	$418	$3,200	$1
December 30, 2023
Government notes and bonds	$82,776	$325	$180	$1
Certificates of deposit	11,839	3	—	—
Commercial paper	20,121	10	—	—
Corporate bonds	20,268	103	5,999	33
Total marketable securities	$135,004	$441	$6,179	$34

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

6. Goodwill and Purchased Intangible Assets:

Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. The Company performed its annual assessment in the fourth quarter of fiscal 2024 and concluded that no impairment charge was required.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Year Ended
	December 28, 2024	December 30, 2023
	(in thousands)
Balance, beginning of the period	$315,811	$315,811
Acquired business	14,169	—
Balance, end of the period	$329,980	$315,811

The $14.2 million of goodwill acquired in 2024 resulted from the purchase of Lumina Instruments, Inc. See Note 3, “Business Combination,” for further details.

Purchased Intangible Assets

Purchased intangible assets as of December 28, 2024 and December 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
December 28, 2024
Finite-lived intangible assets:
Developed technology	$387,716	$298,013	$89,703
Customer and distributor relationships	73,321	39,370	33,951
Trademarks and trade names	14,171	10,368	3,803
Total identifiable intangible assets	$475,208	$347,751	$127,457

December 30, 2023
Finite-lived intangible assets:
Developed technology	$378,197	$254,350	$123,847
Customer and distributor relationships	73,321	34,782	38,539
Trademarks and trade names	14,171	9,182	4,989
Total identifiable intangible assets	$465,689	$298,314	$167,375

Intangible asset amortization expense amounted to $49.4 million, $54.8 million and $55.3 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $33.8 million for 2025, $32.6 million for 2026, $24.4 million for 2027, $13.5 million for 2028, and $6.2 million for 2029.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease costs for operating leases were $6.4 million and $6.5 million for the years ended December 28, 2024 and December 30, 2023, respectively. Operating lease costs are generally recognized over the lease term.

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

	December 28,	December 30,
Lease term and discount rate	2024	2023
Weighted average remaining lease term in years	3.5	4.2
Weighted average discount rate	5.1%	4.7%

Supplemental cash flows information related to leases was as follows:

	Year Ended
	December 28, 2024	December 30, 2023
	(in thousands)
Cash paid for operating lease liabilities	$6,372	$6,527
Right-of-use assets obtained in exchange for operating lease liabilities	$1,334	$3,678

As of December 28, 2024, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of operating leases to the lease liabilities recorded on the Consolidated Balance Sheet as of December 28, 2024 is as follows:

Operating Lease
(in thousands)
2025	$6,095
2026	4,308
2027	2,869
2028	2,447
2029	1,123
Total undiscounted operating lease payments	16,842
Less: imputed interest	1,683
Present value of operating lease liabilities	$15,159

8. Balance Sheet Components:

Inventories

Inventories are comprised of the following:

	December 28,	December 30,
	2024	2023
	(in thousands)
Materials	$176,814	$234,471
Work-in-process	91,672	67,816
Finished goods	18,493	25,486
Total inventories	$286,979	$327,773

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	December 28,	December 30,
	2024	2023
	(in thousands)
Land and building	$46,583	$47,889
Machinery and equipment	86,317	69,828
Furniture and fixtures	4,081	3,921
Computer equipment and software	32,755	17,790
Leasehold improvements	20,405	22,089
Total property, plant and equipment, gross	190,141	161,517
Accumulated depreciation	(66,273)	(57,906)
Total property, plant and equipment, net	$123,868	$103,611

Other assets

Other assets is comprised of the following:

	December 28,	December 30,
	2024	2023
	(in thousands)
Operating lease right-of-use assets	$13,939	$18,360
Other	1,514	2,452
Total other assets	$15,453	$20,812

Accrued liabilities

Accrued liabilities is comprised of the following:

	December 28,	December 30,
	2024	2023
	(in thousands)
Payroll and related expenses	$39,850	$33,052
Warranty	10,075	8,934
Other	49	76
Total accrued liabilities	$49,974	$42,062

Other current liabilities

Other current liabilities is comprised of the following:

	December 28,	December 30,
	2024	2023
	(in thousands)
Customer deposits	$10,700	$9,972
Current operating lease obligations	5,416	5,494
Income tax payable	8,492	3,210
Accrued professional fees	618	1,751
Other accrued taxes	839	3,570
Other	3,961	7,035
Total other current liabilities	$30,026	$31,032

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	December 28,	December 30,
	2024	2023
	(in thousands)
Non-current operating lease obligations	$9,743	$14,027
Unrecognized tax benefits (including interest)	5,489	7,358
Deferred revenue	4,009	2,462
Other	1,875	1,604
Total non-current liabilities	$21,116	$25,451

9. Commitments and Contingencies:

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended
	December 28, 2024	December 30, 2023
	(in thousands)
Balance, beginning of the period	$9,380	$11,830
Accruals	12,348	9,505
Usage	(10,870)	(11,955)
Balance, end of the period	$10,858	$9,380

Warranty reserves are reported in the Consolidated Balance Sheets under the captions “Accrued liabilities” and “Other non-current liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. We do not believe that any current legal matters will have a material adverse effect on our financial position, results of operations or cash flows.

Open and Committed Purchase Orders

As of December 28, 2024, the Company has open and committed purchase orders of $438.2 million, of which $243.9 million is for less than one year.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Line of Credit

The Company has a credit agreement with a bank that provides for a variable-rate line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. The available line of credit as of December 28, 2024 was approximately $100 million with an available interest rate of 6.2%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. As of the date of this filing, the Company has not utilized the line of credit.

10. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Point-in-time	$927,368	$761,797	$958,409
Over-time	59,953	54,071	46,773
Total revenue	$987,321	$815,868	$1,005,183

See Note 15 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Assets and Contract Liabilities

Contract assets consist of amounts we have not invoiced but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Consolidated Balance Sheets. As of December 28, 2024 and December 30, 2023, the Company had contract assets of $10.1 million and $8.0 million, respectively.

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Consolidated Balance Sheets. For contracts with a duration longer than one year, these amounts are recorded in “Other non-current liabilities” in the Consolidated Balance Sheets. As of December 28, 2024 and December 30, 2023, the Company carried a long-term deferred revenue balance of $4.0 million and $2.5 million, respectively.

Changes in deferred revenue were as follows:

	Year Ended
	December 28, 2024	December 30, 2023
	(in thousands)
Balance, beginning of the period	$27,225	$33,014
Deferral of revenue	76,584	75,602
Recognition of current year deferred revenue	(48,711)	(55,825)
Recognition of prior period deferred revenue	(17,262)	(25,566)
Balance, ending of the period	$37,836	$27,225

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Onto Innovation Inc. 2020 Stock Plan, as amended and restated (the “2020 Plan”). The 2020 Plan provides for the grant of 3.7 million stock options and other stock awards to employees, directors and consultants at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2020 Plan typically grade vest over a three-year period and expire ten years from the date of grant. Restricted stock units granted under the 2020 Plan typically vest over a three-year period for employees and one year for directors; however, other vesting periods are allowable under the 2020 Plan. Restricted stock units (“RSUs”) granted to employees have time based or performance-based vesting. As of December 28, 2024, there were 2.7 million shares of common stock available for issuance pursuant to future grants under the 2020 Plan.

Onto Innovation Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the terms of the 2020 ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee pays for each share of stock is 85% of the lesser of the fair market value of Company common stock at the beginning or the end of the applicable six-month purchase period. The 2020 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a compensatory plan as defined by FASB ASC Topic 718, “Stock Compensation.” Through the Company’s employee stock purchase plans, employees purchased 83 thousand, 91 thousand and 142 thousand shares during the twelve months ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. As of December 28, 2024 and December 30, 2023, there were 0.9 million and 1.0 million, shares available for issuance under the Company’s employee stock purchase plan, respectively.

Share-based compensation was allocated in the Company’s Consolidated Statement of Operations as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Cost of revenue	$4,771	$4,405	$4,271
Research and development	5,499	6,072	6,068
Sales and marketing	5,606	4,859	4,233
General and administrative	12,702	10,176	9,854
Total share-based compensation expense before income taxes	28,577	25,513	24,426
Income tax benefit	6,209	5,497	5,237
Total share-based compensation expense, net of income taxes	$22,368	$20,016	$19,189

Restricted Stock Units

During fiscal years 2024, 2023 and 2022, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s common stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 200% of target. The designated benchmark index was the Philadelphia Semiconductor Sector Index for market-based PRSUs issued in 2024, 2023 and 2022. The stock price performance or market price performance is measured using the closing price for the 20-trading days prior to the dates the performance period begins and ends.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	765	$48.25
Granted	410	$82.48
Vested	(373)	$42.87
Forfeited	(59)	$58.98
Nonvested at December 31, 2022	743	$69.01
Granted	319	$89.23
Vested	(415)	$59.20
Forfeited	(63)	$84.11
Nonvested at December 30, 2023	584	$85.41
Granted	171	$191.25
Vested	(329)	$81.10
Forfeited	(17)	$105.31
Nonvested at December 28, 2024	409	$132.39

Of the 409 thousand shares outstanding at December 28, 2024, 327 thousand are service-based RSUs and 82 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2024, 2023, and 2022 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $251.51, $100.79, and $85.49, respectively.

As of December 28, 2024, there was $29.2 million of total unrecognized compensation cost related to RSUs granted under the plans. That cost is expected to be recognized over a weighted average period of 1.3 years.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after-tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Matching contributions to the plan totaled $3.2 million, $3.1 million and $3.0 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

12. Other Expense, Net:

Other expense, net is comprised of the following:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Foreign currency exchange losses, net	$(276)	$(4,091)	$(73)
Other	131	239	(68)
Total other expense, net	$(145)	$(3,852)	$(141)

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes:

The components of income tax expense are as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Current:
Federal	$40,688	$28,326	$47,963
State	1,156	879	987
Foreign	3,409	4,647	2,901
	45,253	33,852	51,851
Deferred:
Federal	(25,287)	(22,429)	(31,622)
State	(871)	242	(1,506)
Foreign	(318)	(242)	(473)
	(26,476)	(22,429)	(33,601)
Total income tax expense	$18,777	$11,423	$18,250

The income before tax is comprised of the following:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Domestic operations	$207,747	$107,640	$239,527
Foreign operations	$12,700	$24,942	$2,057

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, to income before provision for income taxes as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands, except for percentages)
Federal income tax provision at statutory rate	$46,294	$27,842	$50,732
State taxes, net of federal effect	2,171	1,389	467
Foreign taxes, net of federal effect	854	(2,000)	(481)
Foreign Derived Intangible Income (“FDII”) Deduction	(16,960)	(12,662)	(25,445)
US tax on foreign source income	(207)	184	1,423
Tax effect of share-based compensation	(6,883)	(2,288)	(2,497)
Non-deductible officer's compensation	3,412	2,301	1,910
Research and development tax credit	(6,640)	(6,410)	(7,146)
Change in tax reserves	(2,648)	(1,133)	(1,084)
Change in valuation allowance	(1,790)	2,180	(276)
Withholding taxes	785	640	937
Other	389	1,380	(290)
Provision for income taxes	$18,777	$11,423	$18,250
Effective tax rate	9%	9%	8%

Prior year amounts were reclassified to conform to current year classification requirements for comparability purposes. The total tax provision amounts remained unchanged.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities are comprised of the following:

	December 28, 2024	December 30, 2023
	(in thousands)
Deferred tax assets:
Reserves and accruals	$20,315	$16,658
Deferred revenue	4,677	4,082
Share-based compensation	3,792	3,495
Tax credit carryforward	12,170	13,960
Net operating losses	1,618	1,088
Depreciation and amortization	162	156
Capitalized research and development	48,943	34,165
Operating lease liabilities	2,968	3,744
Other	1,162	2,875
Gross deferred tax assets	95,807	80,223
Less: valuation allowance	(12,170)	(13,960)
Total deferred tax assets after valuation allowance	83,637	66,263
Deferred tax liabilities:
Depreciation and amortization	(38,144)	(43,908)
Operating lease right of use assets	(2,682)	(3,519)
Other	(4)	—
Gross deferred tax liabilities	(40,830)	(47,427)
Net deferred tax assets	$42,807	$18,836

At December 28, 2024 and December 30, 2023, the Company had recorded valuation allowances of $12.2 million and $14.0 million, respectively, on a certain portion of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized. The Company maintains a valuation allowance against its federal foreign tax credit carryforwards of $0.3 million and state research and development credits of $11.9 million.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment. In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 28, 2024, the Company relied primarily on the reversal of deferred tax liabilities as well as projected future taxable income.

At December 28, 2024, the Company had tax effected federal, state, and foreign net operating loss carryforwards of $0.5 million, $0.9 million and $0.2 million, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates beginning in 2033 through 2049.

At December 28, 2024, the Company had foreign tax credit carryforwards and state research & development credits of $0.3 million, and $16.8 million, respectively. The foreign tax credit carryforwards are set to expire at various dates beginning December 31, 2032. The state research & development credit carryforwards are set to expire at various dates beginning December 31, 2028.

As of December 28, 2024, the Company has not provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs. The Company has accrued $0.5 million for additional foreign withholding taxes from an expected liquidating distribution from its Israel entity.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total amount of unrecognized tax benefits are as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Balance, beginning of the period	$13,142	$13,010	$12,373
Gross increases—tax positions in prior period	1,416	29	456
Gross decreases—tax positions in prior period	(33)	(100)	—
Gross increases—current-period tax positions	1,761	1,785	1,729
Closure of audit/statute limitation	(3,291)	(1,582)	(1,548)
Balance, end of the period	$12,995	$13,142	$13,010

The unrecognized tax benefits at December 28, 2024 and December 30, 2023 were $13.0 million and $13.1 million, respectively, of which $6.7 million and $7.2 million, respectively, would be reflected as an adjustment to income tax expense if recognized. The year over year decrease from 2023 to 2024 is primarily due to expiring tax statutes, offset by additional unrecognized tax benefits related to foreign net operating losses. It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company recognized approximately $(223) thousand, $146 thousand and $149 thousand, respectively, in interest and penalties (benefit) expense associated with uncertain tax positions. As of December 28, 2024 and December 30, 2023, the Company had accrued interest and penalties expense included in the table of unrecognized tax benefits of $564 thousand and $823 thousand, respectively.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on marketable securities	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at January 1, 2022	$1,764	$(448)	$1,316
Net current period other comprehensive loss	(8,879)	(2,447)	(11,326)
Balance at December 31, 2022	(7,115)	(2,895)	(10,010)
Net current period other comprehensive income (loss)	(1,549)	3,660	2,111
Balance at December 30, 2023	(8,664)	765	(7,899)
Net current period other comprehensive loss	(5,827)	(137)	(5,964)
Balance at December 28, 2024	$(14,491)	$628	$(13,863)

For the twelve months ended December 28, 2024, December 30, 2023 and December 31, 2022, tax effects on net income of amounts recorded in other comprehensive income (loss) were $(36.8) thousand, $0.9 million and $(0.7) million, respectively.

15. Segment Reporting and Geographic Information:

The Company is organized and operates as one operating and reportable segment; the design, development, manufacture and support of high-performance control metrology, defect inspection, lithography and data analysis systems used by microelectronics device manufacturers. This determination is based on the management approach which designates internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

The CODM uses net income as the measure of profit or loss to allocate resources and assess performance. The CODM regularly reviews net income as reported on the Company’s consolidated statements of operations. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding whether to reinvest profits, propose share repurchase, or pursue strategic mergers and acquisitions.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Revenue	$987,321	$815,868	$1,005,183
Less:
Restructuring expenses (1)	23,077	10,599	—
Merger and acquisitions related expenses (2)	7,652	2,607	5,761
Litigation expenses (3)	27	11,337	3,935
Cost of revenue (excluding 1 & 2)	457,855	388,429	465,883
Research and development (excluding 1 & 2)	109,572	103,656	105,648
Sales and marketing (excluding 1 & 2)	75,911	61,604	65,558
General and administrative (excluding 1, 2 & 3)	76,687	66,736	66,400
Amortization	49,437	54,822	55,284
Operating income	187,103	116,078	236,714
Interest income, net	33,489	20,356	5,011
Other expense, net	(145)	(3,852)	(141)
Provision for income taxes	18,777	11,423	18,250
Net income	$201,670	$121,159	$223,334

The following table lists the different sources of revenue:

	Year Ended
	December 28, 2024		December 30, 2023		December 31, 2022
	(in thousands, except for percentages)
Systems and software	$850,443	86%	$683,316	84%	$865,707	86%
Parts	76,584	8%	74,604	9%	84,266	8%
Services	60,294	6%	57,948	7%	55,210	6%
Total revenue	$987,321	100%	$815,868	100%	$1,005,183	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Revenue from third parties:
Taiwan	$307,538	$141,915	$199,104
South Korea	285,695	169,323	224,172
China	116,387	136,940	250,968
United States	104,109	130,292	121,487
Southeast Asia	64,912	87,585	71,062
Japan	56,999	93,831	58,133
Europe	51,681	55,982	80,256
Total revenue	$987,321	$815,868	$1,005,183

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following customers represented 10% or more of the Company’s total revenue for the respective years:

	Year Ended
Customer	December 28, 2024	December 30, 2023	December 31, 2022
Customer A	23%	14%	15%
Customer B	17%	19%	13%
Customer C	12%	^	11%

^ Total customer revenue was less than 10% of total revenue.

Two customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at December 28, 2024, representing, in the aggregate approximately 47% of the Company’s total net accounts receivable.

Two customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at December 30, 2023, representing, in the aggregate approximately 29% of the Company’s total net accounts receivable.

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

The Company’s basic and diluted earnings per share amounts are as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands, except for per share data)
Numerator:
Net income	$201,670	$121,159	$223,334
Denominator:
Basic earnings per share - weighted average shares outstanding	49,343	48,971	49,424
Effect of potential dilutive securities:
Restricted stock units, employee stock purchase grants and stock options - dilutive shares	317	347	340
Diluted earnings per share - weighted average shares outstanding	49,660	49,318	49,764
Earnings per share:
Basic	$4.09	$2.47	$4.52
Diluted	$4.06	$2.46	$4.49

17. Share Repurchase Authorization:

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the twelve months ended December 28, 2024, the Company repurchased and retired 157 thousand shares of its common stock under this repurchase authorization. At December 28, 2024, there was $174.9 million available for future share repurchases under this share repurchase authorization.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the Company’s stock repurchases:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands, except for per share data)
Shares of common stock repurchased	157	46	1,018
Cost of stock repurchased	$25,065	$3,197	$65,257
Average price paid per share	$159.16	$69.29	$64.09

18. Restructuring

From time to time, the Company approves restructuring plans, which include workforce reductions, to streamline operations and align the Company’s cost structure with its business outlook. These restructuring plans may result in charges to cost of goods sold for streamlining of certain manufacturing activities or for inventory write-downs primarily related to the exit of older product lines. Charges to operating expenses primarily include employee severance costs that are paid during the period incurred, and charges for streamlining of certain operating activities.

Restructuring expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
	(in thousands)
Cost of goods sold	$14,068	$7,027	$-
Operating expenses	9,009	3,572	-
Total restructuring expenses	$23,077	$10,599	$-

ONTO INNOVATION INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Fiscal Year 2024:
Allowance for credit losses	$2,659	$100	$—	$174	$2,585
Deferred tax valuation allowance	13,960	—	—	1,790	12,170
Fiscal Year 2023:
Allowance for credit losses	$1,572	$245	$1,200	$358	$2,659
Deferred tax valuation allowance	11,772	2,188	—	—	13,960
Fiscal Year 2022:
Allowance for credit losses	$1,303	$356	$—	$87	$1,572
Deferred tax valuation allowance	10,948	824	—	—	11,772

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Onto Innovation Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 25, 2025

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 25, 2025
Michael P. Plisinski

/s/ Mark R. Slicer	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2025
Mark R. Slicer

/s/ Leo Berlinghieri	Director	February 25, 2025
Leo Berlinghieri

/s/ Stephen D. Kelley	Director	February 25, 2025
Stephen D. Kelley

/s/ Susan D. Lynch	Director	February 25, 2025
Susan D. Lynch

/s/ David B. Miller	Director	February 25, 2025
David B. Miller

/s/ Stephen S. Schwartz	Director	February 25, 2025
Stephen S. Schwartz

/s/ Christopher A. Seams	Director	February 25, 2025
Christopher A. Seams

/s/ May Su	Director	February 25, 2025
May Su

/s/ Christine A. Tsingos	Director	February 25, 2025
Christine A. Tsingos