Form 10-Q
period 2025-03-29
ONTO INNOVATION INC.
filed 2025-05-08
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2025

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

The number of outstanding shares of the Registrant’s Common Stock on April 15, 2025 was 48,874,349.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Revenue	$266,607	$228,846
Cost of revenue	123,374	110,561
Gross profit	143,233	118,285
Operating expenses:
Research and development	28,030	26,554
Sales and marketing	19,716	18,318
General and administrative	23,908	17,563
Amortization	8,445	13,112
Total operating expenses	80,099	75,547
Operating income	63,134	42,738
Interest income, net	9,266	7,361
Other (expense) income, net	(743)	793
Income before provision for income taxes	71,657	50,892
Provision for income taxes	7,562	4,039
Net income	$64,095	$46,853
Earnings per share:
Basic	$1.30	$0.95
Diluted	$1.30	$0.94
Weighted average number of shares outstanding:
Basic	49,180	49,230
Diluted	49,408	49,638

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net income	$64,095	$46,853
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	338	(657)
Change in currency translation adjustments	2,013	(2,593)
Total other comprehensive income (loss), net of tax	2,351	(3,250)
Total comprehensive income	$66,446	$43,603

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$203,727	$212,945
Marketable securities	646,884	639,383
Accounts receivable, less allowance of $2,090 and $2,585	291,583	308,142
Inventories, net	292,657	286,979
Prepaid expenses and other current assets	34,454	30,073
Total current assets	1,469,305	1,477,522
Property, plant and equipment, net	127,152	123,868
Goodwill	330,037	329,980
Identifiable intangible assets, net	119,012	127,457
Deferred income taxes	46,641	42,811
Other assets	22,905	15,453
Total assets	$2,115,052	$2,117,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,364	$56,261
Accrued liabilities	41,669	49,974
Deferred revenue	39,206	33,828
Other current liabilities	38,238	30,026
Total current liabilities	174,477	170,089
Deferred and other tax liabilities	4	4
Other non-current liabilities	20,949	21,116
Total liabilities	195,430	191,209
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,259,964	1,275,146
Accumulated other comprehensive loss	(11,512)	(13,863)
Accumulated earnings	671,121	664,550
Total stockholders’ equity	1,919,622	1,925,882
Total liabilities and stockholders’ equity	$2,115,052	$2,117,091

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net income	$64,095	$46,853
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	8,445	13,112
Amortization (accretion) of premium (discount) on marketable securities, net	(1,537)	(1,585)
Depreciation	4,395	3,388
Share-based compensation	6,814	6,486
Provision for inventory valuation	1,534	2,197
Deferred income taxes	(3,774)	(5,556)
Other, net	1,171	(691)
Changes in operating assets and liabilities	10,837	(7,073)
Net cash and cash equivalents provided by operating activities	91,980	57,131
Cash flows from investing activities:
Purchases of marketable securities	(208,526)	(207,743)
Proceeds from maturities and sales of marketable securities	203,012	122,902
Purchases of property, plant and equipment	(8,233)	(6,975)
Purchases of non-marketable equity securities	(8,000)	—
Acquisitions, net of cash acquired	(57)	—
Net cash and cash equivalents used in investing activities	(21,804)	(91,816)
Cash flows from financing activities:
Purchases and retirement of common stock	(75,015)	—
Tax payments related to shares withheld for share-based compensation plans	(8,684)	(9,088)
Issuance of shares through share-based compensation plans	4,179	4,015
Net cash and cash equivalents used in financing activities	(79,520)	(5,073)
Effect of exchange rate changes on cash and cash equivalents	126	(2,857)
Net decrease in cash and cash equivalents	(9,218)	(42,615)
Cash and cash equivalents at beginning of period	212,945	233,508
Cash and cash equivalents at end of period	$203,727	$190,893

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$770	$921

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882
Net income	.	—	—	—	64,095	64,095
Share-based compensation	—	—	6,814	—	—	6,814
Issuance of shares through share-based compensation plans, net	140	—	4,179	—	—	4,179
Purchases of common stock	(492)	—	(17,491)	—	(57,524)	(75,015)
Share-based compensation plan withholdings	(49)	—	(8,684)	—	—	(8,684)
Currency translation	—	—	—	2,013	—	2,013
Unrealized loss on investments	—	—	—	338	—	338
Balance at March 29, 2025	48,837	$49	$1,259,964	$(11,512)	$671,121	$1,919,622

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Net income	—	—	—	—	46,853	46,853
Share-based compensation	—	—	6,486	—	—	6,486
Issuance of shares through share-based compensation plans, net	169	—	4,015	—	—	4,015
Share-based compensation plan withholdings	(53)	—	(9,088)	—	—	(9,088)
Currency translation	—	—	—	(2,593)	—	(2,593)
Unrealized loss on investments	—	—	—	(657)	—	(657)
Balance at March 30, 2024	49,202	$49	$1,263,442	$(11,149)	$529,209	$1,781,551

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three month period ended March 29, 2025 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission on February 25, 2025. The accompanying Condensed Consolidated Balance Sheet at December 28, 2024 has been derived from the audited consolidated financial statements included in the 2024 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending January 3, 2026 (“fiscal year 2025”) is a 53-week fiscal year. The first quarter of the Company’s fiscal year 2025 ended on March 29, 2025, the second quarter ends on June 28, 2025 and the third quarter ends on September 27, 2025. Our fiscal year ended December 28, 2024 was a 52-week fiscal year. The first quarter of the fiscal year ended December 28, 2024 ended on March 30, 2024.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 29, 2025, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, that are of significance, or potential significance, to the Company.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 29, 2025 and December 28, 2024:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	March 29, 2025	December 28, 2024
	(in thousands)
Assets:
Available-for-sale debt securities:
Government notes and bonds	$272,881	$284,863
Certificates of deposit	87,224	73,421
Commercial paper	151,651	136,557
Corporate bonds	135,128	144,542
Foreign currency forward contracts	—	61
Total assets	$646,884	$639,444
Liabilities:
Foreign currency forward contracts	$89	$—
Total liabilities	$89	$—

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

Non-recurring Fair Value Measurements

During the three months ended March 29, 2025, the Company invested $8.0 million in the equity of a privately-held company. There were no such investments at December 28, 2024. This non-marketable equity investment is recorded at fair value on a non-recurring basis and is classified as a Level 3 asset in “Other assets” on the Condensed Consolidated Balance Sheets. This non-marketable equity investment is generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and is periodically assessed for impairment when events or circumstances indicate that decline in value may have occurred. As of March 29, 2025, there have been no impairments recorded for the non-marketable equity investment.

NOTE 3. Marketable Securities

At March 29, 2025 and December 28, 2024, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
March 29, 2025
Government notes and bonds	$272,438	$552	$109	$272,881
Certificates of deposit	87,180	52	8	87,224
Commercial paper	151,630	45	24	151,651
Corporate bonds	134,799	345	16	135,128
Total marketable securities	$646,047	$994	$157	$646,884
December 28, 2024
Government notes and bonds	$284,763	$387	$287	$284,863
Certificates of deposit	73,390	49	18	73,421
Commercial paper	136,496	103	42	136,557
Corporate bonds	144,331	283	72	144,542
Total marketable securities	$638,980	$822	$419	$639,383

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, are as follows at March 29, 2025 and December 28, 2024:

	March 29, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$453,458	$453,877	$432,088	$432,616
Due after one through five years	169,544	169,962	140,917	140,792
Due after five through ten years	235	235	235	235
Due after ten years	22,810	22,810	65,740	65,740
Total marketable securities	$646,047	$646,884	$638,980	$639,383

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.” Gross realized gains and losses on available-for-sale securities are included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations and were not material during the three months ended March 29, 2025 and March 30, 2024. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at March 29, 2025 and December 28, 2024 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at March 29, 2025 and December 28, 2024:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 29, 2025
Government notes and bonds	$42,961	$109	$—	$—
Certificates of deposit	26,790	8	—	—
Commercial paper	61,339	24	—	—
Corporate bonds	21,912	16	—	—
Total	$153,002	$157	$—	$—
December 28, 2024
Government notes and bonds	$37,636	$287	$—	$—
Certificates of deposit	8,260	18	—	—
Commercial paper	18,317	42	—	—
Corporate bonds	13,260	71	3,200	1
Total	$77,473	$418	$3,200	$1

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 29, 2025 and December 28, 2024, these contracts were denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars, and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 29, 2025 and December 28, 2024 were as follows:

	March 29, 2025	December 28, 2024
	(in thousands)
Notional amount	$44,928	$45,883
Fair value of (asset) liability	$89	$(61)

NOTE 5. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Balance, beginning of the period	$329,980	$315,811
Acquired business	57	—
Balance, end of the period	$330,037	$315,811

Purchased Intangible Assets

Purchased intangible assets as of March 29, 2025 and December 28, 2024 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
March 29, 2025
Finite-lived intangibles:
Developed technology	$387,716	$305,014	$82,702
Customer and distributor relationships	73,321	40,517	32,804
Trademarks and trade names	14,171	10,665	3,506
Total identifiable intangible assets	$475,208	$356,196	$119,012
December 28, 2024
Finite-lived intangibles:
Developed technology	$387,716	$298,013	$89,703
Customer and distributor relationships	73,321	39,370	33,951
Trademarks and trade names	14,171	10,368	3,803
Total identifiable intangible assets	$475,208	$347,751	$127,457

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Expense
Fiscal Year:	(in thousands)
2025 (remainder)	$25,336
2026	32,588
2027	24,367
2028	13,482
2029	6,232
2030	6,109
Thereafter	10,898
Total	$119,012

NOTE 6. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Materials	$182,249	$176,814
Work-in-process	85,953	91,672
Finished goods	24,455	18,493
Total inventories, net	$292,657	$286,979

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Machinery and equipment	$89,115	$86,317
Land and building	47,829	46,583
Computer equipment and software	36,440	32,755
Leasehold improvements	20,644	20,405
Furniture and fixtures	3,805	4,081
Total property, plant and equipment, gross	197,833	190,141
Accumulated depreciation	(70,681)	(66,273)
Total property, plant and equipment, net	$127,152	$123,868

Other assets

Other assets are comprised of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Operating lease right-of-use assets	$13,486	$13,939
Non-marketable equity securities	8,000	—
Other	1,419	1,514
Total other assets	$22,905	$15,453

Accrued liabilities

Accrued liabilities are comprised of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Payroll and related expenses	$30,596	$39,850
Warranty	11,004	10,075
Other	69	49
Total accrued liabilities	$41,669	$49,974

Other current liabilities

Other current liabilities are comprised of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Customer deposits	$7,396	$10,700
Current operating lease obligations	5,953	5,416
Income tax payable	18,854	8,492
Accrued professional fees	822	618
Other accrued taxes	1,136	839
Other	4,077	3,961
Total other current liabilities	$38,238	$30,026

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Non-current operating lease obligations	$8,661	$9,743
Unrecognized tax benefits (including interest)	5,882	5,489
Deferred revenue	4,393	4,009
Other	2,013	1,875
Total other non-current liabilities	$20,949	$21,116

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Balance, beginning of the period	$10,858	$9,380
Accruals	3,773	2,761
Usage	(2,639)	(2,903)
Balance, end of the period	$11,992	$9,238

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

Line of Credit

The Company has a credit agreement with a bank that provides for a variable-rate line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100.0 million. The available line of credit as of March 29, 2025 was $100.0 million with an available interest rate of 5.0%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Point-in-time	$249,279	$213,850
Over-time	17,328	14,996
Total revenue	$266,607	$228,846

See Note 14 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Assets and Contract Liabilities

Contract assets consist of amounts we have not invoiced but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Condensed Consolidated Balance Sheets. As of March 29, 2025 and December 28, 2024, the Company had contract assets of $8.2 million and $10.1 million, respectively.

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, these amounts are recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of March 29, 2025 and December 28, 2024, the Company carried a long-term deferred revenue balance of $4.4 million and $4.0 million, respectively.

Changes in deferred revenue were as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Balance, beginning of the period	$37,836	$27,225
Deferral of revenue	28,982	17,303
Recognition of current year deferred revenue	(8,987)	(6,123)
Recognition of prior period deferred revenue	(14,232)	(9,526)
Balance, end of the period	$43,599	$28,879

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the nine months ended March 29, 2025 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2024	409	$132.39
Granted	128	$129.27
Vested	(110)	$108.09
Forfeited	(6)	$138.19
Nonvested at March 29, 2025	421	$137.72

Of the 421 thousand nonvested shares outstanding at March 29, 2025, 332 thousand are service-based RSUs and 89 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s common stock at the date of grant. The fair value of the Company’s market-based PRSUs granted during fiscal years 2025 and 2024 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $140.94 and $251.51, respectively.

Share-Based Compensation Expense

The following table presents the detail of share-based compensation expense amounts included in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Cost of revenue	$1,107	$1,136
Research and development	1,062	1,287
Sales and marketing	1,339	1,217
General and administrative	3,306	2,846
Total share-based compensation expense	$6,814	$6,486

As of March 29, 2025 and December 28, 2024, there was $35.4 million and $29.2 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 1.5 and 1.3 years following both March 29, 2025 and December 28, 2024, respectively.

NOTE 10. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Foreign currency exchange (losses) gains, net	$(762)	$642
Other	19	151
Total other (expense) income, net	$(743)	$793

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Income before income taxes	$71,657	$50,892
Provision for income taxes	$7,562	$4,039
Effective tax rate	11%	8%

The income tax provision for the three months ended March 29, 2025 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The increase in the Company’s income tax provision for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 was primarily due to an increase in quarterly earnings as well as fewer excess benefits associated with equity compensation. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the unrealizability of such deferred tax assets is more likely than not. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $12.2 million at each of March 29, 2025 and December 28, 2024.

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

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands, except for per share data)
Numerator:
Net income	$64,095	$46,853
Denominator:
Basic earnings per share - weighted average shares outstanding	49,180	49,230
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	228	408
Diluted earnings per share - weighted average shares outstanding	49,408	49,638
Earnings per share:
Basic	$1.30	$0.95
Diluted	$1.30	$0.94

NOTE 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale marketable securities	Accumulated other comprehensive loss
	(in thousands)
Balance at December 28, 2024	$(14,491)	$628	$(13,863)
Net current period other comprehensive income	2,013	338	2,351
Balance at March 29, 2025	$(12,478)	$966	$(11,512)

	Foreign currency translation adjustments	Net unrealized (losses) gains on available-for-sale marketable securities	Accumulated other comprehensive loss
	(in thousands)
Balance at December 30, 2023	$(8,664)	$765	$(7,899)
Net current period other comprehensive (loss) income	(2,593)	(657)	(3,250)
Balance at March 30, 2024	$(11,257)	$108	$(11,149)

For the three months ended March 29, 2025, tax effects on net income of amounts recorded in other comprehensive income was $94 thousand. For the three months ended March 30, 2024, tax effects on net income of amounts recorded in other comprehensive loss was $181 thousand.

NOTE 14. Segment Reporting and Geographic Information

The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection and metrology, lithography and process control software systems used by microelectronics device manufacturers. Therefore, the Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The CEO allocates resources and assesses performance of the business and other activities at the reportable segment level. The measure of segment assets is reported on the Condensed

Consolidated Balance Sheets as “Total assets.” The CEO does not review segment assets at a level other than that presented in the Company’s Condensed Consolidated Balance Sheets.

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Revenue	$266,607	$228,846
Less:
Adjusted cost of revenue (1)	119,739	109,737
Adjusted research and development (1)	28,720	26,358
Adjusted sales and marketing (1)	19,716	18,223
Adjusted general and administrative (2)	21,937	17,228
Other segment items:
Restructuring expenses (3)	4,758	1,046
Merger and acquisitions related expenses (3)	158	374
Litigation expenses (3)	—	30
Amortization	8,445	13,112
Operating income	63,134	42,738
Interest income, net	9,266	7,361
Other (expense) income, net	(743)	793
Provision for income taxes	7,562	4,039
Net income	$64,095	$46,853

(1) Excludes restructuring expenses and merger and acquisition related expenses
(2) Excludes restructuring expenses, litigation expenses and merger and acquisition related expenses
(3) The Company excludes these expenses in order to provide better comparability between periods as they are not representative of the Company's ongoing operations.

Depreciation expense is a significant expense related to research and development expenses, sales and marketing expenses and general and administrative expenses as shown above. For the three months ended March 29, 2025 and March 30, 2024, depreciation expense was $4.4 million and $3.4 million, respectively.

The following table lists the different sources of revenue:

	Three Months Ended
	March 29,		March 30,
	2025		2024
	(in thousands, except for percentages)
Systems and software	$231,150	87%	$194,836	85%
Parts	18,176	7%	20,108	9%
Services	17,281	6%	13,902	6%
Total revenue	$266,607	100%	$228,846	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Revenue from third parties:
Taiwan	$102,581	$71,103
South Korea	93,314	80,239
United States	25,597	20,868
Europe	16,544	6,229
China	12,176	20,994
Japan	8,369	13,335
Southeast Asia	8,026	16,078
Total revenue	$266,607	$228,846

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Customer A	24%	26%
Customer B	21%	26%
Customer C	14%	12%

Three customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at March 29, 2025, representing, in the aggregate approximately 53% of the Company’s total net accounts receivable.

Two customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at December 28, 2024, representing, in the aggregate approximately 47% of the Company’s total net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 15. Share Repurchase Authorization

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital and accumulated earnings. During the three months ended March 29, 2025, 492 thousand shares of the Company’s common stock were repurchased under the share repurchase authorization. At March 29, 2025, there was $99.9 million available for future share repurchases under this share repurchase authorization.

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

Restructuring expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Cost of goods sold	$3,635	$788
Operating expenses	1,123	258
Total restructuring expenses	$4,758	$1,046

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Form 10-Q, or incorporated by reference in this Form 10-Q, of Onto Innovation Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, as the “Company,” “Onto Innovation,” “we,” “our” or “us”) are considered “forward-looking statements” or are based on “forward-looking statements,” including, but not limited to, those concerning:

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
•
the effects of political, economic, legal, and regulatory changes, including tariffs and trade disputes, or conflicts on our global operations;
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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2024 Form 10-K.

For more information, please see our critical accounting estimates as previously disclosed in the 2024 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 29, 2025	December 28, 2024
	(in thousands, except for percentages and per share data)
Revenue	$266,607	$263,939
Gross profit	$143,233	$132,408
Gross profit as a percent of revenue	54%	50%
Total operating expenses	$80,099	$89,948
Net income	$64,095	$48,817
Diluted earnings per share	$1.30	$0.98
•
In the fiscal quarter ended March 29, 2025 (the “March 2025 quarter”), revenue increased 1% compared to the fiscal quarter ended December 28, 2024 (the “December 2024 quarter”), primarily due to higher sales of our metrology systems to DRAM and NAND customers, partially offset by lower sales of our inspection systems.
•
Gross profit as a percentage of revenue for the March 2025 quarter increased by 4% compared to the December 2024 quarter primarily due to increased volume and favorable change in product mix in the 2025 period and inventory write-downs causing comparatively lower margins during the 2024 period.
•
Operating expenses for the March 2025 quarter decreased by 10.9% compared to the December 2024 quarter primarily due to the write off of in process research and development in the December 2024 quarter.

Our cash, cash equivalents and marketable securities balance decreased to $850.6 million at March 29, 2025, compared to $852.3 million at December 28, 2024. This decrease was primarily the result of cash used for purchases of our common stock of $75.0 million, $8.7 million for tax payments related to net share settlement of employee stock-based compensation plans, capital expenditures of $8.2 million and purchases of non-marketable equity securities of $8.0 million, partially offset by $92.0 million of cash generated from operating activities and $4.2 million of cash from issuance of shares through share-based compensation plans. Employee headcount at March 29, 2025 was approximately 1,555.

In recent years, the United States government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the export rules. However, the export controls have contributed to lower net sales in China for the first fiscal quarter of 2025 compared to the same period in the prior year.

The recent imposition of tariffs by the U.S. government, and countermeasures taken by foreign countries, are likely to have an adverse impact on our business in the near-term. The full extent of the impact is currently uncertain and will depend both on future developments in global trade policy and the extent to which our efforts to mitigate tariffs impacts are successful. We are continuously assessing the impact of tariffs and related governmental actions on our business.

For a discussion of the risks related to our business and operations, see Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three Months Ended March 29, 2025 and March 30, 2024

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $266.6 million increased 16.5% for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024, for which revenue totaled $228.8 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars and as percentages of our total revenue:

	Three Months Ended
	March 29,		March 30,
	2025		2024
	(in thousands, except for percentages)
Systems and software	$231,150	87%	$194,836	85%
Parts	18,176	7%	20,108	9%
Services	17,281	6%	13,902	6%
Total revenue	$266,607	100%	$228,846	100%

Total systems and software revenue increased $36.3 million for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024. The increase for the three months ended March 29, 2025 was primarily attributed to increased shipments of our metrology product lines to DRAM and NAND customers, partially offset by decline in shipments of our inspection and lithography products to specialty device and advanced packaging customers. The increase in total parts and services revenue for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, was primarily due to higher service contract and system upgrade revenue, partially offset by lower parts sales. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls.

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

The following table lists, for the periods indicated, our gross profit in dollars and as percentages of our total revenue:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands, except for percentages)
Gross profit	$143,233	$118,285
Gross profit as a percentage of revenue	53.7%	52.0%

The increase in gross profit as a percentage of revenue for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 was primarily due to increased volume and change in product mix.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $28.0 million for the three month period ended March 29, 2025, as compared to $26.6 million for the three month period ended March 30, 2024. The increase in research and development expenses of $1.4 million for the three month period ended March 29, 2025, as compared to the three month period ended March 30, 2024 was primarily due to increases in compensation costs of $0.4 million, outside service costs of $0.5 million and depreciation and amortization costs of $0.5 million.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $19.7 million for the three month period ended March 29, 2025, compared to $18.3 million for the three month period ended March 30, 2024. The increase in sales and marketing expenses of $1.4 million for the three month period ended March 29, 2025, as compared to the three month period ended March 30, 2024, was primarily due to increases in compensation costs of $1.1 million and travel costs of $0.3 million.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $23.9 million for the three month period ended March 29, 2025, as compared to $17.6 million for the three month period ended March 30, 2024. The increase in general and administrative expenses of $6.3 million for the three month period ended March 29, 2025, as compared to the three month period ended March 30, 2024, was primarily due to increases in compensation costs of $4.9 million, outside service costs of $2.7 million, and depreciation and amortization costs of $0.4 million, partially offset by a decrease in other general expenses of $1.7 million.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $8.4 million for the three month period ended March 29, 2025, compared to $13.1 million for the three month period ended March 30, 2024. The decreases in amortization of identifiable intangible assets of $4.7 million for the three month period ended March 29, 2025, as compared to the three month period ended March 30, 2024, was primarily due to certain assets becoming fully amortized.

Interest income, net. Net interest income was $9.3 million for the three month period ended March 29, 2025, as compared to $7.4 million for the three month period ended March 30, 2024. The increase in net interest income for the three month period ended March 29, 2025, as compared to the three month period ended March 30, 2024, was due to higher cash and marketable securities balances partially offset by lower interest rates during the 2025 period.

Other (expense) income, net. Other expense, net was $0.7 million for the three month period ended March 29, 2025, as compared to other income, net of $0.8 million for the three month period ended March 30, 2024. Foreign exchange losses during the 2025 period versus foreign exchange gains in the 2024 period were the primary drivers contributing to the period over period changes.

Income Taxes. We recorded an income tax provision of $7.6 million for the three month period ended March 29, 2025, as compared to $4.0 million for the three month period ended March 30, 2024. Our effective tax rate of 10.6% for the three month period ended March 29, 2025 differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 7.9% for the three month period ended March 30, 2024 differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following in dollars for the periods indicated:

	March 29, 2025	December 28, 2024
	(in thousands)
Cash and cash equivalents	$203,727	$212,945
Marketable securities	646,884	639,383
Total cash, cash equivalents and marketable securities	$850,611	$852,328

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows in dollars for the periods indicated:

	Three Months Ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Cash provided by operating activities	$91,980	$57,131
Cash used in investing activities	$(21,804)	$(91,816)
Cash used in financing activities	$(79,520)	$(5,073)

Operating Activities

Net cash and cash equivalents provided by operating activities for the three months ended March 29, 2025 were $92.0 million. The net cash and cash equivalents provided by operating activities during the three months ended March 29, 2025 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $81.1 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities for the first three months of fiscal 2025 increased compared to the corresponding period in fiscal 2024 primarily due to improved inventory management, higher cash collections and higher investment income.

Our working capital was $1,294.8 million at March 29, 2025 and $1.307.4 million at December 28, 2024.

Investing Activities

Net cash and cash equivalents used in investing activities for the three months ended March 29, 2025 were $21.8 million. During the three months ended March 29, 2025, net cash and cash equivalents used in investing activities included purchases of marketable securities of $208.5 million, capital expenditures of $8.2 million and purchases of non-marketable equity securities of $8.0 million, partially offset by proceeds from maturities and sales of marketable securities of $203.0 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents used in financing activities for the three months ended March 29, 2025 were $79.5 million. During the three months ended March 29, 2025, financing activities used cash primarily for purchases of common stock of $75.0 million and tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $8.7 million, partially offset by proceeds from sales of shares through share-based compensation plans of $4.2 million.

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. During the three months ended March 29, 2025, we repurchased 492 thousand shares of common stock under this repurchase authorization. As of March 29, 2025, there was $99.9 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a variable-rate line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100.0 million. As of March 29, 2025, the available line of credit was $100.0 million with an available interest rate of 5.0%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of March 29, 2025. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 29, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We need to continually evaluate our global supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. Recent deterioration in the tariff environment, as discussed in more detail herein under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our, business, financial condition and results of operations,” has caused and may continue to cause our costs to increase. If we are unable to successfully negotiate price reductions with our suppliers, adjust our operations to reduce tariff exposure, and/or offset the increased costs by charging higher sales prices, our margins will decline, resulting in an adverse impact to our on business and results of operations. Political instability and/or changes in suppliers may also cause our costs to increase. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of higher tariffs, supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages, high inflation rates, and cost increases attributable to the effects of geopolitical events, such as the Russia-Ukraine conflict. In addition, we source components for certain of our tools from a supplier in Israel. If the conflict in Israel and Gaza and the surrounding area escalates, it could disrupt our supply chain, resulting in a material adverse impact on our business.

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

Our efforts to mitigate any cost increases, including any cost increases resulting from existing or future tariffs, labor impacts and supply chain delays, disruptions and shortages may not be successful, and we cannot predict the duration of these current trends or other future increases in operating costs. We may not be able to pass cost increases through to our customers fully (or at all), and if supply chain delays, disruptions and shortages delay delivery of our products, our customers may seek to purchase from our competitors. Any such occurrence may have a material adverse impact on our gross margins and business, financial position, results of operations and cash flows.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.

Variations in the length of our sales cycles could cause our revenue and cash flows, and consequently, our business, financial condition, operating results and cash flows to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our inspection and/or film metrology systems, and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors, including, but not limited to:

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

We produce the majority of our systems in our manufacturing facilities in the following locations: Wilmington, Massachusetts; Milpitas, California; Tucson, Arizona; and Bloomington, Minnesota. We also use contract manufacturers in Japan, Taiwan, Vietnam and the United States. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. Restrictions on our access to or operation of manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

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

Risks Related to Our International Operations

Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our business, financial condition and results of operations.

Recent changes in U.S. trade policy have adversely affected and may continue to adversely affect our business. In 2025, the U.S. implemented a number of tariffs on goods imported into the U.S. (“U.S. Tariffs”). While some of the U.S. Tariffs have been paused for a period of 90 days, certain U.S. Tariffs are currently in effect, including a base tariff on all imports into the U.S. and additional tariffs on imports into the U.S. from China. In addition, in retaliation for the tariffs imposed on U.S. imports, a number of other countries, including China, announced reciprocal tariffs on goods imported from the U.S. While most countries paused their reciprocal tariffs on U.S. imported goods, those reciprocal tariffs could be reinstated at any time. China has imposed reciprocal tariffs on all U.S. goods imported into China (“China Tariffs”). The U.S. Tariffs, China Tariffs, as well as tariffs imposed by other countries, may continue to evolve. As discussed above under the heading “If we do not manage our supply chain effectively, our operating results may be adversely affected, and any increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could lower our margins or result in lost sales,” the U.S. Tariffs have increased, and may continue to increase, our supply chain costs. The China Tariffs, and any other reciprocal tariffs that may be reinstated by other countries, has harmed and may continue to harm demand for our products from customers in those regions, or may cause our customers in those regions to push out or cancel previously placed purchase orders.

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

The effect of these changes, among others, is that Onto Innovation is required to conduct additional end-use diligence and, in some instances, obtain export licenses before providing products to certain customers. There can be no assurance that export licenses applied for by us or our customers will be granted in a timely manner or at all. We have experienced and may continue to experience a temporary loss of revenues while we are obtaining licenses with certain customers affected by export controls. Failure to obtain any required license could result in a reduction of anticipated revenues until we are able to replace unlicensed orders with other customer orders for which a license has been obtained or is not required, and there can be no assurance that replacement orders will be obtained on favorable terms, in a timely manner, or at all. In addition, any licenses that are granted to us or to our customers may have a short duration or require us to satisfy various conditions, and it is possible that licenses that have been granted may be revoked or we may not be successful in obtaining reissuance of such licenses upon their expiration or in the event modifications are required to a previously issued license. Any of these occurrences could have a material adverse effect on our revenues, business, financial condition and results of operations. Further, we hold inventory of products that may be affected by these recent U.S. government actions, including potential order cancellations. If the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals also put us at a disadvantage relative to our non-U.S. competitors who may not be required to comply with U.S. export controls. These difficulties and uncertainties have adversely affected our ability to compete for and win business from domestic customers in China.

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

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. The cost of maintaining compliance under multiple and changing regulatory regimes may adversely affect our business, financial condition and results of operations, and, in the case of export controls, has adversely affected and may continue to adversely affect our results of operations. As discussed herein under the heading “Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our business, financial condition and results of operations,” the U.S. government issued new export control rules between 2022 and 2025 aimed at restricting China’s access to semiconductor equipment and advanced computing technology, among other things. To comply with the new rules, Onto Innovation has had to expend time and resources that might otherwise have been used for revenue generating activities. Further regulatory changes could require additional diversion of resources to compliance efforts. In addition, in the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

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

In addition, due to the complex relationships among China, Hong Kong, Taiwan, and the United States, there is risk that political, diplomatic, and national security influences might lead to further trade, technology, or capital disputes, or disruptions affecting the semiconductor industry. In particular, the escalation of geopolitical tensions between China and Taiwan may cause disruptions in the markets in which we operate and lead to a decreased demand for our products, which could adversely affect our business in Asia or have a negative impact on the regional or global economy.

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

Our business may also be affected by public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola). The effects of a public health crisis may affect our operations and those of our suppliers, third-party service providers, and customers. The extent to which the economic effects of a public health crisis could impact our business, results of operations, and financial conditions are difficult to predict, and depend on numerous evolving factors including any future resurgences of the public health crisis and the intensity and duration of any resulting adverse macroeconomic conditions. A public health crisis could expose our business, results of operations, and financial condition to the following adverse impacts: disruptions to our supply chain in connection with the sourcing of materials, support, and services; disruption of operations due to unavailability of employees as a result of illness, travel restrictions and other factors; and a decrease in demand for our products. Any sustained or prolonged public health crises, or any ongoing, worsening or recurring supply chain disruptions or macroeconomic effects of such crises could have a material adverse effect on our business, results of operations, legal exposure, or financial condition and may also heighten many of the other risks described in this “Risk Factors” section.

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Due to the pace of legislative changes and the scale of our business activities, any substantial changes in tax policies or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations. For example, beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. The requirement reduced our cash flows for 2022, 2023 and 2024, and may continue to reduce our cash flows. In addition, any changes to U.S. and global corporate income tax laws, including increasing U.S. taxation of international business operations and imposing a global minimum tax could have a negative impact on our tax position in the future. Many countries and organizations, such as the OECD, which is discussed further below, are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. There were 492 thousand shares of common stock repurchased under this authorization during the three months ended March 29, 2025. There was $99.9 million available for future share repurchases under this share repurchase authorization at March 29, 2025. For further information, see Note 15, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three months ended March 29, 2025, we withheld 49 thousand shares through net share settlements. For the three months ended March 29, 2025, net share settlements cost $8.7 million. Please refer to Note 9, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended March 29, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
	(in thousands, except for per share data)
Dec 29, 2024 to Jan 28, 2025	1	$201.06	—	$174,935
Jan 29, 2025 to Feb 28, 2025	536	$154.52	492	$99,935
Mar 1, 2025 to Mar 29, 2025	4	$145.23	—	$99,935
Three months ended March 29, 2025	541	$154.56	492

[1] Includes 1 thousand, 44 thousand and 4 thousand shares withheld through net share settlements for each respective period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended March 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

Onto Innovation Inc.

Date:	May 8, 2025	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 8, 2025	By:	/s/ Mark R. Slicer
Mark R. Slicer
Chief Financial Officer and Principal Accounting Officer