Form 10-Q
period 2025-06-28
ONTO INNOVATION INC.
filed 2025-08-07
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2025

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

The number of outstanding shares of the Registrant’s Common Stock on July 15, 2025 was 49,003,572.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Revenue	$253,597	$242,327	$520,204	$471,172
Cost of revenue	131,475	114,091	254,849	224,651
Gross profit	122,122	128,236	265,355	246,521
Operating expenses:
Research and development	35,292	27,044	63,322	53,599
Sales and marketing	14,910	18,921	34,626	37,184
General and administrative	25,003	19,705	47,788	37,065
Amortization	8,446	13,112	16,891	26,224
Restructuring and other	6,224	621	7,347	879
Total operating expenses	89,875	79,403	169,974	154,951
Operating income	32,247	48,833	95,381	91,570
Interest income, net	8,631	8,496	17,897	15,857
Other (expense) income, net	(1,137)	(60)	(1,880)	734
Income before provision for income taxes	39,741	57,269	111,398	108,161
Provision for income taxes	5,830	4,320	13,392	8,359
Net income	$33,911	$52,949	$98,006	$99,802
Earnings per share:
Basic	$0.69	$1.07	$2.00	$2.02
Diluted	$0.69	$1.07	$1.99	$2.01
Weighted average number of shares outstanding:
Basic	48,925	49,342	49,053	49,286
Diluted	49,016	49,674	49,213	49,656

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net income	$33,911	$52,949	$98,006	$99,802
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	(106)	(201)	232	(858)
Change in currency translation adjustments	6,868	(1,996)	8,881	(4,589)
Total other comprehensive income (loss), net of tax	6,762	(2,197)	9,113	(5,447)
Total comprehensive income	$40,673	$50,752	$107,119	$94,355

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$217,470	$212,945
Marketable securities	677,466	639,383
Accounts receivable, less allowance of $2,106 at June 28, 2025 and $2,585 at December 28, 2024	285,329	308,142
Inventories, net	270,219	286,979
Prepaid expenses and other current assets	43,922	30,073
Total current assets	1,494,406	1,477,522
Property, plant and equipment, net	132,987	123,868
Goodwill	330,037	329,980
Identifiable intangible assets, net	110,566	127,457
Deferred income taxes	50,245	42,811
Other assets	22,025	15,453
Total assets	$2,140,266	$2,117,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,863	$56,261
Accrued liabilities	49,764	49,974
Deferred revenue	39,036	33,828
Other current liabilities	29,118	30,026
Total current liabilities	155,781	170,089
Deferred and other tax liabilities	4	4
Other non-current liabilities	21,215	21,116
Total liabilities	177,000	191,209
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,262,935	1,275,146
Accumulated other comprehensive loss	(4,750)	(13,863)
Accumulated earnings	705,032	664,550
Total stockholders’ equity	1,963,266	1,925,882
Total liabilities and stockholders’ equity	$2,140,266	$2,117,091

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net income	$98,006	$99,802
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	16,891	26,224
Amortization (accretion) of premium (discount) on marketable securities, net	(3,030)	(3,430)
Depreciation	10,237	6,921
Share-based compensation	13,492	14,730
Provision for inventory valuation	18,060	3,941
Deferred income taxes	(7,272)	(10,823)
Other, net	4,733	(827)
Changes in operating assets and liabilities	(1,194)	(14,108)
Net cash and cash equivalents provided by operating activities	149,923	122,430
Cash flows from investing activities:
Purchases of marketable securities	(419,312)	(394,756)
Proceeds from maturities and sales of marketable securities	384,554	248,084
Purchases of property, plant and equipment	(22,005)	(19,228)
Purchases of non-marketable equity securities	(8,000)	—
Acquisitions, net of cash acquired	(57)	—
Net cash and cash equivalents used in investing activities	(64,820)	(165,900)
Cash flows from financing activities:
Purchases and retirement of common stock	(75,015)	—
Tax payments related to shares withheld for share-based compensation plans	(12,390)	(17,959)
Issuance of shares through share-based compensation plans	4,179	4,014
Net cash and cash equivalents used in financing activities	(83,226)	(13,945)
Effect of exchange rate changes on cash and cash equivalents	2,648	(3,522)
Net increase (decrease) in cash and cash equivalents	4,525	(60,937)
Cash and cash equivalents at beginning of period	212,945	233,508
Cash and cash equivalents at end of period	$217,470	$172,571

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$32,641	$21,524

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882
Net income	—	—	—	—	64,095	64,095
Share-based compensation	—	—	6,814	—	—	6,814
Issuance of shares through share-based compensation plans, net	140	—	4,179	—	—	4,179
Purchases of common stock	(492)	—	(17,491)	—	(57,524)	(75,015)
Share-based compensation plan withholdings	(49)	—	(8,684)	—	—	(8,684)
Currency translation	—	—	—	2,013	—	2,013
Unrealized gain on investments	—	—	—	338	—	338
Balance at March 29, 2025	48,837	$49	$1,259,964	$(11,512)	$671,121	$1,919,622
Net income	—	—	—	—	33,911	33,911
Share-based compensation	—	—	6,678	—	—	6,678
Issuance of shares through share-based compensation plans, net	137	—	—	—	—	—
Share-based compensation plan withholdings	(37)	—	(3,707)	—	—	(3,707)
Currency translation	—	—	—	6,868	—	6,868
Unrealized loss on investments	—	—	—	(106)	—	(106)
Balance at June 28, 2025	48,937	$49	$1,262,935	$(4,750)	$705,032	$1,963,266

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Net income	—	—	—	—	46,853	46,853
Share-based compensation	—	—	6,486	—	—	6,486
Issuance of shares through share-based compensation plans, net	169	—	4,015	—	—	4,015
Share-based compensation plan withholdings	(53)	—	(9,088)	—	—	(9,088)
Currency translation	—	—	—	(2,593)	—	(2,593)
Unrealized loss on investments	—	—	—	(657)	—	(657)
Balance at March 30, 2024	49,202	$49	$1,263,442	$(11,149)	$529,209	$1,781,551
Net income	—	—	—	—	52,949	52,949
Share-based compensation	—	—	8,244	—	—	8,244
Issuance of shares through share-based compensation plans, net	181	—	—	—	—	—
Share-based compensation plan withholdings	(44)	—	(8,871)	—	—	(8,871)
Currency translation	—	—	—	(1,996)	—	(1,996)
Unrealized loss on investments	—	—	—	(201)	—	(201)
Balance at June 29, 2024	49,339	$49	$1,262,815	$(13,346)	$582,158	$1,831,676

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to prior-period amounts to conform to current-period presentation. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three and six-month periods ended June 28, 2025 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission on February 25, 2025. The accompanying Condensed Consolidated Balance Sheet at December 28, 2024 has been derived from the audited consolidated financial statements included in the 2024 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending January 3, 2026 (“fiscal year 2025”) is a 53-week fiscal year. The first quarter of the Company’s fiscal year 2025 ended on March 29, 2025, the second quarter ended on June 28, 2025 and the third quarter ends on September 27, 2025. Our fiscal year ended December 28, 2024 was a 52-week fiscal year. The second quarter of the fiscal year ended December 28, 2024 ended on June 29, 2024.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 28, 2025, as compared to the recent accounting pronouncements described in the 2024 Form 10-K, that are of significance, or potential significance, to the Company.

NOTE 2. Acquisitions

Proposed Acquisition

On June 27, 2025, we entered into a definitive agreement to acquire all the outstanding membership interests of Semilab USA LLC (“Semilab USA”) from Semilab International Zrt. (“Semilab”), for $475.0 million in cash (subject to certain customary purchase price adjustments) and 706,215 shares of the Company’s common stock. Based on the closing price of Onto Innovation’s common stock on June 27, 2025, the total transaction value is approximately $545.0 million. The transaction is expected to close in the second half of 2025, subject to the satisfaction of customary closing conditions, including U.S. and Hungarian regulatory approvals.

In the second quarter of fiscal 2025, the Company incurred $2.5 million of transaction-related costs recorded within the caption “General and administrative” in the Company’s Condensed Consolidated Statements of Operations.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 28, 2025 and December 28, 2024:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	June 28, 2025	December 28, 2024
	(in thousands)
Assets:
Available-for-sale debt securities:
Government notes and bonds	$317,410	$284,863
Certificates of deposit	104,617	73,421
Commercial paper	131,287	136,557
Corporate bonds	124,152	144,542
Foreign currency forward contracts	166	61
Total assets	$677,632	$639,444

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

Non-recurring Fair Value Measurements

During the six-month period ended June 28, 2025, the Company invested $8.0 million in the equity of a privately-held company. There were no such investments at December 28, 2024. This non-marketable equity investment is recorded at fair value on a non-recurring basis and is classified as a Level 3 asset in “Other assets” on the Condensed Consolidated Balance Sheets. This non-marketable equity investment is generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and is periodically assessed for impairment when events or circumstances indicate that decline in value may have occurred. As of June 28, 2025, there have been no impairments recorded for the non-marketable equity investment.

NOTE 4. Marketable Securities

At June 28, 2025 and December 28, 2024, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
June 28, 2025
Government notes and bonds	$317,019	$461	$70	$317,410
Certificates of deposit	104,579	45	7	104,617
Commercial paper	131,307	14	34	131,287
Corporate bonds	123,859	312	19	124,152
Total marketable securities	$676,764	$832	$130	$677,466
December 28, 2024
Government notes and bonds	$284,763	$387	$287	$284,863
Certificates of deposit	73,390	49	18	73,421
Commercial paper	136,496	103	42	136,557
Corporate bonds	144,331	283	72	144,542
Total marketable securities	$638,980	$822	$419	$639,383

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, are as follows at June 28, 2025 and December 28, 2024:

	June 28, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$465,829	$466,110	$432,088	$432,616
Due after one through five years	156,700	157,121	140,917	140,792
Due after five through ten years	235	235	235	235
Due after ten years	54,000	54,000	65,740	65,740
Total marketable securities	$676,764	$677,466	$638,980	$639,383

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.” Gross realized gains and losses on available-for-sale securities are included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations and were not material during the three and six-months ended June 28, 2025 and June 29, 2024. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at June 28, 2025 and December 28, 2024 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at June 28, 2025 and December 28, 2024:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 28, 2025
Government notes and bonds	$49,610	$70	$—	$—
Certificates of deposit	25,960	7	—	—
Commercial paper	100,520	34	—	—
Corporate bonds	22,353	19	—	—
Total	$198,443	$130	$—	$—
December 28, 2024
Government notes and bonds	$37,636	$287	$—	$—
Certificates of deposit	8,260	18	—	—
Commercial paper	18,317	42	—	—
Corporate bonds	13,260	71	3,200	1
Total	$77,473	$418	$3,200	$1

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 28, 2025 and December 28, 2024, these contracts were denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars, and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 28, 2025 and December 28, 2024 were as follows:

	June 28, 2025	December 28, 2024
	(in thousands)
Notional amount	$42,691	$45,883
Fair value of asset	$166	$61

NOTE 6. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Six Months Ended
	June 28,	June 29,
	2025	2024
	(in thousands)
Balance, beginning of the period	$329,980	$315,811
Acquired business	57	—
Balance, end of the period	$330,037	$315,811

Purchased Intangible Assets

Purchased intangible assets as of June 28, 2025 and December 28, 2024 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
June 28, 2025
Finite-lived intangibles:
Developed technology	$277,416	$201,716	$75,700
Customer and distributor relationships	66,620	34,963	31,657
Trademarks and trade names	14,171	10,962	3,209
Total identifiable intangible assets	$358,207	$247,641	$110,566
December 28, 2024
Finite-lived intangibles:
Developed technology	$387,716	$298,013	$89,703
Customer and distributor relationships	73,321	39,370	33,951
Trademarks and trade names	14,171	10,368	3,803
Total identifiable intangible assets	$475,208	$347,751	$127,457

During the three and six months ended June 28, 2025, the Company disposed of fully amortized identifiable intangible assets whose gross carrying value totaled $117 million. There were no disposals of identifiable intangible assets during the three and six months ended June 29, 2024.

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Expense
Fiscal Year:	(in thousands)
2025 (remainder)	$16,890
2026	32,588
2027	24,367
2028	13,482
2029	6,232
2030	6,109
Thereafter	10,898
Total	$110,566

NOTE 7. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	June 28, 2025	December 28, 2024
	(in thousands)
Materials	$187,168	$176,814
Work-in-process	56,792	91,672
Finished goods	26,259	18,493
Total inventories, net	$270,219	$286,979

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	June 28, 2025	December 28, 2024
	(in thousands)
Machinery and equipment	$96,251	$86,317
Land and building	47,351	46,583
Computer equipment and software	40,025	32,755
Leasehold improvements	20,749	20,405
Furniture and fixtures	3,791	4,081
Total property, plant and equipment, gross	208,167	190,141
Accumulated depreciation	(75,180)	(66,273)
Total property, plant and equipment, net	$132,987	$123,868

Other assets

Other assets are comprised of the following:

	June 28, 2025	December 28, 2024
	(in thousands)
Operating lease right-of-use assets	$12,348	$13,939
Non-marketable equity securities	8,000	—
Other	1,677	1,514
Total other assets	$22,025	$15,453

Accrued liabilities

Accrued liabilities are comprised of the following:

	June 28, 2025	December 28, 2024
	(in thousands)
Payroll and related expenses	$38,107	$39,850
Warranty	11,605	10,075
Other	52	49
Total accrued liabilities	$49,764	$49,974

Other current liabilities

Other current liabilities are comprised of the following:

	June 28, 2025	December 28, 2024
	(in thousands)
Customer deposits	$6,175	$10,700
Current operating lease obligations	5,251	5,416
Income tax payable	3,874	8,492
Accrued professional fees	3,234	618
Other accrued taxes	6,743	839
Other	3,841	3,961
Total other current liabilities	$29,118	$30,026

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	June 28, 2025	December 28, 2024
	(in thousands)
Non-current operating lease obligations	$8,158	$9,743
Unrecognized tax benefits (including interest)	6,289	5,489
Deferred revenue	4,510	4,009
Other	2,258	1,875
Total other non-current liabilities	$21,215	$21,116

NOTE 8. Commitments and Contingencies

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry. These agreements generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification obligations.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended
	June 28,	June 29,
	2025	2024
	(in thousands)
Balance, beginning of the period	$10,858	$9,380
Accruals	7,053	5,653
Usage	(5,273)	(5,768)
Balance, end of the period	$12,638	$9,265

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

Line of Credit

The Company has a credit agreement with a bank that provides for a variable-rate line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100.0 million. The available line of credit as of June 28, 2025 was $100.0 million with an available interest rate of 5.0%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Point-in-time	$237,414	$227,733	$486,693	$441,582
Over-time	16,183	14,594	33,511	29,590
Total revenue	$253,597	$242,327	$520,204	$471,172

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Assets and Contract Liabilities

Contract assets consist of amounts we have not invoiced but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Condensed Consolidated Balance Sheets. As of June 28, 2025 and December 28, 2024, the Company had contract assets of $5.2 million and $10.1 million, respectively.

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, these amounts are recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of June 28, 2025 and December 28, 2024, the Company carried a long-term deferred revenue balance of $4.5 million and $4.0 million, respectively.

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of the period	$43,599	$28,879	$37,836	$27,225
Deferral of revenue	22,635	17,373	51,616	34,675
Recognition of current year deferred revenue	(14,956)	(10,718)	(29,187)	(20,243)
Recognition of prior period deferred revenue	(7,733)	(4,253)	(16,720)	(10,376)
Balance, end of the period	$43,545	$31,281	$43,545	$31,281

NOTE 10. Share-Based Compensation

The following table presents the detail of share-based compensation expense amounts included in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$895	$1,408	$2,002	$2,545
Research and development	1,292	1,976	2,354	3,262
Sales and marketing	651	1,569	1,990	2,786
General and administrative	3,362	3,291	6,668	6,137
Restructuring and other	478	—	478	—
Total share-based compensation expense	$6,678	$8,244	$13,492	$14,730

As of June 28, 2025, there was $48.4 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years following June 28, 2025.

Equity Awards

The Company granted the following restricted stock units (“RSUs” and each, an “RSU”) and market-based performance restricted stock units (“PSUs” and each, a “PSU”) during the six months ended June 28, 2025:

Awards Granted To:	Type of Award	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Directors	RSU (1)	13	$94.62
Various executives and employees	RSU (2)	249	$101.25
Various executives	PSU (3)	49	$140.94

(1) These awards cliff vest one year from the grant date on May 21, 2026

(2) These awards generally vest ratably over three years, one third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between December 2027 and June 2028.

(3) These awards include PSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest on March 3, 2027 and March 3, 2028 will be from 0% and 200%, depending on achievement of these performance criteria. Total grant date value of these PRSUs is approximately $6.9 million and was valued using the Monte Carlo method.

NOTE 11. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Foreign currency exchange (losses) gains, net	$(1,149)	$(54)	$(1,911)	$589
Other	12	(6)	31	145
Total other (expense) income, net	$(1,137)	$(60)	$(1,880)	$734

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Income before income taxes	$39,741	$57,269	$111,398	$108,161
Provision for income taxes	$5,830	$4,320	$13,392	$8,359
Effective tax rate	15%	8%	12%	8%

The income tax provision for the three and six months ended June 28, 2025 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The increase in the Company’s income tax provision for the three and six months ended June 28, 2025 as compared to the three and six months ended June 29, 2024 was primarily due to fewer excess benefits associated with equity compensation. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the unrealizability of such deferred tax assets is more likely than not. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $12.2 million at each of June 28, 2025 and December 28, 2024.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, the Company expects an increase to tax expense during the third and fourth quarters of 2025, primarily related to changes in the taxation of profits derived from foreign operations, and more specifically, the foreign-derived intangible income deduction. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements. However, as the assessment is ongoing, the Company is not able to quantify the impact on the Consolidated Financial Statements at this time.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units, employee stock purchase grants and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands, except for per share data)
Numerator:
Net income	$33,911	$52,949	$98,006	$99,802
Denominator:
Basic earnings per share - weighted average shares outstanding	48,925	49,342	49,053	49,286
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	91	332	160	370
Diluted earnings per share - weighted average shares outstanding	49,016	49,674	49,213	49,656
Earnings per share:
Basic	$0.69	$1.07	$2.00	$2.02
Diluted	$0.69	$1.07	$1.99	$2.01

NOTE 14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale marketable securities	Accumulated other comprehensive loss
	(in thousands)
Balance at December 28, 2024	$(14,491)	$628	$(13,863)
Net current period other comprehensive income	8,881	232	9,113
Balance at June 28, 2025	$(5,610)	$860	$(4,750)

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale marketable securities	Accumulated other comprehensive loss
	(in thousands)
Balance at December 30, 2023	$(8,664)	$765	$(7,899)
Net current period other comprehensive (loss) income	(4,589)	(858)	(5,447)
Balance at June 29, 2024	$(13,253)	$(93)	$(13,346)

For the six-month period ended June 28, 2025, tax effects on net income of amounts recorded in other comprehensive income was $64 thousand. For the six-month period ended June 29, 2024, tax effects on net income of amounts recorded in other comprehensive loss was $236 thousand.

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

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Revenue	$253,597	$242,327	$520,204	$471,172
Less:
Adjusted cost of revenue (1)	115,284	113,353	235,023	223,090
Adjusted research and development (2)	35,292	27,083	64,012	53,441
Adjusted sales and marketing (2)	14,910	18,881	34,626	37,104
Adjusted general and administrative (3)	22,496	18,480	44,432	35,708
Other segment items:
Restructuring and other (4)	22,415	1,324	27,174	2,370
Merger and acquisitions related (4)	2,507	1,264	2,665	1,638
Litigation (4)	—	(3)	—	27
Amortization	8,446	13,112	16,891	26,224
Operating income	32,247	48,833	95,381	91,570
Interest income, net	8,631	8,496	17,897	15,857
Other (expense) income, net	(1,137)	(60)	(1,880)	734
Provision for income taxes	5,830	4,320	13,392	8,359
Net income	$33,911	$52,949	$98,006	$99,802

(1) Excludes restructuring and other expenses and merger and acquisition related expenses
(2) Excludes merger and acquisition related expenses
(3) Excludes litigation expenses and merger and acquisition related expenses
(4) The Company excludes these expenses in order to provide better comparability between periods as they are not representative of the Company's ongoing operations.

Depreciation expense is a significant expense related to research and development expenses, sales and marketing expenses and general and administrative expenses as shown above. For the six-months ended June 28, 2025 and June 29, 2024, depreciation expense was $10.2 million and $6.9 million, respectively.

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
	2025		2024		2025		2024
	(in thousands, except for percentages)
Systems and software	$214,506	84%	$210,428	87%	$445,656	86%	$405,264	86%
Parts	19,849	8%	16,788	7%	38,025	8%	36,896	8%
Services	19,242	8%	15,111	6%	36,523	6%	29,012	6%
Total revenue	$253,597	100%	$242,327	100%	$520,204	100%	$471,172	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Revenue from third parties:
South Korea	$82,650	$70,705	$175,964	$150,943
Taiwan	65,616	59,630	168,197	130,733
United States	27,556	18,916	53,153	39,784
Japan	33,768	19,278	42,137	32,613
China	17,337	33,115	29,513	54,110
Europe	12,846	16,553	29,390	22,782
Southeast Asia	13,824	24,130	21,850	40,207
Total revenue	$253,597	$242,327	$520,204	$471,172

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Six Months Ended
	June 28,	June 29,
	2025	2024
Customer A	22%	23%
Customer B	18%	20%
Customer C	17%	13%

Two customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at June 28, 2025, representing, in the aggregate approximately 37% of the Company’s total net accounts receivable.

Two customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at December 28, 2024, representing, in the aggregate, approximately 47% of the Company’s total net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 16. Share Repurchase Authorization

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

During the three and six months ended June 28, 2025, 0 and 492 thousand shares of the Company’s common stock were repurchased under the share repurchase authorization, respectively. At June 28, 2025, there was $99.9 million available for future share repurchases under this share repurchase authorization.

NOTE 17. Restructuring and Other

From time to time, the Company approves restructuring plans, which include workforce reductions, to streamline operations and align the Company’s cost structure with its business outlook. These restructuring plans may result in charges to cost of goods sold for streamlining of certain manufacturing activities and other charges, including inventory write-downs primarily related to the exit of older product lines. Charges to operating expenses primarily include employee severance costs that are paid during the period incurred, charges for streamlining of certain operating activities and impairment charges such as plant, property and equipment.

Restructuring and other expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)
Cost of goods sold	$16,191	$703	$19,826	$1,491
Operating expenses	6,224	621	7,347	879
Total restructuring and other	$22,415	$1,324	$27,173	$2,370

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
•
the proposed acquisition of Semilab USA LLC (“Semilab USA”);
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

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially and adversely from those included in such forward-looking statements as a result of various factors, including risks and uncertainties, many of which are beyond Onto Innovation’s control. Such factors include, but are not limited to, the Company’s ability to leverage its resources to improve its position in its core markets; its ability to weather difficult economic environments; its ability to open new market opportunities and target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; fluctuations in customer capital spending; the Company’s ability to effectively manage its supply chain and adequately source components from suppliers to meet customer demand; the effects of political, economic, legal, and regulatory changes, including tariffs and trade disputes, or conflicts on the Company’s global operations; the Company’s ability to adequately protect its intellectual property rights and maintain data security; the effects of natural disasters or public health emergencies on the global economy and on the Company’s customers, suppliers, employees, and business; its ability to effectively maneuver global trade issues and changes in trade and export regulations, tariffs and license policies; the Company’s ability to maintain relationships with its customers and manage appropriate levels of inventory to meet customer demands; failure to consummate or a delay in consummating the acquisition of Semilab USA, including as a result of any failure to obtain the necessary regulatory approvals or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all; and the Company’s ability to successfully integrate acquired businesses and technologies, including the business of Semilab USA and to realize the anticipated benefits of such acquisitions. Additional information and considerations regarding the risks faced by Onto Innovation are available in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025, in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q, and in the other filings that we make with the SEC from time to time. Forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in the 2024 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	June 28, 2025	March 29, 2025
	(in thousands, except for percentages and per share data)
Revenue	$253,597	$266,607
Gross profit	$122,122	$143,233
Gross profit as a percent of revenue	48%	54%
Total operating expenses	$89,875	$80,099
Net income	$33,911	$64,095
Diluted earnings per share	$0.69	$1.30
•
In the fiscal quarter ended June 28, 2025 (the “June 2025 quarter”), revenue decreased 5% compared to the fiscal quarter ended March 29, 2025 (the “March 2025 quarter”), primarily due to lower sales to OSAT, foundry and power customers in the specialty device and advanced packaging market.
•
Gross profit as a percentage of revenue for the June 2025 quarter decreased by 6% compared to the March 2025 quarter primarily due to the write down of excess and obsolete inventory.
•
Operating expenses for the June 2025 quarter increased by 12% compared to the March 2025 quarter primarily due to an increase in restructuring expenses, research and development project costs, and compensation cost.

Our cash, cash equivalents and marketable securities balance increased to $894.9 million at June 28, 2025, compared to $852.3 million at December 28, 2024. This increase was primarily the result of $149.9 million of cash generated from operating activities and $4.2 million of cash from issuance of shares through share-based compensation plans, partially offset by cash used for purchases of our common stock of $75.0 million, capital expenditures of $22.0 million, $12.4 million for tax payments related to net share settlement of employee stock-based compensation plans and purchases of non-marketable equity securities of $8.0 million. Employee headcount at June 28, 2025 was approximately 1,589.

On June 27, 2025, we entered into a definitive agreement to acquire all the outstanding membership interests of Semilab USA from Semilab International Zrt. (“Semilab”), for $475.0 million in cash (subject to certain customary purchase price adjustments) and 706,215 shares of our common stock. Based on the closing price of Onto Innovation’s common stock on June 27, 2025, the total transaction value is approximately $545.0 million. The transaction is expected to close in the second half of 2025, subject to the satisfaction of customary closing conditions, including U.S. and Hungarian regulatory approvals. See Note 2, “Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

The United States government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China.

The recent imposition of tariffs by the U.S. government, and countermeasures taken by foreign countries, has had and will likely continue to have an adverse impact on our business in the near-term. The full extent of the impact is currently uncertain and will depend both on future developments in global trade policy and the extent to which our efforts to mitigate tariffs impacts are successful. We are continuously assessing the impact of tariffs and related governmental actions on our business.

For a discussion of the risks related to our business and operations, see Part I, Item 1A – Risk Factors of the 2024 Form 10-K and Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three and Six Months Ended June 28, 2025 and June 29, 2024

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $253.6 million increased 4.7% for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024, for which revenue totaled $242.3 million. For the six-months ended June 28, 2025 and June 29, 2024, our revenue totaled $520.2 million and $471.2 million, respectively, representing a year-over-year increase of 10.4%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
	2025		2024		2025		2024
	(in thousands, except for percentages)
Systems and software	$214,506	84%	$210,428	87%	$445,656	86%	$405,264	86%
Parts	19,849	8%	16,788	7%	38,025	8%	36,896	8%
Services	19,242	8%	15,111	6%	36,523	6%	29,012	6%
Total revenue	$253,597	100%	$242,327	100%	$520,204	100%	$471,172	100%

Total systems and software revenue increased $4.1 million and $40.4 million for the three and six months ended June 28, 2025, respectively, as compared to the three and six months ended June 29, 2024. The increases for the three and six months ended June 28, 2025 were primarily attributable to higher sales to DRAM and NAND customers in the advanced node market, partially offset by decreased sales to DRAM, power and logic customers in the specialty device and advanced packaging market. The increase in total parts and services revenue for the three and six months ended June 28, 2025, as compared to the three and six months ended June 29, 2024, was primarily due to higher parts sales as well as system upgrade and service contract revenue.

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

The following table lists, for the periods indicated, our gross profit in dollars and as percentages of our total revenue:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands, except for percentages)
Gross profit	$122,122	$128,236	$265,355	$246,521
Gross profit as a percentage of revenue	48.2%	52.9%	51.0%	52.3%

The decrease in gross profit as a percentage of revenue for the three and six months ended June 28, 2025 as compared to the three and six months ended June 29, 2024 was primarily due to restructuring and other expenses for the write down of excess and obsolete inventory.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. These expenditures also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $35.3 million and $63.3 million for the three and six-month periods ended June 28, 2025, respectively, as compared to $27.0 million and $53.6 million for the three and six-month periods ended June 29, 2024, respectively. The increase in research and development expenses of $8.3 million for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024 was primarily due to increases in compensation costs, production expenses and depreciation. The increase in research and development expenses of $9.7 million for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024 was primarily due to increases in compensation costs, production expenses, depreciation and outside service costs.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $14.9 million and $34.6 million for the three and six-month periods ended June 28, 2025, respectively, compared to $18.9 million and $37.2 million for the three and six-month periods ended June 29, 2024, respectively. The decrease in sales and marketing expenses of $4.0 million for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024, was primarily due to decreases in compensation and outside services costs, partially offset by an increase in production expenses. The decrease in sales and marketing expenses of $2.6 million for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024, was primarily due to a decrease in compensation costs, partially offset by an increase in production expense.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $25.0 million and $47.8 million for the three and six-month periods ended June 28, 2025, respectively, as compared to $19.7 million and $37.1 million for the three and six-month periods ended June 29, 2024, respectively. The increase in general and administrative expenses of $5.3 million for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024, was primarily due to increases in compensation and outside service costs, partially offset by decreases in other general expenses. The increase in general and administrative expenses of $10.7 million for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024, was primarily due to increases in compensation and outside service costs, partially offset by decreases in other general expenses.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $8.4 million and $16.9 million for the three and six-month periods ended June 28, 2025, respectively, compared to $13.1 million and $26.2 million for the three and six-month periods ended June 29, 2024, respectively. The decreases in amortization of identifiable intangible assets of $4.7 million and $9.3 million for the three and six-month periods ended June 28, 2025, as compared to the three and six-month periods ended June 29, 2024, was primarily due to certain assets becoming fully amortized.

Interest income, net. Net interest income was $8.6 million and $17.9 million for the three and six-month periods ended June 28, 2025, respectively, as compared to $8.5 million and $15.9 million for the three and six-month periods ended June 29, 2024, respectively. The increases in net interest income for the three and six-month periods ended June 28, 2025, as compared to the three and six-month periods ended June 29, 2024, were due to higher cash and marketable securities balances, partially offset by lower interest rates during the 2025 period.

Other (expense) income, net. Other expense, net was $1.1 million for the three-month period ended June 28, 2025, as compared to other expense, net of $0.1 million for the three-month period ended June 29, 2024. Other expense, net was $1.9 million for the six-month period ended June 28, 2025, as compared to other income, net of $0.7 million for the six-month period ended June 29, 2024 Foreign exchange losses during the 2025 period versus foreign exchange gains in the 2024 period were the primary drivers contributing to the period over period changes.

Income Taxes. We recorded an income tax provision of $5.8 million and $13.4 million for the three and six-month periods ended June 28, 2025, respectively, as compared to $4.3 million and $8.4 million for the three and six-month periods ended June 29, 2024, respectively. Our effective tax rate of 14.7% and 12.0% for the three and six-month periods ended June 28, 2025, respectively, each differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to foreign derived intangible income (“FDII”), and (iii) excess tax benefits associated with equity compensation. Our effective tax rate of 7.5% and 7.7% for the three and six-month periods ended June 29, 2024, respectively, each differed from the statutory rate of 21%, primarily due to (i) research and development tax credits, (ii) the deduction related to FDII, and (iii) excess tax benefits associated with equity compensation.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, we expect an increase to tax expense during the third and fourth quarters of 2025, primarily related to changes in the taxation of profits derived from foreign operations, and more specifically, the foreign-derived intangible income deduction. We continue to evaluate the impact the new legislation will have on our Consolidated Financial Statements. However, as the assessment is ongoing, we are not able to quantify the impact on our Consolidated Financial Statements at this time.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following in dollars for the periods indicated:

	June 28, 2025	December 28, 2024
	(in thousands)
Cash and cash equivalents	$217,470	$212,945
Marketable securities	677,466	639,383
Total cash, cash equivalents and marketable securities	$894,936	$852,328

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows in dollars for the periods indicated:

	Six Months Ended
	June 28,	June 29,
	2025	2024
	(in thousands)
Cash provided by operating activities	$149,923	$122,430
Cash used in investing activities	$(64,820)	$(165,900)
Cash used in financing activities	$(83,226)	$(13,945)

Operating Activities

Net cash and cash equivalents provided by operating activities for the six months ended June 28, 2025 were $149.9 million. The net cash and cash equivalents provided by operating activities during the six months ended June 28, 2025 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $151.1 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities for the first six months of fiscal 2025 increased compared to the corresponding period in fiscal 2024 primarily due to improved inventory management, higher cash collections and higher investment income.

Our working capital was $1,338.6 million at June 28, 2025 and $1,307.4 million at December 28, 2024.

Investing Activities

Net cash and cash equivalents used in investing activities for the six months ended June 28, 2025 were $64.8 million. During the six months ended June 28, 2025, net cash and cash equivalents used in investing activities included purchases of marketable securities of $419.3 million, capital expenditures of $22.0 million and purchases of non-marketable equity securities of $8.0 million, partially offset by proceeds from maturities and sales of marketable securities of $384.6 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents used in financing activities for the six months ended June 28, 2025 were $83.2 million. During the six months ended June 28, 2025, financing activities used cash primarily for purchases of common stock of $75.0 million and tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $12.4 million, partially offset by proceeds from sales of shares through share-based compensation plans of $4.2 million.

In February 2024, the our Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. During the three and six months ended June 28, 2025, we repurchased 0 and 492 thousand shares of common stock under this repurchase authorization, respectively. As of June 28, 2025, there was $99.9 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a variable-rate line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100.0 million. As of June 28, 2025, the available line of credit was $100.0 million with an available interest rate of 5.0%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 28, 2025. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 28, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 8, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the 2024 Form 10-K, as updated by the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025, filed with the SEC on May 7, 2025, except as set forth below. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

Risks Related to the Proposed Acquisition of Semilab USA LLC.

Our ability to complete the acquisition of Semilab USA is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.

On June 27, 2025, we entered into a definitive agreement (the Purchase Agreement) to acquire Semilab USA, an independent manufacturer of metrology equipment for the semiconductor industry, from Semilab. The acquisition is subject to customary conditions to closing as specified in the Purchase Agreement. These closing conditions include, among others, (i) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of Hungarian foreign direct investment approval, (ii) the absence of any law or order issued by any governmental authority preventing consummation of the transaction and (iii) the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Purchase Agreement. No assurance can be given that the required governmental approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals. Any delay in completing the acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected time frame. Additionally, either we or Semilab may terminate the Purchase Agreement under certain circumstances, including, (i) if the transaction is not consummated within nine (9) months following the date of the Purchase Agreement, subject to one extension of three (3) months at either the Company’s or Semilab’s election if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived, (ii) upon entry by a governmental authority of a final order restraining or permanently enjoining the transaction or (iii) if the other party breaches the Purchase Agreement and such breach would cause the failure of any condition to closing (subject to a cure period). We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the acquisition. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our common stock.

Integrating Semilab USA’s business may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the acquisition, which may adversely affect our business results and negatively affect the value of our common stock.

The success of the Semilab USA acquisition, including the realization of anticipated benefits, will depend, in part, on our ability to successfully combine our and Semilab USA’s businesses. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect our ability to successfully conduct our business in the markets in which Semilab USA now operates, which could have an adverse effect on our financial results. Other potential difficulties of combining our and Semilab USA’s businesses include unanticipated issues in integrating manufacturing, logistics, information communications and other systems. If we experience difficulties with the integration process, the anticipated benefits of the Semilab USA acquisition may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of us and Semilab USA during this transition period and for an undetermined period after completion of the Semilab USA acquisition on the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. There were 0 and 492 thousand shares of common stock repurchased under this authorization during the three and six months ended June 28, 2025, respectively. There was $99.9 million available for future share repurchases under this share repurchase authorization at June 28, 2025. For further information, see Note 16, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and six months ended June 28, 2025, we withheld 37 thousand and 49 thousand shares through net share settlements, respectively. For the three and six months ended June 28, 2025, net share settlements cost $3.7 million and $12.4 million, respectively. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended June 28, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
	(in thousands, except for per share data)
Mar 30, 2025 to April 29, 2025	14	$104.96	—	$99,935
Apr 30, 2025 to May 29, 2025	15	$98.73	—	$99,935
May 30, 2025 to Jun 28, 2025	8	$95.34	—	$99,935
Three months ended June 28, 2025	37	$100.35	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended June 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

10.1^

Equity Purchase Agreement, dated as of June 27, 2025, by and among Onto Innovation Inc., Semilab USA LLC, Semilab International Zrt. and Semilab Zrt, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 30, 2025 (File No. 001-39110).

10.2+

Employment Agreement between Onto Innovation Inc. and Brian Roberts, effective as of June 16, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2025 (File No. 001-39110).

10.3+^^

Separation Agreement between Onto Innovation and Mark Slicer, dated July 9, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on July 11, 2025 (File No. 001-39110).

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

* Filed herewith.

** Furnished herewith.

^ Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

^^ Certain identified information has been excluded from this exhibit in accordance with Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the registrant treats as private or confidential.

+ Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	August 7, 2025	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	August 7, 2025	By:	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer and Principal Accounting Officer