Form 10-Q
period 2025-09-27
ONTO INNOVATION INC.
filed 2025-11-06
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2025

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

The number of outstanding shares of the Registrant’s Common Stock on October 15, 2025 was 49,011,162.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Revenue	$218,193	$252,210	$738,397	$723,382
Cost of revenue	107,570	115,831	362,419	340,482
Gross profit	110,623	136,379	375,978	382,900
Operating expenses:
Research and development	32,493	28,277	95,815	81,876
Sales and marketing	17,103	19,451	51,729	56,635
General and administrative	24,820	20,298	72,608	57,363
Amortization	8,445	13,114	25,336	39,338
Restructuring and other	4,074	2,167	11,421	3,046
Total operating expenses	86,935	83,307	256,909	238,258
Operating income	23,688	53,072	119,069	144,642
Interest income, net	9,290	8,667	27,187	24,524
Other (expense) income, net	(999)	(724)	(2,879)	10
Income before provision for income taxes	31,979	61,015	143,377	169,176
Provision for income taxes	3,755	7,964	17,147	16,323
Net income	$28,224	$53,051	$126,230	$152,853
Earnings per share:
Basic	$0.58	$1.07	$2.57	$3.10
Diluted	$0.57	$1.07	$2.57	$3.08
Weighted average number of shares outstanding:
Basic	49,023	49,426	49,044	49,333
Diluted	49,106	49,694	49,178	49,669

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net income	$28,224	$53,051	$126,230	$152,853
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale marketable securities	191	2,162	423	1,304
Change in currency translation adjustments	(1,864)	4,859	7,017	270
Total other comprehensive income (loss), net of tax	(1,673)	7,021	7,440	1,574
Total comprehensive income	$26,551	$60,072	$133,670	$154,427

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$603,085	$212,945
Marketable securities	380,843	639,383
Accounts receivable, less allowance of $2,295 at September 27, 2025 and $2,585 at December 28, 2024	260,197	308,142
Inventories, net	259,370	286,979
Prepaid expenses and other current assets	41,441	30,073
Total current assets	1,544,936	1,477,522
Property, plant and equipment, net	129,071	123,868
Goodwill	330,037	329,980
Identifiable intangible assets, net	102,121	127,457
Deferred income taxes	57,203	42,811
Other assets	23,242	15,453
Total assets	$2,186,610	$2,117,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,925	$56,261
Accrued liabilities	48,913	49,974
Deferred revenue	30,764	33,828
Other current liabilities	30,268	30,026
Total current liabilities	162,870	170,089
Deferred and other tax liabilities	4	4
Other non-current liabilities	21,670	21,116
Total liabilities	184,544	191,209
Commitments and contingencies
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,275,184	1,275,146
Accumulated other comprehensive loss	(6,423)	(13,863)
Accumulated earnings	733,256	664,550
Total stockholders’ equity	2,002,066	1,925,882
Total liabilities and stockholders’ equity	$2,186,610	$2,117,091

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net income	$126,230	$152,853
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	25,336	39,338
Accretion of discount on marketable securities	(4,292)	(5,353)
Depreciation	15,174	10,818
Share-based compensation	20,378	21,826
Provision for inventory valuation	20,385	5,925
Deferred income taxes	(14,509)	(15,951)
Other, net	4,624	(97)
Changes in operating assets and liabilities	39,993	(19,682)
Net cash and cash equivalents provided by operating activities	233,319	189,677
Cash flows from investing activities:
Purchases of marketable securities	(421,154)	(538,132)
Proceeds from maturities and sales of marketable securities	684,526	342,958
Purchases of property, plant and equipment	(23,384)	(27,277)
Purchases of non-marketable equity securities	(8,000)	—
Acquisitions, net of cash acquired	(57)	—
Net cash and cash equivalents provided by (used in) investing activities	231,931	(222,451)
Cash flows from financing activities:
Purchases and retirement of common stock	(75,015)	—
Tax payments related to shares withheld for share-based compensation plans	(12,589)	(18,441)
Payment of contingent consideration for acquired business	—	(737)
Issuance of shares through share-based compensation plans	9,740	9,178
Net cash and cash equivalents used in financing activities	(77,864)	(10,000)
Effect of exchange rate changes on cash and cash equivalents	2,754	(1,996)
Net increase (decrease) in cash and cash equivalents	390,140	(44,770)
Cash and cash equivalents at beginning of period	212,945	233,508
Cash and cash equivalents at end of period	$603,085	$188,738

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$35,468	$30,232

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882
Net income	—	—	—	—	64,095	64,095
Share-based compensation	—	—	6,814	—	—	6,814
Issuance of shares through share-based compensation plans, net	140	—	4,179	—	—	4,179
Purchases of common stock	(492)	—	(17,491)	—	(57,524)	(75,015)
Share-based compensation plan withholdings	(49)	—	(8,684)	—	—	(8,684)
Currency translation	—	—	—	2,013	—	2,013
Unrealized gain on investments	—	—	—	338	—	338
Balance at March 29, 2025	48,837	$49	$1,259,964	$(11,512)	$671,121	$1,919,622
Net income	—	—	—	—	33,911	33,911
Share-based compensation	—	—	6,678	—	—	6,678
Issuance of shares through share-based compensation plans, net	137	—	—	—	—	—
Share-based compensation plan withholdings	(37)	—	(3,707)	—	—	(3,707)
Currency translation	—	—	—	6,868	—	6,868
Unrealized loss on investments	—	—	—	(106)	—	(106)
Balance at June 28, 2025	48,937	$49	$1,262,935	$(4,750)	$705,032	$1,963,266
Net income	—	—	—	—	28,224	28,224
Share-based compensation	—	—	6,886	—	—	6,886
Issuance of shares through share-based compensation plans, net	76	—	5,561	—	—	5,561
Share-based compensation plan withholdings	(4)	—	(198)	—	—	(198)
Currency translation	—	—	—	(1,864)	—	(1,864)
Unrealized gain on investments	—	—	—	191	—	191
Balance at September 27, 2025	49,009	$49	$1,275,184	$(6,423)	$733,256	$2,002,066

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Net income	—	—	—	—	46,853	46,853
Share-based compensation	—	—	6,486	—	—	6,486
Issuance of shares through share-based compensation plans, net	169	—	4,015	—	—	4,015
Share-based compensation plan withholdings	(53)	—	(9,088)	—	—	(9,088)
Currency translation	—	—	—	(2,593)	—	(2,593)
Unrealized loss on investments	—	—	—	(657)	—	(657)
Balance at March 30, 2024	49,202	$49	$1,263,442	$(11,149)	$529,209	$1,781,551
Net income	—	—	—	—	52,949	52,949
Share-based compensation	—	—	8,244	—	—	8,244
Issuance of shares through share-based compensation plans, net	181	—	—	—	—	—
Share-based compensation plan withholdings	(44)	—	(8,871)	—	—	(8,871)
Currency translation	—	—	—	(1,996)	—	(1,996)
Unrealized loss on investments	—	—	—	(201)	—	(201)
Balance at June 29, 2024	49,339	$49	$1,262,815	$(13,346)	$582,158	$1,831,676
Net income	—	—	—	—	53,051	53,051
Share-based compensation	—	—	7,096	—	—	7,096
Issuance of shares through share-based compensation plans, net	53	—	5,163	—	—	5,163
Purchases and retirement of common stock	—	—	—	—	—	—
Share-based compensation plan withholdings	(2)	—	(482)	—	—	(482)
Currency translation	—	—	—	4,859	—	4,859
Unrealized gain on investments	—	—	—	2,162	—	2,162
Balance at September 28, 2024	$49,390	$49	$1,274,592	$(6,325)	$635,209	$1,903,525

The accompanying notes are an integral part of these financial statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (together with its consolidated subsidiaries, unless otherwise specified or suggested by the context, the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to prior-period amounts to conform to current-period presentation. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from reported amounts. The interim results for the three and nine-month periods ended September 27, 2025 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission on February 25, 2025. The accompanying Condensed Consolidated Balance Sheet at December 28, 2024 has been derived from the audited consolidated financial statements included in the 2024 Form 10-K.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal year ending January 3, 2026 (“fiscal year 2025”) is a 53-week fiscal year. The first quarter of the Company’s fiscal year 2025 ended on March 29, 2025, the second quarter ended on June 28, 2025 and the third quarter ended on September 27, 2025. Our fiscal year ended December 28, 2024 was a 52-week fiscal year. The third quarter of the fiscal year ended December 28, 2024 ended on September 28, 2024.

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

Recent Accounting Pronouncements

Updates Not Yet Effective

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The ASU may be applied prospectively, retrospectively or through a modified transition approach with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326), which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance allows all entities to use a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Other than the standards listed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 27, 2025, as compared to the recent accounting pronouncements described in the 2024 Form 10-K, that are of significance, or potential significance, to the Company.

NOTE 2. Acquisitions

Proposed Acquisition

On June 27, 2025, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) to acquire all the outstanding membership interests of Semilab USA LLC (“Semilab USA”) from Semilab International Zrt. (“Semilab”), for $475.0 million in cash (subject to certain customary purchase price adjustments) and 706,215 shares of the Company’s common stock (the “Transaction”). On September 25, 2025, each of the Company and Semilab received a request for additional information and documentary material (a “Second Request”) from the U.S. Department of Justice in connection with the Transaction. In response to the Second Request, and in order to increase the likelihood of a timely closing for the Transaction, on October 9, 2025, the parties entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the parties agreed that the Fourier-Transform infrared spectroscopy reflectometry systems business conducted by Semilab and its affiliates would not be included in the Transaction and would instead be retained by Semilab. The Purchase Agreement Amendment amends the purchase price that the Company will pay to Semilab in the transaction to $432.3 million in cash (subject to certain customary purchase price adjustments) and 641,771 shares of the Company’s common stock, par value $0.001 per share. This represents a reduction of approximately $50.0 million in total Transaction value to approximately $495.0 million based upon the closing value of the Company’s common stock on June 27, 2025. The Company continues to anticipate that the Transaction will be completed in 2025.

For the three and nine months ended September 27, 2025, the Company incurred $2.1 million and $4.6 million of Transaction-related costs, respectively, in each case recorded within the caption “General and administrative” in the Company’s Condensed Consolidated Statements of Operations.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 27, 2025 and December 28, 2024:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	September 27, 2025	December 28, 2024
	(in thousands)
Assets:
Available-for-sale debt securities:
Government notes and bonds	$197,257	$284,863
Certificates of deposit	60,621	73,421
Commercial paper	50,922	136,557
Corporate bonds	72,043	144,542
Foreign currency forward contracts	67	61
Total assets	$380,910	$639,444

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

Non-recurring Fair Value Measurements

During the nine-month period ended September 27, 2025, the Company invested $8.0 million in the equity of a privately-held company. There were no such investments at December 28, 2024. This non-marketable equity investment is recorded at fair value on a non-recurring basis and is classified as a Level 3 asset in “Other assets” on the Condensed Consolidated Balance Sheets. This non-marketable equity investment is generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and is periodically assessed for impairment when events or circumstances indicate that decline in value may have occurred. As of September 27, 2025, there have been no impairments recorded for the non-marketable equity investment.

NOTE 4. Marketable Securities

At September 27, 2025 and December 28, 2024, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 27, 2025
Government notes and bonds	$196,607	$669	$19	$197,257
Certificates of deposit	60,570	51	—	60,621
Commercial paper	50,910	15	3	50,922
Corporate bonds	71,818	225	—	72,043
Total marketable securities	$379,905	$960	$22	$380,843
December 28, 2024
Government notes and bonds	$284,763	$387	$287	$284,863
Certificates of deposit	73,390	49	18	73,421
Commercial paper	136,496	103	42	136,557
Corporate bonds	144,331	283	72	144,542
Total marketable securities	$638,980	$822	$419	$639,383

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, are as follows at September 27, 2025 and December 28, 2024:

	September 27, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$288,860	$289,282	$432,088	$432,616
Due after one through five years	91,045	91,561	140,917	140,792
Due after five through ten years	—	—	235	235
Due after ten years	—	—	65,740	65,740
Total marketable securities	$379,905	$380,843	$638,980	$639,383

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale. The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.” Gross realized gains and losses on available-for-sale securities are included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations and were not material during the three and nine-months ended September 27, 2025 and September 28, 2024. The Company records credit losses for its available-for-sale debt securities when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at September 27, 2025 and December 28, 2024 are temporary in nature. The Company regularly reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at September 27, 2025 and December 28, 2024:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 27, 2025
Government notes and bonds	$11,152	$11	$3,573	$9
Certificates of deposit	—	—	2,000	—
Commercial paper	14,597	1	8,457	1
Corporate bonds	—	—	—	—
Total	$25,749	$12	$14,030	$10
December 28, 2024
Government notes and bonds	$37,636	$287	$—	$—
Certificates of deposit	8,260	18	—	—
Commercial paper	18,317	42	—	—
Corporate bonds	13,260	71	3,200	1
Total	$77,473	$418	$3,200	$1

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. These contracts are typically denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars, and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 27, 2025 and December 28, 2024 were as follows:

	September 27, 2025	December 28, 2024
	(in thousands)
Notional amount	$45,105	$45,883
Fair value of asset	$67	$61

NOTE 6. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Nine Months Ended
	September 27,	September 28,
	2025	2024
	(in thousands)
Balance, beginning of the period	$329,980	$315,811
Adjustment for previously acquired business	57	—
Balance, end of the period	$330,037	$315,811

Purchased Intangible Assets

Purchased intangible assets as of September 27, 2025 and December 28, 2024 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
September 27, 2025
Finite-lived intangibles:
Developed technology	$277,416	$208,718	$68,698
Customer and distributor relationships	66,621	36,110	30,511
Trademarks and trade names	14,171	11,259	2,912
Total identifiable intangible assets	$358,208	$256,087	$102,121
December 28, 2024
Finite-lived intangibles:
Developed technology	$387,716	$298,013	$89,703
Customer and distributor relationships	73,321	39,370	33,951
Trademarks and trade names	14,171	10,368	3,803
Total identifiable intangible assets	$475,208	$347,751	$127,457

During the nine months ended September 27, 2025, the Company disposed of fully amortized identifiable intangible assets whose gross carrying value totaled $117 million. There were no disposals of identifiable intangible assets during the three and nine months ended September 28, 2024.

Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, future estimated amortization expenses are:

Expected Amortization
Expense
Fiscal Year:	(in thousands)
2025 (remainder)	$8,445
2026	32,588
2027	24,367
2028	13,482
2029	6,232
2030	6,109
Thereafter	10,898
Total	$102,121

NOTE 7. Balance Sheet Components

Inventories

Inventories, net are comprised of the following:

	September 27, 2025	December 28, 2024
	(in thousands)
Materials	$185,709	$176,814
Work-in-process	54,283	91,672
Finished goods	19,378	18,493
Total inventories, net	$259,370	$286,979

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 27, 2025	December 28, 2024
	(in thousands)
Machinery and equipment	$94,716	$86,317
Land and building	47,611	46,583
Computer equipment and software	40,123	32,755
Leasehold improvements	22,639	20,405
Furniture and fixtures	3,922	4,081
Total property, plant and equipment, gross	209,011	190,141
Accumulated depreciation	(79,940)	(66,273)
Total property, plant and equipment, net	$129,071	$123,868

Other assets

Other assets are comprised of the following:

	September 27, 2025	December 28, 2024
	(in thousands)
Operating lease right-of-use assets	$13,044	$13,939
Non-marketable equity securities	8,000	—
Other	2,198	1,514
Total other assets	$23,242	$15,453

Accrued liabilities

Accrued liabilities are comprised of the following:

	September 27, 2025	December 28, 2024
	(in thousands)
Payroll and related expenses	$37,667	$39,850
Warranty	11,194	10,075
Other	52	49
Total accrued liabilities	$48,913	$49,974

Other current liabilities

Other current liabilities are comprised of the following:

	September 27, 2025	December 28, 2024
	(in thousands)
Customer deposits	$6,501	$10,700
Current operating lease obligations	5,625	5,416
Income tax payable	4,002	8,492
Accrued professional fees	2,821	618
Other accrued taxes	7,017	839
Other	4,302	3,961
Total other current liabilities	$30,268	$30,026

Other non-current liabilities

Other non-current liabilities are comprised of the following:

	September 27, 2025	December 28, 2024
	(in thousands)
Non-current operating lease obligations	$8,442	$9,743
Unrecognized tax benefits (including interest)	6,320	5,489
Deferred revenue	5,853	4,009
Other	1,055	1,875
Total other non-current liabilities	$21,670	$21,116

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended
	September 27,	September 28,
	2025	2024
	(in thousands)
Balance, beginning of the period	$10,858	$9,380
Accruals	9,858	8,756
Usage	(9,522)	(7,998)
Balance, end of the period	$11,194	$10,138

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

Line of Credit

The Company has a credit agreement with a bank that provides for a variable-rate line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100.0 million. The available line of credit as of September 27, 2025 was $100.0 million with an available interest rate of 4.8%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit as of the date of this filing.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Point-in-time	$199,831	$237,935	$686,524	$679,517
Over-time	18,362	14,275	51,873	43,865
Total revenue	$218,193	$252,210	$738,397	$723,382

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

Contract Assets and Contract Liabilities

Contract assets consist of amounts we have not invoiced but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Condensed Consolidated Balance Sheets. As of September 27, 2025 and December 28, 2024, the Company had contract assets of $3.4 million and $10.1 million, respectively.

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, deferred revenue is recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of September 27, 2025 and December 28, 2024, the Company carried a long-term deferred revenue balance of $5.9 million and $4.0 million, respectively, within “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of the period	$43,545	$31,281	$37,836	$27,225
Deferral of revenue	14,190	15,926	65,806	50,601
Recognition of current year deferred revenue	(10,937)	(13,173)	(40,124)	(33,416)
Recognition of prior period deferred revenue	(10,181)	(4,068)	(26,901)	(14,444)
Balance, end of the period	$36,617	$29,966	$36,617	$29,966

NOTE 10. Share-Based Compensation

The following table presents the detail of share-based compensation expense amounts included in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,028	$1,184	$3,030	$3,728
Research and development	1,203	1,118	3,557	4,381
Sales and marketing	1,039	1,499	3,029	4,285
General and administrative	3,617	3,294	10,284	9,432
Restructuring and other	—	—	478	—
Total share-based compensation expense	$6,887	$7,095	$20,378	$21,826

As of September 27, 2025, there was $44.1 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years following September 27, 2025.

Equity Awards

The Company granted the following restricted stock units (“RSUs” and each, an “RSU”) and market-based performance restricted stock units (“PSUs” and each, a “PSU”) during the nine months ended September 27, 2025:

Awards Granted To:	Type of Award	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Directors	RSU (1)	13	$94.62
Various executives and employees	RSU (2)	294	$101.65
Various executives	PSU (3)	49	$140.94

(1) These awards cliff vest one year from the grant date on May 21, 2026.

(2) These awards generally vest ratably over three years, one third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between December 2027 and June 2028.

(3) These awards include PSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest on March 3, 2027 and March 3, 2028 will range from 0% to 200%, depending on achievement of these performance criteria. Total grant date value of these PSUs is approximately $6.9 million and was valued using the Monte Carlo method.

NOTE 11. Other (Expense) Income, Net

Other (expense) income, net, is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Foreign currency exchange losses, net	$(397)	$(704)	$(2,308)	$(115)
Other	(602)	(20)	(571)	125
Total other (expense) income, net	$(999)	$(724)	$(2,879)	$10

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Income before provision for income taxes	$31,979	$61,015	$143,377	$169,176
Provision for income taxes	$3,755	$7,964	$17,147	$16,323
Effective tax rate	12%	13%	12%	10%

The income tax provision for the three and nine months ended September 27, 2025 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The decrease in the Company’s income tax provision for the three months ended September 27, 2025 compared to the three months ended September 28, 2024 was primarily due to lower profitability before taxes. The increase in the Company’s income tax provision for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 was primarily due to fewer excess tax benefits associated with equity compensation. The Company’s recorded effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the unrealizability of such deferred tax assets is more likely than not. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings, in assessing its need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against a certain portion of its deferred tax assets of $12.2 million at each of September 27, 2025 and December 28, 2024.

The Organization for Economic Co-operation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting (“BEPS”) project that would change various aspects of the existing framework under which the Company’s tax obligations are determined in many of the countries in which we operate. As part of the BEPS project, the OECD issued policies aimed to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during the current year, and the remaining rules becoming effective in later periods. In June 2025, the Group of Seven (“G7”) countries (Canada, France, Germany, Italy, Japan, the U.K. and the United States) agreed to exclude U.S. Multi-National entities (MNEs) from certain aspects of Pillar Two (the “G7 Statement”) in exchange for the United States not imposing retaliatory taxes through the One Big Beautiful Bill Act. We will continue to monitor the G7 Statement, which has not yet been incorporated into the OECD framework. At this point in time, the Company does not expect any material tax impact associated with Pillar Two rules in the countries where it operates. As these rules continue to evolve with new legislation and guidance, the Company will continue to monitor and account for the enactment of Pillar Two and the potential impacts such rules may have on its effective tax rate and cash flows in future years.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The impact of the Act has been accounted for in the provision for taxes for the quarter ended September 27, 2025 and the amount is determined to be immaterial. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements for future years. However, as the assessment is ongoing, the Company is not able to quantify the impact at this time.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units and employee stock purchase grants are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three and nine months ended September 27, 2025, the weighted average number of restricted stock units excluded from the computation of diluted earnings per share were 101 thousand and 80 thousand, respectively. Anti-dilutive shares for the three and nine months ended September 28, 2024 were immaterial.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands, except for per share data)
Numerator:
Net income	$28,224	$53,051	$126,230	$152,853
Denominator:
Basic earnings per share - weighted average shares outstanding	49,023	49,426	49,044	49,333
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	83	268	134	336
Diluted earnings per share - weighted average shares outstanding	49,106	49,694	49,178	49,669
Earnings per share:
Basic	$0.58	$1.07	$2.57	$3.10
Diluted	$0.57	$1.07	$2.57	$3.08

NOTE 14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale marketable securities	Accumulated other comprehensive loss
	(in thousands)
Balance at December 28, 2024	$(14,491)	$628	$(13,863)
Net current period other comprehensive income (loss)	7,017	423	7,440
Balance at September 27, 2025	$(7,474)	$1,051	$(6,423)

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale marketable securities	Accumulated other comprehensive loss
	(in thousands)
Balance at December 30, 2023	$(8,664)	$765	$(7,899)
Net current period other comprehensive income	270	1,304	1,574
Balance at September 28, 2024	$(8,394)	$2,069	$(6,325)

For the nine-month period ended September 27, 2025, tax effects on net income of amounts recorded in other comprehensive income was $117 thousand. For the nine-month period ended September 28, 2024, tax effects on net income of amounts recorded in other comprehensive loss was $358 thousand.

NOTE 15. Segment Reporting and Geographic Information

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

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Revenue	$218,193	$252,210	$738,397	$723,382
Less:
Adjusted cost of revenue (1)	100,267	114,712	335,289	337,802
Adjusted research and development (2)	32,492	28,199	96,505	81,639
Adjusted sales and marketing (2)	17,103	19,411	51,729	56,515
Adjusted general and administrative (3)	22,274	19,889	66,707	55,598
Other segment items:
Restructuring and other (4)	11,377	3,251	38,550	5,621
Merger and acquisitions related (4)	2,547	562	5,212	2,200
Litigation (4)	—	—	—	27
Amortization	8,445	13,114	25,336	39,338
Operating income	23,688	53,072	119,069	144,642
Interest income, net	9,290	8,667	27,187	24,524
Other (expense) income, net	(999)	(724)	(2,879)	10
Provision for income taxes	3,755	7,964	17,147	16,323
Net income	$28,224	$53,051	$126,230	$152,853

(1) Excludes restructuring and other expenses and merger and acquisition related expenses
(2) Excludes merger and acquisition related expenses
(3) Excludes litigation expenses and merger and acquisition related expenses
(4) The Company excludes these expenses in order to provide better comparability between periods as they are not representative of the Company's ongoing operations.

Depreciation expense is a significant expense related to research and development expenses, sales and marketing expenses and general and administrative expenses as shown above. For the three and nine months ended September 27, 2025, depreciation expense was $5.0 million and $15.2 million, respectively. For the three and nine months ended September 28, 2024, depreciation expense was $3.9 million and $10.8 million, respectively.

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
	2025		2024		2025		2024
	(in thousands, except for percentages)
Systems and software	$173,795	80%	$217,135	86%	$619,451	84%	$622,400	86%
Parts	23,930	11%	19,995	8%	61,955	8%	56,890	8%
Services	20,468	9%	15,080	6%	56,991	8%	44,092	6%
Total revenue	$218,193	100%	$252,210	100%	$738,397	100%	$723,382	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Revenue from third parties:
Taiwan	$59,243	$78,273	$227,441	$209,006
South Korea	44,864	77,014	220,828	227,958
United States	37,793	21,979	90,946	61,763
Japan	16,015	12,559	58,152	45,172
China	27,359	32,112	56,872	86,222
Southeast Asia	22,329	15,589	44,179	55,796
Europe	10,590	14,684	39,979	37,465
Total revenue	$218,193	$252,210	$738,397	$723,382

The following customers accounted for 10% or more of total revenue for the indicated periods:

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Customer A	21%	19%
Customer B	18%	20%
Customer C	14%	13%

Three customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at September 27, 2025, representing, in the aggregate approximately 46% of the Company’s total net accounts receivable.

Two customers’ net accounts receivable balances were individually greater than 10% of net accounts receivable at December 28, 2024, representing, in the aggregate, approximately 47% of the Company’s total net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 16. Share Repurchase Authorization

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital and accumulated earnings. During the three and nine months ended September 27, 2025, 0 and 492 thousand shares of the Company’s common stock were repurchased under the share repurchase authorization, respectively. At September 27, 2025, there was $99.9 million available for future share repurchases under this share repurchase authorization.

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

Restructuring and other expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands)
Cost of goods sold	$7,303	$1,084	$27,129	$2,575
Operating expenses	4,074	2,167	11,421	3,046
Total restructuring and other	$11,377	$3,251	$38,550	$5,621

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
•
the anticipated effects of tariffs and trade disputes on our business and financial results;
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

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially and adversely from those included in such forward-looking statements as a result of various factors, including risks and uncertainties, many of which are beyond Onto Innovation’s control. Such factors include, but are not limited to, the Company’s ability to leverage its resources to improve its position in its core markets; its ability to weather difficult economic environments; its ability to open new market opportunities and target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; fluctuations in customer capital spending; the Company’s ability to effectively manage its supply chain and adequately source components from suppliers to meet customer demand; the effects of political, economic, legal, and regulatory changes or uncertainties, changes in U.S. tariff and trade policy and related retaliatory actions, the U.S. government shutdown] and geopolitical conflicts on the Company’s global operations; the Company’s ability to adequately protect its intellectual property rights and maintain data security; the effects of natural disasters or public health emergencies on the global economy and on the Company’s customers, suppliers, employees, and business; its ability to effectively maneuver global trade issues and changes in trade and export regulations, tariffs and license policies; the Company’s ability to maintain relationships with its customers and manage appropriate levels of inventory to meet customer demands; failure to consummate or a delay in consummating the acquisition of Semilab USA, including as a result of any failure to obtain the necessary regulatory approvals or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all; and the Company’s ability to successfully integrate acquired businesses and technologies, including the business of Semilab USA and to realize the anticipated benefits of such acquisitions. Additional information and considerations regarding the risks faced by Onto Innovation are available in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025, in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q, and in the other filings that we make with the SEC from time to time. Forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in the 2024 Form 10-K in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 27, 2025	June 28, 2025
	(in thousands, except for percentages and per share data)
Revenue	$218,193	$253,597
Gross profit	$110,623	$122,122
Gross profit as a percent of revenue	51%	48%
Total operating expenses	$86,935	$89,875
Net income	$28,224	$33,911
Diluted earnings per share	$0.57	$0.69
•
In the fiscal quarter ended September 27, 2025 (the “September 2025 quarter”), revenue decreased 14% compared to the fiscal quarter ended June 28, 2025 (the “June 2025 quarter”), primarily due to lower sales to DRAM and NAND customers in the advanced node market as well as lower sales to DRAM and foundry customers in the specialty devices and advanced packaging markets.
•
Gross profit as a percentage of revenue for the September 2025 quarter increased by 3% compared to the June 2025 quarter primarily due to the write down of excess and obsolete inventory recorded in the June 2025 quarter.
•
Operating expenses for the September 2025 quarter decreased by 3% compared to the June 2025 quarter primarily due to decreased restructuring expenses, research and development project costs, and compensation cost in the September 2025 quarter.

Our cash, cash equivalents and marketable securities balance increased to $983.9 million at September 27, 2025, compared to $852.3 million at December 28, 2024. This increase was primarily the result of $233.3 million of cash generated from operating activities and $9.7 million of cash from issuance of shares through share-based compensation plans, partially offset by cash used for purchases of our common stock of $75.0 million, capital expenditures of $23.4 million, $12.6 million for tax payments related to net share settlement of employee stock-based compensation plans and purchases of non-marketable equity securities of $8.0 million. Employee headcount at September 27, 2025 was approximately 1,593.

On June 27, 2025, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) to acquire all the outstanding membership interests of Semilab USA from Semilab International Zrt. (“Semilab”), for $475.0 million in cash (subject to certain customary purchase price adjustments) and 706,215 shares of our common stock (the “Transaction”). On September 25, 2025, each of the Company and Semilab received a request for additional information and documentary material (a “Second Request”) from the U.S. Department of Justice in connection with the Transaction. In response to the Second Request, and in order to increase the likelihood of a timely closing for the Transaction, on October 9, 2025, the parties entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the parties agreed that the Fourier-Transform infrared spectroscopy reflectometry systems business conducted by Semilab and its affiliates would not be included in the transaction and would instead be retained by Semilab. The Purchase Agreement Amendment amends the purchase price that the Company will pay to Semilab in the Transaction to $432.3 million in cash (subject to certain customary purchase price adjustments) and 641,771 shares of the Company’s common stock, par value $0.001 per share. This represents a reduction of approximately $50.0 million in total Transaction value to approximately $495.0 million based upon the closing value of the Company’s common stock on June 27, 2025. The Company continues to anticipate that the Transaction will be completed in 2025. See Note 2, “Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

The U.S. government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the United States, including in China.

The recent imposition of tariffs by the U.S. government, and countermeasures taken by foreign countries, has had and will likely continue to have an adverse impact on our business in the near-term. The full extent of the impact is currently uncertain and will depend both on future developments in global trade policy and the extent to which our efforts to mitigate tariff impacts are successful. We are continuously assessing the impact of tariffs and related governmental actions on our business.

For a discussion of the risks related to our business and operations, see Part I, Item 1A – Risk Factors of the 2024 Form 10-K and Part II, Item 1A – Risk Factors of this Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 27, 2025 and September 28, 2024

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $218.2 million decreased 14% for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024, for which revenue totaled $252.2 million. For the nine-months ended September 27, 2025 and September 28, 2024, our revenue totaled $738.4 million and $723.4 million, respectively, representing a year-over-year increase of 2%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
	2025		2024		2025		2024
	(in thousands, except for percentages)
Systems and software	$173,795	80%	$217,135	86%	$619,451	84%	$622,400	86%
Parts	23,930	11%	19,995	8%	61,955	8%	56,890	8%
Services	20,468	9%	15,080	6%	56,991	8%	44,092	6%
Total revenue	$218,193	100%	$252,210	100%	$738,397	100%	$723,382	100%

Total systems and software revenue decreased $43.3 million and $2.9 million for the three and nine months ended September 27, 2025, respectively, as compared to the three and nine months ended September 28, 2024. The decreases for the three and nine months ended September 27, 2025 were primarily attributable to lower sales to DRAM, foundry and power customers in the specialty device and advanced packaging market. These year over year decreases in systems and software revenue were partially offset by increased sales to OSAT customers in the specialty device and advanced packaging market and increased sales to foundry and DRAM customers in the advanced node market. The increase in total parts and services revenue for the three and nine months ended September 27, 2025, as compared to the three and nine months ended September 28, 2024, was primarily due to higher parts sales and service contract revenue.

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

The following table lists, for the periods indicated, our gross profit in dollars and as percentages of our total revenue:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
	(in thousands, except for percentages)
Gross profit	$110,623	$136,379	$375,978	$382,900
Gross profit as a percentage of revenue	50.7%	54.1%	50.9%	52.9%

The decrease in gross profit as a percentage of revenue for the three and nine months ended September 27, 2025 as compared to the three and nine months ended September 28, 2024 was primarily due to restructuring and other expenses for the write down of excess and obsolete inventory.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. These expenditures also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $32.5 million and $95.8 million for the three and nine-month periods ended September 27, 2025, respectively, as compared to $28.3 million and $81.9 million for the three and nine-month periods ended September 28, 2024, respectively. The increase in research and development expenses of $4.2 million for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024 was primarily due to increases in compensation costs and depreciation. The increase in research and development expenses of $13.9 million for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024 was primarily due to increases in compensation costs, hardware and software project costs, production expenses, travel expenses, outside service costs and depreciation.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $17.1 million and $51.7 million for the three and nine-month periods ended September 27, 2025, respectively, compared to $19.5 million and $56.6 million for the three and nine-month periods ended September 28, 2024, respectively. The decrease in sales and marketing expenses of $2.4 million for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024, was primarily due to decreases in compensation costs and production expenses. The decrease in sales and marketing expenses of $4.9 million for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024, was primarily due to decreases in compensation costs and outside services and fees.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $24.8 million and $72.6 million for the three and nine-month periods ended September 27, 2025, respectively, as compared to $20.3 million and $57.4 million for the three and nine-month periods ended September 28, 2024, respectively. The increase in general and administrative expenses of $4.5 million for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024, was primarily due to increases in compensation costs, outside service costs and depreciation. The increase in general and administrative expenses of $15.2 million for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024, was primarily due to increases in compensation costs and outside service costs.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $8.4 million and $25.3 million for the three and nine-month periods ended September 27, 2025, respectively, compared to $13.1 million and $39.3 million for the three and nine-month periods ended September 28, 2024, respectively. The decreases in amortization of identifiable intangible assets of $4.7 million and $14.0 million for the three and nine-month periods ended September 27, 2025, as compared to the three and nine-month periods ended September 28, 2024, was primarily due to certain assets becoming fully amortized.
•
Restructuring and Other. Restructuring and other expenses were $4.1 million and $11.4 million for the three and nine-month periods ended September 27, 2025, respectively, compared to $2.2 million and $3.0 million for the three and nine-month periods ended September 28, 2024, respectively. The increases in restructuring and other expenses of $1.9 million and $8.4 million for the three and nine-month periods ended September 27, 2025, as compared to the three and nine-month periods ended September 28, 2024, were primarily due to business transformation projects that includes the streamlining of various operating activities.

Interest income, net. Net interest income was $9.3 million and $27.2 million for the three and nine-month periods ended September 27, 2025, respectively, as compared to $8.7 million and $24.5 million for the three and nine-month periods ended September 28, 2024, respectively. The increases in net interest income for the three and nine-month periods ended September 27, 2025, as compared to the three and nine-month periods ended September 28, 2024, were due to higher cash and marketable securities balances, partially offset by lower interest rates during the 2025 period.

Other (expense) income, net. Other expense, net was $1.0 million and $0.7 for the three-month period ended September 27, 2025 and the three-month period ended September 28, 2024, respectively. Other expense, net was $2.9 million for the nine-month period ended September 27, 2025, as compared to other income, net of $10 thousand for the nine-month period ended September 28, 2024. Foreign exchange losses during the 2025 period versus foreign exchange gains in the 2024 period were the primary drivers contributing to the period over period changes.

Income Taxes. We recorded an income tax provision of $3.8 million and $17.1 million for the three and nine-month periods ended September 27, 2025, respectively, as compared to $8.0 million and $16.3 million for the three and nine-month periods ended September 28, 2024, respectively. Our effective tax rate of 12% for both the three and nine-month periods ended September 27, 2025, differed from the statutory rate of 21%, primarily due to research and development tax credits and the deduction related to foreign derived intangible income (“FDII”) for the three month period ended September 27, 2025. For the nine month period ended September 27, 2025, research and development tax credits, the deduction related to FDII and excess tax benefits associated with equity compensation contributed to the difference with the statutory rate. Our effective tax rate of 13% and 10% for the three and nine-month periods ended September 28, 2024, respectively, each differed from the statutory rate of 21%, primarily due to research and development tax credits, the deduction related to FDII, and excess tax benefits associated with equity compensation.

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

The Organization for Economic Co-operation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during the current year, and the remaining rules becoming effective in later periods. In June 2025, the Group of Seven (“G7”) countries (Canada, France, Germany, Italy, Japan, the U.K. and the United States) agreed to exclude U.S. Multi-National entities (MNEs) from certain aspects of Pillar Two (the “G7 Statement”) in exchange for the United States not imposing retaliatory taxes through the One Big Beautiful Bill Act. We will continue to monitor the G7 Statement, which has not yet been incorporated into the OECD framework. At this point in time, we do not expect any material tax impact associated with Pillar Two rules in the countries where we operate. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two and the potential impacts such rules may have on our effective tax rate and cash flows in future years.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The impact of the Act has been accounted for in the provision for taxes for the quarter ended September 27, 2025 and the amount is determined to be immaterial. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements for future years. However, as the assessment is ongoing, the Company is not able to quantify the impact at this time.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following in dollars for the periods indicated:

	September 27, 2025	December 28, 2024
	(in thousands)
Cash and cash equivalents	$603,085	$212,945
Marketable securities	380,843	639,383
Total cash, cash equivalents and marketable securities	$983,928	$852,328

Sources and Uses of Cash

A summary of net cash and cash equivalents provided by (used in) operating, investing, and financing activities is as follows in dollars for the periods indicated:

	Nine Months Ended
	September 27,	September 28,
	2025	2024
	(in thousands)
Net cash and cash equivalents provided by operating activities	$233,319	$189,677
Net cash and cash equivalents provided by (used in) investing activities	$231,931	$(222,451)
Net cash and cash equivalents used in financing activities	$(77,864)	$(10,000)

Operating Activities

Net cash and cash equivalents provided by operating activities for the nine months ended September 27, 2025 were $233.3 million. The net cash and cash equivalents provided by operating activities during the nine months ended September 27, 2025 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $193.3 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities for the first nine months of fiscal 2025 increased compared to the corresponding period in fiscal 2024 primarily due to higher cash collections.

Our working capital was $1,382.1 million at September 27, 2025 and $1,307.4 million at December 28, 2024.

Investing Activities

Net cash and cash equivalents provided by investing activities for the nine months ended September 27, 2025 were $231.9 million. During the nine months ended September 27, 2025, net cash and cash equivalents provided by investing activities included proceeds from maturities and sales of marketable securities of $684.5 million, partially offset by purchases of marketable securities of $421.2 million, capital expenditures of $23.4 million and purchases of non-marketable equity securities of $8.0 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock. Our proposed acquisition of Semilab will cost $432.3 million in cash (subject to certain customary purchase price adjustments) and 641,771 shares of our common stock, par value $0.001 per share. See Note 2 of the Condensed Consolidated Financial Statements for further discussion regarding this proposed acquisition.

Financing Activities

Net cash and cash equivalents used in financing activities for the nine months ended September 27, 2025 were $77.9 million. During the nine months ended September 27, 2025, financing activities used cash primarily for purchases of common stock of $75.0 million and tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans of $12.6 million, partially offset by proceeds from sales of shares through share-based compensation plans of $9.7 million.

In February 2024, our Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. During the three and nine months ended September 27, 2025, we repurchased 0 and 492 thousand shares of common stock under this repurchase authorization, respectively. As of September 27, 2025, there was $99.9 million available for future share repurchases under this share repurchase authorization.

We have a credit agreement with a bank that provides for a variable-rate line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100.0 million. As of September 27, 2025, the available line of credit was $100.0 million with an available interest rate of 4.8%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. A reduction in or volatility with respect to our stock price or a general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 27, 2025. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 27, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the third quarter of 2025, we completed the installation and integration of a new enterprise resource planning system. The new system upgraded our overall information system capabilities, including our financial reporting systems, and supports improved business processes and enhanced internal controls. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 8, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the 2024 Form 10-K, as updated by the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2025, filed with the SEC on May 7, 2025, and June 28, 2025, filed with the SEC on August 7, 2025. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. There were 0 and 492 thousand shares of common stock repurchased under this authorization during the three and nine months ended September 27, 2025, respectively. There was $99.9 million available for future share repurchases under this share repurchase authorization at September 27, 2025. For further information, see Note 16, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and nine months ended September 27, 2025, we withheld 3 thousand and 89 thousand shares through net share settlements, respectively. For the three and nine months ended September 27, 2025, net share settlements cost $0.4 million and $12.7 million, respectively. Please refer to Note 10, “Share-Based Compensation,” of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three months ended September 27, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
	(in thousands, except for per share data)
June 29, 2025 to July 28, 2025	2	$100.23	—	$99,935
July 29, 2025 to August 28, 2025	—	$97.87	—	$99,935
August 29, 2025 to September 27, 2025	1	$104.56	—	$99,935
Three months ended September 27, 2025	3	$101.34	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended September 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

10.1+^

Separation Agreement between Onto Innovation Inc. and Mark Slicer, dated July 9, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on July 11, 2025 (File No. 001-39110).

10.2^^

Amendment to Equity Purchase Agreement, dated as of October 9, 2025, by and among Onto Innovation Inc., Semilab USA LLC, Semilab International Zrt. and Semilab Zrt., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 10, 2025 (File No. 001-39110).

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

^ Certain identified information has been excluded from this exhibit in accordance with Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the registrant treats as private or confidential.

^^ Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	November 6, 2025	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 6, 2025	By:	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer and Principal Accounting Officer