Form 10-K
period 2026-01-03
ONTO INNOVATION INC.
filed 2026-02-24
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2026

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $4,817,275,689 based on the closing price of the Common Stock on the New York Stock Exchange on June 27, 2025.

The number of shares of the registrant’s Common Stock outstanding as of February 5, 2026 was 49,702,361.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 20, 2026.

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
•
our acquisition and integration of Semilab USA LLC (“Semilab USA”);
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

Semilab USA Acquisition

In the fourth quarter of 2025, the Company acquired Semilab USA, which was a subsidiary of Semilab International Zrt., which added three advanced product lines—FAaST®, CnCV® and MBIR—to Onto Innovation’s portfolio, enhancing the Company’s capabilities in inline wafer contamination monitoring, materials characterization and unique surface charge metrology. For more information regarding these product lines, please see “Onto Innovation’s Products” below.

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

Markets

Advanced Nodes. “Advanced nodes” refers to leading-edge ICs where the sizes of transistors and other features continue to shrink. Advanced nodes are associated with transistor dimensions less than 10 nanometers (nm), with the most advanced logic devices now in production using 3nm and 2nm transistor dimensions. Our metrology systems used to measure and characterize these small features are generally purchased when a customer is beginning development at a new, smaller node, in order to set up and test new manufacturing equipment being installed for production at the new node. Our process control/metrology equipment is generally installed prior to the installation of the actual process equipment for that reason. Additional process control equipment is normally purchased when the initial process yields have been stabilized and more manufacturing capacity is required to meet production demands. Therefore, our sales to customers for advanced nodes is generally higher when manufacturing lines for new nodes are being established and may not represent continuous sales revenue until our initial systems reach high levels of utilization driven by the need for greater capacity.

The growth in artificial intelligence (“AI”) based applications has generated significant demand and new technology requirements in the advanced node segment, including for both logic and memory devices. Demand for our products also continues to be driven by our customers’ desire for higher overall chip performance enabled by a greater number of transistors per square millimeter, while improving power efficiency, logic processing capability, data storage volume and manufacturing yield. To achieve these goals, our customers have increased their use of more complex materials and processing methods in their manufacturing flow. The primary path for performance gains is geometric scaling, known as node shrinks, or scaling of transistor dimensions. In some cases, our customers are implementing new materials and methods in high volume manufacturing, including materials and device architectures to reduce power consumption. To scale NAND memory, for example, a 3D layered architecture has been implemented for several customers with more than 700 storage cell layers for devices in production. Additional innovation continues in Data Storage, Power Devices, MEMS, and Image Sensors. We believe the use of these new materials and manufacturing methods has increased demand for our products such as the Atlas® product line, which is capable of measuring advanced nodes as certain features shrink beyond 7nm, to 5nm, 3nm and in the most advanced of cases, 2 nm or less.

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

Onto Innovation’s Products

Automated Metrology Systems. The Atlas family of products represents our line of high-performance automated metrology systems providing OCD and thin film metrology and wafer stress metrology for transistor and interconnect metrology applications. The thin film and OCD technology is supported by our suite of solutions including our latest introductions of AI Diffract™ software, SpectraProbe™ software and AiGen X™ scalable computing engine, which enables visualization, modeling, and analysis of complex structures.

AI Diffract is a modeling, visualization and analysis software that takes signals from the metrology systems, providing critical dimension, thickness, and optical properties from in-line measurements. The software has an intuitive three-dimensional modeling interface to provide visualization of today’s advanced and complex semiconductor devices. There are proprietary fitting algorithms in AI Diffract that enable very accurate and very fast calculations for signal processing for high fidelity model-based measurements. SpectraProbe is a model-less fitting engine that enables fast time to solution for in-line excursion detection and control. SpectraProbe complements the high-fidelity modeling of AI Diffract with a simple machine learning interface for rapid recipe deployment. The software is supported by Ai Gen X, an enterprise scale computing hardware system that is deployed to run the computing intensive analysis software. Ai Gen X leverages commercial server chips and networking architecture and is optimized to support the workload of AI Diffract and SpectraProbe analysis.

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

Our materials characterization products include systems that are used to monitor the physical, optical, and material characteristics of discrete electronic industry, opto-electronic, HB-LED (high brightness LEDs), solar PV (solar photovoltaics), compound semiconductor, strained silicon and silicon-on-insulator (“SOI”) devices, including composition, crystal structure, layer thickness, dopant concentration, bulk contamination and electron mobility. Adding to these capabilities are the FAaST® and CnCV® product lines. The FAaST system is a versatile, non-contact electrical metrology platform, with an option to combine micro and macro corona-Kelvin technologies together with digital surface photovoltage (SPV). The CnCV product line enables wafer-level characterization of wide-bandgap materials without test device fabrication, reducing time and cost.

We have a broad portfolio of products for materials characterization including photoluminescence mapping and Fourier Transform Infrared (“FTIR”) spectroscope in automated and manual systems for substrate quality and epitaxial thickness metrology. These products are now complimented by the MBIR product line of Infra-Red OCD and materials analysis products. The MBIR system is an in-line, non-destructive infrared reflectometry system that enables critical process control of high aspect ratio structures, films and epitaxial structures. The NanoSpec® line supports thin film measurement across all applications in both low volume production and research applications.

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

Customers

Over 190 customers purchased Onto Innovation tools or software in 2025. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in over 25 countries. The following table shows the revenue concentration at our top customers for the respective fiscal years:

Year Ended
Customer	January 3, 2026	December 28, 2024	December 30, 2023
Customer A	20%	23%	14%
Customer B	15%	17%	19%
Customer C	14%	12%	^

^ Total customer revenue was less than 10% of total revenue.

Sales, Customer Service and Application Support

We believe that the capability for direct sales and support is beneficial for developing and maintaining close customer relationships and for rapidly responding to changing customer requirements. We provide local direct sales, service and application support through our worldwide offices located in the United States, South Korea, Japan, Taiwan, Malaysia, China, Vietnam, Singapore and Europe, and work with selected dealers and sales representatives on a more limited basis in various countries. Our applications team is composed of technically experienced sales engineers who are knowledgeable in the use of metrology systems generally and the unique features and advantages of our specific products. Supported by our technical applications team, our sales and support teams work closely with our customers to offer cost-effective solutions to complex measurement and process problems.

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

We manufacture key modular assemblies and integrated tools and make reasonable efforts to ensure that externally purchased parts or raw materials are available from multiple suppliers, if possible. Certain components, subassemblies and services necessary for the manufacture of our systems are obtained either from a sole supplier or limited group of suppliers. We also have long-term supply agreements with strategic suppliers for the supply of key assemblies for use in our products. For more information, please see “Part I, Item IA - Risk Factors - If we do not manage our supply chain effectively, our operating results may be adversely affected, and any increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could lower our margins or result in lost sales.”

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

Intellectual Property

We believe that our success will depend to a great degree upon innovation, technological expertise and our ability to adapt our products to new technology. As a result, we have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of January 3, 2026, we have been granted, or hold exclusive licenses to, 423 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2026 to 2044. We also have 312 pending patent applications in the United States and other countries. Our patents and patent applications principally cover various aspects of metrology, macro-defect detection and classification, altered material characterization, lithography techniques, automation, AI, and machine learning.

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

Human Capital and Talent

As of January 3, 2026, we had approximately 1,615 staff globally, 419 in research and development, 263 in operations, 194 in administration and 739 in sales, applications and service support. A large percentage of our employees have technical backgrounds and undergraduate and/or advanced degrees. Many of our employees have specialized skills and experience that are of value to our business, products and services. Our future success will depend, in large part, upon our ability to attract, motivate and retain our highly skilled, technical, operational and managerial team members, who are in great demand in our industry and business communities.

Approximately 55% of our employees are located in the United States, 40% in Asia Pacific and 5% in Europe. None of our employees are represented by a union and we have never experienced a work stoppage because of union actions. We consider our employee relations to be favorable.

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
•
Export regulations.

U.S. export control regulations and policies have negatively impacted our ability to compete for the business of domestic customers in China, which has adversely affected our results of operations. For additional discussion of the impact of trade policies and export regulations on our competitive position, see “Part I, Item IA - Risk Factors - Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, and our results of operations.”

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
•
We recently implemented a new enterprise resource planning system. Our failure to effectively operate and maintain the new system could have a material adverse effect on us.
•
The use or anticipated use of new and evolving technologies, such as AI, by us or third parties may increase or create new operational risks.

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
•
We are subject to various environmental laws and regulations that could impose substantial costs upon us, and failure to comply with such laws and regulations may impact our business, operating results and financial condition.
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

•
We may choose to acquire or invest in new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.
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

We need to continually evaluate our global supply chain and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing demand for our products and product mix and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and can maintain and improve profitability. Recent changes in the tariff environment may continue to cause fluctuation in our costs. If we are unable to successfully negotiate price reductions with our suppliers, adjust our operations to reduce tariff exposure, and/or offset the increased costs by charging higher sales prices, our margins will decline, resulting in an adverse impact to our business and results of operations. Political instability and/or changes in suppliers may also cause our costs to increase. Despite our efforts to control costs and increase efficiency in our facilities, changes in demand could still cause us to realize lower operating margins and profitability.

Further, our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which have been and may continue to be subject to inflationary pressures. Operating costs have increased and may continue to increase further as a result of higher tariffs, supply chain disruptions in connection with the sourcing of components, materials, equipment, engineering support, and services, labor shortages, high inflation rates, and cost increases attributable to the effects of geopolitical events.

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

We produce the majority of our systems in our manufacturing facilities in the following locations: Wilmington, Massachusetts; Milpitas, California; Tucson, Arizona; and Bloomington, Minnesota. We also use contract manufacturers in Japan, Taiwan, Vietnam, Malaysia, Singapore and the United States. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities could seriously harm our ability to satisfy our customer order deadlines. Restrictions on our access to or operation of manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

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

We recently implemented a new enterprise resource planning system. Our failure to effectively operate and maintain the new system could have a material adverse effect on us.

We recently implemented a complex new enterprise resource planning (“ERP”) system and are continuing to make adjustments to the ERP system and update our business processes. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. The implementation and maintenance of the new ERP system have required, and will continue to require, the investment of significant resources and may be subject to delays and cost overruns. In addition, we may experience difficulties as we continue to adjust to using the new system. Any disruptions, delays or deficiencies in the design or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

The use or anticipated use of new and evolving technologies, such as AI, by us or third parties may increase or create new operational risks.

We have in the past and will in the future integrate new and evolving technologies, such as AI, into our business. AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect an increase in the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors. However, the deployment of such technologies also poses certain risks, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information;

and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that AI-based applications assist in producing are or are perceived to be deficient, inaccurate or biased, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. The introduction of AI technologies into our operations may also potentially result in new or enhanced compliance requirements, governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications. The rapid evolution of AI will also require the application of significant resources to design, develop, test, oversee and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation to minimize any real or perceived unintended harmful impacts. If improperly managed, increase reliance on AI could result in damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We operate in an industry that is highly competitive and subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new products that meet the performance and price demands of our customers. We must also continue to refine our current products so that they remain competitive. We expect to continue to make significant investments in our research and development activities and at times may make inventory investments prior to commercialization. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in our product enhancement efforts to improve and advance products or in responding effectively to technological change, as not all research and development activities result in viable commercial products. In addition, we cannot provide assurance that we will be able to develop new products for the most opportunistic new markets and applications. Any significant delay in releasing new products could cause our products to become obsolete, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. Our competitors may also develop products that may have performance advantages over systems we currently offer or may offer in the future, which could similarly weaken our competitive position.

If new products developed by us do not gain general market acceptance, we will be unable to generate revenue and recover our investments, which may result in a write down of inventory.

Developing products for the semiconductor industry is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel, and identify and eliminate system design flaws. Further, our products are leading edge and complex, and often the applications to our customers’ businesses are unique. Any new systems we introduce may not achieve or sustain a significant degree of market acceptance and sales.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our metrology, lithography, wafer and defect inspection systems, as well as AI and machine learning systems, and software, including both embedded and application software, and have filed applications for additional patents. Any of our pending patent applications may be rejected, however, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and/or may be invalidated, rendered unenforceable and/or challenged by third parties. Third parties may also design around our patents or copy our patented inventions without our knowledge.

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

As part of our business, we store our data and certain data about our customers, vendors and employees in our information technology system. We also rely on our information technology system for business operations. If there is a breach as a result of third-party action, including through the use of AI, employee error, malfeasance, break-ins or otherwise, of our security measures designed to protect this information and prevent data loss and other security breaches, and someone obtains unauthorized access to our customers’, vendors’ or employees’ data or disrupts our access to our own data and systems, we could face loss of business, regulatory investigations or court orders or damage to our reputation, and we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers.

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

We are also subject to evolving and increasingly complex laws, regulations and standards relating to data protection, privacy, and cybersecurity in the United States and globally, as well as to the SEC’s disclosure requirements regarding cybersecurity risk management, strategy, governance and incident reporting. Failure to prevent or timely detect and remediate a cybersecurity incident, or to comply with applicable laws, regulations, contracts, or industry standards, could result in governmental inquiries or enforcement, regulatory penalties, private litigation, indemnity obligations, and other adverse consequences.

We maintain cybersecurity insurance; however, coverage may not be sufficient to cover all losses or impacts from a cybersecurity incident.

Compliance with data protection laws may be costly and may impede development of new products, and any failure to comply with, or inquiries under, these laws could have a material adverse effect on our business, results of operations, and financial condition.

The General Data Protection Regulation (“GDPR”) is a regulation in European Union (“EU”) law on data protection and privacy for the individuals within the EU and the European Economic Area (“EEA”). It also addresses the export of personal data outside the EU and EEA areas. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. We are also subject to the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), an amendment and expansion of the CCPA. We may also be subject to other data privacy laws in the United States, at both the state and federal levels, and the other countries in which we operate. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in our evolving industry, and may be interpreted and applied differently from country to country. Appropriate technical and organizational measures are necessary to implement these data protection principles. These laws and regulations can be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices. A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR, CCPA, CPRA and other new or changing privacy laws and regulations, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Once a semiconductor device manufacturer has selected one vendor’s capital equipment for a production-line application, the manufacturer typically relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor’s equipment for the life of the application. Once a vendor’s equipment has been installed in a production line application, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor’s equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer’s expense of switching to our systems, it will be difficult for us to achieve significant sales to that manufacturer once it has selected another vendor’s capital equipment for an application.

Risks Related to Our International Operations

Tariffs, export regulations, and other market barriers have impacted and may continue to impact our ability to compete for the business of domestic customers in China and other jurisdictions, which has adversely affected and may continue to adversely affect our, business, financial condition and results of operations.

Recent changes in U.S. trade policy have adversely affected and may continue to adversely affect our business. In 2025, the U.S. implemented a number of tariffs on goods imported into the U.S. (“U.S. Tariffs”). In addition, in retaliation for the tariffs imposed on U.S. imports, a number of other countries announced reciprocal tariffs on goods imported from the U.S. The U.S. Tariffs and reciprocal tariffs imposed by other countries may continue to evolve. As discussed above under the heading “If we do not manage our supply chain effectively, our operating results may be adversely affected, and any increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could lower our margins or result in lost sales,” the U.S. Tariffs have increased, and may continue to increase, our supply chain costs. Reciprocal tariffs imposed by other countries have harmed and may continue to harm demand for our products from customers in those regions, or may cause our customers in those regions to push out or cancel previously placed purchase orders.

Additionally, over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, the U.S. Department of Commerce (“DoC”) has imposed export controls on the transfer of certain U.S. products and technologies to “military end users” in China, as well as restrictions on the transfer of U.S. products to certain companies, including Huawei Technologies Co., Ltd., and its affiliates. Most recently, in 2022, the DoC imposed new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. In 2023, 2024 and 2025, the DoC revised and expanded the 2022 export controls and added new controls. The DoC has also added a number of companies in China to the Unverified List and Entity List of the Export Administration Regulations (“EAR”), including major buyers of semiconductor equipment. In September 2025, the DoC instituted the “50% Rule” (also known as the “Affiliates Rule”), which applied Entity List restrictions to affiliates of listed entities. The 50% rule added thousands of companies to the entity list. The implementation of the rule was ultimately suspended for a year until November 2026, but could be reinstated before then.

The effect of these changes, among others, is that Onto Innovation is required to conduct additional end-use diligence and in some instances, obtain export licenses before providing products to certain customers. There can be no assurance that export licenses applied for by us or our customers will be granted in a timely manner or at all. We have experienced and may continue to experience a temporary loss of revenues while we are obtaining licenses with certain customers affected by export controls. Failure to obtain any required license could result in a reduction of anticipated revenues until we are able to replace unlicensed orders with other customer orders for which a license has been obtained or is not required, and there can be no assurance that replacement orders will be obtained on favorable terms, in a timely manner, or at all. In addition, any licenses that are granted to us or to our customers may have a short duration or require us to satisfy various conditions, and it is possible that licenses that have been granted may be revoked or we may not be successful in obtaining reissuance of such licenses upon their expiration or in the event modifications are required to a previously issued license. Any of these occurrences could have a material adverse effect on our revenues, business, financial condition and results of operations. Further, we hold inventory of products that may be affected by these recent U.S. government actions, including potential order cancellations. If the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals also put us at a disadvantage relative to our non-U.S. competitors who may not be required to comply with U.S. export controls. These difficulties and uncertainties have adversely affected our ability to compete for and win business from domestic customers in China.

It is possible that the U.S. government will impose additional export controls on our products or systems, which could lead to further revenue losses. For example, it remains uncertain whether the current U.S. presidential administration will make additional changes with respect to U.S. export control policy. Any such changes could result in additional restrictions on our ability to sell products to customers in China and other jurisdictions. Foreign customers affected by current or future U.S. government sanctions, controls or threats of sanctions or controls may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products (who are not subject to the same export controls and can fulfill the orders). In addition, these export controls may also reduce overall global demand for our customers’ products or for other products produced or manufactured in the U.S. or based on U.S. technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. Increased restrictions on China exports may also lead to regulatory retaliation by the Chinese government, which may adversely impact our business.

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

There may also be conflict or uncertainty in the countries in which we operate, including safety issues, disruptions of service from utilities, nuclear power plant accidents or general economic or political unrest, including war, civil unrest or terrorist attacks. While current global conflicts have not materially adversely affected our business, new or expanding conflicts and sanctions could result in disruptions to the global economy and/or supply chains that could materially adversely affect our business.

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. Due to the pace of legislative changes and the scale of our business activities, any substantial changes in tax policies or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations. For example, beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct U.S. domestic and foreign research and development expenditures on the U.S. tax returns and required taxpayers to capitalize and amortize them over five and fifteen years, respectively, pursuant to IRC Section 174. The requirement reduced our cash flows for 2022, 2023 and 2024. On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act that allows for the immediate expensing of domestic U.S. research and development expenses, although the Company continues to capitalize and amortize foreign research and development costs on the U.S. tax return. In addition, any changes to U.S. and global corporate income tax laws, including increasing U.S. taxation of international business operations and imposing a global minimum tax could have a negative impact on our tax position in the future. Many countries and organizations, such as the Organization for Economic Cooperation and Development (“OECD”), which is discussed further below, are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

The OECD has released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting (“BEPS”), an initiative that aims to standardize and modernize global tax policy. The guidance also established a global minimum tax of 15%. This guidance has been implemented by several jurisdictions, including jurisdictions in which we operate, and many other jurisdictions are in the process of implementing it. Depending on the final form of legislation ultimately enacted, there may be significant consequences for us due to our international business activities, including, but not limited to, an increase in our tax uncertainty and adverse effects on our provision for income taxes. On January 5, 2026, the OECD announced that the Inclusive Framework on Base Erosion and Profit Shifting agreed to a new package of administrative guidance under the Pillar Two global minimum tax rules. The new administrative guidance allows for U.S. multinationals to provide for a Side-by-Side Safe Harbor that would exclude U.S.-parented multinational groups from the global minimum tax rule’s Income Inclusion Rule and Undertaxed Profits Rule on the grounds that the existing U.S. law is sufficiently robust in its taxation of domestic and foreign profits. Although we will continue to monitor U.S. and international legislative developments in this area, we cannot predict whether such protective measures or legislation will be adopted by non-U.S. countries, if any, and whether the U.S. would have any responsive measures.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us, and failure to comply with such laws and regulations may impact our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment, including those relating to the storage, use, discharge, disposal, labeling, and human exposure to hazardous and toxic materials. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other significant expenses. For example, we are, or may become subject to various new or proposed climate-related and other sustainability laws and regulations, including, for example, the state of California’s new climate change disclosure requirements and the EU’s new Corporate Sustainability Reporting Directive. Compliance with such laws and regulations, as well as any increased focus or scrutiny from the SEC and other regulators, investors, customers, vendors, employees, and other stakeholders concerning sustainability and climate matters, could impose additional costs on us. We may unintentionally violate environmental laws or regulations in the future as a result of human error, equipment failure or other causes. In addition to the potential adverse effects on our business operations of such an event, we are committed to maintaining safe working conditions for our employees and sourcing, manufacturing, and distributing our products in a responsible and environmentally friendly manner, and any failure on our part to do so may cause reputational harm for the Company.

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

The success of the Semilab USA acquisition, including the realization of anticipated benefits, will depend, in part, on our ability to successfully combine our and Semilab USA’s businesses. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect our ability to successfully conduct our business in the markets in which Semilab USA now operates, which could have an adverse effect on our financial results. Other potential difficulties of combining our and Semilab USA’s businesses include unanticipated issues in integrating manufacturing, logistics, information communications and other systems. If we experience difficulties with the integration process, the anticipated benefits of the Semilab USA acquisition may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on our business and Semilab USA during this transition period and for an undetermined period after completion of the Semilab USA acquisition on the combined company.

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

We target our products to address the needs of semiconductor device manufacturers. If for any reason the market for products fails to grow in the long term, we may be unable to maintain current revenue levels in the short term and maintain our historical growth in the long term. Growth in the inspection market is dependent to a large extent upon semiconductor manufacturers replacing manual inspection with automated inspection technology. Growth in the metrology market is dependent to a large extent upon new chip designs and capacity expansion of microelectronic manufacturers. Growth in the lithography market is dependent on the development of cost-effective packaging with high fine pitch RDLs, ultimately migrating to multi-die, large, form-factor packages. There can be no assurance that manufacturers will undertake these actions at the rate we expect.

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

Our controls are informed by recognized industry standards and frameworks and are designed to address prevention, detection, and response. Since 2021, our Information Security Management System has been certified to ISO/IEC 27001, and in the current year we achieved certification to the ISO/IEC 27001:2022 standard. Our program includes policies and standards, identity and access management (including multi‑factor authentication where appropriate), endpoint detection and response, network security and segmentation, logging and monitoring, data protection controls, secure software development practices where applicable, and business continuity and disaster recovery planning. Our program is also informed by elements of the NIST Cybersecurity Framework.

Our cybersecurity program also includes third-party assessments to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we have ongoing monitoring and perform risk assessments during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Our individual employees also play an important role in our information security systems. All employees are required to familiarize themselves with the Company’s information security policies and, at least annually, employees are required to participate in an information security training program, which is designed to help employees identify potential threats and train them on how to respond. Throughout the year, the IT department conducts simulated phishing campaigns and other simulated hacking attacks with employees as a way of reminding them of their security obligations and ensuing that our SETA (security education and training awareness) has been effective.

As of the date of this Form 10-K, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

For more information on the cybersecurity risks we face that could adversely impact us, please see “Part I, Item IA - Risk Factors - If our network security measures are breached and unauthorized access is obtained to a customer’s data, to our data, or to our information technology systems, we may incur significant legal and financial exposure and liabilities and may experience disruptions in our operations.”

Cybersecurity Governance

The Company’s Board of Directors has oversight of information security matters at the Company, including reviewing the Company’s cybersecurity practices. At least annually, the Vice President of IT presents the Company’s information security policies and programs to the Board. Our Audit Committee is tasked with overseeing risks from cybersecurity threats. Members of the Audit Committee receive updates on cybersecurity matters on a quarterly basis from one or more representatives from the Company’s Cyber Security Council (“CSC”), which is composed of our Senior Executive Team, our Vice President of IT and our IT Security Director. These updates include a discussion of existing and new cybersecurity risks (if any), updates on how management is addressing and/or mitigating those risks, and the status of information security initiatives. Other Board members also engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs outside of the scheduled meetings.

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

We have also established a process whereby potentially material cybersecurity incidents are escalated to a Cybersecurity Disclosure Committee (“CDC”) consisting of our CEO, CFO, Senior Vice President and General Counsel, Vice President of IT and Corporate Controller. The CDC is tasked with evaluating whether such incidents have material impact on the Company, and thus require disclosure, as well as any other actions that may be appropriate in response to the incident. The CDC promptly notifies the Audit Committee if it determines that an incident is likely to have a material impact on the Company and updates the Audit Committee on a quarterly basis of any incidents that it has evaluated and determined were not material.

The Vice President of IT acts as our head of information security in leading our information security organization. Our Vice President of IT has over 25 years of industry experience leading large technology organizations, including, most recently, as the leader of the IT organization at a large privately held company. Our IT Security Director is a senior cybersecurity and IT leader with 27 years of experience across infrastructure design and architecture engineering, enterprise network engineering, and security operations. Other team members who support our information security program have relevant educational and industry experience, including holding similar positions at other technology companies.

Item 2. Properties.

Our principal executive office building is located at 16 Jonspin Road in Wilmington, Massachusetts. We own our Milpitas facility and lease facilities for corporate, engineering, manufacturing, sales and service-related purposes in the United States and nine other countries - China, Germany, Japan, the Netherlands, South Korea, Singapore, Taiwan, Malaysia and Vietnam. The following table indicates the location, the general purpose and the square footage of our material facilities. Our leases expire at various times through November 30, 2035.

Location	Facility Purpose	Approximate Square Footage
Wilmington Massachusetts	Corporate Headquarters, Engineering and Service	77,500
Milpitas, California	Engineering, Manufacturing, Service and Administration	134,600
Budd Lake, New Jersey	Engineering, Service and Administration	48,900
Bloomington, Minnesota	Engineering, Manufacturing, Service and Administration	98,700
Hillsboro, Oregon	Engineering and Service	17,100
Snoqualmie, Washington	Engineering and Service	20,300
Tucson, Arizona	Engineering, Manufacturing and Service	18,900
Tampa, Florida	Engineering, Manufacturing, Service and Administration	52,800
North Billerica, Massachusetts	Engineering, Manufacturing and Service	14,400
South Korea	Sales and Service	37,000
Taiwan	Sales and Service	38,600
China	Sales, Service and Engineering	28,600
Japan	Sales and Service	12,400
Singapore	Sales and Service	11,300

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $0.01 par value per share, is quoted on the New York Stock Exchange (“NYSE”) under the symbol “ONTO.” As of February 3, 2026, there were approximately 80 stockholders of record. Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and an industry specific index, the PHLX Semiconductor Index, for the period commencing on December 31, 2020 and ending on December 31, 2025.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2020 in the Company’s common stock and in each index. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.

	12/20	12/21	12/22	12/23	12/24	12/25
Onto Innovation Inc.	100.0	212.9	143.2	321.4	350.3	331.8
NYSE Composite	100.0	120.7	109.4	124.5	144.1	169.6
PHLX Semiconductor	100.0	142.9	93.0	155.4	187.0	268.2

We have never declared or paid a cash dividend on our common stock and we currently do not intend to do so. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows us to repurchase up to $200 million worth of shares of our common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the three and twelve months ended January 3, 2026, we repurchased 0 and 492 thousand shares of our common stock under this repurchase authorization. The amount paid to repurchase the shares in excess of par value, including transaction costs, is recorded directly as a decrease to additional paid-in capital and accumulated earnings. At January 3, 2026, there was $99.9 million available for future share repurchases under the share repurchase authorization.

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

The following table provides details of common stock purchased during the three-month period ended January 3, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands, except for per share data)
September 28, 2025 - October 27, 2025	1	$141.05	—	$99,935
October 28, 2025 - November 27, 2025	—	$—	—	$99,935
November 28, 2025 - January 03, 2026	4	$153.63	—	$99,935
Three Months Ended January 03, 2026	5		—

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

Our products and services are used by our customers who manufacture many types of ICs for a multitude of applications, each having unique manufacturing challenges. This includes ICs to enable information processing and management (logic ICs), memory storage (NAND, 3D-NAND, NOR, and DRAM), analog devices (e.g., Wi-Fi and 5G radio ICs, power devices), MEMS sensor devices (accelerometers, pressure sensors, microphones), image sensors, and other end markets including components for AI, hard disk drives, LEDs, and power management.

The semiconductor and electronics industries have also been characterized by constant technological innovation. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment.

The following table summarizes certain key financial information for the periods indicated below:

	Year Ended
	January 3, 2026	December 28, 2024
	(in thousands, except for percentages and per share data)
Revenue	$1,005,263	$987,321
Gross profit	$499,770	$515,308
Gross profit as a percent of revenue	49.7%	52.2%
Total operating expenses	$366,843	$328,205
Net income	$136,759	$201,670
Diluted earnings per share	$2.78	$4.06
•
In fiscal 2025, revenue increased 2% compared to fiscal 2024, primarily due to higher sales to NAND and OSAT customers as well as revenue attributed to the acquired Semilab USA business, partially offset by lower sales to Foundry and DRAM customers.
•
Gross profit as a percentage of revenue decreased to 49.7% for fiscal 2025 compared to 52.2% for fiscal 2024. This was primarily driven by write-downs of excess and obsolete inventory, restructuring costs related to infrastructure transition and costs related to contract manufacturing set-up in fiscal 2025.
•
The increase in operating expenses in fiscal 2025 compared to fiscal 2024 was primarily due to increased restructuring expenses, transaction and amortization costs related to the acquisition of Semilab USA, research and development project costs and compensation cost.

Our cash, cash equivalents and marketable securities balance decreased to $639.6 million at the end of fiscal 2025 from $852.3 million at the end of fiscal 2024. This decrease was primarily the result of cash used for acquisitions of $436.1 million, purchases of common stock of $75.0 million, capital expenditures of $28.5 million, $13.5 million for tax payments related to net share settlement of employee stock-based compensation plans and purchase of non-marketable equity securities of $8.0 million, partially offset by $328.3 million of cash generated from operating activities and $13.4 million of cash from issuance of shares through share-based compensation plans.

In recent years, the U.S. government implemented additional export regulations for U.S. semiconductor technology sold in China. We have applied for export licenses to continue doing business with our customers that are affected by the new export rules. However, the new export controls have resulted in lower net sales in China for fiscal 2025 compared to the prior fiscal years.

For a discussion of the risks related to our business and operations, see Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.3%	47.8%	48.5%
Gross profit	49.7%	52.2%	51.5%
Operating expenses:
Research and development	13.1%	11.5%	12.7%
Sales and marketing	7.0%	7.7%	7.6%
General and administrative	10.7%	8.1%	9.8%
Amortization	3.9%	5.0%	6.7%
Restructuring and other	1.8%	0.9%	0.4%
Total operating expenses	36.5%	33.2%	37.2%
Operating income	13.2%	19.0%	14.3%
Interest income, net	3.5%	3.4%	2.5%
Other expense, net	(0.5)%	—%	(0.5)%
Income before provision for income taxes	16.2%	22.4%	16.3%
Provision for income taxes	2.6%	1.9%	1.4%
Net income	13.6%	20.5%	14.9%

Results of Operations for 2025, 2024 and 2023

Revenue. Our revenue is derived from the sale of our systems and software, spare parts, and services. Our revenue was $1,005.3 million, $987.3 million and $815.9 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. This represents an increase of 2% from 2024 to 2025 and an increase of 21% from 2023 to 2024.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended
	January 3, 2026		December 28, 2024		December 30, 2023
	(in thousands, except for percentages)
Systems and software	$847,835	84%	$850,443	86%	$683,316	84%
Parts	84,200	8%	76,584	8%	74,604	9%
Services	73,228	8%	60,294	6%	57,948	7%
Total revenue	$1,005,263	100%	$987,321	100%	$815,868	100%

Total systems and software revenue decreased $2.6 million for the year ended January 3, 2026, as compared to the year ended December 28, 2024, primarily due to a decrease in units shipped of our inspection product line to customers in support of advanced packaging needs for chips used in AI applications, partially offset by an increase in metrology product line units shipped to customers in Advanced Nodes and units shipped to Semilab USA customers in SiC specialty devices. Parts and services revenue is generated from part sales, maintenance service contracts, and system upgrades, as well as time and material billable service calls. During fiscal 2025, the increase in total parts and services revenue was primarily due to increased spending by our customers on system upgrades and repairs of existing systems.

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

The following table sets forth, for the periods indicated, our revenue by geographic region as percentages of our revenue.

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands, except for percentages)
Revenue	$1,005,263	$987,321	$815,868
Taiwan	32%	31%	17%
South Korea	28%	29%	21%
United States	12%	11%	16%
Japan	10%	6%	11%
China	7%	12%	17%
Southeast Asia	6%	6%	11%
Europe	5%	5%	7%
Total revenue	100%	100%	100%

The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continue to occur in this region and we expect that trend to continue.

Gross Profit. Our gross profit has been and will likely continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, inventory step-up from purchase accounting, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $499.8 million, $515.3 million and $420.3 million for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. Our gross profit represented 49.7%, 52.2% and 51.5% of our revenue for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. The decrease in gross profit as a percentage of revenue from 2024 to 2025 was primarily due to restructuring and other expenses for the write down of excess and obsolete inventory. The increase in gross profit as a percentage of revenue from 2023 to 2024 was primarily due to an increase in revenue volume and change in product mix, partially offset by write-downs related to the impairment and exit of certain lithography inventory.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained, and intend to continue, our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our intellectual property. Our research and development expenses were $132.0 million, $113.9 million and $104.4 million in fiscal years 2025, 2024 and 2023, respectively. The year-over-year dollar increase from 2024 through 2025 was primarily due to increases in compensation costs, production expenses and depreciation and amortization. The year-over-year dollar increase from 2023 through 2024 was primarily due to increase in compensation costs, outside services costs, product development costs, travel costs, research and development project costs, freight and duty costs, and depreciation expenses. We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries and related costs for sales and marketing personnel, as well as commissions and other non-personnel related expenses. Our sales and marketing expenses were $70.0 million, $76.0 million and $61.8 million in fiscal years 2025, 2024 and 2023, respectively. The year-over-year dollar decrease from 2024 through 2025 was primarily due to decreases in compensation costs, outside services and fees, and facilities expenses. The year-over-year dollar increase from 2023 through 2024 was primarily due to increases in total compensations costs, travel costs, outside service costs, sales and marketing costs and production expenses.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for general administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $107.1 million, $79.9 million and $79.6 million in fiscal years 2025, 2024 and 2023, respectively. The year-over-year dollar increase from 2024 through 2025 was primarily due to increases in compensation costs, outside services and fees, travel costs, facilities expenses, and other general expenses. The year-over-year dollar increase from 2023 through 2024 was primarily due to increases in depreciation expense, facilities expense and partially offset by a decrease in freight and duty costs.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets, primarily purchased technology, was $39.4 million, $49.4 million and $54.8 million in fiscal years 2025, 2024 and 2023, respectively. The year-over-year dollar decrease from 2024 to 2025 was due to certain assets becoming fully amortized, partially offset by Semilab USA amortization of $5.6 million. The year-over-year dollar decrease from 2023 through 2024 was due to certain assets becoming fully amortized.
•
Restructuring and Other. Restructuring and other expenses were $18.4 million, $9.0 million and $3.6 million in fiscal years 2025, 2024 and 2023, respectively. The year-over-year increase from 2024 through 2025 was primarily due to an increase in business transformation projects that includes the streamlining of various operating activities. The year-over-year increase from 2023 through 2024 was primarily due to an increase in employee severance costs and business transformation projects that includes the streamlining of various operating activities.

Interest income, net. In fiscal years 2025, 2024 and 2023, net interest income was $35.0 million, $33.5 million and $20.4 million, respectively. The increases in net interest income from 2024 to 2025 and from 2023 to 2024 were due to higher average balances and higher interest rates during both the 2025 and 2024 periods, respectively.

Income taxes. The following table provides details of income tax:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands, except for percentages)
Income before provision for income taxes	$162,902	$220,447	$132,582
Provision for income taxes	$26,143	$18,777	$11,423
Effective tax rate	16%	9%	9%

The income tax provision differs from the federal statutory income tax rate of 21% for 2025 primarily due to a benefit related to the Foreign Derived Intangible Income Deduction (“FDII”) of $6.9 million, tax benefits for research and development credits of $7.2 million, and excess tax benefits of share-based compensation of $2.4 million. These benefits were partially offset by non-deductible officer’s compensation of $3.1 million. The effective tax rate for the year ended Jan 3, 2026 was impacted by the enactment of the One Big Beautiful Bill Act (“OBBBA”) that resulted in less FDII benefit from the prior fiscal year.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following:

	Year Ended
	January 3, 2026	December 28, 2024
	(in thousands)
Cash and cash equivalents	$346,119	$212,945
Marketable securities	293,503	639,383
Total cash, cash equivalents and marketable securities	$639,622	$852,328

Sources and Uses of Cash

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Cash provided by operating activities	$328,315	$245,676	$171,973
Cash used in investing activities	$(121,568)	$(226,547)	$(103,387)
Cash used in financing activities	$(75,150)	$(35,673)	$(9,475)

Operating Activities

Cash provided by operating activities during fiscal 2025 was $328.3 million, which reflects net income, adjusted to exclude the effect of non-cash operating charges, of $131.5 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation, provision for inventory valuation and deferred income taxes. Cash provided by operating activities in fiscal 2025 increased compared to fiscal 2024 primarily due to improved cash collections and higher accounts payable balances driven by increased contract manufacturing activity, partially offset by higher cash outflows for income taxes resulting from the timing of payments and the settlement of prior period liabilities, as well as a use of cash in accrued and other liabilities.

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

Our working capital was $1,049.1 million at January 3, 2026 and $1,307.4 million at December 28, 2024.

Investing Activities

We used $121.6 million, $226.5 million and $103.4 million of cash in investing activities in fiscal 2025, 2024 and 2023, respectively. Capital expenditures, net of proceeds in fiscal 2025, 2024 and 2023 were $28.5 million, $31.9 million and $19.8 million. Capital expenditures were primarily for enterprise resource planning systems implementation, investments in facility improvements, demonstration and testing equipment, manufacturing and network equipment. Proceeds from sales and maturities of marketable securities, net of purchases of marketable securities was $351.1 million for fiscal 2025, purchases of marketable securities, net of proceeds from sales and maturities of marketable securities, for fiscal 2024 and 2023 was $167.9 million and $83.6 million, respectively. Net cash paid for acquisitions in fiscal 2025 and 2024 was $436.1 million and $26.8 million, respectively. There were no acquisitions in fiscal 2023.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

We used $75.1 million, $35.7 million and $9.5 million of cash in financing activities for fiscal 2025, 2024 and 2023, respectively. Purchases of our common stock were $75.0 million, $25.1 million and $3.2 million in fiscal 2025, 2024 and 2023, respectively. Tax withholding payments for vested equity awards, partially offset by proceeds from sales of shares through share-based compensation plans were $0.1 million, $9.9 million and $5.5 million for fiscal 2025, 2024 and 2023, respectively. Payments for contingent consideration for acquired business were $0.7 million and $0.8 million in fiscal 2024 and 2023, respectively. There were no payments of contingent consideration for acquired business in fiscal 2025.

We have a credit agreement with a bank that provides for a variable-rate line of credit that is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. As of January 3, 2026, the available line of credit was approximately $100.0 million with an available interest rate of 4.3%. The credit agreement is available to us until such time that either party terminates the arrangement at its discretion. As of the date of this filing, we have not utilized the line of credit.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at January 3, 2026, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$19,770	$7,080	$8,434	$3,596	$660
Purchase obligations (1)	256,414	248,091	8,323	—	—
Total	$276,184	$255,171	$16,757	$3,596	$660
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of January 3, 2026, a hypothetical increase of 100 basis points in interest rates would result in a decrease of $1.7 million in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on revenues denominated in Japanese yen. These forward contracts are not designated as accounting hedges, so the change in fair value of the forward exchange contracts is recognized under the caption “Other expense, net” in the Consolidated Statements of Operations for each reporting period. As of January 3, 2026, and December 28, 2024, we had sixteen and fifty-six outstanding forward contracts, respectively, with a total notional contract value of $47.4 million and $45.9 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of January 3, 2026. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of January 3, 2026 at the reasonable assurance level.

In accordance with the SEC’s published guidance, because the acquisition of Semilab closed in the fourth quarter of the year ended January 3, 2026, we did not have sufficient time to fully incorporate Semilab into our internal control over financial reporting. Therefore, we excluded Semilab from the evaluation of disclosure controls and procedures and the effectiveness of our internal control over financial reporting as of January 3, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As part of this evaluation, management considered the implementation of the Company’s new enterprise resource planning (ERP) system completed during the third quarter of fiscal 2025, which was previously disclosed in our Form 10‑Q for that period. The implementation resulted in modifications to certain processes and related internal controls, and these changes were evaluated and incorporated into management’s assessment of internal control over financial reporting as of year‑end. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2026.

In accordance with the SEC’s published guidance, management excluded Semilab from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026. Semilab constituted 3% of total assets, excluding goodwill and intangibles, as of January 3, 2026 and 1% of revenue for the year then ended.

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

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended January 3, 2026 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of January 3, 2026, as stated in its attestation report included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Fiscal Year Change

On February 18, 2026, the Board of Directors changed the Company’s fiscal year-end from a 52-53 week fiscal year ending on the Saturday closest to December 31 to a December 31 fiscal year-end. The Company will make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. Additionally, the Company will adopt calendar quarter fiscal period ends commencing with the first quarter ending March 31, 2026. Per SEC guidance, the Company’s change from a 52-53 week fiscal year to a December 31 fiscal year-end is not deemed a change in fiscal year-end for purposes of reporting subject to Rule 13a-10 or 15d-10 of the Exchange Act. Accordingly, the Company is not required to file a transition report.

Rule 10b5-1 Plan Elections

During the fiscal quarter ended January 3, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 20, 2026, and such information included in the Proxy Statement is incorporated herein by reference, as specified below.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. We have filed a copy of our insider trading policy as Exhibit 19 to this Form 10-K.

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

3.
Exhibits

Exhibits are as set forth in the “Exhibit Index” provided below. Where so indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
2.1^	Equity Purchase Agreement, dated as of June 27, 2025, by and among Onto Innovation Inc., Semilab USA LLC, Semilab International Zrt. and Semilab Zrt.	8-K	001-39110	June 30, 2025	2.1
2.2^	Amendment to Equity Purchase Agreement, dated as of October 9, 2025, by and among Onto Innovation Inc., Semilab USA LLC, Semilab International Zrt. and Semilab Zrt.	8-K	001-39110	October 10, 2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Onto Innovation Inc.	8-K	001-39110	October 28, 2019	3.2
3.2	Amended and Restated Bylaws of Onto Innovation Inc.	8-K	001-39110	January 27, 2020	3.1
4.1	Form of Common Stock Certificate	10-K	001-39110	February 25, 2020	4.2
4.2	Description of Securities	10-K	001-39110	February 25, 2020	4.1
10.1*	Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-Q	001-39110	August 8, 2024	10.1
10.2*	Form of Employee Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-K	001-39110	February 25, 2025	10.2
10.3*	Form of Director Stock Option Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-K	001-39110	February 25, 2025	10.3
10.4*+	Form of Executive Restricted Stock Unit Grant Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.5*+	Form of Executive Performance Stock Unit Grant Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.6*+	Form of Employee Restricted Stock Unit Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.7*	Form of Director Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-K	001-39110	February 26, 2024	10.7
10.8*+	Form of Employee Performance Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	-	-	-	-
10.9*	Form of Employee Incentive Restricted Stock Unit Purchase Agreement for usage under the Onto Innovation Inc. 2020 Stock Plan, as amended and restated	10-Q	001-39110	November 4, 2021	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit No./Appendix Reference
10.10*	Onto Innovation Inc. 2020 Employee Stock Purchase Plan	S-8	333-238492	May 19, 2020	10.2
10.11*	Onto Innovation Nonqualified Deferred Compensation Plan	8-K	001-39110	November 21, 2025	10.1
10.12*	Onto Innovation Nonqualified Deferred Compensation Plan Adoption Agreement	8-K	001-39110	November 21, 2025	10.2
10.13*	Form of Onto Innovation Inc. Indemnification Agreement	8-K	001-39110	September 13, 2021	10.1
10.14*	Employment Agreement, dated as of September 15, 2023, by and between Onto Innovation Inc. and Michael P. Plisinski* incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 15, 2023 (File No. 001-39110).	8-K	001-39110	September 15, 2023	10.1
10.15*	Offer Letter to Yoon Ah E. Oh, dated October 4, 2021, by and between Yoon Ah E. Oh and Onto Innovation Inc.	10-Q	001-39110	May 3, 2022	10.1
10.16*	Offer Letter to Mark Slicer, dated April 1, 2022, by and between Mark Slicer and Onto Innovation Inc.	8-K	001-39110	May 17, 2022	10.1
10.17*	Separation Agreement between Onto Innovation and Mark Slider, dated July 9, 2025	8-K/A	001-39110	July 11, 2025	10.1
10.18*	Offer Letter to Ramil Yaldaei, dated April 25, 2023, by and between Ramil Yaldaei and Onto Innovation Inc.	10-K	001-39110	February 25, 2025	10.15
10.19	Employment Agreement between Onto Innovation Inc. and Brian Roberts, effective as of June 16, 2025	8-K	001-39110	June 16, 2025	10.1
10.20*	Offer Letter to Srinivas Vedula, dated August 30, 2021	10-K	001-39110	February 25, 2025	10.16
10.21*	Form of Executive Change in Control Agreement	10-K	001-39110	February 24, 2023	10.13
19+	Onto Innovation Inc. Insider Trading Policy	-	-	-	-
21.1+	Subsidiaries.	-	-	-	-
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	-	-	-	-
31.1+	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
31.2+	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-
97	Onto Innovation Inc. Incentive Compensation Recovery Policy	10-K	001-39110	February 26, 2024	97
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement.
^	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Filed herewith

Item 16. Form 10-K Summary.

None

ONTO INNOVATION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onto Innovation Inc. (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosure to which they relate.

Reserve for Excess and Obsolete Inventory

Description of the Matter

As described in Notes 2 and 8 to the consolidated financial statements, the Company records inventory net of a reserve for excess and obsolete inventory resulting in net inventories of $298.3 million as of January 3, 2026. The valuation of certain of the Company's inventory is subject to risks associated with supply and demand. As described in Note 2 to the consolidated financial statements, the Company maintains reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about historical and future demand for the Company’s products and market conditions.

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

Valuation of Developed Technology and Customer Relationship intangible assets in the Acquisition of Semilab USA LLC
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Semilab USA LLC for a total purchase price of $526.6 million during the fiscal year 2025. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combination.

Auditing the Company’s accounting for the acquisition was complex due to the estimation uncertainty in the Company’s determination of the fair value of certain identified intangible assets, which primarily consisted of developed technology and customer relationships. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used the multi-period excess earnings method to value the customer relationship intangible assets and the relief from royalty method to value the developed technology intangible assets. The assumptions used to estimate the value of these intangible assets included, among others, revenue, revenue growth rates, customer attrition rates, royalty rates, and discount rates. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining fair value of the identifiable intangible assets. We tested management’s review controls over the significant assumptions described above along with the completeness and accuracy of the data used in the fair value estimates.

To test the estimated fair value of the acquired customer relationships and developed technology assets, we performed audit procedures that included, among others, assessing the valuation methodologies used, evaluating the assumptions discussed above, and testing the completeness and accuracy of the underlying data used by management to support the assumptions and estimates used in its analysis. To evaluate the forecasted revenue and revenue growth rates, we performed procedures including consideration of current industry and economic trends, review of the acquired business’s historic financial performance and comparison to guideline public company forecasts. To evaluate the customer attrition rate, we performed procedures to understand the acquired business’s historic customer attrition trends and to test the historical data used by management. We involved our valuation specialists to assist in our evaluation of the valuation methodologies used by the Company and certain significant assumptions, including the discount rate and attrition rate used to value the customer relationship intangible asset and the discount rate and royalty rates used to value the developed technology intangible assets. We also performed a sensitivity analysis of each assumption to evaluate the change in the estimated fair value of the customer relationships and developed technology intangible assets resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Iselin, New Jersey

February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Onto Innovation Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Onto Innovation Inc.’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Onto Innovation Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Semilab USA LLC, which is included in the 2025 consolidated financial statements of the Company and constituted 3% of total assets, excluding goodwill and intangibles, as of January 3, 2026 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Semilab USA LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 24, 2026

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Revenue	$1,005,263	$987,321	$815,868
Cost of revenue	505,493	472,013	395,614
Gross profit	499,770	515,308	420,254
Operating expenses:
Research and development	131,978	113,860	104,442
Sales and marketing	69,955	76,044	61,765
General and administrative	107,077	79,855	79,575
Amortization	39,409	49,437	54,822
Restructuring and other	18,424	9,009	3,572
Total operating expenses	366,843	328,205	304,176
Operating income	132,927	187,103	116,078
Interest income, net	34,971	33,489	20,356
Other expense, net	(4,996)	(145)	(3,852)
Income before provision for income taxes	162,902	220,447	132,582
Provision for income taxes	26,143	18,777	11,423
Net income	$136,759	$201,670	$121,159
Earnings per share:
Basic	$2.78	$4.09	$2.47
Diluted	$2.78	$4.06	$2.46
Weighted average number of shares outstanding:
Basic	49,123	49,343	48,971
Diluted	49,273	49,660	49,318

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net income	$136,759	$201,670	$121,159
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale marketable securities	357	(137)	3,660
Change in currency translation adjustments	3,485	(5,827)	(1,549)
Total other comprehensive income (loss), net of tax	3,842	(5,964)	2,111
Total comprehensive income	$140,601	$195,706	$123,270

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 3, 2026	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$346,119	$212,945
Marketable securities	293,503	639,383
Accounts receivable, less allowance of $2,462 at January 03, 2026 and $2,585 at December 28, 2024	268,932	308,142
Inventories	298,264	286,979
Prepaid expenses and other current assets	61,217	30,073
Total current assets	1,268,035	1,477,522
Property, plant and equipment, net	127,184	123,868
Goodwill	644,015	329,980
Identifiable intangible assets, net	298,098	127,457
Deferred income taxes	3,864	42,811
Other assets	26,545	15,453
Total assets	$2,367,741	$2,117,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,685	$56,261
Accrued liabilities	48,544	49,974
Deferred revenue	31,781	33,828
Other current liabilities	30,936	30,026
Total current liabilities	218,946	170,089
Deferred and other tax liabilities	20,401	4
Other non-current liabilities	27,747	21,116
Total liabilities	267,094	191,209
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 97,000 shares authorized, 49,702 and 49,238 issued and outstanding at January 3, 2026 and December 28, 2024, respectively.	50	49
Additional paid-in capital	1,366,833	1,275,146
Accumulated other comprehensive loss	(10,021)	(13,863)
Accumulated earnings	743,785	664,550
Total stockholders’ equity	2,100,647	1,925,882
Total liabilities and stockholders’ equity	$2,367,741	$2,117,091

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$136,759	$201,670	$121,159
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	21,030	12,872	12,390
Accretion of discount on marketable securities	(4,734)	(7,202)	(4,762)
Amortization of intangibles	39,409	49,437	54,822
Share-based compensation	27,617	28,577	25,513
Write-off of acquired in-process research and development	—	4,168	—
Provision for inventory valuation	26,489	19,187	10,015
Deferred income taxes	12,866	(26,476)	(22,429)
Other, net	8,821	722	2,991
Change in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	53,783	(83,685)	12,151
Income taxes	(20,160)	3,109	1,798
Inventories	(3,029)	19,943	(16,462)
Prepaid expenses and other assets	(2,378)	9,295	(9,251)
Accounts payable	50,937	6,225	(4,681)
Accrued and other liabilities	(19,095)	7,834	(11,281)
Net cash and cash equivalents provided by operating activities	328,315	245,676	171,973
Cash flows from investing activities:
Purchases of marketable securities	(475,805)	(708,707)	(480,458)
Proceeds from maturities and sales of marketable securities	826,874	540,824	396,844
Purchases of property, plant and equipment	(28,513)	(31,903)	(22,573)
Purchases of non-marketable equity securities	(8,000)	—	—
Proceeds from sale of property, plant and equipment	—	—	2,800
Acquisitions, net of cash acquired	(436,124)	(26,761)	—
Net cash and cash equivalents used in investing activities	(121,568)	(226,547)	(103,387)
Cash flows from financing activities:
Purchases of common stock	(75,015)	(25,069)	(3,197)
Tax payments related to shares withheld for share-based compensation plans	(13,534)	(19,045)	(10,762)
Payment of contingent consideration for acquired business	—	(737)	(801)
Issuance of shares through share-based compensation plans	13,399	9,178	5,285
Net cash and cash equivalents used in financing activities	(75,150)	(35,673)	(9,475)
Effect of exchange rate changes on cash and cash equivalents	1,577	(4,019)	(1,476)
Net increase in cash and cash equivalents	133,174	(20,563)	57,635
Cash and cash equivalents at beginning of year	212,945	233,508	175,872
Cash and cash equivalents at end of year	$346,119	$212,945	$233,508

Supplemental disclosure of cash flow information:
Income taxes paid, net	$36,039	$35,505	$34,104
Supplemental noncash investing and financing activities:
Issuance of shares for acquisition	$81,697	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONTO INNOVATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended January 3, 2026,

December 28, 2024 and December 30, 2023

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	48,684	$49	$1,243,631	$(10,010)	$362,756	$1,596,426
Issuance of shares through share- based compensation plans, net	573	—	5,285	—	—	5,285
Repurchase of common stock	(46)	—	(1,638)	—	(1,559)	(3,197)
Net income	—	—	—	—	121,159	121,159
Share-based compensation	—	—	25,513	—	—	25,513
Share-based compensation plan withholdings	(125)	—	(10,762)	—	—	(10,762)
Currency translation	—	—	—	(1,549)	—	(1,549)
Unrealized gain on investments	—	—	—	3,660	—	3,660
Balance at December 30, 2023	49,086	$49	$1,262,029	$(7,899)	$482,356	$1,736,535
Issuance of shares through share- based compensation plans, net	411	—	9,178	—	—	9,178
Repurchase of common stock	(157)	—	(5,593)	—	(19,476)	(25,069)
Net income	—	—	—	—	201,670	201,670
Share-based compensation	—	—	28,577	—	—	28,577
Share-based compensation plan withholdings	(102)	—	(19,045)	—	—	(19,045)
Currency translation	—	—	—	(5,827)	—	(5,827)
Unrealized loss on investments	—	—	—	(137)	—	(137)
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882
Issuance of shares through share- based compensation plans, net	409	—	13,399	—	—	13,399
Repurchase of common stock	(492)	—	(17,491)	—	(57,524)	(75,015)
Net income	—	—	—	—	136,759	136,759
Share-based compensation	—	—	27,617	—	—	27,617
Share-based compensation plan withholdings	(95)	—	(13,534)	—	—	(13,534)
Purchase of a business	642	1	81,696	—	—	81,697
Currency translation	—	—	—	3,485	—	3,485
Unrealized gain on investments	—	—	—	357	—	357
Balance at January 3, 2026	49,702	$50	$1,366,833	$(10,021)	$743,785	$2,100,647

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

2.
Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation. The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has prepared these consolidated financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”).

Fiscal Year. Through fiscal 2025, the Company operated on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. The fiscal year of 2025 was a 53-week fiscal year that began on December 29, 2024 and ended January 3, 2026. The fiscal year of 2024 was a 52-week fiscal year that began on December 31, 2023 and ended December 28, 2024. The fiscal year of 2023 was a 52-week fiscal year that began on January 1, 2023 and ended December 30, 2023. On February 18, 2026, the Board of Directors changed the Company’s fiscal year from a 52-53 week fiscal year ending on the Saturday closest to December 31 to a December 31 fiscal year-end beginning with the fiscal year ending on December 31, 2026

Segment Reporting. The Company is organized and operates as one reportable segment, the design, development, manufacture and support of high-performance control metrology, defect inspection, lithography and data analysis systems used by microelectronics device manufacturers. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

For additional information on the Company’s segment reporting, see Note 15 of Notes to the Consolidated Financial Statements.

Revenue Recognition. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is reasonably assured.

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

Systems and Software Revenue

Revenue from systems is recognized when the Company transfers control of the product to the customer. To indicate transfer of control, the Company must have a present right to payment, legal title must have passed to the customer and the

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

customer must bear the significant risks and rewards of ownership. The Company generally transfers control for system sales when the customer or the customer’s agent picks up the system at the Company’s facility. The Company provides an assurance warranty on its systems for a period of twelve to fourteen months against defects in material and workmanship. The Company provides for the estimated cost of product warranties at the time revenue is recognized.

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

The Company applies the practical expedient outlined in ASC 606-40-32-18 which allows the company not to adjust promised consideration for the effects of a significant financing component if the payment terms are one year or less.

The Company does not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognizes revenue in the amount to which it has the right to invoice.

For additional information on the Company’s revenue recognition, see Note 10 of Notes to the Consolidated Financial Statements.

Business Combinations. The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in its consolidated statements of operations. Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, especially at the acquisition date including its estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, acquired technologies, technology obsolescence rates, estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

These estimates and assumptions are based on historical experience and on various other factors which the Company believes to be reasonable under the circumstances. The Company may engage third-party valuation specialists to assist with estimates related to the valuation of performance stock awards, goodwill, identifiable intangible and certain tangible assets acquired. Such estimates often require the selection of appropriate valuation methodologies and significant judgment. Actual results could differ from these estimates under different assumptions or circumstances and such differences could be material.

Cash and Cash Equivalents. Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

Marketable Securities. The Company determined that its investment securities are to be classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses and interest and dividends on available-for-sale securities are included in interest income and other, net. Available-for-sale securities are classified as current assets regardless of their maturity date if they are available for use in current operations. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in fair value is determined to be other-than-temporary, unrealized losses on available-for-sale securities are charged against earnings. The specific identification method is used to determine the gains and losses on marketable securities.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are five to twenty-two years for buildings, three to ten years for machinery and equipment, three to ten years for furniture and fixtures, three years for computer equipment, and three to ten years for software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized.

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

Goodwill and Indefinite Lived Intangible Assets. Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company has one reporting unit and one operating segment. No goodwill impairment occurred in fiscal years 2025, 2024, or 2023. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When the Company performs the quantitative goodwill impairment test, it compares fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Intangible assets with indefinite lives, including in-process research and development (“IPR&D”), are tested for impairment if impairment indicators arise and, at a minimum, annually. However, the Company is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of intangible assets with indefinite lives may not be recoverable, including, but not limited to estimates of future cash flows, the discount rate, terminal growth rates, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.

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

The Company’s accounts receivable result primarily from the sale of semiconductor equipment, related accessories and replacement parts. The Company’s customer base is highly concentrated and historically, a relatively small number of

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

customers have accounted for a significant portion of its receivables. Write-offs of uncollectible accounts have historically not been material. The Company actively monitors its customers’ financial strength to reduce the risk of loss.

Warranties. The Company generally provides a warranty on its products for a period of twelve to fourteen months against defects in material and workmanship. The Company accrues for the estimated cost of product warranties at the time revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage and labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts in accordance with changes in these factors.

Income Taxes. The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is recorded to reduce a deferred tax asset to the portion which more likely than not will be realized.

For additional information on the Company’s income taxes, see Note 13 of Notes to the Consolidated Financial Statements.

Translation of Foreign Currencies. The Company’s international branches and subsidiaries primarily generate and expend cash in their local functional currency. Accordingly, all balance sheet accounts of these local functional currency branches and subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period. The resulting translation adjustments are recorded as cumulative translation adjustments and are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $11.0 million and $14.5 million as of January 3, 2026 and December 28, 2024, respectively.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of January 3, 2026 and December 28, 2024 were as follows:

	January 3, 2026	December 28, 2024
	(in thousands)
Notional amount	$47,361	$45,883
Fair value of asset	89	61

During the years ended January 3, 2026 and December 28, 2024, the Company recognized losses of $1.7 million and $1.1 million on maturities of forward contracts, respectively. During the year ended December 30, 2023, the Company recognized a gain of $0.3 million on maturities of forward contracts. The aggregate notional amounts of matured contracts were $485.6 million, $423.4 million and $319.4 million for 2025, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements.

Recently Adopted or Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company applied the amendments prospectively for the fiscal year ended January 3, 2026, and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the fiscal year ended January 3, 2026, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.

Updates Not Yet Effective

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” to clarify and reorganize U.S. GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. The amendment is effective for the Company for interim periods in 2028, with early adoption permitted. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

In December 2025, the FASB issued ASU 2025‑10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” to establish specific guidance for the recognition, measurement, presentation, and disclosure of government grants received to reduce diversity and increase consistency amongst business entities in accounting for such grants. This amendment amends Accounting Standards Codification “ASC” Topic 832 to require that a government grant received by a business entity should not be recognized as income until it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received, with any grant related to an asset to be purchased, constructed or acquired such as long-lived assets or inventory to be recognized on the balance sheet as either deferred income

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or as an adjustment to the cost basis of the related asset, or the cost accumulation approach, as such costs are incurred. Any grant income or deferred income shall be recognized in earnings on a systematic and rational basis over the periods in which a business entity recognizes as expenses the costs for which the grant is intended to compensate, whereas any grants accounted for using the cost accumulation approach will not have a direct subsequent recognition in earnings, but rather reduced depreciation or amortization in accounting for the related asset. Entities are also required to present grants recognized in earnings separately under other income or deducted from the related expense, and provide disclosures of the nature of the government grant received, the accounting policies used to account for the grant, and the significant terms and conditions of the grant. The amendment is effective for the Company for annual and interim periods in 2029, with early adoption and multiple transition methods permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” to amend certain aspects of its hedge accounting guidance to better reflect an entity’s risk management activities in the financial statements. The guidance expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of nonfinancial assets. For public business entities, the provisions of ASU 2025-09 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The ASU may be applied prospectively, retrospectively or through a modified transition approach with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326),” which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance allows all entities to use a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which requires additional disclosure of certain costs and expenses, including inventory purchases, employee compensation, selling expense and depreciation expense within the notes to financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statements and related disclosures.

3. Business Combination:

On November 17, 2025 (the “Acquisition Date”), the Company completed the previously announced acquisition of Semilab USA LLC (“Semilab USA”), pursuant to the Equity Purchase Agreement (the “Purchase Agreement”), dated as of June 27, 2025, by and among the Company, Semilab International Zrt. (the “Seller”), Semilab Zrt. and Semilab USA, as amended by the Amendment to Equity Purchase Agreement, dated October 9, 2025.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preliminary Acquisition Date fair value of consideration transferred consisted of the following:

At Acquisition Date
(in thousands, except per share data)
Cash paid	$389,052
Issuance of common stock (1)	81,697
Cash paid to extinguish Semilab USA’s debt	55,892
Total purchase consideration	$526,641

(1) The fair value is based on the issuance of 641,771 shares of the Company's common stock with a per share value of $127.30 on the Acquisition date.

The Company accounted for the acquisition of Semilab USA in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The acquired assets and assumed liabilities were recorded at their estimated fair values. The Company determined the estimated fair values with the assistance of valuations performed by a third-party specialist, discounted cash flow analysis, and estimates made by management.

The acquisition strengthens the Company’s capabilities in inline wafer contamination monitoring, materials characterization, and unique surface charge metrology. The goodwill recognized reflects the anticipated benefits from expanding the Company’s product portfolio and its growth opportunities in both new and existing markets. As the purchase price exceeded the fair value of Semilab USA’s identifiable net assets, goodwill was recorded in connection with the transaction. The Company does not expect the goodwill to be deductible for income tax purposes.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of $46.6 million was established primarily for the future amortization of these intangibles and is included in “other long-term liabilities” in the table below.

The inventory fair value step‑up is non‑recurring and is recognized as an increase to cost of goods sold as the related inventory is sold. For the year ended January 3, 2026, the Company recognized $4.0 million of expense related to the step‑up. The remaining balance of approximately $9.1 million is expected to be recognized over the estimated sell‑through period of one year following the acquisition date.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed:

At Acquisition Date
(in thousands)
Cash and cash equivalents	$8,876
Accounts receivable	14,428
Inventories	33,838
Prepaid expenses and other current assets	843
Property, plant and equipment	2,058
Intangible assets	210,000
Other assets	3,045
Accounts payable	(487)
Accrued expenses and other current liabilities	(8,270)
Other long-term liabilities	(51,668)
Total identifiable net assets	212,663
Goodwill	313,978
Total purchase consideration	$526,641

The following table sets forth the preliminary amounts, allocated to the intangible assets identified and their estimated useful lives as of the Acquisition Date:

	At Acquisition Date
	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Developed technology	$103,000	7.0
Customer relationships	82,000	6.0
Backlog	20,000	1.3
Tradename	5,000	8.0
Total amortizable intangible assets	$210,000

The developed technology intangible assets were valued using the relief-from-royalty method under the income approach, which estimates value based on the royalty a market participant would pay to license the technology. Under this approach, the after‑tax royalty savings attributable to ownership represent the economic benefit of the asset. The key assumptions used in the valuation included the estimated royalty rate, projected revenue attributable to the developed technology, the expected useful life of the asset, and a discount rate reflecting the risks associated with the projected cash flows. The assets are amortized on a straight‑line basis over their estimated 7‑year useful life, which approximates the expected pattern of economic benefits.

The customer relationships and backlog intangible assets were valued using the multi-period excess earnings method under the income approach, which isolates the net cash flows attributable to each asset and discounts them to present value. Significant assumptions included projected customer revenue and attrition rates, estimated operating margins, contributory asset charges, the expected useful life of the asset, and a discount rate reflecting the risks associated with the asset‑specific cash flows. The customer relationship asset is amortized on a straight-line basis over its 6‑year estimated life to reflect the pattern of expected economic benefits. The backlog asset is amortized on a straight-line basis over its 1.3 year estimated life to reflect the pattern of expected economic benefits.

There were no significant contingencies assumed as part of the acquisition.

Acquisition-related costs totaled $12.5 million for the fiscal year ended December 31, 2025. These costs were expensed as incurred and are presented within general and administrative expense in the Company's consolidated statement of operations.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The purchase price allocation for the Semilab USA acquisition is preliminary and reflects management’s current estimates of the fair value of the assets acquired and liabilities assumed in accordance with ASC 805. The Company is still evaluating certain items within the measurement period, including the final determination of the working capital adjustment, which remains subject to post‑closing review procedures outlined in the purchase agreement. Accordingly, the provisional amounts recognized for the acquired net assets are subject to change during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

From the acquisition date through January 3, 2026, Semilab USA contributed $8.6 million of revenue and an operating loss of $6.2 million to the Company’s consolidated results.

Pro Forma Results

The unaudited pro forma financial information presented below was derived from historical financial records of Onto and Semilab USA and presents the operating results for the periods presented as if the Acquisition occurred on January 1, 2024. The pro forma results include adjustments to adjust for the impact of purchase accounting adjustments including amortization and depreciation expense, and the related tax effects. Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of 2024, nor are they indicative of future results of operations:

	Year Ended
	January 3, 2026	December 28, 2024
Unadjusted	(in thousands & unaudited)
Revenue	$1,087,054	$1,077,043
Net income	$132,348	$182,718

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the assets carried at fair value measured on a recurring basis at January 3, 2026 and December 28, 2024:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	January 3, 2026	December 28, 2024
	(in thousands)
Assets:
Available-for-sale debt securities:
Government notes and bonds	$149,554	$284,863
Certificates of deposit	47,338	73,421
Commercial paper	32,204	136,557
Corporate bonds	64,407	144,542
Foreign currency forward contracts	89	61
Total assets	$293,592	$639,444

Available-for-sale debt securities classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Available-for-sale debt securities prices are obtained from third party pricing providers, which model prices utilizing the above observable inputs, for each asset class.

See Note 5 for additional discussion regarding the fair value of the Company’s marketable securities.

Non-recurring Fair Value Measurements

During the fiscal year ended January 3, 2026, the Company invested $8.0 million in the equity of a privately-held company. There were no such investments at December 28, 2024. This non-marketable equity investment is recorded at fair value on a non-recurring basis and is classified as a Level 3 asset in “Other assets” on the Condensed Consolidated Balance Sheets. This non-marketable equity investment is generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and is periodically assessed for impairment when events or circumstances indicate that decline in value may have occurred. As of January 3, 2026, there have been no impairments recorded for the non-marketable equity investment.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Marketable Securities:

At January 3, 2026 and December 28, 2024, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
January 3, 2026
Government notes and bonds	$149,004	$551	$1	$149,554
Certificates of deposit	47,243	95	—	47,338
Commercial paper	32,188	16	—	32,204
Corporate bonds	64,214	193	—	64,407
Total marketable securities	$292,649	$855	$1	$293,503
December 28, 2024
Government notes and bonds	$284,763	$387	$287	$284,863
Certificates of deposit	73,390	49	18	73,421
Commercial paper	136,496	103	42	136,557
Corporate bonds	144,331	283	72	144,542
Total marketable securities	$638,980	$822	$419	$639,383

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at January 3, 2026 and December 28, 2024:

	January 3, 2026		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$232,516	$233,043	$432,088	$432,616
Due after one through five years	60,133	60,460	140,917	140,792
Due after five through ten years	—	—	235	235
Due after ten years	—	—	65,740	65,740
Total marketable securities	$292,649	$293,503	$638,980	$639,383

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at January 3, 2026 and December 28, 2024.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
January 3, 2026
Government notes and bonds	$7,390	$1	$—	$—
Certificates of deposit	—	—	—	—
Commercial paper	—	—	—	—
Corporate bonds	—	—	—	—
Total marketable securities	$7,390	$1	$—	$—
December 28, 2024
Government notes and bonds	$37,636	$287	$—	$—
Certificates of deposit	8,260	18	—	—
Commercial paper	18,317	42	—	—
Corporate bonds	13,260	71	3,200	1
Total marketable securities	$77,473	$418	$3,200	$1

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

6. Goodwill and Purchased Intangible Assets:

Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. The Company performed its annual qualitative assessment in the fourth quarter of fiscal 2025 and concluded that no impairment charge was required.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Year Ended
	January 3, 2026	December 28, 2024
	(in thousands)
Balance, beginning of the period	$329,980	$315,811
Adjustment for previously acquired business	57	—
Acquired business	313,978	14,169
Balance, end of the period	$644,015	$329,980

The $314.0 million of goodwill acquired in 2025 resulted from the purchase of Semilab USA, See Note 3, “Business Combination,” for further details.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchased Intangible Assets

Purchased intangible assets as of January 3, 2026 and December 28, 2024 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
January 3, 2026
Finite-lived intangible assets:
Developed technology	$380,698	$217,793	$162,905
Customer and distributor relationships	148,621	38,965	109,656
Trademarks and trade names	19,171	11,634	7,537
Backlog	20,000	2,000	18,000
Total identifiable intangible assets	$568,490	$270,392	$298,098

December 28, 2024
Finite-lived intangible assets:
Developed technology	$387,716	$298,013	$89,703
Customer and distributor relationships	73,321	39,370	33,951
Trademarks and trade names	14,171	10,368	3,803
Total identifiable intangible assets	$475,208	$347,751	$127,457

During the fiscal year ended January 3, 2026, the Company disposed of fully amortized identifiable intangible assets whose gross carrying value totaled $117 million. There were no disposals of identifiable intangible assets during the fiscal year ended December 28, 2024. During the fiscal year ended January 3, 2026, the Company acquired $210.0 million of identifiable intangible assets resulted from the purchase of Semilab USA, See Note 3, “Business Combination,” for further details.

Intangible asset amortization expense amounted to $39.4 million, $49.4 million and $54.8 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $77.6 million for 2026, $55.4 million for 2027, $42.5 million for 2028, $35.2 million for 2029, and $35.1 million for 2030.

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

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the option will be exercised. Lease agreements frequently require the Company to pay real estate taxes, insurance and maintenance costs. Leases with a term of one year or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term. Lease costs for operating leases were $7.0 million and $6.4 million for the years ended January 3, 2026 and December 28, 2024, respectively. Operating lease costs are generally recognized over the lease term.

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

Lease term and incremental borrowing rate	January 3, 2026	December 28, 2024
Weighted average remaining lease term in years	3.6	3.5
Weighted average incremental borrowing rate	5.5%	5.1%

Supplemental cash flows information related to leases was as follows:

	Year Ended
	January 3, 2026	December 28, 2024
	(in thousands)
Cash paid for operating lease liabilities	$7,031	$6,372
Right-of-use assets obtained in exchange for operating lease liabilities	$9,054	$1,334

As of January 3, 2026, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of operating leases to the lease liabilities recorded on the Consolidated Balance Sheet as of January 3, 2026 is as follows:

Operating Lease
(in thousands)
2026	$7,080
2027	4,475
2028	3,959
2029	2,612
2030	984
thereafter	660
Total undiscounted operating lease payments	19,770
Less: imputed interest	2,296
Present value of operating lease liabilities	$17,474

8. Balance Sheet Components:

Inventories

Inventories are comprised of the following:

	January 3, 2026	December 28, 2024
	(in thousands)
Materials	$208,061	$176,814
Work-in-process	59,764	91,672
Finished goods	30,439	18,493
Total inventories	$298,264	$286,979

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	January 3, 2026	December 28, 2024
	(in thousands)
Land and building	$47,770	$46,583
Machinery and equipment	95,151	86,317
Furniture and fixtures	3,920	4,081
Computer equipment and software	40,635	32,755
Leasehold improvements	24,040	20,405
Total property, plant and equipment, gross	211,516	190,141
Accumulated depreciation	(84,332)	(66,273)
Total property, plant and equipment, net	$127,184	$123,868

Other assets

Other assets is comprised of the following:

	January 3, 2026	December 28, 2024
	(in thousands)
Operating lease right-of-use assets	$16,249	$13,939
Other	10,296	1,514
Total other assets	$26,545	$15,453

Accrued liabilities

Accrued liabilities is comprised of the following:

	January 3, 2026	December 28, 2024
	(in thousands)
Payroll and related expenses	$38,443	$39,850
Warranty	10,041	10,075
Other	60	49
Total accrued liabilities	$48,544	$49,974

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other current liabilities

Other current liabilities is comprised of the following:

	January 3, 2026	December 28, 2024
	(in thousands)
Customer deposits	$7,352	$10,700
Current operating lease obligations	6,217	5,416
Income tax payable	5,256	8,492
Accrued professional fees	3,954	618
Other accrued taxes	2,851	839
Other	5,306	3,961
Total other current liabilities	$30,936	$30,026

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	January 3, 2026	December 28, 2024
	(in thousands)
Non-current operating lease obligations	$11,258	$9,743
Unrecognized tax benefits (including interest)	9,037	5,489
Deferred revenue	6,250	4,009
Other	1,202	1,875
Total non-current liabilities	$27,747	$21,116

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the Company’s warranty reserves are as follows:

	Year Ended
	January 3, 2026	December 28, 2024
	(in thousands)
Balance, beginning of the period	$10,858	$9,380
Accruals	10,976	12,348
Warranty liability assumed in acquisition	1,433	—
Usage	(12,975)	(10,870)
Balance, end of the period	$10,292	$10,858

Warranty reserves are reported in the Consolidated Balance Sheets under the captions “Accrued liabilities” and “Other non-current liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company does not believe that any current legal matters will have a material adverse effect on our financial position, results of operations or cash flows.

Open and Committed Purchase Orders

As of January 3, 2026, the Company has open and committed purchase orders of $256.4 million, of which $248.1 million is for less than one year.

Line of Credit

The Company has a credit agreement with a bank that provides for a variable-rate line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed, up to a maximum of $100 million. The available line of credit as of January 3, 2026 was approximately $100 million with an available interest rate of 4.3%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. As of the date of this filing, the Company has not utilized the line of credit.

10. Revenue:

The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Point-in-time	$935,580	$927,368	$761,797
Over-time	69,683	59,953	54,071
Total revenue	$1,005,263	$987,321	$815,868

See Note 15 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Contract Assets and Contract Liabilities

Contract assets consist of amounts the Company has not invoiced but has completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., the Company has recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Consolidated Balance Sheets. As of January 3, 2026 and December 28, 2024, the Company had contract assets of $3.5 million and $10.1 million, respectively.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Consolidated Balance Sheets. For contracts with a duration longer than one year, these amounts are recorded in “Other non-current liabilities” in the Consolidated Balance Sheets. As of January 3, 2026 and December 28, 2024, the Company carried a long-term deferred revenue balance of $6.3 million and $4.0 million, respectively.

Changes in deferred revenue were as follows:

	Year Ended
	January 3, 2026	December 28, 2024
	(in thousands)
Balance, beginning of the period	$37,836	$27,225
Deferral of revenue	80,877	76,584
Recognition of current year deferred revenue	(51,476)	(48,711)
Recognition of prior period deferred revenue	(29,206)	(17,262)
Balance, ending of the period	$38,031	$37,836

11. Share-Based Compensation and Employee Benefit Plans:

Share-Based Compensation Plans

The Company’s share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company. The Company settles restricted stock unit awards, employee stock purchase option exercises with newly issued common shares.

Onto Innovation Inc. 2020 Stock Plan, as amended and restated (the “2020 Plan”). The 2020 Plan provides for the grant of 3.7 million stock options and other stock awards to employees, directors and consultants at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2020 Plan typically grade vest over a three-year period and expire ten years from the date of grant. Restricted stock units granted under the 2020 Plan typically vest over a three-year period for employees and one year for directors; however, other vesting periods are allowable under the 2020 Plan. Restricted stock units (“RSUs”) granted to employees have time based or performance-based vesting. As of January 3, 2026, there were 2.4 million shares of common stock available for issuance pursuant to future grants under the 2020 Plan.

Onto Innovation Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the terms of the 2020 ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee pays for each share of stock is 85% of the lesser of the fair market value of Company common stock at the beginning or the end of the applicable six-month purchase period. The 2020 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a compensatory plan as defined by FASB ASC Topic 718, “Stock Compensation.” Through the Company’s employee stock purchase plans, employees purchased 137 thousand, 83 thousand and 91 thousand shares during the twelve months ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. As of January 3, 2026 and December 28, 2024, there were 0.8 million and 0.9 million, shares available for issuance under the Company’s employee stock purchase plan, respectively.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-based compensation was allocated in the Company’s Consolidated Statement of Operations as follows:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Cost of revenue	$4,165	$4,771	$4,405
Research and development	4,736	5,499	6,072
Sales and marketing	4,189	5,606	4,859
General and administrative	14,049	12,702	10,176
Restructuring and other	478	—	—
Total share-based compensation expense before income taxes	27,617	28,577	25,513
Income tax benefit	5,993	6,209	5,497
Total share-based compensation expense, net of income taxes	$21,624	$22,368	$20,016

Restricted Stock Units

During fiscal years 2025, 2024 and 2023, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s common stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 200% of target. The designated benchmark index was the Philadelphia Semiconductor Sector Index for market-based PRSUs issued in 2025, 2024 and 2023. The stock price performance or market price performance is measured using the closing price for the 20-trading days prior to the dates the performance period begins and ends.

The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	743	$69.01
Granted (1)	319	$89.23
Vested	(415)	$59.20
Forfeited	(63)	$84.11
Nonvested at December 30, 2023	584	$85.41
Granted (1)	171	$191.25
Vested	(329)	$81.10
Forfeited	(17)	$105.31
Nonvested at December 28, 2024	409	$132.39
Granted (1)	400	$106.93
Vested	(272)	$110.29
Forfeited	(53)	$137.10
Nonvested at January 3, 2026	484	$123.26

(1) Granted shares for the period include RSUs and PRSUs awarded during the year, as well as additional performance shares issued upon vesting due to actual performance exceeding the target performance levels.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company granted the following restricted stock units (“RSUs” and each, an “RSU”) and market-based performance restricted stock units (“PRSUs” and each, a “PRSU”):

Year	RSU Awards Granted (in thousands)	RSU Weighted Average Grant Date Fair Value Per Share	PRSU Awards Granted (1) (in thousands)	PRSU Weighted Average Grant Date Fair Value Per Share (2)	Total Weighted Average Grant-Date PRSU Fair Value (in millions)
2025	315	$102.59	49	$140.94	$6.9
2024	114	$205.77	24	$251.51	$6.2
2023	228	$91.98	48	$100.79	$4.8

(1) These awards include PRSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest, will range from 0% to 200%, depending on achievement of these performance criteria.

(2) The fair value of the Company’s market-based PRSUs granted was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the twelve months ended January 3, 2026 and December 28, 2024, the Company withheld 95 thousand and 102 thousand shares through net share settlements, respectively. For the twelve month periods ended January 3, 2026 and December 28, 2024, net share settlements cost $13.5 million and $19.1 million, respectively.

Of the 484 thousand shares outstanding at January 3, 2026, 402 thousand are service-based RSUs and 82 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs is based on the fair market value of the Company’s stock at the date of grant.

As of January 3, 2026, there was $37.2 million of total unrecognized compensation cost related to RSUs granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after-tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Matching contributions to the plan totaled $3.3 million, $3.2 million and $3.1 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

Non-Qualified Deferred Compensation Plan

During the fiscal year ended January 3, 2026, the Company established an unfunded nonqualified deferred compensation plan (“the Plan”) for certain members of management and nonemployee directors. The Plan is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

Eligible employee participants may elect to defer up to 75% of their annual base salary and up to 100% of their annual bonus, performance share units, and restricted stock units. Eligible non‑employee directors may elect to defer up to 100% of their annual retainer, meeting fees, and restricted stock units. As the Plan was established during fiscal 2025 and the first deferral elections apply to compensation earned in 2026, no participant account balances existed in any of the periods presented.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Other Expense, Net:

Other expense, net is comprised of the following:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Foreign currency exchange losses, net	$(4,431)	$(276)	$(4,091)
Other	(565)	131	239
Total other expense, net	$(4,996)	$(145)	$(3,852)

13. Income Taxes:

The components of income tax expense are as follows:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Current:
Federal	$7,056	$40,688	$28,326
State	229	1,156	879
Foreign	5,993	3,409	4,647
	13,278	45,253	33,852
Deferred:
Federal	13,464	(25,287)	(22,429)
State	233	(871)	242
Foreign	(832)	(318)	(242)
	12,865	(26,476)	(22,429)
Total income tax expense	$26,143	$18,777	$11,423

Income before provision for income taxes is comprised of the following:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Domestic operations	$142,331	$207,747	$107,640
Foreign operations	$20,571	$12,700	$24,942

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Beginning with its 2025 annual reporting, the Company adopted ASU 2023‑09 on a prospective basis. As a result of this adoption, the Company is presenting the following rate reconciliation. The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the year ended January 3, 2026, to income before provision for income taxes as follows:

	Year Ended
	January 3, 2026
	(in thousands, except for percentages)
U.S. federal statutory income tax rate	$34,209	21%
State and local income tax, net of federal (national) income tax effect*	366	0.1
Foreign tax effects
Other foreign jurisdictions	975	0.6
Effect of cross-border tax laws
Foreign Derived Intangible Income (“FDII”) deduction	(6,865)	(4.2)
US Tax on foreign source income	(164)	(0.1)
Tax credits
Research and development credits	(7,202)	(4.4)
Change in valuation allowance	793	0.5
Nontaxable or nondeductible items
Share-based compensation	1,308	0.8
Non-deductible officer's compensation	3,127	1.9
Other	1,807	1.1
Changes in unrecognized tax benefits	267	0.3
Other adjustments
Excess tax benefits from share-based compensation	(2,350)	(1.4)
Other	(128)	(0.1)
Provision for income taxes	$26,143
Effective tax rate		16%

* State taxes that comprise greater than 50% of this category are California and Oregon.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended December 28, 2024 and December 30, 2023, prior to the Company’s adoption of ASU 2023‑09, the reconciliation of the provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income taxes rate of 21% to income before provision for income taxes as follows:

	Year Ended
	December 28, 2024	December 30, 2023
	(in thousands, except for percentages)
Federal income tax provision at statutory rate	$46,294	$27,842
State taxes, net of federal effect	2,171	1,389
Foreign taxes, net of federal effect	854	(2,000)
Foreign Derived Intangible Income (“FDII”) Deduction	(16,960)	(12,662)
US tax on foreign source income	(207)	184
Tax effect of share-based compensation	(6,883)	(2,288)
Non-deductible officer's compensation	3,412	2,301
Research and development tax credit	(6,640)	(6,410)
Change in tax reserves	(2,648)	(1,133)
Change in valuation allowance	(1,790)	2,180
Withholding taxes	785	640
Other	389	1,380
Provision for income taxes	$18,777	$11,423
Effective tax rate	9%	9%

Deferred tax assets and liabilities are comprised of the following:

	January 3, 2026	December 28, 2024
	(in thousands)
Deferred tax assets:
Reserves and accruals	$25,571	$20,315
Deferred revenue	1,247	4,677
Share-based compensation	3,623	3,792
Tax credit carryforward	15,426	12,170
Net operating losses	1,423	1,618
Depreciation and amortization	266	162
Capitalized research and development	32,636	48,943
Operating lease liabilities	3,277	2,968
Other	541	1,162
Gross deferred tax assets	84,010	95,807
Less: valuation allowance	(15,426)	(12,170)
Total deferred tax assets after valuation allowance	68,584	83,637
Deferred tax liabilities:
Depreciation and amortization	(82,135)	(38,144)
Operating lease right of use assets	(2,963)	(2,682)
Other	(23)	(4)
Gross deferred tax liabilities	(85,121)	(40,830)
Net deferred tax assets (liabilities)	$(16,537)	$42,807

At January 3, 2026 and December 28, 2024, the Company had recorded valuation allowances of $15.4 million and $12.2 million, respectively, on a certain portion of the Company’s deferred tax assets to reflect the deferred tax assets at the net

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amount that is more likely than not to be realized. The Company maintains a valuation allowance against its federal foreign tax credit carryforwards of $1.0 million and state research and development credits of $14.4 million.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment. In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of January 3, 2026, the Company relied primarily on the reversal of deferred tax liabilities as well as projected future taxable income.

At January 3, 2026, the Company had tax effected federal, state, and foreign net operating loss carryforwards of $0.3 million, $0.9 million and $0.2 million, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates beginning in 2033.

At January 3, 2026, the Company had foreign tax credit carryforwards and state research & development credits of $1.1 million, and $19.8 million, respectively. The foreign tax credit carryforwards are set to expire at various dates beginning December 31, 2030. The state research & development credit carryforwards are set to expire at various dates beginning December 31, 2028.

As of January 3, 2026, the Company has not provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs. The Company has accrued $0.9 million for additional taxes associated with its Taiwan branch.

On July 4, 2025, the One Big Beautiful Bill Act (“The Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the Advanced Manufacturing Investment Credit to 35 percent from 25 percent and makes modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The Company continues to evaluate the impact of the Act's provisions that take effect in future years.

The total amount of unrecognized tax benefits are as follows:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Balance, beginning of the period	$12,995	$13,142	$13,010
Gross increases—tax positions in prior period	12,266	1,416	29
Gross decreases—tax positions in prior period	—	(33)	(100)
Gross increases—current-period tax positions	2,060	1,761	1,785
Closure of audit/statute limitation	(1,938)	(3,291)	(1,582)
Balance, end of the period	$25,383	$12,995	$13,142

The unrecognized tax benefits at January 3, 2026 and December 28, 2024 were $25.4 million and $13.0 million, respectively, of which $10.3 million and $6.7 million, respectively, would be reflected as an adjustment to income tax expense if recognized. The year-over-year increase from 2024to 2025 is primarily due to unrecognized tax benefits associated with the acquisition of Semilab USA, as well as build for current year unrecognized tax benefits, offset by reserve releases from expiring tax statutes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company recognized approximately $(12) thousand, $(223) thousand and $146 thousand, respectively, in interest and penalties (benefit) expense associated with uncertain tax positions. As of January 3, 2026 and December 28, 2024, the Company had accrued interest and penalties expense included in the table of unrecognized tax benefits of $545 thousand and $564 thousand, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is subject to ordinary statute of limitation rules of three and four years for federal and state returns, respectively. However, due to tax attribute carryforwards, the Company is subject to examination for tax years 2022 forward for U.S. federal

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tax purposes with respect to carryforward amounts. The Company is also subject to examination in various states for tax years 2006 forward with respect to carryforward amounts. The Company is subject to examination for tax years 2016 forward for various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.

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

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 3, 2026 is as follows:

Year Ended
January 3, 2026
(in thousands)
Federal	$29,744
State	997
Foreign	5,298
Cash paid for income taxes, net of refunds received	$36,039

14. Accumulated Other Comprehensive Loss:

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale debt securities. See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on marketable securities	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2022	$(7,115)	$(2,895)	$(10,010)
Net current period other comprehensive income (loss)	(1,549)	3,660	2,111
Balance at December 30, 2023	(8,664)	765	(7,899)
Net current period other comprehensive loss	(5,827)	(137)	(5,964)
Balance at December 28, 2024	(14,491)	628	(13,863)
Net current period other comprehensive income	3,485	357	3,842
Balance at January 3, 2026	$(11,006)	$985	$(10,021)

For the twelve months ended January 3, 2026, December 28, 2024 and December 30, 2023, tax effects on net income of amounts recorded in other comprehensive income (loss) were $98.5 thousand, $(36.8) thousand and $0.9 million, respectively.

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

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Revenue	$1,005,263	$987,321	$815,868
Less:
Adjusted cost of revenue (1)	456,578	457,855	388,429
Adjusted research and development (2)	132,668	109,572	103,656
Adjusted sales and marketing (2)	69,955	75,910	61,604
Adjusted general and administrative (3)	90,736	76,687	66,735
Other segment items:
Restructuring and other (4)	63,389	23,077	10,599
Merger and acquisitions related (4)	19,601	7,653	2,607
Litigation (4)	—	27	11,337
Amortization	39,409	49,437	54,823
Operating income	132,927	187,103	116,078
Interest income, net	34,971	33,489	20,356
Other expense, net	(4,996)	(145)	(3,852)
Provision for income taxes	26,143	18,777	11,423
Net income	$136,759	$201,670	$121,159

(1) Excludes restructuring and other expenses and merger and acquisition related expenses
(2) Excludes merger and acquisition related expenses
(3) Excludes litigation expenses and merger and acquisition related expenses
(4) The Company excludes these expenses in order to provide better comparability between periods as they are not representative of the Company's ongoing operations.

Depreciation expense is a significant expense related to research and development expenses, sales and marketing expenses and general and administrative expenses as shown above. For the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 depreciation expense was $21.0 million, $12.9 million and $12.4 million, respectively.

The following table lists the different sources of revenue:

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended
	January 3, 2026		December 28, 2024		December 30, 2023
	(in thousands, except for percentages)
Systems and software	$847,835	84%	$850,443	86%	$683,316	84%
Parts	84,200	8%	76,584	8%	74,604	9%
Services	73,228	8%	60,294	6%	57,948	7%
Total revenue	$1,005,263	100%	$987,321	100%	$815,868	100%

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Revenue from third parties:
Taiwan	$318,770	$307,538	$141,915
South Korea	279,416	285,695	169,323
United States	121,072	104,109	130,292
Japan	95,428	56,999	93,831
China	70,658	116,387	136,940
Southeast Asia	64,344	64,912	87,585
Europe	55,575	51,681	55,982
Total revenue	$1,005,263	$987,321	$815,868

The following customers represented 10% or more of the Company’s total revenue for the respective years:

Year Ended
Customer	January 3, 2026	December 28, 2024	December 30, 2023
Customer A	20%	23%	14%
Customer B	15%	17%	19%
Customer C	14%	12%	^

^ Total customer revenue was less than 10% of total revenue.

One customer’s accounts receivable balance was individually greater than 10% of accounts receivable at January 3, 2026, representing approximately 12% of the Company’s total accounts receivable.

Two customers’ accounts receivable balances were individually greater than 10% of accounts receivable at December 28, 2024, representing, in the aggregate approximately 47% of the Company’s total accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Earnings Per Share:

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units and stock options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the fiscal year ended January 3, 2026 the weighted average number of restricted stock units excluded from the computation of diluted earnings per share was 70 thousand. Anti-dilutive shares for the fiscal years ended December 28, 2024, and December 30, 2023, were immaterial.

The Company’s basic and diluted earnings per share amounts are as follows:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands, except for per share data)
Numerator:
Net income	$136,759	$201,670	$121,159
Denominator:
Basic earnings per share - weighted average shares outstanding	49,123	49,343	48,971
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	150	317	347
Diluted earnings per share - weighted average shares outstanding	49,273	49,660	49,318
Earnings per share:
Basic	$2.78	$4.09	$2.47
Diluted	$2.78	$4.06	$2.46

17. Share Repurchase Authorization:

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time with shares purchased being subsequently retired. During the twelve months ended January 3, 2026, the Company repurchased and retired 492 thousand shares of its common stock under this repurchase authorization. At January 3, 2026, there was $99.9 million available for future share repurchases under this share repurchase authorization.

The following table summarizes the Company’s stock repurchases:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands, except for per share data)
Shares of common stock repurchased	492	157	46
Cost of stock repurchased	$75,015	$25,065	$3,197
Average price paid per share	$152.31	$159.16	$69.29

ONTO INNOVATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Restructuring expenses recorded in the Consolidated Statements of Operations are as follows:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(in thousands)
Cost of goods sold	$44,965	$14,068	$7,027
Operating expenses	18,424	9,009	3,572
Total restructuring expenses	$63,389	$23,077	$10,599

ONTO INNOVATION INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Fiscal Year 2025:
Allowance for credit losses	$2,585	$(175)	$—	$(52)	$2,462
Deferred tax valuation allowance	12,170	3,256	—	—	15,426
Fiscal Year 2024:
Allowance for credit losses	$2,659	$100	$—	$174	$2,585
Deferred tax valuation allowance	13,960	—	—	1,790	12,170
Fiscal Year 2023:
Allowance for credit losses	$1,572	$245	$1,200	$358	$2,659
Deferred tax valuation allowance	11,772	2,188	—	—	13,960

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Onto Innovation Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 24, 2026

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 24, 2026
Michael P. Plisinski

/s/ Brian K. Roberts	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026
Brian K. Roberts

/s/ Stephen D. Kelley	Director	February 24, 2026
Stephen D. Kelley

/s/ Susan D. Lynch	Director	February 24, 2026
Susan D. Lynch

/s/ David B. Miller	Director	February 24, 2026
David B. Miller

/s/ Stephen S. Schwartz	Director	February 24, 2026
Stephen S. Schwartz

/s/ Christopher A. Seams	Director	February 24, 2026
Christopher A. Seams

/s/ May Su	Director	February 24, 2026
May Su