Form 10-Q
period 2026-03-31
ONTO INNOVATION INC.
filed 2026-05-05
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of outstanding shares of the registrant’s Common Stock on May 1, 2026 was 49,743,567.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 29,
	2026	2025
Revenue	$291,949	$266,607
Cost of revenue	145,560	123,374
Gross profit	146,389	143,233
Operating expenses:
Research and development	35,098	28,030
Sales and marketing	21,459	19,716
General and administrative	31,409	22,785
Amortization	19,700	8,445
Restructuring and other	5,209	1,123
Total operating expenses	112,875	80,099
Operating income	33,514	63,134
Other income, net
Interest income, net	5,102	9,266
Foreign currency exchange losses	(461)	(762)
Other (expense) income, net	(103)	19
Total other income, net	4,538	8,523
Income before provision for income taxes	38,052	71,657
Provision for income taxes	4,302	7,562
Net income	$33,750	$64,095
Earnings per share:
Basic	$0.68	$1.30
Diluted	$0.67	$1.30
Weighted average number of shares outstanding:
Basic	49,742	49,180
Diluted	50,004	49,408

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 29,
	2026	2025
Net income	$33,750	$64,095
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on available-for-sale marketable securities	(659)	338
Change in currency translation adjustments	(1,860)	2,013
Total other comprehensive (loss) income, net of tax	(2,519)	2,351
Total comprehensive income	$31,231	$66,446

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2026	January 3, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$252,247	$346,119
Marketable securities	401,917	293,503
Accounts receivable, net of allowance of $2,453 at March 31, 2026 and $2,462 at January 3, 2026.	306,564	268,932
Inventories, net	316,026	298,264
Prepaid expenses and other current assets	42,964	61,217
Total current assets	1,319,718	1,268,035
Property, plant and equipment, net	123,818	127,184
Goodwill	643,468	644,015
Identifiable intangible assets, net	278,399	298,098
Deferred income taxes	4,449	3,864
Other assets	26,514	26,545
Total assets	$2,396,366	$2,367,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,522	$107,685
Accrued liabilities	46,421	48,544
Deferred revenue	31,439	31,781
Other current liabilities	31,066	30,936
Total current liabilities	214,448	218,946
Deferred and other tax liabilities	20,272	20,401
Other non-current liabilities	29,458	27,747
Total liabilities	264,178	267,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 97,000 shares authorized, 49,744 and 49,702 issued and outstanding at March 31, 2026 and January 3, 2026, respectively.	50	50
Additional paid-in capital	1,367,143	1,366,833
Accumulated other comprehensive loss	(12,540)	(10,021)
Accumulated earnings	777,535	743,785
Total stockholders’ equity	2,132,188	2,100,647
Total liabilities and stockholders’ equity	$2,396,366	$2,367,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 29,
	2026	2025
Cash flows from operating activities:
Net income	$33,750	$64,095
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	19,700	8,445
Accretion of discount on marketable securities	(234)	(1,537)
Depreciation	5,784	4,395
Share-based compensation	7,011	6,814
Provision for inventory valuation	1,191	1,534
Deferred income taxes	14	(3,774)
Other, net	679	1,171
Changes in operating assets and liabilities	(41,573)	10,837
Net cash and cash equivalents provided by operating activities	26,322	91,980
Cash flows from investing activities:
Purchases of marketable securities	(179,508)	(208,526)
Proceeds from maturities and sales of marketable securities	70,487	203,012
Purchases of property, plant and equipment	(3,585)	(8,233)
Purchases of non-marketable equity securities	—	(8,000)
Acquisition related adjustments	—	(57)
Net cash and cash equivalents used in investing activities	(112,606)	(21,804)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(75,015)
Tax payments related to shares withheld for share-based compensation plans	(6,701)	(8,684)
Issuance of shares through share-based compensation plans	—	4,179
Net cash and cash equivalents used in financing activities	(6,701)	(79,520)
Effect of exchange rate changes on cash and cash equivalents	(887)	126
Net decrease in cash and cash equivalents	(93,872)	(9,218)
Cash and cash equivalents at beginning of period	346,119	212,945
Cash and cash equivalents at end of period	$252,247	$203,727

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$1,569	$770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 3, 2026	49,702	$50	$1,366,833	$(10,021)	$743,785	$2,100,647
Net income	—	—	—	—	33,750	33,750
Share-based compensation	—	—	7,011	—	—	7,011
Issuance of shares through share-based compensation plans, net	73	—	—	—	—	—
Purchases of common stock	(31)	—	—	—	—	—
Share-based compensation plan withholdings	—	—	(6,701)	—	—	(6,701)
Currency translation	—	—	—	(1,860)	—	(1,860)
Unrealized loss on investments	—	—	—	(659)	—	(659)
Balance at March 31, 2026	49,744	$50	$1,367,143	$(12,540)	$777,535	$2,132,188

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882
Net income	—	—	—	—	64,095	64,095
Share-based compensation	—	—	6,814	—	—	6,814
Issuance of shares through share-based compensation plans, net	140	—	4,179	—	—	4,179
Purchases of common stock	(541)	—	(17,491)	—	(57,524)	(75,015)
Share-based compensation plan withholdings	—	—	(8,684)	—	—	(8,684)
Currency translation	—	—	—	2,013	—	2,013
Unrealized gain on investments	—	—	—	338	—	338
Balance at March 29, 2025	48,837	$49	$1,259,964	$(11,512)	$671,121	$1,919,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain reclassifications have been made to prior-period amounts to conform to current-period presentation. The interim results for the three-month period ended March 31, 2026 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission on February 24, 2026. The accompanying Condensed Consolidated Balance Sheet at January 3, 2026 has been derived from the audited consolidated financial statements included in the 2025 Form 10-K.

On February 18, 2026, the Board of Directors changed the Company’s fiscal year-end from a 52-53 week fiscal year ending on the Saturday closest to December 31 to a December 31 fiscal year-end. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. Additionally, the Company has adopted calendar quarter fiscal period ends commencing with the first quarter ended March 31, 2026. The change affects the prior year comparability of the Company’s fiscal quarters in 2025 and will result in shifts in the quarterly periods, which is not expected to have a material impact on our quarterly financial results. Our fiscal year ended January 3, 2026 was a 53-week fiscal year. The first quarter of the fiscal year ended January 3, 2026 ended on March 29, 2025. Throughout this document, the three-month period ended March 31, 2026 represents the quarterly period that commenced on January 4, 2026, the first day of our fiscal year, and ended on March 31, 2026. The three-month period ended March 29, 2025 represents the quarterly period that commenced on December 29, 2024 and ended on March 29, 2025.

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

Recent Accounting Pronouncements

Recently Adopted or Effective

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326),” which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance allows all entities to use a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. The

Company adopted this ASU during the quarter ended March 31, 2026, with no material impact on the condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025‑10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” to establish specific guidance for the recognition, measurement, presentation, and disclosure of government grants received to reduce diversity and increase consistency amongst business entities in accounting for such grants. This amendment amends ASC Topic 832 to require that a government grant received by a business entity should not be recognized as income until it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received, with any grant related to an asset to be purchased, constructed or acquired such as long-lived assets or inventory to be recognized on the balance sheet as either deferred income or as an adjustment to the cost basis of the related asset, or the cost accumulation approach, as such costs are incurred. Any grant income or deferred income shall be recognized in earnings on a systematic and rational basis over the periods in which a business entity recognizes as expenses the costs for which the grant is intended to compensate, whereas any grants accounted for using the cost accumulation approach will not have a direct subsequent recognition in earnings, but rather reduced depreciation or amortization in accounting for the related asset. Entities are also required to present grants recognized in earnings separately under other income or deducted from the related expense, and provide disclosures of the nature of the government grant received, the accounting policies used to account for the grant, and the significant terms and conditions of the grant. The amendment is effective for the Company for annual and interim periods in 2029, with early adoption and multiple transition methods permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

NOTE 2. Acquisitions

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

The inventory fair value step‑up is non‑recurring and is recognized as an increase to cost of revenue as the related inventory is sold. For the year ended January 3, 2026, the Company recognized $4.0 million of expense related to the step‑up. During the three months ended March 31, 2026, the Company recognized $6.1 million of expense related to the step-up. The remaining balance of approximately $3.0 million is expected to be recognized over the estimated sell‑through period of one year following the Acquisition Date.

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed:

At Acquisition Date
(in thousands)
Cash and cash equivalents	$8,876
Accounts receivable	14,428
Inventories	33,838
Prepaid expenses and other current assets	843
Property, plant and equipment	2,058
Intangible assets	210,000
Other assets	3,592
Accounts payable	(487)
Accrued expenses and other current liabilities	(8,270)
Other long-term liabilities	(51,668)
Total identifiable net assets	213,210
Goodwill	313,431
Total purchase consideration	$526,641

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

From the Acquisition Date through January 3, 2026, Semilab USA contributed $8.6 million of revenue and an operating loss of $6.2 million to the Company’s consolidated results. During the three months ended March 31, 2026, Semilab USA contributed $27.1 million of revenue and operating income of $13.4 million to the Company’s consolidated results.

NOTE 3. Fair Value Measurements

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 4 Fair Value Measurements to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026:

	March 31, 2026
	Cash and Cash Equivalents			Marketable Securities
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Federal and municipal notes and bonds	$—	$45,840	$45,840	$—	$177,599	$177,599
Cash	156,797	—	156,797	—	—	—
Money market funds	2,068	—	2,068	—	—	—
Certificates of deposit	—	—	—	—	66,194	66,194
Commercial paper	—	47,542	47,542	—	94,339	94,339
Corporate bonds	—	—	—	—	63,784	63,784
Foreign currency forward contracts	—	—	—	—	884	884
Total assets	$158,865	$93,382	$252,247	$—	$402,800	$402,800

	January 3, 2026
	Cash and Cash Equivalents			Marketable Securities
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Federal and municipal notes and bonds	$—	$40,415	$40,415	$—	$141,401	$141,401
Cash	245,130	—	245,130	—	—	—
Money market funds	5,118	—	5,118	—	—	—
Certificates of deposit	—	—	—	—	47,339	47,339
Commercial paper	—	53,373	53,373	—	40,357	40,357
Corporate bonds	—	2,083	2,083	—	64,406	64,406
Foreign currency forward contracts	—	—	—	—	89	89
Total assets	$250,248	$95,871	$346,119	$—	$293,592	$293,592

Items classified within Level 1 of the fair value hierarchy are valued using quoted prices in active markets for identical assets or liabilities. The Company’s marketable securities, comprised of Level 2 available-for-sale debt securities, are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2026 and March 29, 2025. There were no changes in valuation techniques during the three months ended March 31, 2026 and March 29, 2025.

Non-recurring Fair Value Measurements

At March 31, 2026 and January 3, 2026, the Company held investments of $8.0 million in the equity of a privately-held company. This non-marketable equity investment is recorded at fair value on a non-recurring basis and is classified as a Level 3 asset in “Other assets” on the Condensed Consolidated Balance Sheets. This non-marketable equity investment is generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and is periodically assessed for impairment when events or circumstances indicate that decline in value may have occurred. As of March 31, 2026, there have been no impairments recorded for the non-marketable equity investment.

NOTE 4. Marketable Securities

At March 31, 2026 and January 3, 2026, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2026
Federal and municipal notes and bonds	$177,488	$253	$(142)	$177,599
Certificates of deposit	66,245	9	(60)	66,194
Commercial paper	94,381	5	(47)	94,339
Corporate bonds	63,802	71	(88)	63,785
Total marketable securities	$401,916	$338	$(337)	$401,917
January 3, 2026
Federal and municipal notes and bonds	$149,004	$551	$(1)	$149,554
Certificates of deposit	47,243	95	—	47,338
Commercial paper	32,188	16	—	32,204
Corporate bonds	64,214	193	—	64,407
Total marketable securities	$292,649	$855	$(1)	$293,503

As of March 31, 2026, all of the Company’s marketable securities are available to the Company for use in its current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of March 31, 2026:

	March 31, 2026	January 3, 2026
	Fair Value	Fair Value
	(in thousands)
Due within one year	$326,387	$233,043
Due after one through five years	75,530	60,460
Total marketable securities	$401,917	$293,503

The aggregate fair value of marketable securities with unrealized losses was $175.5 million and $21.2 million as of March 31, 2026 and January 3, 2026, respectively. All unrealized losses are reported in Stockholders Equity under the caption “Accumulated other comprehensive loss.” As of March 31, 2026 and January 3, 2026, 162 investments and 11 investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. As of March 31, 2026 and January 3, 2026, three investments and two investments were in an unrealized loss position, respectively, for greater than a year. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects these securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three months ended March 31, 2026 and March 29, 2025.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposure arising from foreign currency denominated transactions. These contracts are typically denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts notional amount and related fair values as of March 31, 2026 and January 3, 2026 were as follows:

	March 31, 2026	January 3, 2026
	(in thousands)
Notional amount	$81,775	$47,361
Fair value of asset	$884	$89

NOTE 6. Balance Sheet Components

Inventories

Inventories, net of reserves are comprised of the following:

	March 31, 2026	January 3, 2026
	(in thousands)
Materials	$232,079	$208,061
Work-in-process	62,493	59,764
Finished goods	21,454	30,439
Total inventories, net	$316,026	$298,264

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	March 31, 2026	January 3, 2026
	(in thousands)
Machinery and equipment	$95,128	$95,151
Land and building	47,718	47,770
Computer equipment and software	41,384	40,635
Leasehold improvements	24,583	24,040
Furniture and fixtures	3,921	3,920
Total property, plant and equipment, gross	212,734	211,516
Accumulated depreciation	(88,916)	(84,332)
Total property, plant and equipment, net	$123,818	$127,184

For the three months ended March 31, 2026, depreciation expense was $5.8 million. For the three months ended March 29, 2025, depreciation expense was $4.4 million.

NOTE 7. Commitments and Contingencies

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Balance, beginning of the period	$10,292	$10,858
Accruals	2,460	3,773
Usage	(3,163)	(2,639)
Balance, end of the period	$9,589	$11,992

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

Line of Credit

The Company had a credit agreement with a bank that provided for a variable-rate line of credit secured by the marketable securities the Company had with the bank. At January 3, 2026 the Company was permitted to borrow up to 70.0% of the value of eligible securities held at the time the line of credit was accessed, up to a maximum of $100.0 million. The available line of credit as of January 3, 2026 was $100.0 million with an available interest rate of 4.3%. The Company terminated this line of credit during the three months ended March 31, 2026, and did not utilize the line of credit while it was active.

NOTE 8. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Point-in-time	$271,579	$249,279
Over-time	20,370	17,328
Total revenue	$291,949	$266,607

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,		March 29,
	2026		2025
	(in thousands, except for percentages)
Systems and software	$247,157	84.7%	$231,150	86.7%
Parts	26,550	9.1%	18,176	6.8%
Services	18,242	6.2%	17,281	6.5%
Total revenue	$291,949	100.0%	$266,607	100.0%

See Note 12 for additional discussion of the Company’s disaggregated revenue by geography.

Contract Assets and Contract Liabilities

Contract assets consist of amounts we have not invoiced but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Condensed Consolidated Balance Sheets. As of March 31, 2026 the Company had no contract assets, and as of January 3, 2026, the Company had contract assets of $3.5 million.

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, deferred revenue is recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2026 and January 3, 2026, the Company carried a long-term deferred revenue balance of $8.3 million and $6.3 million, respectively, within “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Balance, beginning of the period	$38,031	$37,836
Deferral of revenue	16,554	28,982
Recognition of current year deferred revenue	(1,021)	(8,987)
Recognition of prior period deferred revenue	(13,831)	(14,232)
Balance, end of the period	$39,733	$43,599

NOTE 9. Share-Based Compensation

The following table presents the detail of share-based compensation expense amounts included in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Cost of revenue	$943	$1,107
Research and development	1,015	1,062
Sales and marketing	1,029	1,339
General and administrative	4,024	3,306
Total share-based compensation expense	$7,011	$6,814

As of March 31, 2026, there was $49.1 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.9 years following March 31, 2026.

NOTE 10. Income Taxes

During the three months ended March 31, 2026 and March 29, 2025, the Company recognized an income tax provision of $4.3 and $7.6 million, respectively, representing an effective tax rate of 11.3% and 10.6%, respectively.

The effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

NOTE 11. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock units and employee stock purchase grants are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three months ended March 31, 2026 and March 29, 2025, 23 thousand and 19 thousand, respectively, restricted stock units were excluded from the computation of diluted earnings per share as their impact would have been antidilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands, except for per share data)
Numerator:
Net income	$33,750	$64,095
Denominator:
Basic earnings per share - weighted average shares outstanding	49,742	49,180
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	262	228
Diluted earnings per share - weighted average shares outstanding	50,004	49,408
Earnings per share:
Basic	$0.68	$1.30
Diluted	$0.67	$1.30

NOTE 12. Segment Reporting and Geographic Information

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

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Revenue	$291,949	$266,607
Less:
Adjusted cost of revenue (1)	129,225	119,739
Adjusted research and development (2)	35,098	28,720
Adjusted sales and marketing (2)	21,459	19,716
Adjusted general and administrative (2)	28,294	21,937
Other segment items:
Restructuring and other (3)	15,396	4,758
Merger and acquisitions related (3)	9,263	158
Amortization	19,700	8,445
Operating income	33,514	63,134
Total other income, net	4,538	8,523
Provision for income taxes	4,302	7,562
Net income	$33,750	$64,095

(1) Excludes restructuring and other expenses and merger and acquisition related expenses
(2) Excludes merger and acquisition related expenses
(3) The Company excludes these expenses in order to provide better comparability between periods as they are not representative of the Company’s ongoing operations.

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Revenue from third parties:
Taiwan	$84,962	$102,581
South Korea	69,844	93,314
United States	59,241	25,597
China	27,778	12,176
Japan	16,876	8,369
Southeast Asia	16,697	8,026
Europe	16,551	16,544
Total revenue	$291,949	$266,607

The following customers accounted for 10.0% or more of total revenue for the indicated periods:

	Three Months Ended
	March 31,	March 29,
	2026	2025
Customer A	14.4%	14.4%
Customer B	13.4%	^
Customer C	13.3%	24.0%
Customer D	^	21.1%
^ The customer accounted for less than 10.0% of total revenue during the period.

Two customers’ accounts receivable balances were individually greater than 10.0% of net accounts receivable at March 31, 2026, representing, in the aggregate approximately 27.0% of the Company’s total accounts receivable.

One customer’s accounts receivable balances was individually greater than 10.0% of net accounts receivable at January 3, 2026, representing, approximately 12.2% of the Company’s total accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 13. Share Repurchase Authorization

In February 2024, the Onto Innovation Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital and accumulated earnings. During the three months ended March 31, 2026, no shares of the Company’s common stock were repurchased under the share repurchase authorization. During the three months ended March 29, 2025, 492 thousand shares of the Company’s common stock were repurchased under the share repurchase authorization. At March 31, 2026, there was $99.9 million available for future share repurchases under this share repurchase authorization.

NOTE 14. Restructuring and Other

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

Restructuring and other expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Cost of goods sold	$10,187	$3,635
Operating expenses	5,209	1,123
Total restructuring and other	$15,396	$4,758

NOTE 15. Subsequent Event

On April 20, 2026, the Company entered into a definitive share purchase agreement (“the Transaction”) with Atom Investment, L.P., an affiliate of The Carlyle Group, to acquire 27% of the outstanding common stock of Rigaku Holdings Corporation (“Rigaku”) for approximately $710 million. In connection with the Transaction, Onto Innovation Inc. will receive the right to nominate one director to Rigaku’s board. The Company expects to account for the minority investment under the fair value option method and will not consolidate financial results. The transaction is expected to close in the second half of 2026.

Also on April 20, 2026, the Company entered into a commitment letter with Goldman Sachs Bank USA, which provides for a senior secured 364-day $500 million bridge term loan credit facility. The bridge term loan is intended to be available to the Company to finance, together with other sources of funds, the Transaction and related fees and expenses on or prior to the closing of the Transaction.

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
•
the integration of Semilab USA LLC (“Semilab USA”);
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

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially and adversely from those included in such forward-looking statements as a result of various factors, including risks and uncertainties, many of which are beyond Onto Innovation’s control. Such factors include, but are not limited to, the Company’s ability to leverage its resources to improve its position in its core markets; its ability to weather difficult economic environments; its ability to open new market opportunities and target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; fluctuations in customer capital spending; the Company’s ability to effectively manage its supply chain and adequately source components from suppliers to meet customer demand; the effects of political, economic, legal, and regulatory changes or uncertainties, changes in U.S. tariff and trade policy and related retaliatory actions, and geopolitical conflicts, including the ongoing conflict involving Israel, the U.S., Iran and other actors, on the Company’s global operations; the Company’s ability to adequately protect its intellectual property rights and maintain data security; the effects of natural disasters or public health emergencies on the global economy and on the Company’s customers, suppliers, employees, and business; its ability to effectively maneuver global trade issues and changes in trade and export regulations, tariffs and license policies; the Company’s ability to maintain relationships with its customers and manage appropriate levels of inventory to meet customer demands; the Company’s ability to realize the anticipated benefits of the proposed investment in and strategic partnership with Rigaku; the Company’s ability to complete the proposed transaction on the timing expected or at all; the ability to obtain required regulatory approvals for the proposed transaction on the timing expected or at all; the availability of debt financing for the transaction; the Company’s timing and ability to repay its debt; and the Company’s ability to successfully integrate acquired businesses and technologies, including the business of Semilab USA and to realize the anticipated benefits of such acquisitions. Additional information and considerations regarding the risks faced by Onto Innovation are available in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026, in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q, and in the other filings that we make with the SEC from time to time. Forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in the 2025 Form 10-K in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

For more information, please see our critical accounting estimates as previously disclosed in the 2025 Form 10-K and recent accounting pronouncements discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 31, 2026	January 3, 2026
	(in thousands, except for percentages and per share data)
Revenue	$291,949	$266,866
Gross profit	$146,389	$123,792
Gross profit as a percentage of revenue	50.1%	46.4%
Total operating expenses	$112,875	$109,934
Net income	$33,750	$10,529
Diluted earnings per share	$0.67	$0.21
•
In the fiscal quarter ended March 31, 2026 (the “March 2026 quarter”), revenue increased 9.4% compared to the fiscal quarter ended January 3, 2026 (the “January 2026 quarter”), primarily due to revenue attributed to the acquired Semilab USA business of $16.8 million and higher sales to logic and memory customers in advanced nodes.
•
Gross profit as a percentage of revenue for the March 2026 quarter increased by 3.7% compared to the January 2026 quarter. This margin increase was primarily driven by reductions in inventory write downs, restructuring costs related to infrastructure transition, and reductions in costs related to contract manufacturing set-up. In addition, during the March 2026 quarter $2.2 million of additional inventory step-up amortization was recognized compared to the January 2026 quarter.
•
Operating expenses for the March 2026 quarter increased by 2.7% compared to the January 2026 quarter. This increase was driven by an increase in intangible amortization expense, offset by reductions in transaction costs related to the acquisition of Semilab USA.

Our cash, cash equivalents and marketable securities balance increased to $654.2 million at March 31, 2026, compared to $639.6 million at January 3, 2026. This increase was primarily the result of $26.3 million of cash generated from operating activities partially offset by capital expenditures of $3.6 million and $6.7 million for tax payments related to net share settlement of employee stock-based compensation plans. Employee headcount at March 31, 2026 was approximately 1,790.

On April 20, 2026, we entered into a definitive share purchase agreement (the “Transaction”) with Atom Investment, L.P., an affiliate of The Carlyle Group, to acquire 27% of the outstanding common stock of Rigaku Holdings Corporation (“Rigaku”) for approximately $710 million. The Transaction is expected to close in the second half of 2026. Also on April 20, 2026, we entered into a commitment letter with Goldman Sachs Bank USA, which provides for a senior secured 364-day $500 million bridge term loan credit facility. The bridge term loan is intended to be available to the Company to finance, together with other sources of funds, the Transaction and related fees and expenses on or prior to the closing of the Transaction.

For a discussion of the risks related to our business and operations, see Part I, Item 1A - Risk Factors of the 2025 Form 10-K and Part II, Item 1A - Risk Factors of this Form 10-Q.

Results of Operations for the Three-Months ended March 31, 2026 and March 29, 2025

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $291.9 million increased 9.5% for the three months ended March 31, 2026 as compared to the three months ended March 29, 2025, for which revenue totaled $266.6 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars and as percentages of our total revenue:

	Three Months Ended
	March 31,		March 29,
	2026		2025
	(in thousands, except for percentages)
Systems and software	$247,157	84.7%	$231,150	86.7%
Parts	26,550	9.1%	18,176	6.8%
Services	18,242	6.2%	17,281	6.5%
Total revenue	$291,949	100.0%	$266,607	100.0%

Total systems and software revenue increased $16.0 million for the three months ended March 31, 2026, as compared to the three months ended March 29, 2025. The increase was attributable to Semilab USA revenues of $24.0 million, as well as higher sales to advanced packaging customers, partially offset by a decline in sales to advanced node customers. The increase in total parts and services revenue for the three months ended March 31, 2026, as compared to the three months ended March 29, 2025, was primarily due to increased spending by our customers on system upgrades and repairs of existing systems.

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

The following table lists, for the periods indicated, our gross profit in dollars and as percentages of our total revenue:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands, except for percentages)
Gross profit	$146,389	$143,233
Gross profit as a percentage of revenue	50.1%	53.7%

The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2026 as compared to the three months ended March 29, 2025 was primarily due to higher restructuring and other expenses for the write down of excess and obsolete inventory in the 2026 period. In addition, $6.1 million of inventory step-up amortization attributed to Semilab USA was recognized during the three months ended March 31, 2026.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. These expenditures also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $35.1 million for the three-month period ended March 31, 2026, as compared to $28.0 million for the three-month period ended March 29, 2025. The increase in research and development expenses for the three-month period ended March 31, 2026, as compared to the three-month period ended March 29, 2025 was primarily due to increases in headcount, as well as increased materials and supplies expensed.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $21.5 million for the three-month period ended March 31, 2026, compared to $19.7 million for the three-month period ended March 29, 2025. The increase in sales and marketing expenses for the three-month period ended March 31, 2026, as compared to the three-month period ended March 29, 2025, was primarily driven by increases in headcount.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $31.4 million for the three-month period ended March 31, 2026, as compared to $22.8 million for the three-month period ended March 29, 2025. The increase in general and administrative expenses for the three-month period ended March 31, 2026, as compared to the three-month period ended March 29, 2025, was primarily driven by higher headcount-related compensation costs, expenses associated with the Semilab USA integration, ERP integration costs, related outside services and fees and other general corporate expenses.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $19.7 million for the three-month period ended March 31, 2026, compared to $8.4 million for the three-month period ended March 29, 2025. The increase in amortization of identifiable intangible assets for the three months ended March 31, 2026, as compared to the three months ended March 29, 2025, was due to recognition of a full quarter of Semilab USA amortization in the 2026 period.
•
Restructuring and Other. Restructuring and other expenses were $5.2 million for the three-month period ended March 31, 2026, compared to $1.1 million for the three-month period ended March 29, 2025. The increase in restructuring and other expenses for the three-month period ended March 31, 2026, as compared to the three-month period ended March 29, 2025, was primarily due to an increase in employee severance costs and business transformation projects that includes the streamlining of various operating activities.

Total other income, net. Total other income, net was $4.5 million for the three-month period ended March 31, 2026, as compared to $8.5 million for the three-month period ended March 29, 2025. The decrease in total other income, net for the three months ended March 31, 2026, as compared to the three months ended March 29, 2025, was attributable to interest on lower cash and marketable securities balances in the 2026 period following the use of cash for the acquisition of Semilab USA in the fourth quarter of 2025, partially offset by lower foreign currency exchange losses recognized in the 2026 period.

Income Taxes. We recorded an income tax provision of $4.3 million for the three-month period ended March 31, 2026, as compared to $7.6 million for the three-month period ended March 29, 2025. Our effective tax rate of 11.3% and 10.6% for the three-month period ended March 31, 2026 and the three-month period ended March 29, 2025, respectively, differed from the statutory rate of 21.0%, primarily due to the tax benefit associated with the Foreign Derived Intangible Income (“FDII”) deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

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

The Organization for Economic Co-operation and Development (“OECD”) has released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting (“BEPS”), an initiative that aims to standardize and modernize global tax policy. The guidance also established a global minimum tax of 15%. This guidance has been implemented by several jurisdictions, including jurisdictions in which we operate, and many other jurisdictions are in the process of implementing it. Depending on the final form of legislation ultimately enacted, there may be significant consequences for us due to our international business activities, including, but not limited to, an increase in our tax uncertainty and adverse effects on our provision for income taxes. On January 5, 2026, the OECD announced that the Inclusive Framework on Base Erosion and Profit Shifting agreed to a new package of administrative guidance under the Pillar Two global minimum tax rules. The new administrative guidance allows for U.S. multinationals to provide for a Side-by-Side Safe Harbor that would exclude U.S.-parented multinational groups from the global minimum tax rule’s Income Inclusion Rule and Undertaxed Profits Rule on the grounds that the existing U.S. law is sufficiently robust in its taxation of domestic and foreign profits. Although we will continue to monitor U.S. and international legislative developments in this area, we cannot predict whether such protective measures or legislation will be adopted by non-U.S. countries, if any, and whether the U.S. would have any responsive measures.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The impact of the Act has been accounted for in the provision for taxes for the quarter ended March 31, 2026.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following in dollars for the periods indicated:

	March 31, 2026	January 3, 2026
	(in thousands)
Cash and cash equivalents	$252,247	$346,119
Marketable securities	401,917	293,503
Total cash, cash equivalents and marketable securities	$654,164	$639,622

Sources and Uses of Cash

A summary of net cash and cash equivalents provided by (used in) operating, investing, and financing activities is as follows in dollars for the periods indicated:

	Three Months Ended
	March 31,	March 29,
	2026	2025
	(in thousands)
Net cash and cash equivalents provided by operating activities	$26,322	$91,980
Net cash and cash equivalents used in investing activities	$(112,606)	$(21,804)
Net cash and cash equivalents used in financing activities	$(6,701)	$(79,520)

Operating Activities

Net cash and cash equivalents provided by operating activities for the three months ended March 31, 2026 was $26.3 million. The net cash and cash equivalents provided by operating activities during the three months ended March 31, 2026 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $67.9 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation and provision for inventory valuation. Cash provided by operating activities for the first three months of 2026 decreased compared to the corresponding period in fiscal 2025, primarily due to timing of accounts receivable payments and higher inventory levels due to revenue growth.

Investing Activities

Net cash and cash equivalents used in investing activities for the three months ended March 31, 2026 was $112.6 million. During the three months ended March 31, 2026, net cash and cash equivalents used in investing activities included purchases of marketable securities of $179.5 million and capital expenditures of $3.6 million, partially offset by proceeds from maturities and sales of marketable securities of $70.5 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents used in financing activities for the three months ended March 31, 2026 was $6.7 million. During the three months ended March 31, 2026, financing activities used cash for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans.

In February 2024, our Board of Directors approved a share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. Repurchases may be made through both public market and private transactions from time to time. During the three months ended March 31, 2026, the Company repurchased no shares of common stock under this repurchase authorization. As of March 31, 2026, there was $99.9 million available for future share repurchases under this share repurchase authorization.

The Company had a credit agreement with a bank that provides for a variable-rate line of credit which was secured by the marketable securities the Company has with the bank. At January 3, 2026 the Company was permitted to borrow up to 70.0% of the value of eligible securities held at the time the line of credit would be accessed, up to a maximum of $100.0 million. The available line of credit as of January 3, 2026 was $100.0 million with an available interest rate of 4.3%. The Company terminated this line of credit during the three months ended March 31, 2026, and did not utilize the line of credit while it was active.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and other cash needs for the next 12 months following the filing of this Form 10-Q. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. A reduction in or volatility with respect to our stock price or a general market downturn could materially impact our ability to sell securities on favorable terms or at all. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of March 31, 2026. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 7, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the 2025 Form 10-K, except as set forth below. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

Our ability to complete our acquisition of Rigaku shares is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the transaction not to be completed; and if we are able to complete the transaction, we may be unable to realize the anticipated benefits.

On April 20, 2026, we entered into a share purchase agreement (the Purchase Agreement) to acquire 27% of the outstanding common stock of Rigaku from Atom Investments, L.P., an affiliate of The Carlyle Group (Carlyle). The acquisition is subject to customary closing conditions, including certain regulatory approvals, as specified in the Purchase Agreement. No assurance can be given that the required conditions to closing will be satisfied, and, even if all required approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals. Any delay in completing the acquisition could cause the company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected time frame. Even if the transaction closes timely, we also cannot be sure that we will recognize the anticipated benefits of the transaction. As a minority shareholder in Rigaku, we will not be able to direct Rigaku’s management or cause dividends or distributions to be made to us. The value of our Rigaku shares could also decline for a number of reasons, including reasons that are outside of our control, which could adversely affect our financial position. Our Rigaku shares are also subject to certain restrictions on transfer, which could make it difficult for us to sell our shares. If we are unable to successfully maximize the benefits of our investment in and collaboration with Rigaku, our business, financial condition and operating results could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $200 million worth of shares of its common stock. There were no shares of common stock repurchased under this authorization during the three months ended March 31, 2026. There was $99.9 million available for future share repurchases under this share repurchase authorization at March 31, 2026. For further information, see Note 13, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program.

The following table provides details of common stock purchased during the three months ended March 31, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
	(in thousands, except for per share data)
Jan 4, 2026 to Jan 31, 2026	—	$—	—	$99,935
Feb 1, 2026 to Feb 28, 2026	17	$217.23	—	$99,935
Mar 1, 2026 to Mar 31, 2026	14	$211.69	—	$99,935
Three months ended March 31, 2026	31	$214.78	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended March 31, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), as follows:

On February 24, 2026, Yoon Ah E. Oh, the Company’s Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 10,278 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 24, 2027, or earlier if all transactions under the trading arrangement are completed.

On February 25, 2026, Ido Dolev, the Company’s Executive Vice President, Product Solutions Group, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 100.0% of the shares of our common stock issued upon the settlement of 7,187 outstanding RSUs, less the number of shares traded to cover tax withholding obligations in connection with the vesting and settlement of such RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 24, 2027, or earlier if all transactions under the trading arrangement are completed.

On March 9, 2026, Michael P. Plisinski, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 65,937 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 31, 2027, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits

Exhibit No.	Description

2.1^

Share Purchase Agreement, dated as of April 21, 2026 (Tokyo time), by and between Onto Innovation Inc. and Atom Investments, L.P, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 21, 2026 (File No. 001-39110).

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

10.1*+	Offer Letter to Ido Dolev, dated October 30, 2024, by and between Ido Dolev and Onto Innovation Inc.

10.2*+	Offer Letter to Shirley Chen, dated May 16, 2025, by and between Shirley Chen and Onto Innovation Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

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

Onto Innovation Inc.

Date:	May 5, 2026	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 5, 2026	By:	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer and Principal Accounting Officer