Form 10-Q
period 2026-06-30
ONTO INNOVATION INC.
filed 2026-08-06
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of outstanding shares of the registrant’s Common Stock on July 31, 2026 was 49,074,247.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
Revenue	$343,129	$253,597	$635,078	$520,204
Cost of revenue	159,875	131,475	305,435	254,849
Gross profit	183,254	122,122	329,643	265,355
Operating expenses:
Research and development	38,879	35,292	73,977	63,322
Sales and marketing	23,105	14,910	44,564	34,626
General and administrative	34,260	25,003	65,669	47,788
Amortization	19,699	8,446	39,399	16,891
Restructuring and other	3,761	6,224	8,970	7,347
Total operating expenses	119,704	89,875	232,579	169,974
Operating income	63,550	32,247	97,064	95,381
Other income, net
Interest income, net	5,245	8,631	10,347	17,897
Foreign currency exchange losses	(139)	(1,149)	(600)	(1,911)
Other (expense) income, net	(160)	12	(263)	31
Total other income, net	4,946	7,494	9,484	16,017
Income before provision for income taxes	68,496	39,741	106,548	111,398
Provision for income taxes	8,394	5,830	12,696	13,392
Net income	$60,102	$33,911	$93,852	$98,006
Earnings per share:
Basic	$1.22	$0.69	$1.89	$2.00
Diluted	$1.21	$0.69	$1.88	$1.99
Weighted average number of shares outstanding:
Basic	49,412	48,925	49,575	49,053
Diluted	49,682	49,016	49,841	49,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
Net income	$60,102	$33,911	$93,852	$98,006
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on available-for-sale marketable securities	(342)	(106)	(1,001)	232
Change in currency translation adjustments	(167)	6,868	(2,027)	8,881
Total other comprehensive (loss) income, net of tax	(509)	6,762	(3,028)	9,113
Total comprehensive income	$59,593	$40,673	$90,824	$107,119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2026	January 3, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$1,253,205	$346,119
Marketable securities	628,945	293,503
Accounts receivable, net of allowance of $2,476 at June 30, 2026 and $2,462 at January 3, 2026.	337,384	268,932
Inventories, net	379,243	298,264
Prepaid expenses and other current assets, net	43,164	61,217
Total current assets	2,641,941	1,268,035
Property, plant and equipment, net	123,717	127,184
Goodwill	643,468	644,015
Identifiable intangible assets, net	258,699	298,098
Deferred income taxes	4,408	3,864
Other assets	26,809	26,545
Total assets	$3,699,042	$2,367,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,430	$107,685
Accrued liabilities	55,286	48,544
Deferred revenue	35,916	31,781
Other current liabilities	41,013	30,936
Total current liabilities	271,645	218,946
2031 Notes, net	1,471,731	―
Deferred and other tax liabilities	2,102	20,401
Other non-current liabilities	30,906	27,747
Total liabilities	1,776,384	267,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 97,000 shares authorized, 49,033 and 49,702 issued and outstanding at June 30, 2026 and January 3, 2026, respectively.	50	50
Additional paid-in capital	1,098,020	1,366,833
Accumulated other comprehensive loss	(13,049)	(10,021)
Accumulated earnings	837,637	743,785
Total stockholders’ equity	1,922,658	2,100,647
Total liabilities and stockholders’ equity	$3,699,042	$2,367,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 28,
	2026	2025
Cash flows from operating activities:
Net income	$93,852	$98,006
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	39,399	16,891
Accretion of discount on marketable securities	(1,199)	(3,030)
Depreciation	11,611	10,237
Share-based compensation	17,026	13,492
Provision for inventory valuation	2,689	18,060
Deferred income taxes	1,257	(7,272)
Other, net	(382)	4,733
Changes in operating assets and liabilities	(76,424)	(1,194)
Net cash and cash equivalents provided by operating activities	87,829	149,923
Cash flows from investing activities:
Purchases of marketable securities	(652,144)	(419,312)
Proceeds from maturities and sales of marketable securities	316,622	384,554
Purchases of property, plant and equipment	(7,242)	(22,005)
Purchases of non-marketable equity securities	—	(8,000)
Acquisition related adjustments	—	(57)
Net cash and cash equivalents used in investing activities	(342,764)	(64,820)
Cash flows from financing activities:
Purchases and retirement of common stock	(204,979)	(75,015)
Tax payments related to shares withheld for share-based compensation plans	(15,062)	(12,390)
Issuance of shares through share-based compensation plans	5,927	4,179
Payment for bridge commitment fees	(3,750)	—
Proceeds from issuance of 2031 Notes, net of issuance costs	1,469,779	—
Payment for capped call options	(88,950)	—
Net cash and cash equivalents provided by (used in) financing activities	1,162,965	(83,226)
Effect of exchange rate changes on cash and cash equivalents	(944)	2,648
Net increase in cash and cash equivalents	907,086	4,525
Cash and cash equivalents at beginning of period	346,119	212,945
Cash and cash equivalents at end of period	$1,253,205	$217,470

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$5,117	$32,641

Supplemental noncash disclosure of cash flow information:
Unpaid excise tax on repurchases of common stock	$2,050	$—
Unpaid debt issuance costs related to issuance of 2031 Notes	$1,941	$—
Unpaid debt issuance costs related to bridge loan facility	$678	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 3, 2026	49,702	$50	$1,366,833	$(10,021)	$743,785	$2,100,647
Net income	—	—	—	—	33,750	33,750
Share-based compensation	—	—	7,011	—	—	7,011
Issuance of shares through share-based compensation plans, net	73	—	—	—	—	—
Purchases of common stock	—	—	—	—	—	—
Share-based compensation plan withholdings	(31)	—	(6,701)	—	—	(6,701)
Currency translation	—	—	—	(1,860)	—	(1,860)
Unrealized loss on investments	—	—	—	(659)	—	(659)
Balance at March 31, 2026	49,744	$50	$1,367,143	$(12,540)	$777,535	$2,132,188
Net income	—	—	—	—	60,102	60,102
Share-based compensation	—	—	10,015	—	—	10,015
Issuance of shares through share-based compensation plans, net	124	—	5,927	—	—	5,927
Purchases of common stock	(805)	—	(207,029)	—	—	(207,029)
Capped call option purchase, net of tax impact	—	—	(69,675)	—	—	(69,675)
Share-based compensation plan withholdings	(30)	—	(8,361)	—	—	(8,361)
Currency translation	—	—	—	(167)	—	(167)
Unrealized loss on investments	—	—	—	(342)	—	(342)
Balance at June 30, 2026	49,033	$50	$1,098,020	$(13,049)	$837,637	$1,922,658

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882
Net income	—	—	—	—	64,095	64,095
Share-based compensation	—	—	6,814	—	—	6,814
Issuance of shares through share-based compensation plans, net	140	—	4,179	—	—	4,179
Purchases of common stock	(492)	—	(17,491)	—	(57,524)	(75,015)
Share-based compensation plan withholdings	(49)	—	(8,684)	—	—	(8,684)
Currency translation	—	—	—	2,013	—	2,013
Unrealized gain on investments	—	—	—	338	—	338
Balance at March 29, 2025	48,837	$49	$1,259,964	$(11,512)	$671,121	$1,919,622
Net income	—	—	—	—	33,911	33,911
Share-based compensation	—	—	6,678	—	—	6,678
Issuance of shares through share-based compensation plans, net	137	—	—	—	—	—
Purchases of common stock	—	—	—	—	—	—
Share-based compensation plan withholdings	(37)	—	(3,707)	—	—	(3,707)
Currency translation	—	—	—	6,868	—	6,868
Unrealized loss on investments	—	—	—	(106)	—	(106)
Balance at June 28,2025	48,937	$49	$1,262,935	$(4,750)	$705,032	$1,963,266

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain reclassifications have been made to prior-period amounts to conform to current-period presentation. The interim results for the three and six month periods ended June 30, 2026 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission on February 24, 2026. The accompanying Condensed Consolidated Balance Sheet at January 3, 2026 has been derived from the audited consolidated financial statements included in the 2025 Form 10-K.

On February 18, 2026, the Company’s Board of Directors (“Board”) changed the Company’s fiscal year-end from a 52-53 week fiscal year ending on the Saturday closest to December 31 to a December 31 fiscal year-end. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. Additionally, the Company has adopted calendar quarter fiscal period ends commencing with the first quarter ended March 31, 2026. The change affects the prior year comparability of the Company’s fiscal quarters in 2025 and has resulted in shifts in the quarterly periods, which is not expected to have a material impact on our quarterly financial results. Our fiscal year ended January 3, 2026 was a 53-week fiscal year. The second quarter of the fiscal year ended January 3, 2026 ended on June 28, 2025. Throughout this document, the three month period ended June 30, 2026 represents the quarterly period that commenced on April 1, 2026, and ended on June 30, 2026. The three month period ended June 28, 2025 represents the quarterly period that commenced on March 30, 2025 and ended on June 28, 2025. The six-month period ended June 30, 2026 represents the period that commenced on January 4, 2026, the first day of our fiscal year, and ended on June 30, 2026. The six-month period ended June 28, 2025 represents the quarterly period that commenced on December 29, 2024 and ended on June 28, 2025.

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

Recent Accounting Pronouncements

Recently Adopted or Effective

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. The Company adopted this ASU during the quarter ended June 30, 2026. In connection with the adoption, the Company elected an accounting policy to allocate the excess of the repurchase price over par for all shares repurchased and retired to additional paid-in capital on a prospective basis.

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

NOTE 2. Acquisitions and Investments

Proposed Investment

On April 20, 2026, the Company entered into a definitive share purchase agreement (“the Rigaku Transaction”) with Atom Investment, L.P., an affiliate of The Carlyle Group, to acquire 27% of the outstanding common stock of Rigaku Holdings Corporation (“Rigaku”) for approximately $710 million. In connection with the Rigaku Transaction, the Company will receive the right to nominate one director to Rigaku’s board of directors. The Company expects to account for the minority investment under the fair value option method and will not consolidate financial results. The Rigaku Transaction is expected to close in the second half of 2026.

Completed Acquisition

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

(1) The fair value is based on the issuance of 641,771 shares of the Company’s common stock, par value $0.001 per share ("Common Stock") with a per share value of $127.30 on the Acquisition Date.

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

The inventory fair value step‑up is non‑recurring and is recognized as an increase to cost of revenue as the related inventory is sold. For the year ended January 3, 2026, the Company recognized $4.0 million of expense related to the step‑up. During the six months ended June 30, 2026, the Company recognized $6.7 million of expense related to the step-up. The remaining balance of approximately $2.4 million is expected to be recognized over the estimated sell‑through period of one year following the Acquisition Date.

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

From the Acquisition Date through January 3, 2026, Semilab USA contributed $8.6 million of revenue and an operating loss of $6.2 million to the Company’s consolidated results. During the three and six months ended June 30, 2026, Semilab USA contributed $20.7 million and $46.1 million of revenue, respectively, and an operating loss of $4.5 million and $9.0 million, respectively, to the Company’s consolidated results.

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

	June 30, 2026
	Cash and Cash Equivalents			Marketable Securities
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Federal and municipal notes and bonds	$—	$124,772	$124,772	$—	$308,291	$308,291
Cash	226,804	—	226,804	—	—	—
Money market funds	787,462	—	787,462	—	—	—
Certificates of deposit	—	—	—	—	73,970	73,970
Commercial paper	—	114,167	114,167	—	179,097	179,097
Corporate bonds	—	—	—	—	67,587	67,587
Total Cash, Cash Equivalents, and Marketable Securities	$1,014,266	$238,939	$1,253,205	$—	$628,945	$628,945
Foreign currency forward contracts	—	—	—	—	1,284	1,284
Total assets	$1,014,266	$238,939	$1,253,205	$—	$630,229	$630,229

	January 3, 2026
	Cash and Cash Equivalents			Marketable Securities
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Federal and municipal notes and bonds	$—	$40,415	$40,415	$—	$149,554	$149,554
Cash	245,130	—	245,130	—	—	—
Money market funds	5,118	—	5,118	—	—	—
Certificates of deposit	—	—	—	—	47,338	47,338
Commercial paper	—	53,373	53,373	—	32,204	32,204
Corporate bonds	—	2,083	2,083	—	64,407	64,407
Total Cash, Cash Equivalents, and Marketable Securities	$250,248	$95,871	$346,119	$—	$293,503	$293,503
Foreign currency forward contracts	—	—	—	—	89	89
Total assets	$250,248	$95,871	$346,119	$—	$293,592	$293,592

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

There were no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2026 and June 28, 2025. There were no changes in valuation techniques during the three and six months ended June 30, 2026 and June 28, 2025.

Financial Instruments Not Measured at Fair Value on a Recurring Basis

The Company reports its financial instruments at fair value with the exception of its 0.00% Convertible Senior Notes due 2031 (“2031 Notes”). The estimated fair value of the 2031 Notes was determined based on the trading price of the 2031 Notes as of the last day of trading for the period. The Company classifies the fair value of the 2031 Notes as a Level 2 measurement, as the 2031 Notes are not actively traded in the market. On or after March 1, 2031, until the close of business on the second Scheduled Trading Day (as defined in the Indenture governing the 2031 Notes, which is further described in Note 7 below) immediately before the maturity date, the 2031 Notes will be convertible at the option of the noteholders at any time.

At June 30, 2026 the carrying value, net of unamortized debt discount and issuance costs, and estimated fair values of the 2031 Notes are as follows:

	June 30, 2026
	Level 2
	Carrying Value, net	Estimated Fair Value
	(in thousands)
Senior Convertible Notes:
2031 Notes	$1,471,731	$1,982,250
Total senior convertible notes	$1,471,731	$1,982,250

Assets Measured at Fair Value on a Non-Recurring Basis

At June 30, 2026 and January 3, 2026, the Company held investments of $8.0 million in the equity of a privately-held company. This non-marketable equity investment is recorded at fair value on a non-recurring basis and is classified as a Level 3 asset in “Other assets” on the Condensed Consolidated Balance Sheets. This non-marketable equity investment is generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and is periodically assessed for impairment when events or circumstances indicate that decline in value may have occurred. As of June 30, 2026, there have been no impairments recorded for the non-marketable equity investment.

NOTE 4. Marketable Securities

At June 30, 2026 and January 3, 2026, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2026
Federal and municipal notes and bonds	$308,452	$84	$(245)	$308,291
Certificates of deposit	74,055	3	(88)	73,970
Commercial paper	179,163	6	(72)	179,097
Corporate bonds	67,680	32	(125)	67,587
Total marketable securities	$629,350	$125	$(530)	$628,945
January 3, 2026
Federal and municipal notes and bonds	$149,004	$551	$(1)	$149,554
Certificates of deposit	47,243	95	—	47,338
Commercial paper	32,188	16	—	32,204
Corporate bonds	64,214	193	—	64,407
Total marketable securities	$292,649	$855	$(1)	$293,503

As of June 30, 2026, all of the Company’s marketable securities are available to the Company for use in its current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of June 30, 2026:

	June 30, 2026	January 3, 2026
	Fair Value	Fair Value
	(in thousands)
Due within one year	$546,640	$233,043
Due after one through five years	82,305	60,460
Total marketable securities	$628,945	$293,503

The aggregate fair value of marketable securities with unrealized losses was $405 million and $21.2 million as of June 30, 2026 and January 3, 2026, respectively. All unrealized losses are reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.” As of June 30, 2026 and January 3, 2026, 125 investments and 11 investments were in an unrealized loss position, respectively. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. As of June 30, 2026 and January 3, 2026, one investment and two investments were in an unrealized loss position, respectively, for greater than a year. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects these securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and six months ended June 30, 2026 and June 28, 2025.

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

The dollar equivalent of the U.S. dollar forward contracts notional amount and related fair values as of June 30, 2026 and January 3, 2026 were as follows:

	June 30, 2026	January 3, 2026
	(in thousands)
Notional amount	$79,847	$47,361
Fair value of asset	$1,284	$89

NOTE 6. Balance Sheet Components

Inventories

Inventories, net of reserves are comprised of the following:

	June 30, 2026	January 3, 2026
	(in thousands)
Materials	$278,289	$208,061
Work-in-process	73,127	59,764
Finished goods	27,827	30,439
Total inventories, net	$379,243	$298,264

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	June 30, 2026	January 3, 2026
	(in thousands)
Machinery and equipment	$96,572	$95,151
Land and building	47,720	47,770
Computer equipment and software	43,703	40,635
Leasehold improvements	25,388	24,040
Furniture and fixtures	4,423	3,920
Total property, plant and equipment, gross	217,806	211,516
Accumulated depreciation	(94,089)	(84,332)
Total property, plant and equipment, net	$123,717	$127,184

For the three and six months ended June 30, 2026, depreciation expense was $5.2 million and $11.6 million, respectively. For the three and six months ended June 28, 2025, depreciation expense was $5.8 million and $10.2 million, respectively.

NOTE 7. Debt Obligations

Indenture and Notes

On May 21, 2026, the Company issued $1.5 billion aggregate principal amount of 2031 Notes. The 2031 Notes were issued pursuant to an Indenture, dated May 21, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The issuance of the 2031 Notes included the exercise in full of the initial purchasers’ option to purchase up to an additional $200 million aggregate principal amount of 2031 Notes.

The Company offered and sold the 2031 Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for resale by the initial purchasers to persons reasonably believed to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

The net proceeds from the offering were approximately $1.47 billion after deducting the initial purchasers’ discount and commissions but before offering expenses payable.

The Company has used or intends to use (i) approximately $88.9 million of the net proceeds to fund the cost of entering into the capped call transactions described below, (ii) approximately $204.9 million of the net proceeds to repurchase 805 thousand shares of Common Stock concurrently with the pricing of the offering in privately negotiated transactions effected with or through one of the initial purchasers or one or more of its affiliates, at a price per share equal to $254.53, the last reported sale price per share of Common Stock on the NYSE on May 18, 2026 and (iii) the remaining net proceeds for general corporate purposes, which may include financing the Rigaku Transaction.

The 2031 Notes will mature on June 1, 2031, unless earlier converted, redeemed or repurchased. The 2031 Notes will not bear regular interest, and the principal amount of the 2031 Notes will not accrete. After giving effect to the initial purchasers’ discount and issuance costs, the 2031 Notes have an effective interest rate of 0.39%. However, special interest and additional interest, if any, may accrue on the 2031 Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture. As of June 30, 2026, the if-converted value of the 2031 Notes did not exceed the aggregate principal amount.

Beginning on March 1, 2031 and until the close of business on the second Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, the 2031 Notes will be convertible at the option of the noteholders at any time. If holders convert, we will settle conversions by paying cash up to the aggregate principal amount of the 2031 Notes to be converted and paying or delivering, as the case may be, cash, shares, or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted. Any 2031 Notes that remain outstanding at maturity are required to be repaid in cash.

Before March 1, 2031, noteholders will have the right to convert their 2031 Notes only under the following circumstances:

(1)
during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending on September 30, 2026, if the Last Reported Sale Price (as defined in the Indenture) per share of Common Stock, exceeds 130% of the conversion price (as described below) for each of at least 20 Trading Days (as defined in the Indenture) (whether or not consecutive) during a period of 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding fiscal quarter;
(2)
during the five consecutive business days immediately after any ten consecutive Trading Day period (the “Measurement Period”) in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of 2031 Notes for each Trading Day of the Measurement Period was less than 98% of the product of the Last Reported Sale Price per share of the Common Stock on such Trading Day and the conversion rate (as described below) on each Trading Day;
(3)
upon the occurrence of specified corporate events or distributions on the Common Stock as set forth in the Indenture; or
(4)
if the Company calls such 2031 Notes for redemption.

As of June 30, 2026, none of the foregoing conditions permitting early conversion of the 2031 Notes had been satisfied. Accordingly, the 2031 Notes were not convertible at the option of the noteholders as of such date, and the Company has classified the 2031 Notes as a non-current liability.

The Company may not redeem the 2031 Notes at its option at any time before June 6, 2029. The Company will have the option to redeem the 2031 Notes, in whole or in part (subject to the partial redemption limitation set forth in the Indenture), at any time, and from time to time, on or after June 6, 2029 and before the 31st Scheduled Trading Day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the Last Reported Sale Price per share of the Common Stock exceeds 130% of the conversion price on (1) each of at least 20 Trading Days, whether or not consecutive, during the 30 consecutive Trading Days ending on, and including, the Trading Day immediately before the date the Company sends the related redemption notice; and (2) the Trading Day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding 2031 Notes unless at least $100.0 million aggregate principal amount of 2031 Notes are outstanding and not subject to redemption as of the time it sends the related redemption notice.

The conversion rate for the 2031 Notes will initially be 2.6192 shares of Common Stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $381.80 per share of Common Stock. The conversion rate is subject to adjustment upon certain events specified in the Indenture but will not be adjusted for any accrued or unpaid interest. In addition, upon a Make-Whole Fundamental Change, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2031 Notes in connection with such Make-Whole Fundamental Change. No adjustment to the conversion rate will be made if the Stock Price (as defined in the Indenture) in such Make-Whole Fundamental Change is either less than $254.53 per share or greater than $2,750.00 per share. The Company will not increase the conversion rate to an amount that exceeds 3.9288 shares per $1,000 principal amount of 2031 Notes, subject to adjustment as set forth in the Indenture. Based on the initial conversion rate, the 2031 Notes are initially convertible into approximately 3.9 million shares of the Common Stock (based on an aggregate principal amount of $1.5 billion). Assuming the maximum conversion rate of 3.9288 shares per $1,000 principal amount in connection with a Make Whole Fundamental Change, the 2031 Notes would be convertible into a maximum of approximately 5.9 million shares of Common Stock, subject to adjustment as set forth in the Indenture.

If certain corporate events that constitute a Fundamental Change (as defined in the Indenture) occur, then, subject to certain exceptions, noteholders may require the Company to repurchase their 2031 Notes in whole or in part for cash at a price equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture). The Indenture governing the 2031 Notes contains customary terms and covenants, including those limiting the Company’s ability to consolidate with or merge into, or sell, lease or otherwise transfer substantially all of its assets, as well as customary events of default, each as defined in the Indenture.

The 2031 Notes are presented as “2031 Notes, net” within non-current liabilities on the condensed consolidated balance sheet as of June 30, 2026 and are carried at amortized cost. The Company evaluated the terms of the 2031 Notes under applicable accounting guidance and concluded that the 2031 Notes are appropriately accounted for as a single liability instrument, with no bifurcation or other separate accounting required.

The initial purchasers’ discount of $30 million is treated as a debt issuance cost for financial reporting purposes and as original issue discount for U.S. federal income tax purposes. Accordingly, the Company established a deferred tax asset of approximately $6.5 million at issuance. The $30 million of original issue discount is deductible for tax purposes over the term of the notes under Section 163 of the Internal Revenue Code of 1986, as amended.

The 2031 Notes consisted of the following components:

June 30, 2026
(in thousands)
Principal	$1,500,000
Unamortized debt issuance costs	28,269
Net carrying amount of the liability component	$1,471,731

As of June 30, 2026, the Company had unamortized debt issuance costs, including the initial purchasers’ discount, which are being amortized to interest expense over the contractual term of the 2031 Notes using the effective interest method. The remaining amortization period is approximately five years, through the maturity date of June 1, 2031. Such amortization represents non-cash interest expense and will be recognized over the remaining term of the 2031 Notes. Amortization of the debt issuance costs was $0.7 million during each of the three and six months ended June 30, 2026.

The future contractual principal payments related to the 2031 Notes are as follows. As the 2031 Notes do not bear regular interest, the table below reflects contractual principal repayments only and excludes non‑cash interest expense associated with the amortization of debt issuance costs.

Amount
Fiscal Years	(in millions)
2026	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	1,500
Total Payments	$1,500

Capped Call Transactions

In May 2026, in connection with the pricing of the 2031 Notes and the exercise by the initial purchasers of their option in full to purchase additional 2031 Notes, respectively, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with several financial institutions, including one or more of the initial purchasers and/or their respective affiliates (the “Option Counterparties”).

The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2031 Notes, approximately 3.9 million shares of Common Stock, which corresponds to the number of shares initially underlying the 2031 Notes based on the initial conversion rate. The Capped Call Transactions are expected generally to reduce the potential dilution to the Common Stock upon any conversion of the 2031 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $509.06 per share of Common Stock, which represents a premium of 100% over the last reported sale price of the Common Stock of $254.53 per share on May 18, 2026, and is subject to certain adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions are separate transactions (in each case entered into by the Company with the Option Counterparties), and are not part of the terms of the 2031 Notes and will not change the noteholders’ rights under the 2031 Notes. Noteholders will not have any rights with respect to the Capped Call Transactions. The Company concluded that the Capped Call Transactions met the criteria for equity classification because they were indexed to the Common Stock and the Company has the discretion to settle the Capped Call Transactions in shares or cash. As a result, the 1 million paid was recorded as a reduction to additional paid-in-capital within the Company’s condensed consolidated balance sheet.

The Company structured the Capped Call Transactions as tax-integrated for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $88.9 million in gross cost of the purchased Capped Call Transactions will be deductible for income tax purposes over the life of the option. As a result, the Company established a deferred income tax asset of $19.3 million at inception, with a corresponding offset to additional paid-in capital.

Indebtedness

On April 20, 2026, in connection with the Rigaku Transaction, we entered into a commitment letter with Goldman Sachs Bank USA (“Goldman Sachs”) for a senior secured 364-day $500 million bridge term loan credit facility (the “Bridge Commitment”). The Bridge Commitment was intended to provide a stop-gap source of funds, together with other sources, to finance the Rigaku Transaction and related fees and expenses on or prior to closing. In connection with the Bridge Commitment, the Company executed an Engagement Letter, Bridge Commitment Letter, Bridge Administrative Agent Fee Letter, and Bridge Arranger Fee Letter (collectively, the “Bridge Documents”). The Company incurred total costs of $4.4 million in connection with the Bridge Commitment, including a $3.75 million commitment, underwriting and structuring fee, as well as other related expenses. On May 21, 2026, following successful execution of the 2031 Notes offering and Capped Call Transactions, we delivered an executed Notice of Bridge Commitment Termination to Goldman Sachs, terminating the Bridge Commitment in full. No additional fees were owed in connection with the termination.

NOTE 8. Commitments and Contingencies

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended
	June 30,	June 28,
	2026	2025
	(in thousands)
Balance, beginning of the period	$10,292	$10,858
Accruals	5,298	7,053
Usage	(5,527)	(5,273)
Balance, end of the period	$10,063	$12,638

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

Line of Credit

The Company had a credit agreement with a bank that provided for a variable-rate line of credit secured by the marketable securities the Company had with the bank. At January 3, 2026 the Company was permitted to borrow up to 70.0% of the value of eligible securities held at the time the line of credit was accessed, up to a maximum of $100.0 million. The available line of credit as of January 3, 2026 was $100.0 million with an available interest rate of 4.3%. The Company terminated this line of credit in the first quarter of 2026, and did not utilize the line of credit while it was active.

Leases

As of June 30, 2026, there were no material changes in the Company’s leases from those disclosed in the 2025 Form 10-K, other than those described below.

On June 18, 2026, the Company entered into a lease agreement (the “Lease”) for a new corporate headquarters facility located at 3000 Minuteman Road in Andover, Massachusetts. The leased premises consist of approximately 159,947 rentable square feet and will replace the Company’s current headquarters in Wilmington, Massachusetts. The Lease has an initial term of approximately 13 years and is expected to commence in 2027, upon substantial completion of tenant improvements or no later than 12 months following the contractual delivery date, as defined in the Lease. The Lease includes an initial rent of approximately $17.00 per square foot, subject to annual increases of 3%, as well as customary rent abatement periods and phased rent commencement provisions during the early years of the Lease term. Total undiscounted Lease payments over the initial Lease term are expected to be approximately $36.4 million. As of June 30, 2026, the Lease had not yet commenced, and therefore no right-of-use asset or corresponding lease liability has been recognized in the Company’s condensed consolidated financial statements.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands)
Point-in-time	$322,489	$237,414	$594,068	$486,693
Over-time	20,640	16,183	41,010	33,511
Total revenue	$343,129	$253,597	$635,078	$520,204

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,		June 28,		June 30,		June 28,
	2026		2025		2026		2025
	(in thousands, except for percentages)
Systems and software	$294,040	85.7%	$214,506	84.6%	$541,197	85.2%	$445,656	85.7%
Parts	28,713	8.4%	19,849	7.8%	55,263	8.7%	38,025	7.3%
Services	20,376	5.9%	19,242	7.6%	38,618	6.1%	36,523	7.0%
Total revenue*	$343,129	100.0%	$253,597	100.0%	$635,078	100.0%	$520,204	100.0%
*The sum of the individual percentages may not equal 100% due to rounding.

See Note 13 for additional discussion of the Company’s disaggregated revenue by geography.

Contract Assets and Contract Liabilities

Contract assets consist of amounts we have not invoiced but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Condensed Consolidated Balance Sheets. As of June 30, 2026 the Company had no contract assets, and as of January 3, 2026, the Company had contract assets of $3.5 million.

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, deferred revenue is recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of June 30, 2026 and January 3, 2026, the Company carried a long-term deferred revenue balance of $8.7 million and $6.3 million, respectively, within “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of the period	$39,733	$43,599	$38,031	$37,836
Deferral of revenue	24,239	22,635	40,794	51,616
Recognition of current year deferred revenue	(5,658)	(14,956)	(19,489)	(29,187)
Recognition of prior period deferred revenue	(13,722)	(7,733)	(14,744)	(16,720)
Balance, end of the period	$44,592	$43,545	$44,592	$43,545

NOTE 10. Share-Based Compensation

The following table presents the detail of share-based compensation expense amounts included in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,226	$895	$2,168	$2,002
Research and development	1,911	1,292	2,927	2,354
Sales and marketing	1,326	651	2,355	1,990
General and administrative	5,552	3,362	9,576	6,668
Restructuring and other	—	478	—	478
Total share-based compensation expense	$10,015	$6,678	$17,026	$13,492

As of June 30, 2026, there was $59.4 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years following June 30, 2026.

NOTE 11. Income Taxes

During the three and six months ended June 30, 2026, the Company recognized an income tax provision of $8.4 and $12.7 million, respectively, representing an effective tax rate of 12.3% and 11.9%, respectively. During the three and six months ended June 28, 2025 the Company recognized an income tax provision of $5.8 and $13.4 million, respectively, representing an effective tax rate of 14.7% and 12.0%, respectively.

The effective tax rate for the periods presented is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

NOTE 12. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Common Stock outstanding during the period. Restricted stock units and employee stock purchase grants are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three and six months ended June 30, 2026, 25 thousand and 28 thousand, respectively, restricted stock units were excluded from the computation of diluted earnings per share as their impact would have been antidilutive. For the three and six months ended June 28, 2025, 121 thousand and 70 thousand, respectively, restricted stock units were excluded from the computation of diluted earnings per share as their impact would have been antidilutive. For the three and six months ended June 30, 2026, 603 thousand shares issuable upon conversion of the Company’s convertible notes were excluded from the computation of diluted earnings per share as their impact would have been antidilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands, except for per share data)
Numerator:
Net income	$60,102	$33,911	$93,852	$98,006
Denominator:
Basic earnings per share - weighted average shares outstanding	49,412	48,925	49,575	49,053
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	270	91	266	160
Diluted earnings per share - weighted average shares outstanding	49,682	49,016	49,841	49,213
Earnings per share:
Basic	$1.22	$0.69	$1.89	$2.00
Diluted	$1.21	$0.69	$1.88	$1.99

NOTE 13. Segment Reporting and Geographic Information

The Company is organized and operates as one operating and reportable segment: the design, development, manufacture and support of high-performance control metrology, defect inspection, lithography and data analysis systems used by microelectronics device manufacturers. This determination is based on the management approach which designates internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance. The CODM uses net income as the measure of profit or loss to allocate resources and assess performance. The measure of segment assets is reported on the balance sheet as total assets.

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands)
Revenue	$343,129	$253,597	$635,078	$520,204
Less:
Adjusted cost of revenue (1)	147,616	115,284	276,841	235,023
Adjusted research and development (2)	38,879	35,292	73,977	64,012
Adjusted sales and marketing (2)	23,061	14,910	44,520	34,626
Adjusted general and administrative (2)	30,753	22,496	59,047	44,432
Other segment items:
Restructuring and other (3)	15,268	22,415	30,664	27,173
Merger and acquisitions related (3)	4,303	2,507	13,566	2,666
Amortization	19,699	8,446	39,399	16,891
Operating income	63,550	32,247	97,064	95,381
Total other income, net	4,946	7,494	9,484	16,017
Provision for income taxes	8,394	5,830	12,696	13,392
Net income	$60,102	$33,911	$93,852	$98,006

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

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands)
Revenue from customers:
Taiwan	$106,407	$65,616	$190,419	$168,197
South Korea	100,612	82,650	167,310	175,964
United States	84,366	27,556	168,100	53,153
Europe	16,307	12,846	29,318	29,390
China	14,707	17,337	31,764	29,513
Southeast Asia	11,251	13,824	25,499	21,850
Japan	9,479	33,768	22,668	42,137
Total revenue	$343,129	$253,597	$635,078	$520,204

The following customers accounted for 10.0% or more of total revenue for the indicated periods:

	Six Months Ended
	June 30,	June 28,
	2026	2025
Customer A	16.2%	21.6%
Customer B	15.9%	16.8%
Customer C	14.9%	17.6%
Customer D	10.3%	^
^ The customer accounted for less than 10.0% of total revenue during the period.

Five customers’ accounts receivable balances were individually greater than 10.0% of net accounts receivable at June 30, 2026, representing, in the aggregate approximately 64.3% of the Company’s total accounts receivable.

One customer’s accounts receivable balances was individually greater than 10.0% of net accounts receivable at January 3, 2026, representing, approximately 12.2% of the Company’s total accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 14. Share Repurchase Authorization

In February 2024, the Board approved a share repurchase authorization (the “2024 Authorization”), which allowed the Company to repurchase up to $200 million worth of shares of Common Stock. Under the 2024 Authorization, repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital. During the three and six months ended June 30, 2026, no shares of the Company’s common stock were repurchased under the 2024 Authorization. During the three and six months ended June 28, 2025, no shares, and 492 thousand shares, respectively, of the Company’s common stock were repurchased under the 2024 Authorization. At June 30, 2026, there was $99.9 million available for future share repurchases under the 2024 Authorization.

Additionally, in May 2026, the Board approved a share repurchase authorization (the “2026 Authorization,”) which allowed the Company to repurchase up to $300 million worth of shares of Common Stock solely in connection with the 2031 Notes issuance. During the three and six months ended June 30, 2026, 805 thousand shares of the Company’s common stock were repurchased under the 2026 Authorization. The 2026 Authorization ceases to be in effect and any and all remaining and unused amount under the 2026 Authorization is no longer available for repurchase.

NOTE 15. Restructuring and Other

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

Restructuring and other expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands)
Cost of goods sold	$11,507	$16,191	$21,694	$19,826
Operating expenses	3,761	6,224	8,970	7,347
Total restructuring and other	$15,268	$22,415	$30,664	$27,173

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

•
the closing of the Rigaku Transaction (as defined below);
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

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially and adversely from those included in such forward-looking statements as a result of various factors, including risks and uncertainties, many of which are beyond Onto Innovation’s control. Such factors include, but are not limited to, the Company’s ability to leverage its resources to improve its position in its core markets; its ability to weather difficult economic environments; its ability to open new market opportunities and target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; fluctuations in customer capital spending; the Company’s ability to effectively manage its supply chain and adequately source components from suppliers to meet customer demand; the effects of political, economic, legal, and regulatory changes or uncertainties, changes in U.S. tariff and trade policy and related retaliatory actions, and geopolitical conflicts, including the ongoing conflict involving Israel, the U.S., Iran and other actors, on the Company’s global operations; the Company’s ability to adequately protect its intellectual property rights and maintain data security; the effects of natural disasters or public health emergencies on the global economy and on the Company’s customers, suppliers, employees, and business; its ability to effectively maneuver global trade issues and changes in trade and export regulations, tariffs and license policies; the Company’s ability to maintain relationships with its customers and manage appropriate levels of inventory to meet customer demands; the Company’s ability to complete the Rigaku Transaction on the timing expected or at all; the Company’s ability to realize the anticipated benefits of the Rigaku Transaction; and the Company’s ability to successfully integrate acquired businesses and technologies, including the business of Semilab USA and to realize the anticipated benefits of such acquisitions. Additional information and considerations regarding the risks faced by Onto Innovation are available in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026, in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q, and in the other filings that we make with the SEC from time to time. Forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our principal market is semiconductor capital equipment. Semiconductors packaged as integrated circuits (“ICs”), or “chips,” are used in consumer electronics, server and enterprise systems, mobile computing (including smart phones and tablets), data storage devices, and embedded automotive and control systems. Our core focus is the measurement and control of the structure, composition, and geometry of semiconductor devices as they are fabricated on silicon wafers to improve device performance and manufacturing yields.

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

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	June 30, 2026	March 31, 2026
	(in thousands, except for percentages and per share data)
Revenue	$343,129	$291,949
Gross profit	$183,254	$146,389
Gross profit as a percentage of revenue	53.4%	50.1%
Total operating expenses	$119,704	$112,875
Net income	$60,102	$33,750
Diluted earnings per share	$1.21	$0.67
•
In the fiscal quarter ended June 30, 2026 (the “June 2026 quarter”), revenue increased 17.5% compared to the fiscal quarter ended March 31, 2026 (the “March 2026 quarter”), primarily due to higher sales of inspection and metrology systems supporting advanced packaging and advanced node semiconductor applications.
•
Gross profit as a percentage of revenue for the June 2026 quarter increased by 330 basis points compared to the March 2026 quarter. This margin increase was primarily driven by a favorable shift in sales mix as product sales move toward high-margin inspection and metrology product lines.
•
Operating expenses for the June 2026 quarter increased by 6.1% compared to the March 2026 quarter. This increase was driven by higher compensation-related costs, increased headcount, and engineering spend related to product development activities.

Our cash, cash equivalents and marketable securities balance increased to $1.9 billion at June 30, 2026, compared to $639.6 million at January 3, 2026. This increase was primarily the result of $1.2 billion of cash provided by financing activities and $87.8 million of cash generated from operating activities partially offset by capital expenditures of $7.2 million. Employee headcount at June 30, 2026 was approximately 1,867.

On May 21, 2026, we issued $1.5 billion aggregate principal amount of 2031 Notes. The 2031 Notes were issued pursuant to an Indenture, dated May 21, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the representative of the initial purchasers of the 2031 Notes, we granted the initial purchasers an option to purchase up to an additional $200 million aggregate principal amount of 2031 Notes. On May 19, 2026, the initial purchasers exercised this option in full and the 2031 Notes issued on May 21, 2026 include the additional $200 million aggregate principal amount of 2031 Notes. Also in May 2026, in connection with the pricing of the 2031 Notes and the exercise by the initial purchasers of their option in full to purchase additional Notes, respectively, we entered into the Capped Call Transactions with several financial institutions, including one or more of the initial purchasers and/or their respective affiliates.

On April 20, 2026, we entered into a definitive share purchase agreement (the “Rigaku Transaction”) with Atom Investment, L.P., an affiliate of The Carlyle Group, to acquire 27% of the outstanding common stock of Rigaku Holdings Corporation for approximately $710 million. The Rigaku Transaction is expected to close in the second half of 2026. Also on April 20, 2026, we entered into a commitment letter with Goldman Sachs Bank USA, which provides for a senior secured 364-day $500 million bridge term loan credit facility (the “Bridge Commitment”). The Bridge Commitment was intended to be available to the Company to finance, together with other sources of funds, the Rigaku Transaction and related fees and expenses on or prior to the closing of the Transaction. On May 21, 2026, we terminated the Bridge Commitment, incurring total costs of $4.4 million.

For a discussion of the risks related to our business and operations, see Part I, Item 1A - Risk Factors of the 2025 Form 10-K and Part II, Item 1A - Risk Factors of this Form 10-Q.

Results of Operations for the Three and Six Months ended June 30, 2026 and June 28, 2025

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $343.1 million increased 35.3% for the three months ended June 30, 2026 as compared to the three months ended June 28, 2025, for which revenue totaled $253.6 million. For the six months ended June 30, 2026 and June 28, 2025, our revenue totaled $635.1 million and $520.2 million, respectively, representing a year-over-year increase of 22.1%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	June 30,		June 28,		June 30,		June 28,
	2026		2025		2026		2025
	(in thousands, except for percentages)
Systems and software	$294,040	85.7%	$214,506	84.6%	$541,197	85.2%	$445,656	85.7%
Parts	28,713	8.4%	19,849	7.8%	55,263	8.7%	38,025	7.3%
Services	20,376	5.9%	19,242	7.6%	38,618	6.1%	36,523	7.0%
Total revenue*	$343,129	100.0%	$253,597	100.0%	$635,078	100.0%	$520,204	100.0%
*The sum of the individual percentages may not equal 100% due to rounding.

Total systems and software revenue increased $79.5 million, and $95.5 million for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 28, 2025, respectively. The increase was attributable to stronger demand for inspection and metrology systems. The increase in total parts and services revenue for the three and six months ended June 30, 2026, as compared to the three and six months ended June 28, 2025, was primarily due to higher customer support activity and service contract revenue.

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

The following table lists, for the periods indicated, our gross profit in dollars and as percentages of our total revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2026	2025	2026	2025
	(in thousands, except for percentages)
Gross profit	$183,254	$122,122	$329,643	$265,355
Gross profit as a percentage of revenue	53.4%	48.2%	51.9%	51.0%

The increase in gross profit as a percentage of revenue for the three and six months ended June 30, 2026 as compared to the three and six months ended June 28, 2025 was primarily due to increased sales of newer product lines with higher standard margins. The increase for the three month period also benefited from lower restructuring expenses compared to the prior year period.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. These expenditures also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $38.9 million and $73.9 million for the three and six month periods ended June 30, 2026, as compared to $35.3 million and $63.3 million for the three and six month periods ended June 28, 2025. The increase in research and development expenses for the three month period ended June 30, 2026, as compared to the three month period ended June 28, 2025 was primarily due to higher compensation-related costs driven by stock-based compensation expense and increased headcount, as well as increased engineering spend associated with product development activities. The increase in research and development expenses for the six-month period ended June 30, 2026, as compared to the six-month period ended June 28, 2025 was primarily due to higher compensation-related costs driven by stock-based compensation expense and increased headcount, as well as higher engineering spend associated with product development activities.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $23.1 million and $44.6 million for the three and six month periods ended June 30, 2026, compared to $14.9 million and $34.6 million for the three and six month periods ended June 28, 2025. The increase in sales and marketing expenses for the three month period ended June 30, 2026, as compared to the three month period ended June 28, 2025, was primarily driven by higher compensation-related costs and increased headcount to support higher sales activity. The increase in sales and marketing expenses for the six-month period ended June 30, 2026, as compared to the six-month period ended June 28, 2025, was primarily driven by higher compensation-related costs, increased headcount and higher selling costs associated with increased revenue and customer activity.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $34.3 million and $65.7 million for the three and six month periods ended June 30, 2026, as compared to $25.0 million and $47.8 million for the three and six month periods ended June 28, 2025. The increase in general and administrative expenses for the three month period ended June 30, 2026, as compared to the three month period ended June 28, 2025, was primarily driven by higher compensation-related costs, including stock-based compensation expense. The increase in general and administrative expenses for the six-month period ended June 30, 2026, as compared to the six-month period ended June 28, 2025, was primarily driven by higher compensation-related costs, including costs associated with the Semilab USA integration.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $19.7 million and $39.4 million for the three and six month periods ended June 30, 2026, compared to $8.4 million and $16.9 million for the three and six month periods ended June 28, 2025. The increase in amortization of identifiable intangible assets for the three months ended June 30, 2026, as compared to the three months ended June 28, 2025, was due to Semilab USA amortization. The increase in amortization of identifiable intangible assets for the six months ended June 30, 2026, as compared to the six months ended June 28, 2025, was due to amortization in connection with the acquisition of Semilab USA.
•
Restructuring and Other. Restructuring and other expenses were $3.8 million and $8.9 million for the three and six-month period ended June 30, 2026, compared to $6.2 million and $7.3 million for the three and six month periods ended June 28, 2025. The increase in restructuring and other expenses for the three month period ended June 30, 2026, as compared to the three month period ended June 28, 2025, and for the six month period ended June 30, 2026, as compared to the six month period ended June 28, 2025, was primarily due to employee severance costs and business transformation projects.

Total other income, net. Total other income, net was $4.9 million and $9.5 million for the three and six month periods ended June 30, 2026, as compared to $7.5 million and $16.0 million for the three and six month periods ended June 28, 2025. The decrease in total other income, net for the three months ended June 30, 2026, as compared to the three months ended June 28, 2025, and for the six months ended June 30, 2026, as compared to the six months ended June 28, 2025, was attributable to expenses associated with increased capital markets activity and fees related to the Bridge Commitment, as well as amortization of debt issuance costs.

Income Taxes. We recorded an income tax provision of $8.4 million and $12.7 million for the three and six month periods ended June 30, 2026, as compared to $5.8 million and $13.4 million for the three and six month periods ended June 28, 2025. Our effective tax rate of 12.3% and 11.9% for the three and six month periods ended June 30, 2026 and our effective tax rate of 14.7% and 12.0% for the three month period ended June 28, 2025, respectively, differed from the statutory rate of 21.0%, primarily due to the tax benefit associated with the Foreign Derived Intangible Income (“FDII”) deductions, federal research and development tax credits, and excess tax benefits associated with equity compensation.

Our future effective income tax rate depends on various factors, such as possible changes in tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following in dollars for the periods indicated:

	June 30, 2026	January 3, 2026
	(in thousands)
Cash and cash equivalents	$1,253,205	$346,119
Marketable securities	628,945	293,503
Total cash, cash equivalents and marketable securities	$1,882,150	$639,622

Sources and Uses of Cash

A summary of net cash and cash equivalents provided by (used in) operating, investing, and financing activities is as follows in dollars for the periods indicated:

	Six Months Ended
	June 30,	June 28,
	2026	2025
	(in thousands)
Net cash and cash equivalents provided by operating activities	$87,829	$149,923
Net cash and cash equivalents used in investing activities	$(342,764)	$(64,820)
Net cash and cash equivalents provided by (used in) financing activities	$1,162,965	$(83,226)

Operating Activities

Net cash and cash equivalents provided by operating activities for the six months ended June 30, 2026 was $87.8 million. The net cash and cash equivalents provided by operating activities during the six months ended June 30, 2026 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges, of $76.4 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation and provision for inventory valuation. Cash provided by operating activities for the first six months of 2026 decreased compared to the corresponding period in fiscal 2025, primarily due to timing of accounts receivable payments and higher inventory levels driven by revenue growth, partially offset by increased in accounts payable and accrued expense due to the timing of vendor payments and higher operational activity.

Investing Activities

Net cash and cash equivalents used in investing activities for the six months ended June 30, 2026 was $342.8 million. During the six months ended June 30, 2026, net cash and cash equivalents used in investing activities included purchases of marketable securities of $652.1 million and capital expenditures of $7.2 million, partially offset by proceeds from maturities and sales of marketable securities of $316.6 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents provided by financing activities for the six months ended June 30, 2026 was $1.16 billion. During the six months ended June 30, 2026, financing activities provided cash from proceeds of the 2031 Notes, partially offset by cash used for the Capped Call Transaction and repurchases of common stock, as well as for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans.

In February 2024, the Onto Innovation Board of Directors (the “Board”) approved a share repurchase authorization (the “2024 Authorization,”) which allows us to repurchase up to $200 million worth of shares of Common Stock. Under the 2024 Authorization, repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital. During the three and six months ended June 30, 2026, no shares of the Company’s common stock were repurchased under the 2024 Authorization. During the three and six months ended June 28, 2025, no shares, and 492 thousand shares, respectively, of the Company’s common stock were repurchased under the 2024 Authorization. At June 30, 2026, there was $99.9 million available for future share repurchases under the 2024 Authorization.

Additionally, in May 2026, the Board approved a share repurchase authorization (the “2026 Authorization,”) which allowed the Company to repurchase up to $300 million worth of shares of Common Stock solely in connection with the 2031 Notes issuance. During the three and six months ended June 30, 2026, 805 thousand shares of the Company’s common stock were repurchased under the 2026 Authorization. The 2026 Authorization ceases to be in effect and any and all remaining and unused amount under the 2026 Authorization is no longer available for repurchase.

Indebtedness

As of June 30, 2026, the net carrying amount of our 2031 Notes of $1.47 billion (principal balance of $1.5 billion maturing in 2031) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $496.34 (or 130% of the conversion price of $381.80) for 20 of the last 30 trading days of any future quarter, our 2031 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.

On April 20, 2026, in connection with the Rigaku Transaction, we entered into a commitment letter with Goldman Sachs Bank USA (“Goldman Sachs”) for a senior secured 364-day $500 million bridge term loan credit facility (the “Bridge Commitment”). The Bridge Commitment was intended to provide a stop-gap source of funds, together with other sources, to finance the Rigaku Transaction and related fees and expenses on or prior to closing. In connection with the Bridge Commitment, the Company executed an Engagement Letter, Bridge Commitment Letter, Bridge Administrative Agent Fee Letter, and Bridge Arranger Fee Letter (collectively, the “Bridge Documents”). The Company incurred total costs of $4.4 million in connection with the Bridge Commitment, including a $3.75 million commitment, underwriting and structuring fee, as well as other related expenses. On May 21, 2026, following successful execution of the 2031 Notes offering and Capped Call Transactions, we delivered an executed Notice of Bridge Commitment Termination to Goldman Sachs, terminating the Bridge Commitment in full. No additional fees were owed in connection with the termination.

The Company had a credit agreement with a bank that provides for a variable-rate line of credit which was secured by the marketable securities the Company has with the bank. At January 3, 2026 the Company was permitted to borrow up to 70.0% of the value of eligible securities held at the time the line of credit would be accessed, up to a maximum of $100.0 million. The available line of credit as of January 3, 2026 was $100.0 million with an available interest rate of 4.3%. The Company terminated this line of credit during the six months ended June 30, 2026, and did not utilize the line of credit while it was active.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2026. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 8, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the 2025 Form 10-K, as updated by the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the SEC on May 5, 2026, except as set forth below. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

Risks Related to Our Convertible Senior Notes

We may lack the cash or financing capacity to satisfy required cash payments under the 2031 Notes , including upon conversion, following a fundamental change, or at maturity.

On May 21, 2026, we issued the 2031 Notes pursuant to the Indenture and entered into the Capped Call Transactions. If a Fundamental Change occurs (as defined in the Indenture), holders may require us to repurchase the 2031 Notes in cash at 100% of principal plus accrued and unpaid special or additional interest, if any, to, but excluding, the applicable repurchase date. If holders convert, we will settle conversions by paying cash up to the aggregate principal amount of the 2031 Notes to be converted and paying or delivering, as the case may be, cash, shares, or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted. We must also repay any 2031 Notes that remain outstanding at maturity in cash, which could require refinancing. Our ability to fund required cash amounts will depend on cash on hand, cash flows, and access to capital markets and credit facilities, and may be limited by law, regulation, or agreements governing our indebtedness. We may not redeem the 2031 Notes before June 6, 2029, and any optional redemption thereafter requires our common stock to trade above 130% of the conversion price for a specified period and certain other conditions are satisfied, which may affect the timing and magnitude of cash outflows. Failure to make a required cash payment would constitute a default under the Indenture and could result in cross-defaults or accelerations under any other indebtedness we may then have outstanding.

Conversion of the 2031 Notes may adversely affect our liquidity, dilute existing stockholders, and depress the price of our common stock, and the Capped Call Transaction provide only partial offset.

If the conditional conversion feature of the 2031 Notes is triggered, holders may convert their 2031 Notes during specified periods. Upon any conversion, we will be required to settle at least the aggregate principal amount of the 2031 Notes in cash, which could adversely affect liquidity. Even if no conversions occur, applicable accounting rules could require us to reclassify all or a portion of the 2031 Notes as current liabilities, reducing our reported working capital.

The 2031 Notes are initially convertible at 2.6192 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $381.80 per share. If we elect to settle the remainder of our conversion obligation in shares, existing stockholders will be diluted. The conversion rate is subject to adjustment upon certain events and may be increased for a limited period in connection with specified corporate events, which could amplify dilution. The Capped Call Transaction offset dilution only up to an initial cap of approximately $509.06 per share, and above that level dilution will not be mitigated. In addition, the existence of the 2031 Notes may encourage short selling by market participants, because conversions can be used to satisfy short positions, and expectations of potential conversion could depress our common stock price.

The 2031 Notes and related Capped Call Transactions may affect the trading price of our common stock and introduce volatility in our reported financial results.

Banks party to the Capped Call Transactions (or their affiliates) may establish, adjust, or unwind hedges in our common stock or related derivatives, including during any conversion observation period and around redemption or unwind events, which could increase or decrease the trading price of our common stock and, during an observation period, affect the amount of conversion consideration and the value of the 2031 Notes. In addition, the 2031 Notes and Capped Call Transactions are subject to complex accounting requirements. Although the Capped Call Transactions are accounted for in stockholders' equity and therefore not remeasured each period, conversions and changes in our share count may affect diluted earnings per share, and application of the relevant accounting standards may introduce period-to-period volatility in our reported results.

We are subject to counterparty risk with respect to the Capped Call Transactions, and the Capped Call Transactions may not operate as planned.

The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price subject to the cap and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2026 we issued the 2031 Notes to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act, for an aggregate offering price of $1.5 billion, in transactions not involving any public offering. The 2031 Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believe are “qualified institutional buyers” as defined in, and in accordance with, Rule 144A under the Securities Act. Any shares of Common Stock that may be issued upon conversion of the 2031 Notes will be issued in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by us exclusively with our security holders. Initially, a maximum of 5,893,200 shares of Common Stock may be issued upon conversion of the 2031 Notes, based on the maximum conversion rate of 3.9288 shares of Common Stock per $1,000 principal amount of 2031 Notes, which is subject to customary anti-dilution adjustment provisions.

For further information, see Note 7, “Debt Obligations,” of the Notes to the Condensed Consolidated Financial Statements.

In February 2024, the Board approved a share repurchase authorization (the “2024 Authorization”), which allowed the Company to repurchase up to $200 million worth of shares of Common Stock. Under the 2024 Authorization, repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital. During the three and six months ended June 30, 2026, no shares of the Company’s common stock were repurchased under the 2024 Authorization. During the three and six months ended June 28, 2025, no shares, and 492 thousand shares, respectively, of the Company’s common stock were repurchased under the 2024 Authorization. At June 30, 2026, there was $99.9 million available for future share repurchases under the 2024 Authorization.

Additionally, in May 2026, the Board approved a share repurchase authorization (the “2026 Authorization,”) which allowed the Company to repurchase up to $300 million worth of shares of Common Stock solely in connection with the 2031 Notes issuance. During the three and six months ended June 30, 2026, 805 thousand shares of the Company’s common stock were repurchased under the 2026 Authorization. The 2026 Authorization ceases to be in effect and any and all remaining and unused amount under the 2026 Authorization is no longer available for repurchase.

For further information, see Note 14, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of Common Stock associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program.

The following table provides details of Common Stock purchased during the three months ended June 30, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
	(in thousands, except for per share data)
April 1, 2026 to April 30, 2026	—	$—	—	$99,935
May 1, 2026 to May 31, 2026	816	$254.77	805	$99,935
June 1, 2026 to June 30, 2026	19	$278.50	—	$99,935
Three months ended June 30, 2026	835	$255.31	805

(1) Approved under the 2026 Authorization

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended June 30, 2026, the following officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), as follows:

On April 29, 2026, Michael P. Plisinski, the Company's Chief Executive Officer, terminated a previously adopted trading plan intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) (a “10b5‑1 Plan”). Mr. Plisinski’s 10b5‑1 Plan had been adopted on March 9, 2026 (the “March Plisinski Plan”) and provided for the potential sale of up to 65,937 shares of Common Stock, subject to specified price, volume and timing conditions. No transactions were effected under the March Plisinski Plan during the quarter ended June 30, 2026 prior to its termination. The termination of the March Plisinski Plan was made in accordance with its terms and applicable law. Following such termination, on May 28, 2026, Mr. Plisinski adopted a new Rule 10b5-1 Plan providing for the sale from time to time of an aggregate of up to 50,000 shares of Common Stock (the “May Plisinski Plan”). The duration of the May Plisinski Plan is until February 15, 2027, or earlier if all transactions under the May Plisinski Plan are completed.

On May 5, 2026, Yoon Ah E. Oh, the Company's Senior Vice President & General Counsel and Corporate Secretary, terminated a previously adopted 10b5-1 Plan (the “Oh 10b5‑1 Plan”). The Oh 10b5‑1 Plan had been adopted on February 24, 2026 and provided for the potential sale of up to 10,278 shares of Common Stock, subject to specified price, volume and timing conditions. No transactions were effected under the Oh 10b5‑1 Plan during the quarter ended June 30, 2026 prior to its termination. The termination of the Oh 10b5‑1 Plan was made in accordance with its terms and applicable law. Following such termination, Ms. Oh did not enter into a new Rule 10b5‑1 trading arrangement during the quarter.

On May 22, 2026, Susan D. Lynch, a member of the Board, adopted a 10b5-1 Plan providing for the sale from time to time of an aggregate of up to 1,000 shares of Common Stock (the “Lynch 10b5-1 Plan”). The Lynch 10b5-1 Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the Lynch 10b5-1 Plan is until May 21, 2027, or earlier if all transactions under the Lynch 10b5-1 Plan are completed.

On June 11, 2026, David B. Miller, a member of the Board, adopted a 10b5-1 Plan providing for the sale from time to time of an aggregate of up to 2,000 shares of Common Stock (the “Miller 10b5-1 Plan”). The Miller 10b5-1 Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the Miller 10b5-1 Plan is until June 11, 2027, or earlier if all transactions under the Miller 10b5-1 Plan are completed.

Item 6. Exhibits

Exhibit No.	Description

2.1^

Share Purchase Agreement, dated as of April 21, 2026 (Tokyo time), by and between Onto Innovation Inc. and Atom Investments, L.P., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 21, 2026 (File No. 001-39110).

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

4.1

Indenture, dated May 21, 2026, between Onto Innovation Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on May 21, 2026 (File No. 001-39110).

4.2

Form of Global Note representing Onto Innovation Inc.’s 0.00% Convertible Senior Notes due 2031, incorporated by reference to and included within Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on May 21, 2026 (File No. 001-39110).

10.1	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 21, 2026 (File No. 001-39110).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

^Schedules ommitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to finish supplementally a copy of any ommitted schedule or exhibit to the SEC upon request.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	August 6, 2026	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	August 6, 2026	By:	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer and Principal Accounting Officer