Form 10-Q
period 2026-09-30
ONTO INNOVATION INC.
filed 2026-11-09
CIK 704532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of outstanding shares of the registrant’s Common Stock on October 30, 2026 was 49,084,327.

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
Revenue	$409,748	$218,193	$1,044,826	$738,397
Cost of revenue	185,266	107,570	490,701	362,419
Gross profit	224,482	110,623	554,125	375,978
Operating expenses:
Research and development	45,068	32,493	119,045	95,815
Sales and marketing	23,858	17,103	68,422	51,729
General and administrative	39,231	24,820	104,900	72,608
Amortization	19,699	8,445	59,098	25,336
Restructuring and other	1,177	4,074	10,147	11,421
Total operating expenses	129,033	86,935	361,612	256,909
Operating income	95,449	23,688	192,513	119,069
Other income, net
Unrealized gain (loss) on investment in Rigaku	(40,841)	—	(40,841)	—
Interest income, net	11,671	9,290	22,018	27,187
Foreign currency exchange losses	(1,352)	(397)	(1,952)	(2,308)
Other (expense) income, net	60	(602)	(203)	(571)
Total other income, net	(30,462)	8,291	(20,978)	24,308
Income before provision for income taxes	64,987	31,979	171,535	143,377
Provision for income taxes	18,141	3,755	30,837	17,147
Net income	$46,846	$28,224	$140,698	$126,230
Earnings per share:
Basic	$0.96	$0.58	$2.85	$2.57
Diluted	$0.95	$0.57	$2.83	$2.57
Weighted average number of shares outstanding:
Basic	49,048	49,023	49,410	49,044
Diluted	49,256	49,106	49,657	49,178

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
Net income	$46,846	$28,224	$140,698	$126,230
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on available-for-sale marketable securities	(1,035)	191	(2,036)	423
Change in currency translation adjustments	3,565	(1,864)	1,538	7,017
Total other comprehensive (loss) income, net of tax	2,530	(1,673)	(498)	7,440
Total comprehensive income	$49,376	$26,551	$140,200	$133,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2026	January 3, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$400,677	$346,119
Marketable securities	850,794	293,503
Accounts receivable, net of allowance of $2,321 at September 30, 2026 and $2,462 at January 3, 2026.	384,481	268,932
Inventories, net	424,180	298,264
Prepaid expenses and other current assets, net	46,155	61,217
Total current assets	2,106,287	1,268,035
Property, plant and equipment, net	121,498	127,184
Goodwill	625,848	644,015
Identifiable intangible assets, net	239,000	298,098
Investment in Rigaku	678,707	—
Deferred income taxes	3,323	3,864
Other assets	28,310	26,545
Total assets	$3,802,973	$2,367,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,020	$107,685
Accrued liabilities	70,852	48,544
Deferred revenue	45,457	31,781
Other current liabilities	54,502	30,936
Total current liabilities	310,831	218,946
2031 Notes, net	1,473,179	―
Deferred and other tax liabilities	5,544	20,401
Other non-current liabilities	34,120	27,747
Total liabilities	1,823,674	267,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 97,000 shares authorized, 49,084 and 49,702 issued and outstanding at September 30, 2026 and January 3, 2026, respectively.	50	50
Additional paid-in capital	1,105,285	1,366,833
Accumulated other comprehensive loss	(10,519)	(10,021)
Accumulated earnings	884,483	743,785
Total stockholders’ equity	1,979,299	2,100,647
Total liabilities and stockholders’ equity	$3,802,973	$2,367,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 27,
	2026	2025
Cash flows from operating activities:
Net income	$140,698	$126,230
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	59,098	25,336
Accretion of discount on marketable securities	(6,546)	(4,292)
Depreciation	17,440	15,174
Share-based compensation	25,831	20,378
Provision for inventory valuation	5,614	20,385
Unrealized (gain) loss on investment in Rigaku	40,841	—
Deferred income taxes	5,246	(14,509)
Amortization of debt discount and issuance costs	2,130	—
Other, net	2,303	4,624
Changes in operating assets and liabilities	(126,076)	39,993
Net cash and cash equivalents provided by operating activities	166,579	233,319
Cash flows from investing activities:
Purchases of marketable securities	(987,789)	(421,154)
Proceeds from maturities and sales of marketable securities	435,033	684,526
Purchases of property, plant and equipment	(8,803)	(23,384)
Purchase of investment in Rigaku	(719,548)	—
Purchases of non-marketable equity securities	—	(8,000)
Acquisition related adjustments	6,499	(57)
Net cash and cash equivalents provided by (used in) investing activities	(1,274,608)	231,931
Cash flows from financing activities:
Purchases and retirement of common stock	(204,979)	(75,015)
Tax payments related to shares withheld for share-based compensation plans	(16,602)	(12,589)
Issuance of shares through share-based compensation plans	5,927	9,740
Payment for bridge commitment fees	(3,750)	—
Proceeds from issuance of 2031 Notes, net of issuance costs	1,471,049	—
Payment for capped call options	(88,950)	—
Net cash and cash equivalents provided by (used in) financing activities	1,162,695	(77,864)
Effect of exchange rate changes on cash and cash equivalents	(108)	2,754
Net increase in cash and cash equivalents	54,558	390,140
Cash and cash equivalents at beginning of period	346,119	212,945
Cash and cash equivalents at end of period	$400,677	$603,085

Supplemental disclosure of cash flow information:
Income taxes paid (net of refunds)	$6,872	$35,468

Supplemental noncash disclosure of cash flow information:
Unpaid excise tax on repurchases of common stock	$2,050	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 3, 2026	49,702	$50	$1,366,833	$(10,021)	$743,785	$2,100,647
Net income	—	—	—	—	33,750	33,750
Share-based compensation	—	—	7,011	—	—	7,011
Issuance of shares through share-based compensation plans, net	73	—	—	—	—	—
Purchases of common stock	—	—	—	—	—	—
Share-based compensation plan withholdings	(31)	—	(6,701)	—	—	(6,701)
Currency translation	—	—	—	(1,860)	—	(1,860)
Unrealized loss on investments	—	—	—	(659)	—	(659)
Balance at March 31, 2026	49,744	$50	$1,367,143	$(12,540)	$777,535	$2,132,188
Net income	—	—	—	—	60,102	60,102
Share-based compensation	—	—	10,015	—	—	10,015
Issuance of shares through share-based compensation plans, net	124	—	5,927	—	—	5,927
Purchases of common stock	(805)	—	(207,029)	—	—	(207,029)
Capped call option purchase, net of tax impact	—	—	(69,675)	—	—	(69,675)
Share-based compensation plan withholdings	(30)	—	(8,361)	—	—	(8,361)
Currency translation	—	—	—	(167)	—	(167)
Unrealized loss on investments	—	—	—	(342)	—	(342)
Balance at June 30, 2026	49,033	$50	$1,098,020	$(13,049)	$837,637	$1,922,658
Net income	—	—	—	—	46,846	46,846
Share-based compensation	—	—	8,805	—	—	8,805
Issuance of shares through share-based compensation plans, net	58	—	—	—	—	—
Share-based compensation plan withholdings	(7)	—	(1,540)	—	—	(1,540)
Currency translation	—	—	—	3,565	—	3,565
Unrealized loss on investments	—	—	—	(1,035)	—	(1,035)
Balance at September 30, 2026	49,084	$50	$1,105,285	$(10,519)	$884,483	$1,979,299

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2024	49,238	$49	$1,275,146	$(13,863)	$664,550	$1,925,882
Net income	—	—	—	—	64,095	64,095
Share-based compensation	—	—	6,814	—	—	6,814
Issuance of shares through share-based compensation plans, net	140	—	4,179	—	—	4,179
Purchases of common stock	(492)	—	(17,491)	—	(57,524)	(75,015)
Share-based compensation plan withholdings	(49)	—	(8,684)	—	—	(8,684)
Currency translation	—	—	—	2,013	—	2,013
Unrealized gain on investments	—	—	—	338	—	338
Balance at March 29, 2025	48,837	$49	$1,259,964	$(11,512)	$671,121	$1,919,622
Net income	—	—	—	—	33,911	33,911
Share-based compensation	—	—	6,678	—	—	6,678
Issuance of shares through share-based compensation plans, net	137	—	—	—	—	—
Purchases of common stock	—	—	—	—	—	—
Share-based compensation plan withholdings	(37)	—	(3,707)	—	—	(3,707)
Currency translation	—	—	—	6,868	—	6,868
Unrealized loss on investments	—	—	—	(106)	—	(106)
Balance at June 28, 2025	48,937	$49	$1,262,935	$(4,750)	$705,032	$1,963,266
Net income	—	—	—	—	28,224	28,224
Share-based compensation	—	—	6,886	—	—	6,886
Issuance of shares through share-based compensation plans, net	76	—	5,561	—	—	5,561
Purchases and retirement of common stock	—	—	—	—	—	—
Share-based compensation plan withholdings	(4)	—	(198)	—	—	(198)
Currency translation	—	—	—	(1,864)	—	(1,864)
Unrealized gain on investments	—	—	—	191	—	191
Balance at September 27, 2025	49,009	$49	$1,275,184	$(6,423)	$733,256	$2,002,066

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ONTO INNOVATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Onto Innovation Inc. (the “Company,” “Onto Innovation,” “we,” “our” or “us”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain reclassifications have been made to prior-period amounts to conform to current-period presentation. The interim results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of results to be expected for the entire year or any future periods. This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission on February 24, 2026. The accompanying Condensed Consolidated Balance Sheet at January 3, 2026 has been derived from the audited consolidated financial statements included in the 2025 Form 10-K.

On February 18, 2026, the Company’s Board of Directors (“Board”) changed the Company’s fiscal year-end from a 52-53-week fiscal year ending on the Saturday closest to December 31 to a December 31 fiscal year-end. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. Additionally, the Company has adopted calendar quarter fiscal period ends commencing with the first quarter ended March 31, 2026. The change affects the prior year comparability of the Company’s fiscal quarters in 2025 and has resulted in shifts in the quarterly periods, which is not expected to have a material impact on our quarterly financial results. Our fiscal year ended January 3, 2026 was a 53-week fiscal year. The third quarter of the fiscal year ended January 3, 2026 ended on September 27, 2025. Throughout this document, the three month period ended September 30, 2026 represents the quarterly period that commenced on July 1, 2026, and ended on September 30, 2026. The three month period ended September 27, 2025 represents the quarterly period that commenced on June 29, 2025 and ended on September 27, 2025. The nine month period ended September 30, 2026 represents the period that commenced on January 4, 2026, the first day of our fiscal year, and ended on September 30, 2026. The nine month period ended September 27, 2025 represents the period that commenced on December 29, 2024 and ended on September 27, 2025.

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

Significant Accounting Policies

In addition to the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, the Company has adopted the following accounting policy during the period.

Equity Investments

Investments in equity securities in which a company has the ability to exercise significant influence, but not control, are accounted for under the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures, unless the company elects the fair value option under ASC 825, Financial Instruments. The fair value option may be elected on an instrument-by-instrument basis, must be elected at initial recognition, and is irrevocable once made.

For equity securities for which the fair value option has been elected, the investment is measured at fair value at each reporting date, with all changes in fair value recognized in net income. For investments denominated in foreign currency, the investment is remeasured to U.S. dollars at the closing spot exchange rate at each reporting date, and the change in the U.S. dollar fair value attributable to both the change in the security’s quoted price and the change in exchange rates is recognized in net income without bifurcation. No amounts related to these investments are recorded in other comprehensive income. Dividends are recognized as income when the Company’s right to receive payment is established and do not reduce the carrying amount of the investment.

Upon initial recognition, the Company elected the fair value option for its investment in Rigaku Holdings Corporation (“Rigaku”). For further information, see Note 2, “Acquisitions and Investments,” and Note 3, “Fair Value Measurements.”

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326),” which simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance allows all entities to use a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. The Company adopted this ASU during the quarter ended March 31, 2026 and elected the practical expedient. The adoption did not have a material impact on the condensed consolidated financial statements.

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

NOTE 2. Acquisitions and Investments

Investment in Rigaku

On August 10, 2026, the Company completed the previously announced acquisition of 61,123,436 shares (27% of the issued and outstanding shares) of common stock of Rigaku for $719.5 million from Atom Investment, L.P., an affiliate of The Carlyle Group (the “Rigaku Transaction”), funded with a portion of the net proceeds from the issuance and sale of the Company’s 0.00% Convertible Senior Notes due 2031 (“2031 Notes”) and cash on hand. Rigaku’s common stock is listed on the Tokyo Stock Exchange. In connection with the Rigaku Transaction, the Company received the right to nominate one director to Rigaku’s board of directors.

The Company’s 27% ownership interest results in a presumption of significant influence under ASC 323, Investments - Equity Method and Joint Ventures. At initial recognition, the Company irrevocably elected the fair value option under ASC 825, Financial Instruments, for its investment in Rigaku. The Company elected the fair value option because Rigaku’s shares are publicly traded and have a readily determinable fair value, and management believes fair value provides the most relevant and transparent measure of the economic value of the investment. The Company does not control Rigaku and does not consolidate Rigaku’s financial results.

The investment in Rigaku is presented as “Investment in Rigaku,” a non-current asset, on the Condensed Consolidated Balance Sheets. The investment is remeasured to fair value at each reporting date based on the quoted market price of Rigaku’s common stock on the Tokyo Stock Exchange, translated into U.S. dollars at the closing spot exchange rate. All changes in the U.S. dollar fair value of the investment, including amounts attributable to changes in Rigaku’s share price and changes in the Japanese yen to U.S. dollar exchange rate, are recognized in net income within “Unrealized gain (loss) on investment in Rigaku” under “Other income, net” in the Condensed Consolidated Statements of Operations. The components are not bifurcated, and no amounts related to this investment are recorded in other comprehensive income. Dividends declared by Rigaku, if any, are recognized as dividend income when the Company’s right to receive payment is established and do not reduce the carrying amount of the investment.

Under the fair value option, the Company does not recognize its proportionate share of Rigaku’s net income or loss, amortization of acquisition-date basis difference, or equity method adjustments for Rigaku’s other comprehensive income items. Changes in the fair value of the investment are recognized currently in net income but are not taxable or deductible until realized. The resulting difference between the carrying amount of the investment and its tax basis is a temporary difference, for which the Company recognizes deferred taxes.

The following table summarizes the activity in the Company’s investment in Rigaku:

September 30, 2026
(in thousands)
Balance, beginning of the period	$—
Initial recognition at acquisition date	719,548
Unrealized gain (loss) on investment in Rigaku	(40,841)
Balance, end of period	$678,707

The following table presents the unrealized gain (loss) on the Company’s investment in Rigaku recognized in net income:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands)
Unrealized gain (loss) on investment in Rigaku still held at the reporting date	$(40,841)	$—	$(40,841)	$—
Total unrealized gain (loss) on investment in Rigaku	$(40,841)	$—	$(40,841)	$—

All amounts presented above relate to the investment in Rigaku, which was held as of September 30, 2026. No amounts were realized through sale during the three and nine months ended September 30, 2026. The Company recognized $3.4 million and $5.1 million of costs directly related to the Rigaku Transaction during the three and nine months ended September 30, 2026, respectively, which are recorded in “General and administrative” expense.

The Company evaluates the significance of its investment in Rigaku under Regulation S-X. The investment has not met the 20% significance threshold. Summarized income statement information of Rigaku is not required to be presented in this Form 10-Q under Rule 10-01(b)(1).

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

The preliminary Acquisition Date fair value of consideration transferred consisted of the following:

At Acquisition Date
(in thousands, except per share data)
Cash paid	$382,873
Issuance of common stock (1)	81,697
Cash paid to extinguish Semilab USA’s debt	55,892
Total purchase consideration	$520,462

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

The inventory fair value step‑up is non‑recurring and is recognized as an increase to cost of revenue as the related inventory is sold. For the year ended January 3, 2026, the Company recognized $4.0 million of expense related to the step‑up. During the nine months ended September 30, 2026, the Company recognized $7.3 million of expense related to the step-up.

The remaining balance of approximately $1.8 million is expected to be recognized over the estimated sell‑through period of one year following the Acquisition Date.

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed:

At Acquisition Date
(in thousands)
Cash and cash equivalents	$8,876
Accounts receivable	26,129
Inventories	33,838
Prepaid expenses and other current assets	843
Property, plant and equipment	2,058
Intangible assets	210,000
Other assets	3,592
Accounts payable	(487)
Accrued expenses and other current liabilities	(8,270)
Other long-term liabilities	(51,668)
Total identifiable net assets	224,911
Goodwill	295,551
Total purchase consideration	$520,462

During the third quarter of 2026, the Company recorded measurement-period adjustments related to the finalization of certain acquired net assets and closing consideration, resulting in a $17.9 million decrease in goodwill.

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

The purchase price allocation for the Semilab USA acquisition is preliminary and reflects management’s current estimates of the fair value of the assets acquired and liabilities assumed in accordance with ASC 805. The Company is still evaluating certain items within the measurement period. Accordingly, the provisional amounts recognized for the acquired net assets are subject to change during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material.

From the Acquisition Date through January 3, 2026, Semilab USA contributed $8.6 million of revenue and an operating loss of $6.2 million to the Company’s consolidated results. During the three and nine months ended September 30, 2026, Semilab USA contributed $22.5 million and $68.6 million of revenue, respectively, and an operating loss of $2.8 million and $11.8 million, respectively, to the Company’s consolidated results.

NOTE 3. Fair Value Measurements

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 4, “Fair Value Measurements” to the consolidated financial statements in the 2025 Form 10-K:

	September 30, 2026
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash and cash equivalents:
Federal and municipal notes and bonds	$—	$—	$—
Cash	219,941	—	219,941
Money market funds	34	—	34
Asset-backed securities	—	—	—
Certificates of deposit	—	—	—
Commercial paper	—	180,702	180,702
Corporate bonds	—	—	—
Total cash and cash equivalents	$219,975	$180,702	$400,677
Marketable Securities:
Federal and municipal notes and bonds	$—	$259,865	$259,865
Cash	—	—	—
Money market funds	—	—	—
Asset-backed securities	—	—	—
Certificates of deposit	—	169,424	169,424
Commercial paper	—	293,172	293,172
Corporate bonds	—	128,333	128,333
Total marketable securities	$—	$850,794	$850,794
Other assets:
Foreign currency forward contracts	—	477	477
Investment in Rigaku	678,707	—	678,707
Total assets	$898,682	$1,031,973	$1,930,655

	January 3, 2026
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash and cash equivalents:
Federal and municipal notes and bonds	$—	$40,415	$40,415
Cash	245,130	—	245,130
Money market funds	5,118	—	5,118
Commercial paper	—	53,373	53,373
Corporate bonds	—	2,083	2,083
Total cash and cash equivalents	$250,248	$95,871	$346,119
Marketable Securities:
Federal and municipal notes and bonds	$—	$149,554	$149,554
Certificates of deposit	—	47,338	47,338
Commercial paper	—	32,204	32,204
Corporate bonds	—	64,407	64,407
Total marketable securities	$—	$293,503	$293,503
Other assets:
Foreign currency forward contracts	—	89	89
Total assets	$250,248	$389,463	$639,711

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

There were no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2026 and September 27, 2025. There were no changes in valuation techniques during the three and nine months ended September 30, 2026 and September 27, 2025.

Investment in Rigaku

Following the Rigaku Transaction, the Company owns shares of common stock of Rigaku, which is publicly traded on the Tokyo Stock Exchange. The investment is measured at fair value on a recurring basis using the unadjusted quoted market price in the active market for the identical security, translated into U.S. dollars at the closing spot exchange rate at the reporting date, and is therefore classified within Level 1 of the fair value hierarchy. The Company’s investment in Rigaku is subject to contractual transfer restrictions for three years following the August 10, 2026 closing, subject to customary exceptions. Because the restrictions apply to the Company as the holder and are not characteristics of the shares, they are not reflected in the fair value measurement. At September 30, 2026, the fair value of the investment was $678.7 million. See Note 2, “Acquisitions and Investments” for information regarding the Company's fair value option election and the gains and losses recognized in net income.

There were no transfers into or out of Level 1 during the three and nine months ended September 30, 2026. There were no impairments of the Company's equity investments during the three and nine months ended September 30, 2026 and September 27, 2025. There were no changes in valuation techniques during the three and nine months ended September 30, 2026 and September 27, 2025.

Financial Instruments Not Measured at Fair Value on a Recurring Basis

The Company reports its financial instruments at fair value with the exception of its 2031 Notes. The estimated fair value of the 2031 Notes was determined based on the trading price of the 2031 Notes as of the last day of trading for the period. The Company classifies the fair value of the 2031 Notes as a Level 2 measurement, as the 2031 Notes are not actively traded in the market. On or after March 1, 2031, until the close of business on the second Scheduled Trading Day (as defined in the Indenture governing the 2031 Notes, which is further described in Note 7 below) immediately before the maturity date, the 2031 Notes will be convertible at the option of the noteholders at any time.

At September 30, 2026 the carrying value, net of unamortized debt discount and issuance costs, and estimated fair values of the 2031 Notes are as follows:

	September 30, 2026
	Level 2
	Carrying Value, net	Estimated Fair Value
	(in thousands)
Senior Convertible Notes:
2031 Notes	$1,473,179	$1,673,190
Total senior convertible notes	$1,473,179	$1,673,190

Assets Measured at Fair Value on a Non-Recurring Basis

At September 30, 2026 and January 3, 2026, the Company held investments of $8.0 million in the equity of a privately-held company. This non-marketable equity investment is recorded at fair value on a non-recurring basis and is classified as a Level 3 asset in “Other assets” on the Condensed Consolidated Balance Sheets. This non-marketable equity investment is generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and is periodically assessed for impairment when events or circumstances indicate that decline in value may have occurred. As of September 30, 2026, there have been no impairments recorded for the non-marketable equity investment.

NOTE 4. Marketable Securities

At September 30, 2026 and January 3, 2026, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2026
Federal and municipal notes and bonds	$260,592	$2	$(729)	$259,865
Certificates of deposit	169,586	10	(172)	169,424
Commercial paper	293,471	2	(301)	293,172
Corporate bonds	128,934	22	(623)	128,333
Total marketable securities	$852,583	$36	$(1,825)	$850,794
January 3, 2026
Federal and municipal notes and bonds	$149,004	$551	$(1)	$149,554
Certificates of deposit	47,243	95	—	47,338
Commercial paper	32,188	16	—	32,204
Corporate bonds	64,214	193	—	64,407
Total marketable securities	$292,649	$855	$(1)	$293,503

As of September 30, 2026, all of the Company’s marketable securities are available to the Company for use in its current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of September 30, 2026:

	September 30, 2026	January 3, 2026
	Fair Value	Fair Value
	(in thousands)
Due within one year	$713,080	$233,043
Due after one through five years	137,714	60,460
Total marketable securities	$850,794	$293,503

The aggregate fair value of marketable securities with unrealized losses was $702.6 million and $21.2 million as of September 30, 2026 and January 3, 2026, respectively. All unrealized losses are reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.” As of September 30, 2026 and January 3, 2026, 229 investments and 11 investments were in an unrealized loss position, respectively, for less than a year and these losses are considered temporary. As of September 30, 2026 and January 3, 2026, no investments and two investments were in an unrealized loss position, respectively, for greater than a year. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company expects these securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and nine months ended September 30, 2026 and September 27, 2025.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposure arising from foreign currency denominated transactions. These contracts are typically denominated in euro, Chinese renminbi, Japanese yen, Korean won, Singapore dollars and Taiwanese dollars. Foreign currency forward contracts are not designated as hedges for accounting purposes, and therefore, the change in fair value is recorded in “Other (expense) income, net,” in the Condensed Consolidated Statements of Operations. The Company records its forward contracts at fair value in either “Prepaid expenses and other current assets, net” or “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts notional amount and related fair values as of September 30, 2026 and January 3, 2026 were as follows:

	September 30, 2026	January 3, 2026
	(in thousands)
Notional amount	$85,107	$47,361
Fair value of asset	$477	$89

NOTE 6. Balance Sheet Components

Inventories

Inventories, net of reserves are comprised of the following:

	September 30, 2026	January 3, 2026
	(in thousands)
Materials	$313,419	$208,061
Work-in-process	80,498	59,764
Finished goods	30,263	30,439
Total inventories, net	$424,180	$298,264

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 30, 2026	January 3, 2026
	(in thousands)
Machinery and equipment	$98,424	$95,151
Land and building	47,672	47,770
Computer equipment and software	44,699	40,635
Leasehold improvements	25,192	24,040
Furniture and fixtures	4,505	3,920
Total property, plant and equipment, gross	220,492	211,516
Accumulated depreciation	(98,994)	(84,332)
Total property, plant and equipment, net	$121,498	$127,184

For the three and nine months ended September 30, 2026, depreciation expense was $5.8 million and $17.4 million, respectively. For the three and nine months ended September 27, 2025, depreciation expense was $5.0 million and $15.2 million, respectively.

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

The Company used (i) approximately $89.0 million of the net proceeds to fund the cost of entering into the capped call transactions described below, (ii) approximately $205.0 million of the net proceeds to repurchase 805 thousand shares of Common Stock concurrently with the pricing of the offering in privately negotiated transactions effected with or through one of the initial purchasers or one or more of its affiliates, at a price per share equal to $254.53, the last reported sale price per share of Common Stock on the NYSE on May 18, 2026 and (iii) the remaining net proceeds for general corporate purposes, which included financing the Rigaku Transaction.

The 2031 Notes will mature on June 1, 2031, unless earlier converted, redeemed or repurchased. The 2031 Notes will not bear regular interest, and the principal amount of the 2031 Notes will not accrete. After giving effect to the initial purchasers’ discount and issuance costs, the 2031 Notes have an effective interest rate of 0.39%. However, special interest and additional interest, if any, may accrue on the 2031 Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture. As of September 30, 2026, the if-converted value of the 2031 Notes did not exceed the aggregate principal amount.

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

Before March 1, 2031, noteholders will have the right to convert their 2031 Notes only under the following circumstances:

(1)
during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending on September 30, 2026, if the Last Reported Sale Price (as defined in the Indenture) per share of Common Stock exceeds 130% of the conversion price (as described below) for each of at least 20 Trading Days (as defined in the Indenture) (whether or not consecutive) during a period of 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding fiscal quarter;
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

As of September 30, 2026, none of the foregoing conditions permitting early conversion of the 2031 Notes had been satisfied. Accordingly, the 2031 Notes were not convertible at the option of the noteholders as of such date, and the Company has classified the 2031 Notes as a non-current liability.

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

The 2031 Notes are presented as “2031 Notes, net” within non-current liabilities on the condensed consolidated balance sheet as of September 30, 2026 and are carried at amortized cost. The Company evaluated the terms of the 2031 Notes under applicable accounting guidance and concluded that the 2031 Notes are appropriately accounted for as a single liability instrument, with no bifurcation or other separate accounting required.

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

The 2031 Notes consisted of the following components:

September 30, 2026
(in thousands)
Principal	$1,500,000
Unamortized debt issuance costs	(26,821)
Net carrying amount of the liability component	$1,473,179

As of September 30, 2026, the Company had unamortized debt issuance costs, including the initial purchasers’ discount, which are being amortized to interest expense over the contractual term of the 2031 Notes using the effective interest method. The remaining amortization period is approximately five years, through the maturity date of June 1, 2031. Such amortization represents non-cash interest expense and will be recognized over the remaining term of the 2031 Notes. Amortization of the debt issuance costs was $1.4 million and $2.1 million during the three and nine months ended September 30, 2026, respectively.

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

The Capped Call Transactions are separate transactions (in each case entered into by the Company with the Option Counterparties), and are not part of the terms of the 2031 Notes and will not change the noteholders’ rights under the 2031 Notes. Noteholders will not have any rights with respect to the Capped Call Transactions. The Company concluded that the Capped Call Transactions met the criteria for equity classification because they were indexed to the Common Stock and the Company has the discretion to settle the Capped Call Transactions in shares or cash. As a result, the $89.0 million paid was recorded as a reduction to additional paid-in-capital within the Company’s condensed consolidated balance sheet.

The Company structured the Capped Call Transactions as tax-integrated for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $89.0 million in gross cost of the purchased Capped Call Transactions will be deductible for income tax purposes over the life of the option. As a result, the Company established a deferred income tax asset of $19.3 million at inception, with a corresponding offset to additional paid-in capital.

Indebtedness

On April 20, 2026, in connection with the Rigaku Transaction, we entered into a commitment letter with Goldman Sachs Bank USA (“Goldman Sachs”) for a senior secured 364-day $500 million bridge term loan credit facility (the “Bridge Commitment”). Following the issuance of the 2031 Notes and Capped Call Transactions, the Company terminated the Bridge Commitment in full on May 21, 2026, and no amounts were drawn thereunder. The Company incurred total costs of $4.4 million in connection with the Bridge Commitment, all of which were expensed as incurred and recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2026. No amounts were incurred during the three months ended September 30, 2026.

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended
	September 30,	September 27,
	2026	2025
	(in thousands)
Balance, beginning of the period	$10,292	$10,858
Accruals	12,234	9,858
Usage	(10,421)	(9,522)
Balance, end of the period	$12,105	$11,194

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

Line of Credit

The Company had a credit agreement with a bank that provided for a variable-rate line of credit secured by the marketable securities the Company had with the bank. At January 3, 2026, the Company was permitted to borrow up to 70.0% of the value of eligible securities held at the time the line of credit was accessed, up to a maximum of $100.0 million. The available line of credit as of January 3, 2026 was $100.0 million with an available interest rate of 4.3%. The Company terminated this line of credit in the first quarter of 2026, and did not utilize the line of credit while it was active.

Leases

As of September 30, 2026, there were no material changes in the Company’s leases from those disclosed in the 2025 Form 10-K, other than those described below.

On June 18, 2026, the Company entered into a lease agreement (the “Lease”) for a new corporate headquarters facility located at 3000 Minuteman Road in Andover, Massachusetts. The leased premises consist of approximately 159,947 rentable square feet and will replace the Company’s current headquarters in Wilmington, Massachusetts. The Lease has an initial term of approximately 13 years and is expected to commence in 2027, upon substantial completion of tenant improvements or no later than 12 months following the contractual delivery date, as defined in the Lease. The Lease includes an initial rent of approximately $17.00 per square foot, subject to annual increases of 3%, as well as customary rent abatement periods and phased rent commencement provisions during the early years of the Lease term. Total undiscounted Lease payments over the initial Lease term are expected to be approximately $36.4 million. As of September 30, 2026, the Lease had not yet commenced, and therefore no right-of-use asset or corresponding lease liability has been recognized in the Company’s condensed consolidated financial statements.

NOTE 9. Revenue

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands)
Point-in-time	$387,237	$199,831	$981,305	$686,524
Over-time	22,511	18,362	63,521	51,873
Total revenue	$409,748	$218,193	$1,044,826	$738,397

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,		September 27,		September 30,		September 27,
	2026		2025		2026		2025
	(in thousands, except for percentages)
Systems and software	$358,316	87.4%	$173,795	79.7%	$899,513	86.1%	$619,451	83.9%
Parts	28,465	6.9%	23,930	11.0%	83,728	8.0%	61,955	8.4%
Services	22,967	5.6%	20,468	9.4%	61,585	5.9%	56,991	7.7%
Total revenue*	$409,748	100.0%	$218,193	100.0%	$1,044,826	100.0%	$738,397	100.0%
*The sum of the individual percentages may not equal 100% due to rounding.

See Note 13, “Segment Reporting and Geographic Information” for additional discussion of the Company’s disaggregated revenue by geography.

Contract Assets and Contract Liabilities

Contract assets consist of amounts we have not invoiced but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). The contract assets amounts are recorded in “Accounts receivable” in the Condensed Consolidated Balance Sheets. As of September 30, 2026 the Company had no contract assets, and as of January 3, 2026, the Company had contract assets of $3.5 million.

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations primarily with respect to liabilities related to service contracts and installation. For contracts that have a duration of one year or less, these amounts are recorded as “Deferred revenue” in the Condensed Consolidated Balance Sheets. For contracts with a duration longer than one year, deferred revenue is recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of September 30, 2026 and January 3, 2026, the Company carried a long-term deferred revenue balance of $10.2 million and $6.3 million, respectively, within “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of the period	$44,592	$43,545	$38,031	$37,836
Deferral of revenue	36,921	14,190	77,715	65,806
Recognition of current year deferred revenue	(4,003)	(10,937)	(23,492)	(40,124)
Recognition of prior period deferred revenue	(21,870)	(10,181)	(36,614)	(26,901)
Balance, end of the period	$55,640	$36,617	$55,640	$36,617

NOTE 10. Share-Based Compensation

The following table presents the detail of share-based compensation expense amounts included in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,187	$1,028	$3,355	$3,030
Research and development	1,226	1,203	4,154	3,557
Sales and marketing	1,232	1,039	3,586	3,029
General and administrative	5,160	3,616	14,736	10,284
Restructuring and other	—	—	—	478
Total share-based compensation expense	$8,805	$6,886	$25,831	$20,378

As of September 30, 2026, there was $50.1 million of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years following September 30, 2026.

NOTE 11. Income Taxes

The Company recorded an income tax provision of $18.1 million and $30.8 million for the three and nine month periods ended September 30, 2026, as compared to $3.8 million and $17.1 million for the three and nine month periods ended September 27, 2025.

The Company’s effective tax rate was 27.9% and 18.0% for the three and nine month periods ended September 30, 2026, respectively, compared to 12% for both the three and nine month period ended September 27, 2025. The effective tax rate for the three and nine month periods ended September 30, 2026 was impacted by various tax items, primarily the tax impact associated with the unrealized loss on the Company’s investment in Rigaku for which no benefit was recognized due to a valuation allowance, which increased the effective tax rate by 10.8 and 3.5 percentage points, respectively.

The Company’s effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the impact of foreign taxes, including the Pillar Two global minimum tax, the tax impact associated with the unrealized loss on the Company’s investment in Rigaku, tax benefits associated with the Foreign Derived Intangible Income (“FDII”) deductions, federal research and development tax credits, foreign tax credits, and excess tax benefits associated with equity compensation.

NOTE 12. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Common Stock outstanding during the period. Restricted stock units and employee stock purchase grants are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three and nine months ended September 30, 2026, no units and 10 thousand, respectively, restricted stock units were excluded from the computation of diluted earnings per share as their impact would have been antidilutive. For the three and nine months ended September 27, 2025, 101 thousand and 80 thousand, respectively, restricted stock units were excluded from the computation of diluted earnings per share as their impact would have been antidilutive. For the three and nine months ended September 30, 2026, 3.9 million and 1.9 million shares issuable upon conversion of the Company’s convertible notes were excluded from the computation of diluted earnings per share because the average market price of Common Stock during each period was below the conversion price.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands, except for per share data)
Numerator:
Net income	$46,846	$28,224	$140,698	$126,230
Denominator:
Basic earnings per share - weighted average shares outstanding	49,048	49,023	49,410	49,044
Effect of potential dilutive securities:
Restricted stock units and employee stock purchase grants - dilutive shares	208	83	247	134
Diluted earnings per share - weighted average shares outstanding	49,256	49,106	49,657	49,178
Earnings per share:
Basic	$0.96	$0.58	$2.85	$2.57
Diluted	$0.95	$0.57	$2.83	$2.57

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

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands)
Revenue	$409,748	$218,193	$1,044,826	$738,397
Less:
Adjusted cost of revenue (1)	173,746	100,267	450,588	335,289
Adjusted research and development (2)	44,780	32,492	118,757	96,505
Adjusted sales and marketing (1)	23,823	17,103	68,343	51,729
Adjusted general and administrative (1)	33,945	22,274	92,992	66,707
Other segment items:
Restructuring and other (3)	12,089	11,377	42,753	38,550
Merger and acquisitions related (3)	5,609	2,547	19,175	5,212
Amortization	20,307	8,445	59,705	25,336
Operating income	95,449	23,688	192,513	119,069
Total other income, net	(30,462)	8,291	(20,978)	24,308
Provision for income taxes	18,141	3,755	30,837	17,147
Net income	$46,846	$28,224	$140,698	$126,230

(1) Excludes restructuring and other expenses and merger and acquisition related expenses
(2) Excludes merger and acquisition related expenses or benefits
(3) The Company excludes these expenses in order to provide better comparability between periods as they are not representative of the Company’s ongoing operations.

The Company’s significant operations outside the United States include sales, service and application offices in Asia and Europe. For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped. Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands)
Revenue from customers:
Taiwan	$174,972	$59,243	$365,391	$227,441
South Korea	82,266	44,864	249,576	220,828
United States	50,433	37,793	218,533	90,946
Europe	17,627	10,590	46,945	39,979
China	32,069	27,359	63,833	56,872
Southeast Asia	31,754	22,329	57,253	44,179
Japan	20,627	16,015	43,295	58,152
Total revenue	$409,748	$218,193	$1,044,826	$738,397

The following customers accounted for 10.0% or more of total revenue for the indicated periods:

	Nine Months Ended
	September 30,	September 27,
	2026	2025
Customer A	16.8%	20.7%
Customer B	14.5%	17.8%
Customer C	14.3%	14.4%
Customer D	11.5%	^
^ The customer accounted for less than 10.0% of total revenue during the period.

Three customers’ accounts receivable balances were individually greater than 10.0% of net accounts receivable at September 30, 2026, representing, in the aggregate, approximately 39.8% of the Company’s total accounts receivable.

One customer’s accounts receivable balances was individually greater than 10.0% of net accounts receivable at January 3, 2026, representing approximately 12.2% of the Company’s total accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

NOTE 14. Share Repurchase Authorization

In February 2024, the Board approved a share repurchase authorization (the “2024 Authorization”), which allows the Company to repurchase up to $200 million worth of shares of Common Stock. Under the 2024 Authorization, repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital. During the three and nine months ended September 30, 2026, no shares of Common Stock were repurchased under the 2024 Authorization. During the three and nine months ended September 27, 2025, no shares and 492 thousand shares, respectively, of Common Stock were repurchased under the 2024 Authorization. At September 30, 2026, there was $99.9 million available for future share repurchases under the 2024 Authorization.

Additionally, in May 2026, the Board approved a share repurchase authorization (the “2026 Authorization”), which allowed the Company to repurchase up to $300 million worth of shares of Common Stock solely in connection with the 2031 Notes issuance. During the three and nine months ended September 30, 2026, no shares and 805 thousand shares, respectively, of Common Stock were repurchased under the 2026 Authorization. The 2026 Authorization is no longer in effect and any and all remaining and unused amount under the 2026 Authorization is no longer available for repurchase.

NOTE 15. Restructuring and Other

From time to time, the Company approves restructuring plans, which include workforce reductions, to streamline operations and align the Company’s cost structure with its business outlook. These restructuring plans may result in charges to cost of revenue for streamlining of certain manufacturing activities and other charges, including inventory write-downs primarily related to the exit of older product lines. Charges to operating expenses primarily include employee severance costs that are paid during the period incurred, charges for streamlining of certain operating activities and impairment charges such as plant, property and equipment.

Restructuring and other expenses recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$10,912	$7,303	$32,606	$27,129
Operating expenses	1,177	4,074	10,147	11,421
Total restructuring and other	$12,089	$11,377	$42,753	$38,550

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
•
the Company’s ability to realize the anticipated benefits of the Rigaku Transaction;
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

Forward-looking statements contained herein reflect our current expectations, assumptions and projections with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially and adversely from those included in such forward-looking statements as a result of various factors, including risks and uncertainties, many of which are beyond Onto Innovation’s control. Such factors include, but are not limited to, the Company’s ability to leverage its resources to improve its position in its core markets; its ability to weather difficult economic environments; its ability to open new market opportunities and target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; fluctuations in customer capital spending; the Company’s ability to effectively manage its supply chain and adequately source components from suppliers to meet customer demand; the effects of political, economic, legal, and regulatory changes or uncertainties, changes in U.S. tariff and trade policy and related retaliatory actions, and geopolitical conflicts, including the ongoing conflict involving Israel, the U.S., Iran and other actors, on the Company’s global operations; the Company’s ability to adequately protect its intellectual property rights and maintain data security; the effects of natural disasters or public health emergencies on the global economy and on the Company’s customers, suppliers, employees, and business; its ability to effectively maneuver global trade issues and changes in trade and export regulations, tariffs and license policies; the Company’s ability to maintain relationships with its customers and manage appropriate levels of inventory to meet customer demands; the Company’s ability to realize the anticipated benefits of the Rigaku Transaction (as defined below), including as a result of fluctuations in the price of the Rigaku common stock; and the Company’s ability to successfully integrate acquired businesses and technologies, including the business of Semilab USA and to realize the anticipated benefits of such acquisitions. Additional information and considerations regarding the risks faced by Onto Innovation are available in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026, in Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q, and in the other filings that we make with the SEC from time to time. Forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For more information, please see our critical accounting estimates as previously disclosed in the 2025 Form 10-K and recent accounting pronouncements discussed in Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements include in Part 1, Item 1 of this Form 10-Q.

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

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 30,	June 30,
	2026	2026
	(in thousands, except for percentages and per share data)
Revenue	$409,748	$343,129
Gross profit	$224,482	$183,254
Gross profit as a percentage of revenue	54.8%	53.4%
Total operating expenses	$129,033	$119,704
Net income	$46,846	$60,102
Diluted earnings per share	$0.95	$1.21
•
In the fiscal quarter ended September 30, 2026 (the “September 2026 quarter”), revenue increased 19.4% compared to the fiscal quarter ended June 30, 2026, primarily due to higher sales of inspection and metrology systems supporting advanced packaging and advanced node semiconductor applications.
•
Gross profit as a percentage of revenue for the September 2026 quarter increased by 140 basis points compared to the June 2026 quarter. This margin increase was primarily driven by a favorable shift in sales mix as product sales move toward high-margin inspection and metrology product lines.
•
Operating expenses for the September 2026 quarter increased by 7.8% compared to the June 2026 quarter. This increase was driven by higher compensation-related costs, increased headcount, and engineering spend related to product development activities.

Our cash, cash equivalents and marketable securities balance increased to $1.25 billion at September 30, 2026, compared to $639.6 million at January 3, 2026. This increase was primarily the result of $1.2 billion of cash provided by financing activities and $166.6 million of cash generated from operating activities. These increases were offset by cash used in investing activities of $1.3 billion, which included the purchase of the Company’s equity investment in Rigaku of $719.5 million. Employee headcount at September 30, 2026 was approximately 1,952.

On May 21, 2026, we issued $1.5 billion aggregate principal amount of 2031 Notes. The 2031 Notes were issued pursuant to the Indenture. Pursuant to the purchase agreement between the Company and the representative of the initial purchasers of the 2031 Notes, we granted the initial purchasers an option to purchase up to an additional $200 million aggregate principal amount of 2031 Notes. On May 19, 2026, the initial purchasers exercised this option in full and the 2031 Notes issued on May 21, 2026 include the additional $200 million aggregate principal amount of 2031 Notes. Also in May 2026, in connection with the pricing of the 2031 Notes and the exercise by the initial purchasers of their option in full to purchase additional Notes, respectively, we entered into the Capped Call Transactions with several financial institutions, including one or more of the initial purchasers and/or their respective affiliates.

On August 10, 2026, the Company completed the Rigaku Transaction, funded with a portion of the net proceeds from the 2031 Notes and cash on hand. In connection with the Rigaku Transaction, we received the right to nominate one director to Rigaku’s board of directors.

The Company does not control Rigaku and does not consolidate Rigaku’s financial results. At initial recognition, the Company irrevocably elected the fair value option under ASC 825, Financial Instruments, for its investment in Rigaku, which is presented as “Investment in Rigaku,” a non-current asset, on the Condensed Consolidated Balance Sheets. The investment is remeasured to fair value at each reporting date based on the quoted market price of Rigaku’s common stock on the Tokyo Stock Exchange, translated into U.S. dollars at the closing spot exchange rate. All changes in the U.S. dollar fair value of the investment, including amounts attributable to changes in Rigaku’s share price and changes in the Japanese yen to U.S. dollar exchange rate, are recognized in net income within “Unrealized gain (loss) on investment in Rigaku” under “Other income (expense), net” in the Condensed Consolidated Statements of Operations. We recognized an unrealized loss of $40.8 million for the three and nine months ended September 30, 2026.

For a discussion of the risks related to our business and operations, see Part I, Item 1A - Risk Factors of the 2025 Form 10-K and Part II, Item 1A - Risk Factors of this Form 10-Q.

Results of Operations for the Three and Nine Months ended September 30, 2026 and September 27, 2025

Revenue. Our revenue is primarily derived from the sale of our systems, software licensing, services and spare parts. Our revenue of $409.7 million increased 87.8% for the three months ended September 30, 2026 as compared to the three months ended September 27, 2025, for which revenue totaled $218.2 million. For the nine months ended September 30, 2026 and September 27, 2025, our revenue totaled $1.04 billion and $738.4 million, respectively, representing a year-over-year increase of 41.5%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 30,		September 27,		September 30,		September 27,
	2026		2025		2026		2025
	(in thousands, except for percentages)
Systems and software	$358,316	87.4%	$173,795	79.7%	$899,513	86.1%	$619,451	83.9%
Parts	28,465	6.9%	23,930	11.0%	83,728	8.0%	61,955	8.4%
Services	22,967	5.6%	20,468	9.4%	61,585	5.9%	56,991	7.7%
Total revenue*	$409,748	100.0%	$218,193	100.0%	$1,044,826	100.0%	$738,397	100.0%
*The sum of the individual percentages may not equal 100% due to rounding.

Total systems and software revenue increased $185.6 million and $281.2 million for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 27, 2025, respectively. The increase was attributable to increased demand for inspection and metrology systems. The increase in total parts and services revenue for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 27, 2025, was primarily due to higher customer support activity and service contract revenue.

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

The following table lists, for the periods indicated, our gross profit in dollars and as percentages of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30,	September 27,	September 30,	September 27,
	2026	2025	2026	2025
	(in thousands, except for percentages)
Gross profit	$224,482	$110,623	$554,125	$375,978
Gross profit as a percentage of revenue	54.8%	50.7%	53.0%	50.9%

The increase in gross profit as a percentage of revenue for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 27, 2025 was primarily due to increased sales of newer product lines with higher standard margins.

Operating Expenses.

Our operating expenses consist of:

•
Research and Development. We believe that it is critical to continue to make substantial investments in research and development to ensure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in research and development in order to continue to offer new products and technologies. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. These expenditures also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $45.1 million and $119.0 million for the three and nine month periods ended September 30, 2026, as compared to $32.5 million and $95.8 million for the three and nine month periods ended September 27, 2025. The increase in research and development expenses for the three month period ended September 30, 2026, as compared to the three month period ended September 27, 2025, and for the nine month period ended September 30, 2026, as compared to the nine month period ended September 27, 2025 was primarily due to higher compensation-related costs, driven by headcount increases and share-based compensation expense, as well as higher engineering spend associated with product development activities.
•
Sales and Marketing. Sales and marketing expenses are primarily comprised of salaries, commissions and related costs for sales and marketing personnel, as well as other non-personnel related expenses. Our sales and marketing expenses were $23.9 million and $68.4 million for the three and nine month periods ended September 30, 2026, compared to $17.1 million and $51.7 million for the three and nine month periods ended September 27, 2025. The increase in sales and marketing expenses for the three month period ended September 30, 2026, as compared to the three month period ended September 27, 2025, was due to higher compensation-related costs, driven by headcount increases to support higher sales activity and share-based compensation expense. The increase in sales and marketing expenses for the nine month period ended September 30, 2026, as compared to the nine month period ended September 27, 2025, was due to higher compensation-related costs, driven by headcount increases to support higher sales activity and share-based compensation expense, as well as higher selling costs associated with increased revenue and customer activity.
•
General and Administrative. General and administrative expenses are primarily comprised of salaries and related costs for corporate and administrative personnel, as well as other non-personnel related expenses. Our general and administrative expenses were $39.2 million and $104.9 million for the three and nine month periods ended September 30, 2026, as compared to $24.8 million and $72.6 million for the three and nine month periods ended September 27, 2025. The increase in general and administrative expenses for the three month period ended September 30, 2026, as compared to the three month period ended September 27, 2025, was due to higher compensation-related costs and share-based compensation expense. The increase in general and administrative expenses for the nine month period ended September 30, 2026, as compared to the nine month period ended September 27, 2025, was due to higher compensation-related costs, driven by share-based compensation expense and costs associated with the Semilab USA integration.
•
Amortization of Identifiable Intangible Assets. Amortization of identifiable intangible assets was $19.7 million and $59.1 million for the three and nine month periods ended September 30, 2026, compared to $8.4 million and $25.3 million for the three and nine month periods ended September 27, 2025. The increase in amortization of identifiable intangible assets for the three month period ended September 30, 2026 as compared to the three month period ended September 27, 2025, and for the nine month period ended September 30, 2026, as compared to the nine month period ended September 27, 2025, was due to amortization in connection with the acquisition of Semilab USA.
•
Restructuring and Other. Restructuring and other expenses were $1.2 million and $10.2 million for the three and nine month periods ended September 30, 2026, compared to $4.1 million and $11.4 million for the three and nine month periods ended September 27, 2025. The increase in restructuring and other expenses for the three month period ended September 30, 2026, as compared to the three month period ended September 27, 2025, and for the nine month period ended September 30, 2026, as compared to the nine month period ended September 27, 2025 was primarily due to employee severance costs and business transformation projects.

Total other income, net. Total other expense was $30.5 million and $21.0 million for the three and nine month periods ended September 30, 2026, as compared to total other income of $8.3 million and $24.3 million for the three and nine month periods ended September 27, 2025. The decrease in total other income, net for the three months ended September 30, 2026, as compared to the three months ended September 27, 2025, and for the nine month period ended September 30, 2026, as compared to the nine month period ended September 27, 2025, was primarily attributable to recognition of an unrealized loss in Rigaku during the period of $40.8 million.

Income Taxes. We recorded an income tax provision of $18.1 million and $30.8 million for the three and nine month periods ended September 30, 2026, respectively, compared to $3.8 million and $17.1 million for the three and nine month periods ended September 27, 2025, respectively. Our effective tax rate was 27.9% and 18.0% for the three and nine month periods ended September 30, 2026, respectively, compared to 12.0% for both the three and nine month periods ended September 27, 2025.

The following table reconciles our GAAP effective tax rate to our non-GAAP adjusted effective tax rate, which excludes the tax impact associated with the investment in Rigaku. We believe the non-GAAP adjusted effective tax rate provides useful information to investors in evaluating our effective tax rate because the changes in the fair value are driven by the market price of Rigaku’s shares and, because no tax benefit is recognized on unrealized losses due to a valuation allowance, may result in significant period to period variability in our effective tax rate. Management uses the non-GAAP adjusted effective tax rate to evaluate tax impacts from ordinary operations.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
GAAP effective tax rate	27.90%	18.00%
Tax impact associated with the investment in Rigaku	10.8 pts.	3.5 pts.
Non-GAAP adjusted effective tax rate excluding Rigaku	17.10%	14.50%

There was no comparable adjustment in the 2025 periods because the investment in Rigaku occurred in 2026.

Our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the impact of foreign taxes, including the Pillar Two global minimum tax, the tax impact associated with the unrealized loss on our investment in Rigaku, tax benefits associated with the Foreign Derived Intangible Income (“FDII”) deductions, federal research and development tax credits, foreign tax credits, and excess tax benefits associated with equity compensation.

Our future effective income tax rate depends on various factors, including changes in tax legislation, the geographic composition and amount of our pre-tax income, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities consist of the following in dollars for the periods indicated:

	September 30, 2026	January 3, 2026
	(in thousands)
Cash and cash equivalents	$400,677	$346,119
Marketable securities	850,794	293,503
Total cash, cash equivalents and marketable securities	$1,251,471	$639,622

Sources and Uses of Cash

A summary of net cash and cash equivalents provided by (used in) operating, investing, and financing activities is as follows in dollars for the periods indicated:

	Nine Months Ended
	September 30,	September 27,
	2026	2025
	(in thousands)
Net cash and cash equivalents provided by operating activities	$166,579	$233,319
Net cash and cash equivalents used in investing activities	$(1,274,608)	$231,931
Net cash and cash equivalents provided by (used in) financing activities	$1,162,695	$(77,864)

Operating Activities

Net cash and cash equivalents provided by operating activities for the nine month period ended September 30, 2026 was $166.6 million. The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2026 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $152.0 million. Significant non-cash operating charges included depreciation, amortization, share-based compensation and provision for inventory valuation. Cash provided by operating activities for the first nine months of 2026 decreased compared to the corresponding period in fiscal 2025, primarily due to timing of accounts receivable payments and higher inventory levels driven by revenue growth, partially offset by increased in accounts payable and accrued expense due to the timing of vendor payments and higher operational activity.

Investing Activities

Net cash and cash equivalents used in investing activities for the nine month period ended September 30, 2026 was $1.3 billion. During the nine month period ended September 30, 2026, net cash and cash equivalents used in investing activities included the purchase of the Company’s equity investment in Rigaku of $719.5 million, purchases of marketable securities of $987.8 million and capital expenditures of $8.8 million, offset by proceeds from maturities and sales of marketable securities of $435.0 million and acquisition related adjustments of $6.5 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

Financing Activities

Net cash and cash equivalents provided by financing activities for the nine month period ended September 30, 2026 was $1.2 billion. During the nine month period ended September 30, 2026, financing activities provided cash from proceeds of the 2031 Notes, partially offset by cash used for the Capped Call Transaction and repurchases of common stock, as well as for tax payments related to shares withheld to satisfy employee tax obligations in connection with the vesting of awards under share-based compensation plans.

In February 2024, the Onto Innovation Board of Directors (the “Board”) approved a share repurchase authorization (the “2024 Authorization”), which allows us to repurchase up to $200 million worth of shares of Common Stock. Under the 2024 Authorization, repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital. During the three and nine month periods ended September 30, 2026, no shares of Common Stock were repurchased under the 2024 Authorization. During the three and nine months ended September 27, 2025, no shares and 492 thousand shares, respectively, of Common Stock were repurchased under the 2024 Authorization. At September 30, 2026, there was $99.9 million available for future share repurchases under the 2024 Authorization.

Additionally, in May 2026, the Board approved a share repurchase authorization (the “2026 Authorization”), which allowed the Company to repurchase up to $300 million worth of shares of Common Stock solely in connection with the 2031 Notes issuance. During the three and nine months ended September 30, 2026, no shares and 805 thousand shares, respectively, of Common Stock were repurchased under the 2026 Authorization. The 2026 Authorization is no longer in effect and any and all remaining and unused amount under the 2026 Authorization is no longer available for repurchase.

Indebtedness

As of September 30, 2026, the net carrying amount of our 2031 Notes of $1.47 billion (principal balance of $1.5 billion maturing in 2031) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of Common Stock exceeds $496.34 (or 130% of the conversion price of $381.80) for 20 of the last 30 trading days of any future quarter, our 2031 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.

On April 20, 2026, in connection with the Rigaku Transaction, we entered into a commitment letter with Goldman Sachs Bank USA (“Goldman Sachs”) for a senior secured 364-day $500 million bridge term loan credit facility (the “Bridge Commitment”). Following the issuance of the 2031 Notes and Capped Call Transactions, the Company terminated the Bridge Commitment in full on May 21, 2026, and no amounts were drawn thereunder. The Company incurred total costs of $4.4 million in connection with the Bridge Commitment, all of which were expensed as incurred and recorded in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2026. No amounts were incurred during the three month period ended September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Form 10-K, outside of the market risks associated with the Company’s Investment in Rigaku described below.

Investment in Rigaku

As discussed in Note 1, “Basis of Presentation,” the Company is exposed to equity price related to its investment in Rigaku. The investment is measured at fair value based on Rigaku’s quoted market price on the Tokyo Stock Exchange. Accordingly, changes in the fair value of the investment are recognized in earnings.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 30, 2026. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings refer to the information set forth under “Legal Matters” of Note 8, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the 2025 Form 10-K, as updated by the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026, filed with the SEC on May 5, 2026, and June 30, 2026, filed with the SEC on August 6, 2026. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2024, the Onto Innovation Board of Directors (the “Board”) approved a share repurchase authorization (the “2024 Authorization”), which allows us to repurchase up to $200 million worth of shares of Common Stock. Under the 2024 Authorization, repurchases may be made through both public market and private transactions from time to time. Any amount paid to repurchase the shares in excess of par value, including transaction costs, would be recorded directly as a decrease to additional paid-in capital. During the three and nine month periods ended September 30, 2026, no shares of Common Stock were repurchased under the 2024 Authorization. During the three and nine months ended September 27, 2025, no shares and 492 thousand shares, respectively, of Common Stock were repurchased under the 2024 Authorization. At September 30, 2026, there was $99.9 million available for future share repurchases under the 2024 Authorization.

Additionally, in May 2026, the Board approved a share repurchase authorization (the “2026 Authorization”), which allowed the Company to repurchase up to $300 million worth of shares of Common Stock solely in connection with the 2031 Notes issuance. During the three and nine months ended September 30, 2026, no shares and 805 thousand shares, respectively, of Common Stock were repurchased under the 2026 Authorization. The 2026 Authorization ceased to be in effect and any and all remaining and unused amount under the 2026 Authorization is no longer available for repurchase.

For further information, see Note 14, “Share Repurchase Authorization,” of the Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of Common Stock associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program.

The following table provides details of Common Stock purchased during the three months ended September 30, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
	(in thousands, except for per share data)
July 1, 2026 to July 31, 2026	—	$—	—	$99,935
August 1, 2026 to August 31, 2026	—	$—	—	$99,935
September 1, 2026 to September 30, 2026	6	$254.48	—	$99,935
Three months ended September 30, 2026	6	$254.48	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended September 30, 2026, the following officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), as follows:

On August 12, 2026, Yoon Ah Oh, the Company’s Senior Vice President & General Counsel and Corporate Secretary, adopted a 10b5-1 Plan providing for the sale from time to time of an aggregate of up to 10,278 shares of Common Stock (the “Oh 10b5-1 Plan”). The duration of the Oh 10b5-1 Plan is effective until August 12, 2027, or earlier if all transactions under the Oh 10b5-1 plan are completed.

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

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

^Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onto Innovation Inc.

Date:	November 9, 2026	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 9, 2026	By:	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer and Principal Accounting Officer